Form 10-Q
period 1997-09-30
BOX HILL SYSTEMS CORP
filed 1997-11-10
CIK 1042783

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1997

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

Commission file number 1-13317

                        BOX HILL SYSTEMS CORP.
    --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           New York                                           13-3460176
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

           161 Avenue of the Americas, New York, NY                              10013
--------------------------------------------------------------   ------------------------------------
       (Address of principal executive offices)                                (Zip Code)

                                 (212) 989-4455
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 14,131,993 shares outstanding as of November 5, 1997.

--------------------------------------------------------------------------------

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                             ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

              Condensed Consolidated Balance Sheets --September 30, 1997 (unaudited)
              and December 31, 1996                                                                             1

              Condensed Consolidated Statements of Income --Three and nine
              months ended September 30, 1997 and 1996 (unaudited)                                              2

              Condensed Consolidated Statements of Cash Flows --
              Nine months ended September 30, 1997 and 1996 (unaudited)                                         3

              Notes to Condensed Consolidated Financial Statements                                              4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                               7

Part II.  Other Information

     Item 6.  Exhibits                                                                                         13

Signatures                                                                                                     14

Item 1.  Consolidated Financial Statements

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                 September 30,  December 31,
                                                                     1997          1996
                                                                 ------------   ------------
                                                                 (unaudited)

ASSETS

Current assets:
       Cash and cash equivalents .............................   $     53,769   $        994
       Accounts receivable, net ..............................         10,993          9,238
       Inventories ...........................................          8,413          6,114
       Prepaid expenses and other ............................            175            215
       Deferred income taxes .................................            598           --
                                                                 ------------   ------------

                         Total current assets ................         73,948         16,561

Property and equipment, net ..................................            831            855

Deferred income taxes ........................................             90           --
                                                                 ------------   ------------

                                                                 $     74,869   $     17,416
                                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable ......................................   $      8,788   $      5,152
       Accrued expenses ......................................          1,677          1,111
       Accrued shareholder officers' compensation ............          3,876           --
       Accrued income taxes ..................................             79           --
       Customer deposits .....................................          1,755          1,346
       Deferred revenues .....................................          1,492            883
                                                                 ------------   ------------

                           Total current liabilities .........         17,667          8,492
                                                                 ------------   ------------

Deferred rent ................................................            209            155
                                                                 ------------   ------------


Shareholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares
            authorized, none issued ..........................           --             --
       Common stock, $.01 par value 40,000,000 shares
            authorized, 14,129,749 and 9,900,000 shares issued
            and outstanding, respectively ....................            141             99
       Additional paid-in capital ............................         56,553           --
       Retained earnings .....................................            299          8,670
                                                                 ------------   ------------

                           Total shareholders' equity ........         56,993          8,769
                                                                 ------------   ------------

                                                                 $     74,869   $     17,416
                                                                 ============   ============

        The accompanying notes are an integral part of these statements.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                   (unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------   --------------------
                                                 1997        1996       1997        1996
                                               --------    --------   --------    --------

Net revenues ...............................   $ 18,096    $ 12,853   $ 50,324    $ 35,997

Cost of goods sold .........................     11,735       8,906     32,563      24,140
                                               --------    --------   --------    --------

                  Gross profit .............      6,361       3,947     17,761      11,857
                                               --------    --------   --------    --------

Operating expenses:
       Shareholder officers' compensation ..      2,311       1,407      7,219       4,321
       Engineering and product development .        672         421      1,754       1,457
       Sales and marketing .................      1,764       1,377      5,049       3,856
       General and administrative ..........        859         590      2,277       1,655
                                               --------    --------   --------    --------
                                                  5,606       3,795     16,299      11,289
                                               --------    --------   --------    --------
                  Operating income .........        755         152      1,462         568

Interest income ............................         81          51        103          94
                                               --------    --------   --------    --------

                  Income before income taxes        836         203      1,565         662

Income tax provision (benefit) .............       (610)         49       (450)        152
                                               --------    --------   --------    --------

Net income .................................   $  1,446    $    154   $  2,015    $    510
                                               ========    ========   ========    ========

Pro forma data (Note 3):
       Pro forma income before income taxes    $  2,829    $  1,291   $  7,828    $  4,027
       Pro forma income taxes ..............      1,089         497      3,014       1,551
                                               --------    --------   --------    --------


       Pro forma net income ................   $  1,740    $    794   $  4,814    $  2,476
                                               ========    ========   ========    ========

       Pro forma net income per share ......   $    .14    $    .07   $    .40    $    .21
                                               ========    ========   ========    ========

       Shares used in computing pro forma
          net income per share .............     12,219      11,746     11,895      11,733
                                               ========    ========   ========    ========

        The accompanying notes are an integral part of these statements.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     --------------------
                                                                                       1997        1996
                                                                                     --------    --------

Operating activities:
       Net income ................................................................   $  2,015    $    510
       Adjustments to reconcile net income to net cash provided
            by (used in) operating activities--
                     Depreciation and amortization ...............................        195         199
                     Deferred income taxes .......................................       (688)       --
                     Changes in assets and liabilities--
                           Accounts receivable ...................................     (1,755)     (3,130)
                           Inventories ...........................................     (2,299)     (1,689)
                           Prepaid expenses and other ............................         40        (120)
                           Accounts payable ......................................      3,636        (566)
                           Accrued expenses ......................................        620         182
                           Accrued shareholder officers' compensation ............      3,876       3,703
                           Accrued income taxes ..................................         79        --
                           Customer deposits .....................................        409         435
                           Deferred revenues .....................................        609         450
                                                                                     --------    --------
                                         Net cash provided by (used in) operating
                                             activities ..........................      6,737         (26)
                                                                                     --------    --------
Investing activities:
       Purchases of property and equipment .......................................       (171)       (295)
                                                                                     --------    --------

Financing activities:
       Net proceeds from the issuance of common stock ............................     56,625        --
       Proceeds from exercise of stock options ...................................         84        --
       Distributions to S Corporation shareholders ...............................    (10,500)       --
                                                                                     --------    --------

                                         Net cash provided by financing activities     46,209        --
                                                                                     --------    --------

Net increase (decrease) in cash and cash equivalents .............................     52,775        (321)


Cash and cash equivalents, beginning of period ...................................        994       3,478
                                                                                     --------    --------

Cash and cash equivalents, end of period .........................................   $ 53,769    $  3,157
                                                                                     ========    ========

         The accompanying notes are an integral part of these statements

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Box Hill Systems Corp. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's S-1 registration statement filed with the Securities and Exchange Commission as part of the Company's initial public offering on September 16, 1997.

2.       Initial Public Offering of Common Stock

The Company completed an initial public offering (the "Offering"), of its Common Stock effective September 16, 1997. The Company sold 5,500,000 shares of Common Stock at $15.00 per share, of which 3,300,000 shares were issued and sold by the Company and 2,200,000 shares were sold by individuals who were the only shareholders of the Company prior to the Offering. Additionally, 825,000 shares of Common Stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting estimated underwriting discounts and expenses, were approximately $56.6 million.

The Company was subject to taxation under Subchapter S of the Internal Revenue Code from 1990 until the termination of the S Corporation status concurrent with the Offering. The balance sheet as of September 30, 1997 reflects the estimated net deferred tax asset of $688,000, recorded by the Company as a result of the termination of its S Corporation status. The net deferred income tax asset represents the tax effects of the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the termination of the S Corporation status and was recorded as a one-time, income tax benefit in the statement of income for the three months ended September 30, 1997. Deferred taxes will be adjusted to reflect any change in the net deferred tax asset upon filing the final

S Corporation tax return. Additionally, in September 1997, the Company made $10.5 million of distributions to the S Corporation shareholders, representing the estimated taxed but undistributed S Corporation earnings as of June 30, 1997. The Company will make additional distributions to the S Corporation shareholders for any taxed but undistributed S Corporation earnings in excess of $10.5 million based on the S Corporation's pro rata share of the Company's 1997 taxable income.

3.       Pro Forma Information

Pro Forma Income Statement Data

In connection with the Offering, the Company entered into employment agreements with three of its officers, who were the Company's only shareholders prior to the Offering, which provide for a combined minimum annual base compensation of $1,275,000, in addition to provisions for benefits, termination and certain incentive compensation based on future revenues and earnings. For informational purposes, pro forma income before income taxes for periods prior to the Offering are presented to reflect the elimination of historical shareholder officers' compensation expense in excess of the base salary amounts included in the employment agreements.

Additionally, concurrent with the Offering, the Company terminated its status as an S Corporation and is subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of income for the three and nine months ended September 30, 1997 and 1996, include a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period based on the tax laws in effect during the respective periods. The pro forma adjustment for income taxes does not include the one-time tax benefit of $688,000 related to the recognition of the net deferred tax asset recorded by the Company upon terminating its S Corporation status.

Pro Forma Net Income Per Share

Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of Common Stock outstanding for the respective periods, adjusted for the dilutive effect of stock options, using the treasury stock method, and after giving pro forma effect to the number of shares that were required to be sold, at the net initial public offering price, to fund the $10.5 million of distributions to the S Corporation shareholders. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalents issued by the Company during the twelve months immediately preceding the Offering have been included in the calculation of the shares used in computing pro forma net income per share as if they were outstanding for all periods presented.

4.       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials.

5.       Credit Facility

On October 1, 1997, the Company entered into an agreement with a commercial bank which provides for a $10 million revolving line of credit. Borrowings are collateralized by a pledge of substantially all of the Company's assets and borrowings greater than $5 million are also required to be secured by short-term investments. Additionally, the Company will be required to comply with certain financial covenants, as defined. The revolver expires on May 1, 1998. As of September 30, 1997, no amounts were outstanding under the line.

6.       New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods beginning after December 15, 1997; earlier adoption is not permitted. The adoption is not expected to have a material impact on the Company's earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," found in the Company's Prospectus dated September 16, 1997, relating to its Common Stock, as filed with the Securities and Exchange Commission.

Overview

Box Hill designs, manufactures, markets and supports high performance data storage systems for the Open Systems computing environment. The Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, health care, government/defense and academia. Since its inception, Box Hill has focused exclusively on providing storage solutions for high-end customers, primarily in the UNIX environment. The Company initially focused on the financial services industry in response to that industry's need for high-availability, high- performance, fault-tolerant storage systems and high levels of customer and technical support. Box Hill leveraged its position as a company focused exclusively on storage solutions to bring new products to market faster than its competitors. Box Hill has produced significant profits since inception and has financed its growth primarily with cash generated from operations.

Box Hill's manufacturing operations consist primarily of assembly and integration of components and subassemblies into the Company's products with certain of those subassemblies manufactured by independent contractors. The Company's cost of goods sold consists primarily of direct material costs. The Company generally extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have covered the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components. The Company's long-term strategy includes maintaining or improving existing gross margins.

The Company completed an initial public offering of its common stock on September 16, 1997. The Company sold 5,500,000 shares of common stock at $15.00 per share, of which 3,300,000 were issued and sold by the Company and 2,200,000 shares were sold by individuals who were the only shareholders of the Company prior to the initial public offering. Additionally, 825,000 shares of common stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting estimated underwriting discounts and expenses, were approximately $56.6 million. Additionally, in September 1997, the Company made $10.5 million of distributions to the S Corporation shareholders, representing the estimated taxed but undistributed S Corporation earnings as of June 30, 1997. The Company will make additional distributions to the S Corporation shareholders for any taxed but undistributed S Corporation earnings in excess of $10.5 million, based on the S Corporation's pro rata share of the Company's 1997 taxable income.

Prior to its initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code. Accordingly, the net income of the Company for federal and state and local tax purposes has been reported by and taxed directly to the Company's shareholders, rather than the Company. Pro forma net income has been computed as if the Company had been subject to federal and state income taxes based on the tax laws in effect during the respective periods.

Results of Operations

The following table sets forth certain items from the Company's income statements as a percentage of net revenues for the periods indicated:


                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                               ----------------------------    ----------------------------
                                                   1997            1996            1997           1996
                                               ------------    ------------    ------------    ------------

Net revenues ...............................          100.0%          100.0%          100.0%          100.0%
Cost of goods sold .........................           64.8            69.3            64.7            67.1
                                               ------------    ------------    ------------    ------------

                  Gross profit .............           35.2            30.7            35.3            32.9
                                               ------------    ------------    ------------    ------------

Operating expenses:
         Shareholder officers' compensation            12.8            10.9            14.3            12.0
         Engineering and product development            3.7             3.3             3.5             4.0
         Sales and marketing ...............            9.7            10.7            10.0            10.7
         General and administrative ........            4.8             4.6             4.6             4.6
                                               ------------    ------------    ------------    ------------
                  Total operating expenses .           31.0            29.5            32.4            31.3
                                               ------------    ------------    ------------    ------------


         Operating income ..................            4.2%            1.2%            2.9%            1.6%
                                               ============    ============    ============    ============

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996:

Net revenue - Net revenues increased 40.3% to $18.1 million for the three months ended September 30, 1997, from $12.9 million for the three months ended September 30, 1996. The increase resulted from an increase in volume, primarily due to increased demand for the Company's products, which was partially offset by price reductions. Net revenues from sales of the Company's RAID products, comprehensive disk storage and backup solutions contributed approximately equally to the increase in revenues for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Gross profit - Gross profit increased 64.1% to $6.4 million for the three months ended September 30, 1997, from $3.9 million for the comparable period of 1996. As a percentage of net revenues, gross profit increased from 30.7% to 35.2%, principally as a result of a more favorable product mix.

Shareholder officers' compensation - Shareholder officers' compensation consists of salaries and bonuses paid to three of the Company's officers who were the only shareholders of the company prior to the Offering. Shareholders officers' compensation increased 64.3% to $2.3 million for the three months ended September 30, 1997 as compared to $1.4 million for the three months ended September 30, 1996. The increase in shareholder officers' compensation is attributable to higher bonuses for the three months ended September 30, 1997, as compared to the comparable period of 1996. In connection with the Offering, the Company entered into new employment agreements with the shareholder officers.

Engineering and product development - Engineering and product development expenses consist primarily of employee compensation, engineering equipment and supply expenses and fees paid for third-party design services. To date, no engineering and development expenses have been capitalized. Engineering and product development increased 75% to $.7 million for the three months ended September 30, 1997 from $.4 million for the comparable period of 1997. As a percentage of net revenues, engineering and product development increased to 3.7% for the three months ended September 30, 1997 from 3.3% for the comparable period of 1996. The increase is due to an increase in engineering staff and additional research and development equipment and supplies purchased during the period.

Sales and marketing - Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 28.6% to $1.8 million for the three months ended September 30, 1997 from $1.4 million for the three months ended September

30, 1996. The increase is primarily due to an increase in the direct sales forces and field service staff and increased commissions based on the increase in sales. As a percentage of net revenues, sales and marketing expenses decreased to 9.7% for the three months ended September 30, 1997 from 10.7% for the comparable period of 1996.

General and administrative - General and administrative expenses consist primarily of compensation to employees performing the Company's administrative functions and expenditures for the Company's administrative facilities. General and administrative expenses increased 50% to $.9 million for the three months ended September 30, 1997 from $.6 million for the three months ended September 30, 1996. The increase is due to an increase in staff to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased slightly to 4.8% for the three months ended September 30, 1997 from 4.6% for the comparable period of 1996.

Interest income - Interest income consists primarily of income earned on the Company's cash and cash equivalents. Interest income increased 58.8% to $81,000 for the three months ended September 30, 1997 from $51,000 for the three months ended September 30, 1996. The increase is primarily due to the investment of the net proceeds of the September 1997 initial public offering.

Income tax provision (benefit) - Historical income taxes for the three months ended September 30, 1997 consist of federal and state taxes on the C Corporation's pro rata portion of the Company's taxable income, New York City taxes, state franchise taxes and a one-time tax benefit of $688,000 related to the recognition of the net deferred tax asset recorded by the Company upon terminating its S Corporation status. For the three months ended September 30, 1996, historical income taxes consist of New York City taxes and state franchise taxes.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net revenues - Net revenues increased 39.7% to $50.3 million for the nine months ended September 30, 1997, from $36.0 million for the nine months ended September 30, 1996. The revenue growth for the period was the result of an increase in volume, which was partially offset by price reductions. The increase in volume was primarily the result of the ramp up of new RAID products, which were introduced in November 1995. Net revenues from sales of RAID products increased $7.1 million, or 120.3%, to $13.0 million for the nine months ended September 30, 1997, compared to $5.9 million for the nine months ended September 30, 1996. Net revenues from sales of the Company's comprehensive disk storage and backup solutions also increased for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, due to an increased demand for the Company's products.


Gross profit - Gross profit increased 49.6% to $17.8 million for the nine months ended September 30, 1997 from $11.9 million for the comparable period of 1996. As a percentage of net revenues, gross profit increased from 32.9% to 35.3%, principally as a result of a more favorable product mix in 1997.

Shareholder officers' compensation - Shareholders officers' compensation increased 67.4% to $7.2 million for the nine months ended September 30, 1997 from $4.3 million for the nine months ended September 30, 1996. The increase in shareholder officers' compensation is attributable to higher bonuses for the nine months ended September 30, 1997 as compared to the comparable period of 1996. In connection with the Offering, the Company entered into new employment agreements with the shareholder officers.

Engineering and product development - Engineering and product development increased 20% to $1.8 million for the nine months ended September 30, 1997 from $1.5 million for the comparable period of 1996. The increase is due to an increase in engineering staff and additional research and development equipment and supplies purchased during the period. As a percentage of net revenues, engineering and product development decreased slightly to 3.5% for the nine months ended September 30, 1997 from 4.0% for the comparable period of 1996.

Sales and marketing - Sales and marketing expenses increased 28.2% to $5.0 million for the nine months ended September 30, 1997 from $3.9 million for the nine months ended September 30, 1996. The increase is primarily due to an increase in the direct sales forces and field service staff and increased commissions based on the increase in sales. As a percentage of net revenues, sales and marketing expenses decreased slightly to 10.0% for the nine months ended September 30, 1997 from 10.7% for the comparable period of 1996.

General and administrative - General and administrative expenses increased 35.3% to $2.3 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996. The increase is due to an increase in staff to support the Company's growth. As a percentage of net revenues, general and administrative expenses remained flat at 4.6%.

Interest income - Interest income increased 28.3% to $195,000 for the nine months ended September 30, 1997 from $152,000 for the comparable period of 1996. The increase is primarily due to the investment of the net proceeds of the September 1997 initial public offering.

Income tax provision (benefit) - Historical income taxes for the nine months ended September 30, 1997 consist of federal and state taxes on the C Corporation's pro rata portion of the Company's taxable income, New York City taxes, state franchise taxes and a one-time tax benefit of $688,000 related to the recognition of the net deferred tax asset recorded by the Company upon terminating its S Corporation status. For the nine months ended September 30, 1996, historical income taxes consist of New York City taxes and state franchise taxes.


Liquidity and Capital Resources

As of September 30, 1997, the Company had $53.8 million of cash and cash equivalents and no bank indebtedness. As of September 30, 1997, working capital was $56.3 million. In September 1997, the Company completed an initial public offering of its Common Stock. Proceeds of the offering, after expenses, were approximately $56.6 million.

For the nine months ended September 30, 1997, cash provided by operating activities was $6.7 million compared to cash used in operating activities of $26,000 for the same period in 1996. The increase was primarily due to increased accounts payable and net income and less of an increase in accounts receivable when compared to the nine months ended September 30, 1996.

Cash used in investing activities consists of purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 1997 consists of proceeds from the initial public offering $56.6 million, offset partially by $10.5 million of distributions to the S Corporation shareholders, representing the estimated taxed but undistributed S Corporation earnings of the Company as of June 30, 1997. The Company will make additional distributions to the S Corporation shareholders for any taxed but undistributed S Corporation earnings in excess of $10.5 million, based on the S Corporation's pro rata portion of the Company's 1997 taxable income.

In October 1997, the Company obtained a $10 million revolving line of credit facility from a commercial bank. No amounts were outstanding under this facility at September 30, 1997.

The Company presently expects that cash and cash equivalents, cash generated from operations and availability under its revolving line of credit, will be sufficient to meet its foreseeable operating and capital requirements. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

Part II - Other Information

Item 1    Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

          11.1 Computation of Pro Forma Net Income Per Share.

          27.1 Financial Data Schedule.

(b) Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: November 10, 1997            BOX HILL SYSTEMS CORP.

                               By  /s/ Philip Black
                                   -----------------------------
                                   Philip Black
                                   Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 10, 1997        By  /s/ Philip Black
                                   -----------------------------
                                   Philip Black
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 10, 1997        By  /s/ R. Robert Rebmann, Jr.
                                   -----------------------------
                                   R. Robert Rebmann, Jr.
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)