Form 10KSB40
period 1997-12-31
BOX HILL SYSTEMS CORP
filed 1998-03-30
CIK 1042783

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-13317

                            ------------------------

                             BOX HILL SYSTEMS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         NEW YORK                           13-3460176
 (STATE OF INCORPORATION)      (IRS EMPLOYER IDENTIFICATION NUMBER)


      161 AVENUE OF THE AMERICAS
             NEW YORK, NY                                   10013
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 212-989-4455
                       (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

=============================================================================================================
                                                                    VOTING SHARES
                                                                     OUTSTANDING       NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                         AT MARCH 2, 1998      ON WHICH REGISTERED
--------------------------------------------------------------------------------------------------------------
Common stock, $.01 par value                                         14,223,422       New York Stock Exchange
==============================================================================================================

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 2, 1998 was $70,857,842.

     Documents incorporated by reference:

     Portions of Box Hill's definitive Proxy Statement dated March 31, 1998 into
Part III of Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are 'forward-looking' statements within the meaning of the Private Securities Litigation Reform Act (the 'Reform Act'). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of Box Hill which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements follow.

     The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products as well as new products being introduced, obsolete and unmarketable. The Company relies on other companies to supply certain key components of its products and certain products which it resells that are available only from limited sources in the quantities and quality demanded by the Company. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenues to date has been derived from sales to customers in the financial services industry and the telecommunications industry. In addition, historically, a material percentage of the Company's net revenues in each year has been derived from a limited number of customers. The Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its geographic reach and becomes less reliant on the financial services and telecommunications industries. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has no patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures which may prove to be inadequate.

     All forward-looking statements speak only as of the date on which they are made. Box Hill undertakes no obligation to update such statements to reflect events which occur or circumstances which exist after the date on which they are made.

                                     PART I

ITEM 1. BUSINESS:


     Box Hill Systems Corp. ('Box Hill' or the 'Company') designs, manufactures, markets and supports high-performance data storage systems for the Open Systems computing environment. The Company's storage solutions encompass a broad range of scalable products and services targeting high-end customers. With data becoming an increasingly critical business tool, these customers are demanding certain characteristics in their storage systems, particularly high availability, high performance and fault tolerance, as well as the highest level of customer and technical support. The Company has a history of providing high-end storage solutions that meet these requirements by combining extensive design and implementation experience with leading edge technologies. The Company was among the first to develop and successfully commercialize a hot-swappable SCSI Disk Array storage system and a Redundant Array of Inexpensive/Independent Disks ('RAID') storage system for UNIX. In addition, the Company recently introduced the Fibre Box(Registered), one of the first Fibre Channel storage systems. The Company employs a direct marketing strategy targeted at data-intensive industries, which to date primarily include financial services, telecommunications, health care, government/defense and academia. Box Hill was incorporated in New York in April 1988.

INDUSTRY OVERVIEW

     The demand for Open Systems data storage is fueled by the rapid proliferation of new data-intensive applications, such as video, the Internet, intranets, multimedia, data warehousing and data mining, as well as the migration of mission-critical applications off mainframe computers. Disk storage systems, tape backup systems and software-based management tools designed to operate on multiple platforms are becoming a strategic part of the computer environment. Computer purchase decisions are becoming 'storage centric' and, in many instances, capital expenditures on storage systems are equal to or greater than those made on computer processing hardware.

     The high end of the Open Systems market is characterized by large capacity UNIX and Windows NT servers operating in multi-platform environments, generally running mission-critical applications.

     The Company believes that storage purchase decisions at the high end of the Open Systems computing environment are based on a variety of factors, including
(i) response time, capacity and minimization of downtime; (ii) data protection;
(iii) all-encompassing solutions, (iv) multi-platform compatibility, and (v) scalability.

  Current and Emerging Technologies

     The Open Systems market's current storage options include Disk Arrays, RAID storage systems and tape backup systems, each of which are generally attached to hosts by the Small Computer Systems Interface ('SCSI'). Fibre Channel, an emerging high-speed serial interface that has recently become commercially available, enables faster data transfer to Disk Arrays and RAID storage systems. Fibre Channel also enables several new options for implementing RAID including the use of Box Hill's proprietary X/ORaid(Trademark) Module, which provides RAID functionality without the need for external RAID controllers.


  Future Trend: Storage Area Networks

     To address the growing demand for higher availability and increased connectivity in Open Systems computing environments, the Company envisions the development of storage area networks ('SANs') that will add networking capabilities to storage devices. The Company believes that SANs will be enabled principally by two emerging technologies: (i) Fibre Channel and (ii) 'clustering' software, such as Microsoft's 'Wolfpack.' Fibre Channel will allow for a wider range of higher speed connections between and among a greater number of hosts and storage devices in the SAN, and clustering software will allow for the interconnection of multiple hosts to multiple storage devices (currently commercially available systems typically only allow the attachment of one host to one storage system). The Company believes that the high-performance, high-availability features that clustering software is contemplated to possess will enhance the ability of Windows NT, one of the Company's principal targeted computing environments, to capture market share in high-end mission-critical applications.

THE BOX HILL SOLUTION

     Box Hill develops and markets a comprehensive range of storage systems designed to meet the requirements of the high-end Open Systems market. The Company's family of products and services is intended to provide users with the following benefits:

     High performance, high availability and fault tolerance. Recognizing the increased demand for faster response times, greater capacities, higher availability of data and minimum system downtime, the Company has focused on developing high-end, high-performance storage products using SCSI, Ultra SCSI and Fibre Channel interfaces. The Company was among the first to develop and successfully commercialize a hot swappable SCSI Disk Array and a RAID storage system for the UNIX environment. More recently, the Company was one of the first to introduce a Fibre Channel storage system and is finalizing development of what it believes will be the first Fibre Channel storage system activating RAID functionality incorporated within the new generation Fibre Channel disk drives.

     High-performance backup. To satisfy market demand for reliable, high-quality backup products and systems, the Company offers a broad variety of backup products, including tape library systems, backup software, training and documentation. The Company has specialized expertise in the design and implementation of effective, well-integrated backup solutions designed to satisfy customers' individual needs, from departmental server systems to enterprise network systems.

     All-encompassing solutions. The Company delivers all-encompassing solutions, including design consulting, installation, integration, training, and comprehensive, 24-hour, post-sales service and technical support, as well as software-based management tools. The Company employs a full staff of direct sales personnel and applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex, pre-deployment storage problems. This value-added capability fosters customer loyalty and allows the Company to identify emerging customer requirements for future data storage products.

     Multi-platform support. As an independent provider of storage products, Box Hill is well positioned to provide storage systems specifically designed to be compatible with a variety of UNIX and Windows NT platforms. This cross-platform capability allows end users to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as operating systems or other Open System components change.

     Scalability. The Company's products are designed using a flexible, modular architecture allowing the Company to size and configure storage systems to the application-specific requirements of individual customers. In addition, this architecture allows the Company to resize and reconfigure these systems to adapt to the changing needs of customers, while allowing them to retain capital value in their underlying systems.

PRODUCTS AND SYSTEMS

     Box Hill's family of products is a flexible, highly scalable set of hardware and software storage solutions for Open Systems applications. The Company's storage products feature modular building blocks that provide customers with a variety of storage solutions ranging from SCSI Disk Array configurations to multi-terabyte Ultra SCSI RAID storage systems to the Fibre Channel RAID storage system. In addition, Box Hill's backup products incorporate 'best of breed' tape library products and backup management software.

     DISK STORAGE PRODUCTS: The Company's principal disk storage products include the Mod Box 5000(Trademark), the RAID Box 5300 Turbo+(Trademark) product line and the recently introduced Fibre Box(Registered).

     Mod Box 5000(Trademark): The Mod Box 5000(Trademark) is a modular, scalable, hot-swappable, SCSI and Ultra SCSI capable Disk Array system which can be configured with a wide range of storage devices. The Mod Box 5000(Trademark) architecture supports both 3 1/2' and 5 1/4' device form factors, enabling Box Hill to support the highest capacity drives, and is compatible with both UNIX and Windows NT platforms.

     Jewel Box 8000(Trademark): The Jewel Box 8000(Trademark) is another modular, scalable, hot-swappable storage system that can be configured with the RAID Box 5300 Turbo+(Trademark) for added reliability and fault-tolerance. Up to eight 4 GB-18 GB, 10,000 rpm, SCSI- and Ultra SCSI-capable disk drives can be accomodated within the system.

     RAID Box 5300 Turbo+(Trademark): Box Hill integrates hardware RAID controllers with the Mod Box 5000(Trademark) or the Jewel Box 8000(Trademark) Disk Array to create the RAID Box 5300 Turbo+(Trademark) product line. The Company also supplies remote monitoring and configuration software as a key part of the RAID Box 5300 Turbo+(Trademark) system. This high- end, high-speed, hot-swappable, SCSI and Ultra SCSI capable RAID storage system supports redundant failover controllers and capacities up to 2.7 TB. The Company believes that its RAID Box 5300 Turbo+(Trademark) is one of the fastest Ultra SCSI RAID storage systems available for both UNIX and Windows NT platforms.


     Fibre Box(Registered): The Company recently introduced the Fibre Box(Registered), one of the first storage systems based on Fibre Channel technology. The Fibre Box(Registered) enables data transfer rates of up to 200 MB per second, transmission distances of up to 10 kilometers, connectivity of up to 126 host/device connections and capacities up to 2.27 TB. In addition, the Fibre Box(Registered) contains up to eight 18 GB Fibre Channel disk drives in an intelligent enclosure and features hot-swappability, redundancy of key components, and automatic environmental monitoring to enable failure prediction. Included with the Fibre Box(Registered) is the Company's Fibre Box Array Explorer(Trademark) software program, which provides users with the benefits of system monitoring and configuration, event reporting and remote disk maintenance and administration. Also included is the Company's optional X/ORaid(Trademark) Module which provides RAID functionality without the need for external RAID controllers.

     BACKUP PRODUCTS. Box Hill's backup solutions consist of a variety of 'best of breed' tape libraries and enterprise-wide backup software from industry leaders, proprietary Company software and comprehensive integration and customization services that produce turnkey solutions. The Company believes it has unique abilities to custom design system-wide and enterprise-wide backup systems and effectively integrate 'best of breed' hardware and software backup products. The principal tape backup products offered by the Company include the Magna Box, an enterprise-wide automated DLT library with capacities ranging from 800 GB to 41 TB, and the Echo Box, which, together with the Company's proprietary Tape Mirroring Software, allows for the simultaneous real-time creation of two sets of backup tapes, one for fast, local retrieval of data and the other for remote, off-site storage.

CUSTOMERS

     Box Hill markets its products principally to high-end users in the Open Systems market. The Company has placed major storage system installations principally in data-intensive industries in which customers require high-performance, high-availability, fault-tolerant storage solutions, such as financial services, telecommunications, health care, government/defense and academia. In addition, the Company intends to expand its focus to include other data-intensive vertical markets, such as video, multimedia and imaging. The Company enjoys strong relationships with its customers, which are reflected in high levels of repeat business over many years.

     The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenues to date has been derived from sales to customers in the financial services industry and the telecommunications industry. In 1997, direct sales to customers in the financial services and telecommunications industries constituted 40% and 14%, respectively, of Box Hill's net revenues and in 1996, 42% and 18%, respectively.

     In addition, historically, a material percentage of the Company's net revenues in each year has been derived from a limited number of customers. For the year ended December 31, 1997, the Company's top five customers, including distributors, accounted for approximately 30% of the Company's net revenues. Similarly, in 1996, sales to the top five customers (some of which were different from the top five in 1997) represented approximately 36% of the Company's net revenues. In 1996 and 1997, no single customer accounted for 10% or more of the Company's net revenues. The Company generally does not enter into long-term contracts with its customers, and customers generally have certain rights to extend or delay the shipment of their orders or cancel orders without penalty.

     Substantially all of the Company's revenues to date have been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of the Company's revenues are associated with versions of UNIX manufactured by Sun Microsystems, Inc.

SALES AND MARKETING

     The Company's marketing strategy emphasizes direct sales to high-end users of its storage and backup products. Prior to 1995, the Company conducted its sales exclusively from its facility in New York City. The Company recently launched an expansion program to penetrate new markets outside the northeastern region of the United States. The Company intends to add new sales representatives and applications engineers in various cities in the United States and Canada. In 1996, the Company established a sales location in the greater Washington, D.C. metropolitan area and, in 1997, commenced hiring personnel in other parts of North America. The Company also intends to augment its traditional direct sales strategy by selling to select OEM customers where market dynamics are such that the Company would not otherwise have access to these markets. In addition, the Company's team of applications engineers, generally highly qualified storage experts, complements the sales force by providing pre-sales and pre-deployment consulting, installation services and support.

     The Company's international marketing strategy has been to use distributors located outside of the United States. The Company's foreign activities have principally been conducted through distributors in the United Kingdom, Japan and Hong Kong. Since 1996, the Company has embarked on a program of international expansion, engaging distributors in Korea, Singapore, Taiwan, Italy and Ireland. The Company provides marketing and technical support services in connection with European and Pacific Rim sales. The Company intends to continue international expansion by developing distributor relationships in France, Germany,

Scandinavia and the Benelux countries. Sales to international distributors located outside the United States represented approximately 17%, 18% and 16% of the Company's net revenues for 1997, 1996 and 1995, respectively.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company's research, engineering and development efforts are focused on developing innovative solutions to the storage needs of the high-end of the Open Systems market. The Company has expertise in UNIX and Windows NT driver and system software, data storage system design and integration, high-speed interface design for SCSI, Ultra SCSI and Fibre Channel and design, qualification and integration of disk drives, tape drives, robotics and other storage components. For example, the Company was among the first to develop and successfully commercialize a hot-swappable SCSI Disk Array and a RAID storage system for the UNIX environment. More recently, the Company was among the first to introduce a Fibre Channel storage system, which features an option that provides RAID functionality without the need for external RAID controllers.

     The Company generally designs its products to have a modular architecture that can be readily modified to respond to technological developments and paradigm shifts in the Open Systems computing environment. This flexibility allows the Company to focus research and development resources on specific product innovations and advancements. The modular architecture of the products meets customer needs with solutions tailored to their applications and products that can be adapted to changes in technology and in their computing environments.

     The Company is currently focusing considerable development efforts on Fibre Channel storage systems. Projects include improvements to the features, functions and performance of the Fibre Box(Registered), the Fibre Box Array Explorer(Trademark) and the X/ORaid(Trademark) Module. The Company intends to capitalize on Fibre Channel technology and components by adding systems software to create products for high-availability storage systems and future-envisioned Storage Area Network environments.

     The Company's engineering design teams work cross-functionally with marketing managers, applications, technical and production engineers and customers to develop products and product enhancements. The Company employs a full staff of applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex pre-deployment storage problems. The Company's technical support engineering team and production engineering team also contribute to the quality, manufacturability and usability of products from design to deployment. This value-added capability fosters customer loyalty and allows the Company to identify emerging customer requirements for future data storage products.

     Engineering and product development expenses of the Company (which do not include compensation expenses for applications and technical support engineers, which are recorded as sales and marketing expenses) for fiscal years 1997, 1996 and 1995 were $2.3 million, $2.1 million and $1.6 million, respectively. As of December 31, 1997, the Company had 23 full-time employees engaged in research and development activities and, in addition, had 16 full-time applications and technical support engineers.

CUSTOMER SERVICE AND SUPPORT

     Recognizing that the provision of comprehensive, proactive and responsive support is an essential element in establishing new customer accounts and securing repeat business from existing customers, Box Hill is committed to providing the highest levels of customer service and support aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration.

     In certain geographical regions, and for an annual or quarterly fee, the Company maintains a staff of on-call technical personnel who are available to visit the customer's site within a few hours. In other geographical regions, the Company indirectly provides the same level of support by using third-party service companies. In all cases, Box Hill technical support engineers are available by phone on a seven day, 24 hour basis.

     The Company provides standard warranties with all products sold which are set forth in various documents and agreements which are delivered to customers with each product. As a general policy, the Company ships replacement hardware components to customers in advance of receiving returns of defective components under a standard warranty, which runs from one to five years. The Company occasionally issues credit in lieu of replacing a piece of equipment. A customer may also contract for an extended warranty or on site maintenance support from the Company on all products.

MANUFACTURING

     Box Hill's manufacturing operations consist of assembly and integration of components and subassemblies into the Company's products with certain of those subassemblies manufactured by independent contractors. The units are assembled to order and are subjected to a systems-level test and to firmware revision controls to ensure performance to specification in the anticipated end-user computing environment. Test results are identified by individual product serial numbers and are logged to aid in technical support. The Company strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, reduce costs and reduce inventory investments.

     The Company relies on other companies to supply certain key components of its products and certain products which it resells that are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases substantially all of its disk drives and all of its Fibre Channel drives from Seagate, all of its DLT tape drives from Quantum and all of its hardware RAID controllers from CMD. Approximately 32.7%, 52.7% and 35.6% of the Company's total raw material purchases were from Seagate and approximately 10.5%, 16.5% and 13.8% of the Company's total raw material purchases were from Quantum in the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company purchases substantially all of its raw materials pursuant to purchase orders, rather than pursuant to long term purchase agreements, and maintains minimum inventory levels. Seagate is the only manufacturer and distributor of Fibre Channel drives and Quantum is the only supplier of DLT tape drives. If the Company faced a shortage of Fibre Channel drives or DLT tape drives, manufacture and shipment of certain of the Company's products could be delayed indefinitely, as long as there continue to be no alternative sources of supply. Even if alternative sources of supply became available, the incorporation of such components from alternative suppliers and the manufacture and shipment of such products could be delayed while modifications to such products and accompanying software were made to accommodate the introduction of alternative suppliers' components. The Company has experienced a shortage of DLT tape drives in the past, and there can be no assurance that the Company will not experience shortages of these or other components in the future. Although hardware RAID controllers are available from other sources, the Company estimates that replacing CMD's hardware RAID controllers with those of another supplier would involve several months of hardware and software modification.

COMPETITION

     The market for Open Systems storage is growing and it is intensely competitive. The Company competes primarily with traditional suppliers of computer systems such as Compaq Computer Corporation, Hewlett-Packard, Sun Microsystems, IBM, Data General Corporation and Digital Equipment Corporation, which market storage systems as well as other computer products. The Company also competes against independent storage system suppliers to the high-end Open Systems market, including EMC Corporation, Network Appliance, Inc., Ciprico Inc. and MTI. In the area of tape backup, the Company competes with suppliers of tape-based storage systems such as Datalink Corporation, MTI and numerous resellers.

     Competitive pricing pressures exist in the data storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. There also has been, and may continue to be, a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share, which cannot be foreseen by the Company. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

     Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     Box Hill's success depends significantly upon its proprietary technology. The Company has no patent protection for its products and has attempted to protect its intellectual property rights through copyrights, trade secrets and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Box Hill(Registered) and Fibre Box(Registered) trademarks and is claiming common law protection for and may seek to register its RAID Box 5300 Turbo+(Trademark), Mod Box 5000(Trademark), X/ORaid(Trademark) Module and Fibre Box Array Explorer(Trademark) trademarks and other trademarks and logos as it deems appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers.

     The Company licenses certain Fibre Channel driver software under a royalty-free license for use in connection with host bus adapters purchased by the Company from the licensor. The license is irrevocable, non-transferable and non-exclusive, and continues as long as the Company continues to use the licensor's drivers or unless the Company terminates it or either party materially breaches its obligations.

EMPLOYEES

     As of December 31, 1997, Box Hill had a total of 155 employees, (substantially all of whom are full-time), of whom 23 were engaged in engineering, research and development; 22 in applications and technical support engineering and customer support; 44 in marketing, sales; 39 in manufacturing; 24 in general management and administration; and three shareholder officers.

     The Company has experienced no work stoppages and believes that its employee relations are good. The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary and benefits, and will make stock option grants to attract and retain qualified employees.

GLOSSARY OF TERMS USED IN PART I

ANSI.......................  American National Standards Institute.
Clustering Software........  Clustering software allows a client software application to interact with a cluster of host servers, as if the cluster were a single host. Clustering software is designed to increase both availability (by providing alternative processing capacity in the event of a host failure) and scalability (by sharing resources among a number hosts in the cluster).
CPU........................  Central Processing Unit. Refers to a micro-processing chip in a host computer.
Disk Array.................  A storage system comprising a variable number of disk drives externally attached by means of an interface to a computer system.
DLT........................  Digital Linear Tape. A proprietary tape drive product line designed and built by
                             Quantum.
Failover...................  A high-availability and data protection feature that automatically transfers functions from a failed device to a redundant device.
Fault-tolerance............  The capability of a system to withstand a degree of failure and continue to perform its functions.
Fibre Channel..............  The name given to a new interface standard developed by ANSI.
GB.........................  Gigabyte. 1,024 megabytes.

High-availability..........  The capability of a system to perform its functions with minimal downtime.

                                      8


Hot-swappable..............  The ability of components of a storage system, such as disks, power supplies and fans, to be exchanged while the system remains powered on.
MB.........................  Megabyte. 1,048,576 bytes, a unit of measurement for data storage.
Open Systems...............  Computing environments incorporating computers that act as servers interconnected over a network to client workstations and a variety of other system components and peripherals based on a series of published or open interface specifications.
RAID.......................  Redundant Array of Inexpensive/Independent Disks. A Disk Array storage system with fault tolerant capabilities.
SCSI.......................  Small Computer Systems Interface. The name given to a commonly used interface standard developed by ANSI.
TB.........................  Terabyte. 1,024 gigabytes.
Ultra SCSI.................  An advanced form of SCSI with increased performance capabilities.
UNIX.......................  A popular multi-user computer operating system commonly used in Open Systems.
Windows NT.................  A Microsoft computer operating system commonly used in Open Systems.

EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 2, 1998):

                                                                               OFFICER
NAME                          AGE    POSITION                                   SINCE
---------------------------   ---    ------------------------------------   -------------
Philip Black                  43     Chief Executive Officer and Director        May 1995
Benjamin Monderer             39     Chairman of the Board, President and      April 1988
                                       Chief Technical Officer
Carol Turchin                        Executive Vice President and
                              36       Director                                April 1988
Mark A. Mays                         Vice President, Secretary and
                              34       Director                                April 1988
Warren J. Fisher              41     Vice President--Sales                   January 1996
Adam T. Temple                40     Vice President--Operations              January 1996
Kenneth Pitz                  45     Vice President--Materials Management    January 1996
R. Robert Rebmann, Jr.               Chief Financial Officer and
                              32       Treasurer                             January 1997

     All officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors as provided in the By-laws.

     Philip Black has been Chief Executive Officer and a Director of the Company since May 1995. From 1976 to 1991 Mr. Black held a number of positions, including Vice President, President, Chief Executive Officer and Vice Chairman

of the Board at Tekelec, Inc., a publicly traded company, of which he was the founder, engaged in the design, manufacturing and marketing of diagnostics systems and network switching solutions. From March 1990 until August 1991 Mr. Black served as Managing Director of Echelon Europe, of which he was a co-founder. In September 1991 Mr. Black became the Chief Executive Officer and Treasurer of Avalon Control Technologies, a company specializing in products and services related to Echelon's LONWorks technology, and served in those capacities until June 1994. In April 1994 Mr. Black became President and Chief Executive Officer of Chevry, a backup software company, and served in those capacities until he joined the Company.

     Benjamin Monderer, Eng.Sc.D., a co-founder of the Company, has been President and a Director of the Company since its incorporation in 1988 and became Chairman of the Board in July 1997. He is also Chief Technical Officer and has served as Manager of Operations of the Company. Dr. Monderer had been a member of the technical staff at Hewlett-Packard in 1980 and 1981 and was a Research Scientist at Columbia University from 1986 to 1989. Dr. Monderer holds a Bachelor of Science in Electrical Engineering degree from Princeton University and a Master of Science degree in Electrical Engineering and a Doctor of Engineering Science from Columbia University. Dr. Monderer is married to Carol Turchin.

     Carol Turchin, a co-founder of the Company, has been an executive officer and a Director of the Company since its incorporation in 1988 and, in July 1997, became Executive Vice President of the Company. She has also served as the Company's Vice President of Sales and Vice President of Marketing. Ms. Turchin holds a Bachelor of Arts degree from Vassar College. Ms. Turchin is married to Benjamin Monderer.

     Mark A. Mays, a co-founder of the Company, has been Vice President, Technical Consultant and a Director of the Company since its incorporation in 1988 and was appointed Secretary of the Company in July 1997. From 1985 to 1988, Mr. Mays served as Associate Research Scientist at Columbia University. Mr. Mays holds a Bachelor of Science degree and a Master of Science degree in Electrical Engineering from Columbia University.

     Warren J. Fisher has served as Vice President--Sales of the Company since January 1996. From November 1992 to December 1995, Mr. Fisher was the Vice President--Sales of QStar Technologies, Inc., a software development company. From April 1991 to November 1992, he served as Regional Sales Manager at Altos Computer Systems, a computer manufacturer, and from Jun 1984 until April 1991, served as Chief Executive Officer of a computer systems integration division of George S. May International Company, a consulting company. Mr. Fisher holds a Bachelor of Science degree in Industrial Engineering and Management Science from Northwestern University and a Master of Business Administration from Northwestern University's J.L. Kellogg Graduate School of Management.

     Adam T. Temple has served as Vice President--Operations of the Company since 1996. Mr. Temple joined the Company in 1991 and became Head of Operations in 1992. Prior to joining the Company, Mr. Temple served as Advisory Engineer for IBM at the T.J. Watson Research Center from 1990 to 1991, as a member of the Research Staff at Columbia University's Center for Telecommunications Research from 1985 to 1990, and as an engineer at Raytheon Company's Submarine Signal Division from 1979 to 1985. Mr. Temple holds a Bachelor of Science degree in Engineering and Applied Science from Yale University and a Master of Science in Electrical Engineering from Columbia University.

     Kenneth Pitz has served as Vice President--Materials Management of the Company since 1996. Mr. Pitz has served in various management capacities since he joined the Company in 1992. Prior to joining the Company, Mr. Pitz served in various capacities of increasing responsibility at Lex Electronics (formerly Schweber Electronics, which was purchased in 1991 by Arrow Electronics, Inc.) from 1976 to 1992, including Product Line Manager, Operations Manager of a sales office, Director of a division and, ultimately, Director of Customer Services for the company.

     R. Robert Rebmann, Jr. has been Chief Financial Officer of the Company since joining the Company in January 1997 and became Treasurer of the Company in July 1997. Prior to joining the Company, Mr. Rebmann served as Audit Manager for Perelson Weiner (formerly Weiner Associates), a mid-sized regional public accounting firm. Mr. Rebmann held various positions of increasing responsibility at Perelson Weiner from 1986 until December 1996. Mr. Rebmann holds a Bachelor of Science degree in Accounting from the State University of New York at Binghamton and is a Certified Public Accountant.

ITEM 2. PROPERTIES:

     Box Hill's manufacturing, research and development and principal sales and marketing operations are conducted from, and its administrative staff are located in New York City at, a 44,000-square-foot leased facility, of which approximately 10,000 square feet was added in 1997, occupied under a long term lease, as amended, expiring in 2007. The Company also leases an office in Vienna, Virginia, under a lease that expires in May 1998, to facilitate sales efforts in the greater Washington, D.C. metropolitan area. The rent for the year ended December 31, 1997 for the two facilities aggregated approximately $472,000. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS:

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS:

     Box Hill common stock has been listed on the New York Stock Exchange since September 16, 1997. During the quarter ended September 30, 1997, the high and low selling prices of Box Hill Common Stock on the New York Stock Exchange were $21 1/8 and $16, respectively. During the quarter ended December 31, 1997, the high and low selling prices were $20 and $9, respectively. There were 77 common stockholders of record at March 2, 1998.

     Dividends have not been paid on the Company's common stock and the Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA:

     The selected consolidated financial data set forth below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' the Company's audited financial statements, the notes thereto, and the other financial and statistical information included herein. The pro forma financial data for the year ended December 31, 1997 gives effect to (i) the Company's conversion to a C Corporation and (ii) new employment agreements with the Company's shareholder officers. The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues.............................................   $70,344    $50,027    $40,225    $55,232    $44,956
  Cost of goods sold.......................................    45,528     33,028     24,067     33,568     26,453
                                                              -------    -------    -------    -------    -------
  Gross profit.............................................    24,816     16,999     16,158     21,664     18,503
                                                              -------    -------    -------    -------    -------
  Operating expenses:
     Shareholder officers' compensation....................     7,538      6,347      9,067     15,174     12,608
     Engineering and product development...................     2,324      2,071      1,634      1,420        975
     Sales and marketing...................................     6,699      5,325      3,150      2,405      1,569
     General and administrative............................     3,465      2,348      1,931      1,351        831
                                                              -------    -------    -------    -------    -------
          Total operating expenses.........................    20,026     16,091     15,782     20,350     15,983
                                                              -------    -------    -------    -------    -------
     Operating income......................................     4,790        908        376      1,314      2,520
     Interest expense (income), net........................      (681)      (144)        33         62        (80)
                                                              -------    -------    -------    -------    -------
     Income before income taxes............................     5,471      1,052        343      1,252      2,600

     Income taxes (1)......................................       413        226        311        426        459
                                                              -------    -------    -------    -------    -------
Net income (1).............................................   $ 5,058    $   826    $    32    $   826    $ 2,141
                                                              -------    -------    -------    -------    -------
                                                              -------    -------    -------    -------    -------
Basic net income per share.................................   $   .45    $   .08    $    --    $   .08    $   .22
                                                              -------    -------    -------    -------    -------
                                                              -------    -------    -------    -------    -------
Diluted net income per share...............................   $   .42    $   .08    $    --    $   .08    $   .22
                                                              -------    -------    -------    -------    -------
                                                              -------    -------    -------    -------    -------
Pro forma income before income taxes (2)...................   $11,734
Pro forma income taxes (3).................................     4,518
                                                              -------
Pro forma net income.......................................   $ 7,216
                                                              -------
                                                              -------
Pro forma basic net income per share (4)...................   $   .62
                                                              -------
                                                              -------
Pro forma diluted net income per share (4).................   $   .57
                                                              -------
                                                              -------
Shares used in computing pro forma basic net income per
  share (4)................................................    11,651
                                                              -------
                                                              -------
Shares used in computing pro forma diluted net income per
  share (4)................................................    12,698
                                                              -------
                                                              -------

                                                                              AS OF DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Cash and cash equivalents and
     short-term investments ...............................   $50,202    $   994    $ 3,478    $ 2,037    $ 3,417
  Working capital..........................................    57,440      8,069      7,269     10,645      9,741
  Total assets.............................................    73,817     17,416     13,945     15,927     14,612
  Shareholder loans payable................................        --         --         --      3,401      3,000
  Distribution payable to S Corporation shareholders.......       227         --         --         --         --
  Shareholders' equity.....................................    58,548      8,769      7,943      7,911      7,085


------------------
(1) In connection with the Company's September 1997 initial public offering, its S Corporation status was terminated. The provision for income taxes for the year ended December 31, 1997, consists of income taxes on the C Corporation's pro rata portion of the Company's 1997 taxable income, New York City taxes, state franchise taxes and a one-time tax benefit of $855,000 related to the recognition of the net deferred tax asset recorded by the Company upon terminating its S Corporation status. For all prior years, the provision for income taxes consists of New York City taxes and state franchise taxes. See Note 6 of Notes to the Company's Financial Statements.

(2) Pro forma income before income taxes reflects a pro forma adjustment to reduce shareholder officers' compensation expense to reflect employment agreements with the Company's three shareholder officers executed in connection with the initial public offering. See Notes 2 and 10 of Notes to the Company's Financial Statements.

(3) Pro forma income taxes have been computed as if the Company was subject to federal and state income taxes for the year ended December 31, 1997, based on the tax laws in effect during the year. See Note 6 of Notes to the Company's Financial Statements.

(4) See Note 2 of Notes to the Company's Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

  Overview

     Box Hill designs, manufactures, markets and supports high performance data storage systems for the Open Systems computing environment. The Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, health care, government/defense and academia. Since its inception, Box Hill has focused exclusively on providing storage solutions for high-end customers, primarily in the UNIX environment. The Company initially focused on the financial services industry in response to that industry's need for high-availability, high-performance, fault-tolerant storage systems and high levels of customer and technical support. Box Hill leveraged its position as a company focused exclusively on storage solutions to bring new products to market faster than its competitors. Box Hill has produced significant profits since inception and has financed its growth primarily with cash generated from operations.

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

     The Company completed an initial public offering of its common stock on September 16, 1997. The offering consisted of the sale of 5,500,000 shares of common stock at $15.00 per share, of which 3,300,000 were issued and sold by the Company and 2,200,000 shares were sold by individuals who were the only shareholders of the Company prior to the initial public offering. Additionally, 825,000 shares of common stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $56.6 million.

     The Company was subject to taxation under Subchapter S of the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with the Offering. Accordingly, prior to the Offering, no provision was made for federal or state income taxes and the Company's shareholders were taxed directly on their proportionate share of the Company's taxable income. In connection with the offering, the Company terminated its status as an S Corporation and is subject to Federal and state taxes for the C Corporation's pro rata share of the Company's 1997 taxable income.

     In September 1997, the Company made $10.5 million of distributions to the S Corporation shareholders, representing the estimated taxed but undistributed S Corporation earnings as of June 30, 1997. In December 1997, the Company made distributions of $1.2 million to its S Corporation shareholders, representing the estimated taxed, but undistributed S Corporation earnings of the Company as of December 31, 1997. At December 31, 1997, the Company has recorded a distribution payable to its S Corporation shareholders of $227,000, representing the final distribution for taxed, but undistributed, S Corporation earnings.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's income statements as a percentage of net revenues for the periods indicated:

                                                                                  YEARS ENDED DECEMBER
                                                                                           31,
                                                                                 -----------------------
                                                                                 1997     1996     1995
                                                                                 -----    -----    -----
Net revenues..................................................................   100.0%   100.0%   100.0%
Cost of goods sold............................................................    64.7     66.0     59.8
                                                                                 -----    -----    -----
Gross profit..................................................................    35.3     34.0     40.2
                                                                                 -----    -----    -----
Operating expenses:

  Shareholder officers' compensation..........................................    10.7     12.7     22.5
  Engineering and product development.........................................     3.3      4.1      4.1
  Sales and marketing.........................................................     9.5     10.6      7.8
  General and administrative..................................................     5.0      4.8      4.9
                                                                                 -----    -----    -----
     Total operating expenses.................................................    28.5     32.2     39.3
                                                                                 -----    -----    -----
Operating income..............................................................     6.8%     1.8%     0.9%
                                                                                 -----    -----    -----
                                                                                 -----    -----    -----

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net revenues--Net revenues increased 40.6% to $70.3 million for the year ended December 31, 1997, compared to $50.0 million for the year ended December 31, 1996. The increase resulted from an increase in volume, which was partially offset by price reductions. Net revenues from sales of backup products increased $7.7 million, or 88.5%, to $16.4 million for the year ended December 31, 1997, compared to $8.7 million for the year ended December 31, 1996. Net revenues from sales of RAID products increased $5.6 million, or 51.4%, to $16.5 million for the year ended December 31, 1997, compared to $10.9 million for the year ended December 31, 1996. Net revenues from the Company's other products increased 23.0% to $37.4 million for the year ended December 31, 1997, due to increased demand for the Company's products.

     Gross profit--Gross profit increased 45.9% to $24.8 million from $17.0 million for the comparable period of 1996. As a percentage of net revenues, gross profit increased from 34.0% to 35.3%, principally as a result of more favorable product mix.

     Shareholder officers' compensation--Shareholder officers' compensation consists of salaries and bonuses paid to the Company's three shareholder officers. Shareholders officers' compensation increased 19.0% to $7.5 million for the year ended December 31, 1997 as compared to $6.3 million for the year ended December 31, 1996. The increase in shareholder officers' compensation is attributable to higher bonuses for the period from January 1, 1997 to September 16, 1997 as compared to the full year in 1996. In connection with the Offering, the Company entered into new employment agreements with the shareholder officers. See Notes 2 and 10 of Notes to the Company's Financial Statements.

     Engineering and product development--Engineering and product development expenses consist primarily of employee compensation, engineering equipment and supply expenses and fees paid for third-party design services. To date, no engineering and development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant. Engineering and product development increased to $2.3 million for the year ended December 31, 1997 from $2.1 million for the comparable period of 1996. As a percentage of net revenues, engineering and product development decreased to 3.3% in 1997 from 4.1% in 1996.

     Sales and marketing--Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 26.4% to $6.7 million for the year ended December 31, 1997 from $5.3 million for the year ended December 31, 1996. The increase was primarily due to an increase in the direct sales forces and field service staff and increased commissions based on the increase in sales. As a percentage of net revenues, sales and marketing expenses decreased to 9.5% in 1997 from 10.6% in 1996.

     General and administrative--General and administrative expenses consist primarily of compensation to employees performing the Company's administrative functions and expenditures for the Company's administrative facilities. General and administrative expenses increased 52.2% to $3.5 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996. The increase was due to an increase in support staff to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased slightly to 5.0% in 1997 from 4.8% in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net revenues--Net revenues increased 24.4% to $50.0 million for 1996, compared to $40.2 million for 1995. The increase primarily resulted from an increase in volume, mostly due to sales of new RAID products, which were introduced in November 1995. Net revenues from sales of these RAID products were $10.9 million for the year ended December 31, 1996 and were derived principally during the second half of the year. Net revenues from sales of these RAID products were insignificant in 1995. The Company's penetration into new industries, as well as an increase in sales force, contributed to the revenue increase in 1996.

     Gross profit--Gross profit increased 4.9% to $17.0 million for 1996 from $16.2 million for 1995. As a percentage of net revenues, gross profit decreased from 40.2% to 34.0%. This decrease reflected the Company's strategy to lower prices on its existing product line to adjust to changing market conditions, as well as an unusually high level of sales of certain low margin disk products to a distributor. The gross margin decline was partially offset by the contribution provided by new features in the Company's RAID products.

     Shareholder officers' compensation--Shareholder officers' compensation decreased 30.8% to $6.3 million for 1996 from $9.1 million for 1995. The decrease in shareholder officers' compensation in 1996 is attributable to lower bonuses for 1996 as compared to 1995.

     Engineering and product development--Engineering and product development expenses increased 31.3% to $2.1 million for 1996 from $1.6 million for 1995. The increase in engineering and product development was primarily due to research and development work on the Fibre Box(Registered) in 1996. As a percentage of net revenues, engineering and product development remained flat at 4.1%.

     Sales and marketing--Sales and marketing expenses increased 65.6% to $5.3 million for 1996 from $3.2 million for 1995. As a percentage of net revenues,

sales and marketing increased to 10.6% from 7.8%. The increase was due to (i) the hiring of a new Vice President of Sales in early 1996; (ii) an increase in the direct sales force and field service staff; (iii) increased commissions based on the increase in sales; and (iv) a full year of sales service expenditures in Europe by an affiliated company which commenced operations in the last quarter of 1995.

     General and administrative--General and administrative expenses increased 21.1% to $2.3 million for 1996 from $1.9 million for 1995. The increase was due to an increase in staff to support the Company's growth and the full salary impact of the hiring of a Chief Executive Officer in late May 1995. As a percentage of net revenues, general and administrative expenses decreased slightly to 4.8% from 4.9%.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1997, net cash provided by operating activities was $4.9 million compared to net cash used in operating activities of $2.2 million for the same period in 1996. The increase was primarily due to an increase in net income, accounts payable and income taxes payable, partially offset by an increase in accounts receivable. For the year ended December 31, 1996, cash used in operating activities was $2.2 million compared to cash provided by operating activities of $5.0 million for the same period in 1995. The change was primarily due to an increase in accounts receivable and inventories as a result of increased sales volume, partially offset by increases in net income, accrued expenses and customer deposits.

     Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures were $623,000, $284,000 and $375,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, in 1997, the Company used a portion of the proceeds from the Offering to purchase $9.3 million of short-term investments.

     Cash provided by financing activities of $44.9 million for the year ended December 31, 1997, consists primarily of proceeds from the initial public offering of $56.6 million, offset partially by $11.7 million of distributions to the S Corporation shareholders, representing the estimated taxed, but undistributed S Corporation earnings of the Company. At December 31, 1997, the Company has recorded a final distribution payable to its S Corporation shareholders of $227,000 representing the final distribution for taxed, but undistributed, S Corporation earnings.

     As of December 31, 1997, working capital was $57.4 million and cash and cash equivalents and short-term investments totaled $50.2 million. In October 1997, the Company entered into an agreement with a commercial bank which provides for a $10 million revolving line of credit. The Company did not have any borrowings under this facility in 1997. Borrowings under this facility will be collateralized by a pledge of substantially all of the Company's assets and borrowings greater than $5 million will also required to be secured by short-term investments. Additionally, the Company is required to comply with certain financial covenants, as defined. The revolver expires on April 30, 1998.


     The Company presently expects cash and cash equivalents and short-term investments, together with cash generated from operations and available under the revolver, to be sufficient to meet its operating and capital requirements for at least the next twenty-four months. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated.

YEAR 2000

     Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The current versions of the Company's storage and backup products support dates in the year 2000 and beyond, however, the Company is still in the process of evaluating third party software products sold by Box Hill for Year 2000 compliance. In the event that any of the Company's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected. The Company has evaluated its information technology infrastructure and has made modifications for Year 2000 compliance. The Company does not expect future costs to modify its information technology infrastructure to be material to its financial condition or results of operations.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

     Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are 'forward-looking' statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in 'Risk Factors,' 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and 'Business,' found in the Company's Prospectus dated September 16, 1997, relating to its Common Stock, as filed with the Securities and Exchange Commission. All forward-looking statements speak only as of the date on which they are made. BoxHill undertakes no obligation to update such statements to reflect events which occur or circumstances which exist after the date on which they are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Public Accountants--Arthur Andersen LLP..............................................     17

Independent Auditors' Report--Perelson Weiner..............................................................     18

Consolidated Balance Sheets................................................................................     19

Consolidated Statements of Income..........................................................................     20

Consolidated Statements of Shareholders' Equity............................................................     21

Consolidated Statements of Cash Flows......................................................................     22

Notes to Consolidated Financial Statements.................................................................     23

Consolidated Financial Statement Schedule:

  II. Valuation and Qualifying Accounts....................................................................     33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Box Hill Systems Corp.:

We have audited the accompanying consolidated balance sheets of Box Hill Systems Corp. (a New York Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Box Hill Systems Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, PA
January 30, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Box Hill Systems Corp.

We have audited the statement of income, changes in shareholders' equity and cash flows of Box Hill Systems Corp., for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Box Hill Systems Corp. for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          PERELSON WEINER

New York, NY
January 30, 1997

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1997       1996
                                                                                               -------    -------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $40,897    $   994
  Short-term investments....................................................................     9,305         --
  Accounts receivable, net of allowance of $267 and $206....................................    13,866      9,238
  Inventories...............................................................................     7,351      6,114
  Prepaid expenses and other................................................................       344        215
  Deferred income taxes.....................................................................       721         --
                                                                                               -------    -------
     Total current assets...................................................................    72,484     16,561
Property and equipment, net.................................................................     1,199        855
Deferred income taxes.......................................................................       134         --
                                                                                               -------    -------
                                                                                               $73,817    $17,416
                                                                                               -------    -------
                                                                                               -------    -------
                           LIABILITIES AND SHAREHHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................   $ 8,088    $ 5,152
  Accrued expenses..........................................................................     2,000      1,111
  Customer deposits.........................................................................     2,143      1,346
  Deferred revenue..........................................................................     1,829        883
  Income taxes payable......................................................................       757         --
  Distribution payable......................................................................       227         --
                                                                                               -------    -------
     Total current liabilities..............................................................    15,044      8,492
                                                                                               -------    -------
Deferred rent...............................................................................       225        155
                                                                                               -------    -------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized. None issued.................        --         --
  Common stock, $.01 par value, 40,000,000 shares authorized, 14,138,871 and 9,900,000
     shares issued and outstanding..........................................................       141         99
  Additional paid-in capital................................................................    56,491         --
  Retained earnings.........................................................................     1,916      8,670
                                                                                               -------    -------
     Total shareholders' equity.............................................................    58,548      8,769
                                                                                               -------    -------
                                                                                               $73,817    $17,416
                                                                                               -------    -------

                                                                                               -------    -------

        The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996       1995
                                                                                    -------    -------    -------
Net revenues.....................................................................   $70,344    $50,027    $40,225
Cost of goods sold...............................................................    45,528     33,028     24,067
                                                                                    -------    -------    -------
     Gross profit................................................................    24,816     16,999     16,158
                                                                                    -------    -------    -------
Operating expenses:
  Shareholder officers' compensation.............................................     7,538      6,347      9,067
  Engineering and product development............................................     2,324      2,071      1,634
  Sales and marketing............................................................     6,699      5,325      3,150
  General and administrative.....................................................     3,465      2,348      1,931
                                                                                    -------    -------    -------
                                                                                     20,026     16,091     15,782
                                                                                    -------    -------    -------
     Operating income............................................................     4,790        908        376
Interest income..................................................................       681        144         83
Interest expense.................................................................        --         --       (116)
                                                                                    -------    -------    -------
     Income before income taxes..................................................     5,471      1,052        343
Income taxes.....................................................................       413        226        311
                                                                                    -------    -------    -------
Net income.......................................................................   $ 5,058    $   826    $    32
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Basic net income per share.......................................................   $   .45    $   .08    $    --
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Diluted net income per share.....................................................   $   .42    $   .08    $    --
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Pro forma data (unaudited) (Note 2):
  Pro forma income before income taxes...........................................   $11,734
  Pro forma income taxes.........................................................     4,518
                                                                                    -------
  Pro forma net income...........................................................   $ 7,216
                                                                                    -------
                                                                                    -------
  Pro forma basic net income per share...........................................   $   .62
                                                                                    -------
                                                                                    -------
  Pro forma diluted net income per share.........................................   $   .57
                                                                                    -------

                                                                                    -------

        The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                           COMMON STOCK        ADDITIONAL                    TOTAL
                                                       --------------------     PAID-IN      RETAINED    SHAREHOLDERS'
                                                         SHARES      AMOUNT     CAPITAL      EARNINGS       EQUITY
                                                       ----------    ------    ----------    --------    -------------
Balance, December 31, 1994..........................    9,900,000     $ 99      $     --     $  7,812       $ 7,911
  Net income........................................           --       --            --           32            32
                                                       ----------    ------    ----------    --------    -------------
Balance, December 31, 1995..........................    9,900,000       99            --        7,844         7,943
  Net income........................................           --       --            --          826           826
                                                       ----------    ------    ----------    --------    -------------
Balance, December 31, 1996..........................    9,900,000       99            --        8,670         8,769
  Sale of Common Stock, net of offering costs ......    4,125,000       41        56,514           --        56,555
  Distributions to S Corporation shareholders.......           --       --            --      (11,927)      (11,927)
  Termination of S Corporation status...............           --       --          (115)         115            --
  Exercise of stock options.........................      113,871        1            92           --            93
  Net income........................................           --       --            --        5,058         5,058
                                                       ----------    ------    ----------    --------    -------------
Balance, December 31, 1997..........................   14,138,871     $141      $ 56,491     $  1,916       $58,548
                                                       ----------    ------    ----------    --------    -------------
                                                       ----------    ------    ----------    --------    -------------

        The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                      1997       1996       1995
                                                                                    --------    -------    -------
Operating Activities:
  Net income.....................................................................   $  5,058    $   826    $    32
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization.............................................        279        257        210
       Deferred income taxes.....................................................       (855)        --         --
       Other.....................................................................         70         45         21
       Changes in operating assets and liabilities:
          Accounts receivable....................................................     (4,628)    (3,989)     3,074
          Inventories............................................................     (1,237)    (1,890)       318
          Prepaid expenses and other.............................................       (129)       (94)       (50)
          Accounts payable.......................................................      2,936      1,090        934
          Accrued expenses.......................................................        889        545        102
          Customer deposits......................................................        797        551        (73)
          Deferred revenue.......................................................        946        459        424
          Income taxes payable...................................................        757         --         --
                                                                                    --------    -------    -------
            Net cash provided by (used in) operating activities..................      4,883     (2,200)     4,992
                                                                                    --------    -------    -------
Investing Activities:
  Purchases of property and equipment............................................       (623)      (284)      (375)
  Purchases of short-term investments............................................     (9,305)        --         --
  Other..........................................................................         --         --        225
                                                                                    --------    -------    -------
            Net cash used in investing activities................................     (9,928)      (284)      (150)
                                                                                    --------    -------    -------
Financing Activities:
  Distributions to S Corporation shareholders....................................    (11,700)        --         --
  Net proceeds from initial public offering......................................     56,555         --         --
  Proceeds from exercise of stock options........................................         93         --         --
  Repayments to shareholders.....................................................         --         --     (3,401)
                                                                                    --------    -------    -------
            Net cash provided by (used in) operating activities..................     44,948         --     (3,401)
                                                                                    --------    -------    -------
            Net increase (decrease) in cash and cash equivalents.................     39,903     (2,484)     1,441
Cash and cash equivalents, beginning of year.....................................        994      3,478      2,037
                                                                                    --------    -------    -------
Cash and cash equivalents, end of year...........................................   $ 40,897    $   994    $ 3,478
                                                                                    --------    -------    -------
                                                                                    --------    -------    -------


        The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Background

     Box Hill Systems Corp. (the 'Company'), designs, manufactures, markets and supports high performance data storage systems for the open systems computing environment. The Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, healthcare, government/defense and acadamia. The Company's manufacturing operations consist primarily of assembly and integration of components and subassemblies into the Company's products. The Company's manufacturing, research and development and principal sales and marketing operations are conducted from a single, leased facility in New York City.

  Initial Public Offering

     The Company completed an initial public offering (the 'Offering') of its Common Stock effective September 16, 1997. The offering consisted of the sale of
5.5 million shares of Common Stock at an initial public offering price of $15.00, of which 3.3 million shares were issued and sold by the Company and 2.2 million shares were sold by individuals who were the only shareholders of the Company prior to the Offering. Additionally, 825,000 shares of Common Stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $56.6 million.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Box Hill Systems Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition and Product Warranty

     The Company recognizes revenue on product sales when products are shipped. Revenues from maintenance contracts are deferred and recognized on a straight-line basis over the contract term, generally twelve months. The Company generally extends to its customers the warranties provided to the Company by its suppliers. The Company provides for the estimated cost that may be incurred for product warranties in the period the related revenue is recognized. To date, the Company's suppliers have covered the majority of the Company's warranty costs. There can be no assurance that such suppliers will continue to cover such costs in the future, which could have a material adverse effect on the Company's financial position and results of operations.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. Cash equivalents consist principally of money market mutual funds.

  Short-term Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards ('SFAS') No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' Short-term investments have been categorized as available for sale and, as a result, are stated at fair value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized. At

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) December 31, 1997 unrealized holding gains and losses are not material. Short-term investments are generally comprised of variable rate securities that provide for early redemption within twelve months.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials.

  Property and Equipment

     Property and equipment are recorded at cost. Equipment and furniture are depreciated using straight-line and accelerated methods over their estimated useful lives (two to seven years). Leasehold improvements are amortized on a straight-line basis over the life of the lease. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of these assets, the applicable cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of income.

  Advertising Costs

     The Company expenses advertising costs as incurred. For the years ended

December 31, 1997, 1996 and 1995, advertising expense was $444, $520, and $383, respectively.

  Product Development

     Research and development costs are expensed as incurred. In conjunction with the development of its products, the Company incurs certain software development costs. No costs have been capitalized pursuant to SFAS No. 86, 'Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,' since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

  Income Taxes

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

     The Company was subject to taxation under Subchapter 'S' of the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, prior to the offering, no provision was made for federal or state income taxes and the Company's shareholders' were taxed directly on their proportionate share of the Company's taxable income. In connection with the offering, the Company terminated its S Corporation status and is subject to federal and state income taxes for the C Corporation's pro rata share of the Company's 1997 taxable income. Upon terminating its S Corporation status, the Company recorded a $855 tax benefit for the recognition of a net deferred tax asset.

  Net Income Per Share

     In 1997, the Company adopted SFAS No. 128, 'Earnings Per Share.' This statement requires that the Company report basic and diluted earnings per share for all periods reported. Basic and diluted earnings per share are calculated by dividing net income by the weighted average and diluted weighted average number of shares outstanding, respectively (see Note 2).

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) The table below sets forth the reconciliation of the numerators and denominators of the earnings per share calculation:

                                                                             YEAR ENDED DECEMBER 31,

                                                                           ----------------------------
                                                                            1997       1996       1995
                                                                           -------    -------    ------
Net income..............................................................   $ 5,058    $   826    $   32
                                                                           -------    -------    ------
                                                                           -------    -------    ------
Shares used in computing basic net income per share.....................    11,120      9,900     9,900
Dilutive effect of options..............................................     1,047        791        41
                                                                           -------    -------    ------
Shares used in computing diluted net income per share...................    12,167     10,691     9,941
                                                                           -------    -------    ------
                                                                           -------    -------    ------

  Supplemental Cash Flow Disclosures

     Cash paid for income taxes for the years ended December 31, 1997, 1996 and 1995, was $448, $256 and $355, respectively. Cash paid for interest was $116 for the year ended December 31, 1995.

  New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, 'Disclosure About Segments of an Enterprise and Related Information.' This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial statements.

2. PRO FORMA DATA (UNAUDITED)

  Pro Forma Income Statement Data

     In connection with the initial public offering, the Company entered into employment agreements with three of its officers, who were the Company's only shareholders prior to the Offering, which provide for a combined minimum annual base compensation of $1,275, in addition to provisions for benefits, termination and certain incentive compensation based on future revenues and earnings. For informational purposes, pro forma income before income taxes for the year ended December 31, 1997 has been presented to reflect the elimination of historical shareholder officers' compensation expense in excess of the base salary amounts included in employment agreements.

     Additionally, concurrent with the offering, the Company terminated its status as an S Corporation and is subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statement of income for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period, based on the tax laws in effect during the period. The pro forma adjustment for income taxes does not include the one-time income tax benefit of $855 recorded in recognition of the net deferred tax asset.


  Pro Forma Net Income Per Share

     Pro forma basic and diluted net income per share were computed by dividing pro forma net income by the weighted average number of basic and diluted shares outstanding, respectively. Shares used in computing pro forma basic net income per share consist of the weighted average shares outstanding. Shares used in computing pro forma diluted net income per share consist of the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, using the treasury stock method. Shares used in computing pro forma basic and diluted net income per share also include the weighted average number of shares that were required to

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

2. PRO FORMA DATA (UNAUDITED)--(CONTINUED) be sold, at the net public offering price, to fund $10,500 of estimated S Corporation distributions in September 1997.

     The table below sets forth the reconciliation of the numerators and denominators of the pro forma basic and diluted net income per share computations for the year ended December 13, 1997:

Pro forma net income...............................................................   $ 7,216
                                                                                      -------
                                                                                      -------
Shares used in computing basic net income per share:
  Weighted average shares outstanding..............................................    11,120
  Weighted average shares required to be sold to fund distributions to S Corp.
     shareholders..................................................................       531
                                                                                      -------
                                                                                       11,651
                                                                                      -------
                                                                                      -------
Shares used in computing diluted net income per share:
  Weighted average shares outstanding..............................................    11,120
  Weighted average shares required to be sold to fund distributions to S Corp.
     shareholders..................................................................       531
  Dilutive effect of options.......................................................     1,047
                                                                                      -------
                                                                                       12,698
                                                                                      -------
                                                                                      -------

     For the year ended December 31, 1997, options to purchase 183,250 shares of common stock with an exercise price of $15.00 were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares. The options, which expire in July 2002, were still outstanding at December 31, 1997.

3. RISKS AND UNCERTAINTIES

     The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on new products, dependence on a limited number of suppliers of high quality components, reliance on a limited number of principal customers, concentration of customers in targeted industries, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, competition, competitive pricing, dependence on key personnel, enforcement of the Company's intellectual property rights, dependence on a single production facility, and an uneven pattern of quarterly results.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other securities to support customer receivables. The majority of the Company's net revenues are derived from sales to customers in the financial services and telecommunications industries and a significant amount of the Company's net revenues are derived from sales to customers located in the New York City area. For the years ended December 31, 1997 and 1996, direct sales to customers in the financial services industry constituted 40% and 42%, respectively, of the Company's net revenues, however, no single customer accounted for greater than 10% of the Company's net revenues. For the year ended December 31, 1995, two principal customers accounted for 13.4% and 10.1%, respectively, of the Company's net revenues.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

3. RISKS AND UNCERTAINTIES--(CONTINUED)
  Export Sales

     The following table summarizes export sales by geographical region:


                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                     1997          1996     1995
                                     ----          ----     ----

Asia..........................       5.8%          9.1%     10.3%
Europe........................      10.2%          8.3%      4.7%
Other.........................       1.2%          0.6%      0.8%
                                    -----         ------    -----

                                    17.2%         18.0%     15.8%
                                    -----         -----     -----
                                    -----         -----     -----


  Dependence on Suppliers

     The Company purchases substantially all of its disk drives, a critical component of its storage products, from one supplier. Approximately 32.7%, 52.7%, and 35.6% of the Company's total component purchases were made from this supplier for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Company purchases all of its DLT tape drives from another supplier, which is the only source for such tape drives. Approximately 10.5%, 16.5% and 13.8% of the Company's total component purchases were from this supplier for the years ended December 31, 1997, 1996 and 1995. The Company purchases substantially all of its tape libraries from two suppliers. Approximately 21.0% of the Company's total component purchases were from these two suppliers for the year ended December 31, 1997. There are a limited number of suppliers for certain of the Company's other components and management believes that other suppliers could provide certain similar products on comparable terms. Any shortage of key components and any delay or other difficulty in obtaining such components from other suppliers and integrating them into the Company's products or lack of supply from sole source suppliers could have a material adverse effect on the Company's financial position and results of operations.

4. PROPERTY AND EQUIPMENT

                                                                               DECEMBER 31,
                                                                             -----------------
                                                                              1997       1996
                                                                             -------    ------
Equipment and furniture...................................................   $ 1,514    $1,325
Leasehold improvements....................................................       862       428
                                                                             -------    ------
                                                                               2,376     1,753
Less--accumulated depreciation............................................    (1,177)     (898)
                                                                             -------    ------

                                                                             $ 1,199    $  855
                                                                             -------    ------
                                                                             -------    ------

     Depreciation expense was $279, $257 and $210 for the years ended December 31, 1997, 1996 and 1995, respectively.

5. CREDIT FACILITY

     In October 1997, the Company entered into an agreement with a commercial bank which provides for a $10 million revolving line of credit. The Company did not have any borrowings under this facility in 1997. Borrowings under the facility will be collateralized by a pledge of substantially all of the Company's assets and borrowings greater than $5 million will also required to be secured by short-term investments. Additionally, the Company is required to comply with certain financial covenants, as defined. The revolver expires on April 30, 1998.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

6. INCOME TAXES

     The components of the income tax provision are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                               ------------------------
                                                                                1997      1996     1995
                                                                               ------     ----     ----
Current:
  Federal...................................................................   $  867     $ --     $ --
  State and local...........................................................      401      226      311
                                                                               ------     ----     ----
                                                                                1,268      226      311
Recognition of deferred tax asset...........................................     (855)      --       --
                                                                               ------     ----     ----
                                                                               $  413     $226     $311
                                                                               ------     ----     ----
                                                                               ------     ----     ----

     The provision for income taxes for the year ended December 31, 1997, consists of federal and state income taxes on the C Corporation's pro rata portion of the Company's 1997 taxable income, New York City taxes, state franchise taxes and a one-time tax benefit of $855 related to the recognition of the net deferred tax asset recorded by the Company upon terminating its S

Corporation status. For the years ended December 31, 1996 and 1995, the provision for income taxes consists of New York City taxes and state franchise taxes.

     The statement of income for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period, based on tax laws in effect during the respective period. The reconciliation of the federal statutory income tax rate and the pro forma effective income tax rate is as follows for the year ended December 31, 1997:

Federal statutory rate.............................................   34.0%
State and local income taxes, net of federal benefit...............    6.2
Other..............................................................   (1.7)
                                                                      ----
                                                                      38.5%
                                                                      ----
                                                                      ----

     The tax effect of temporary differences that give rise to the gross deferred income tax assets are as follows at December 31, 1997:

Warranty accrual..................................................   $228
Inventory reserve.................................................    238
Vacation accrual..................................................     86
Allowance for bad debts...........................................    114
Depreciation......................................................     37
Deferred rent.....................................................     97
Other accruals and reserves.......................................     55
                                                                     ----
                                                                     $855
                                                                     ----
                                                                     ----

7. STOCK INCENTIVE PLAN

     The Company's stock incentive plan (the 'Plan'), adopted in May 1995 and amended in July 1997, provides for the granting of incentive and nonqualified stock options to employees, non-employee directors, and consultants. The Company has currently reserved 2,392,500 shares of Common Stock for issuance pursuant to the Plan. The terms and conditions of grants of stock options are determined by the Board of Directors in accordance with the terms of the Plan.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

7. STOCK INCENTIVE PLAN--(CONTINUED)
     Information with respect to options under the Plan is as follows:

                                                                                                  WEIGHTED
                                                                NUMBER OF       RANGE OF          AVERAGE
                                                                 SHARES      EXERCISE PRICE    EXERCISE PRICE
                                                                ---------    --------------    --------------
Balance, December 31, 1994...................................          --     $         --         $   --
Grants.......................................................   1,043,833          .64-.75            .69
                                                                ---------    --------------        ------
Balance, December 31, 1995...................................   1,043,833          .64-.75            .69
Grants.......................................................      68,947         .83-5.02           1.93
                                                                ---------    --------------        ------
Balance, December 31, 1996...................................   1,112,780         .64-5.02            .77
Grants.......................................................     577,850       5.03-15.00          13.13
Forfeitures..................................................     (19,833)        .75-5.02           1.66
Exercises....................................................    (113,871)        .75-5.02            .82
                                                                ---------    --------------        ------
Balance, December 31, 1997...................................   1,556,927     $  .64-15.00         $ 5.34
                                                                ---------    --------------        ------
                                                                ---------    --------------        ------

     At December 31, 1997, 514,444 options were exercisable and 835,573 options were available for future grants. The options generally vest ratably over a five-year period and are exercisable over a period of ten years, with the exception of 529,750 options issued to outside directors which vest ratably over a four-year period.

     Information with respect to options issued under the Plan at December 31, 1997 is as follows:

                             OPTIONS OUTSTANDING
                   ----------------------------------------       OPTIONS EXERCISABLE
                                    WEIGHTED                    ------------------------
                                     AVERAGE       WEIGHTED                     WEIGHTED
                                    REMAINING      AVERAGE                      AVERAGE
   RANGE OF                        CONTRACTUAL     EXERCISE                     EXERCISE
EXERCISE PRICE     OUTSTANDING        LIFE          PRICE       OUTSTANDING      PRICE
--------------     -----------     -----------     --------     -----------     --------
$.64-$.75             926,864       7.7 years       $ 0.68        434,161        $ 0.68
$.83-$5.02             52,213       8.3 years         1.81         17,654          1.58
$5.03-$15             577,850       9.6 years        13.13         62,629         13.03

     The Company applies Accounting Principal Board Opinion No. 25, 'Accounting

for Stock Issued to Employees,' and the related interpretations in accounting for its stock option plan.

     Had compensation cost for the Plan been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, 'Accounting for Stock-Based Compensation,' the Company's pro forma net income and pro forma basic and diluted net income per share would have been reduced to the following amounts for the year ended December 31, 1997:

Pro forma net income:
  As reported...................................................................      $7,216
  As adjusted...................................................................       6,566
Basic net income per share:
  As reported...................................................................      $  .62
  As adjusted...................................................................         .56
Diluted net income per share:
  As reported...................................................................      $  .57
  As adjusted...................................................................         .52

     The weighted average fair value of each stock option granted during the years ended December 31, 1997, 1996 and 1995 was $8.67, $1.86 and $.46,
respectively.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

7. STOCK INCENTIVE PLAN--(CONTINUED)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                               YEAR ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                             1997       1996       1995
                                                                            -------    -------    -------
Risk-free interest rate..................................................    6.4%       6.0%       6.1%
Expected dividend yield..................................................     --         --         --
Expected life............................................................   7 years    7 years    7 years
Expected volatility......................................................     60%        --         --

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.


8. RELATED PARTY TRANSACTIONS

  Distributions to S Corporation Shareholders

     In September 1997, the Company made distributions of $10,500 to its S Corporation shareholders, representing the estimated taxed, but undistributed S Corporation earnings of the Company as of June 30, 1997. In December 1997, the Company made distributions of $1,200 to its S Corporation shareholders, representing the estimated taxed, but undistributed, S Corporation earnings of the Company as of December 31, 1997. At December 31, 1997, the Company recorded a distribution payable to its S Corporation shareholders of $227, representing the estimated final distribution for taxed, but undistributed, S Corporation earnings.

  Box Hill Systems Europe Ltd.

     During 1995, the Company's shareholders formed an affiliated Company, Box Hill Systems Europe Ltd. ('Box Hill Europe'), to provide marketing and technical support services to the Company. For the years ended December 31, 1997, 1996 and 1995, the Company expensed $395, $316 and $99, respectively, related to operating costs of Box Hill Europe. The Company had a payable to Box Hill Europe of $94 and $55 as of December 31, 1997 and 1996, respectively. Subsequent to December 31, 1997, the Company plans to purchase 100% of the common stock of Box Hill Europe in exchange for Common Stock of the Company.

  Advances From Shareholders

     In connection with working capital needs, two shareholders made certain advances to the Company which were repaid in 1995. The advances bore interest at rates ranging from 8% to 10% per annum. The Company recorded interest expense of $116 for the year ended December 31, 1995 related to such advances.

  Transactions with NeTpower, Inc.

     In 1997, the Company made purchases of $51 from NeTpower, Inc. ('NeTpower'), an entity whose President and principal stockholder is a director of the Company. Additionally, the Company had net revenues of $98 for the year ended December 31, 1997 from sales to NeTpower.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

9. EMPLOYEE BENEFIT PLANS

  Retirement Savings Plan

     Effective August 1, 1995, the Company established a retirement savings plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all employees who were employed on the effective date of the plan or upon the attainment of age 21. The Company can make discretionary contributions to the plan. No contributions were made to the plan for the years ended December 31, 1997, 1996 and 1995.

  Employee Stock Purchase Plan

     In August 1997, the Company adopted an employee stock purchase plan under the provisions of Section 423 of the Internal Revenue Code. The plan provides eligible employees of the Company with an opportunity to purchase shares of the Company's Common Stock at 85% of fair market value, as defined. The Company has reserved 250,000 shares of Common Stock for issuance pursuant to this plan and no shares have been issued.

10. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases its primary operating facility under a noncancelable operating lease which expires in September 2007. The lease provides for a rent abatement which is being amortized over the life of the lease. Rent expense for the years ended December 31, 1997, 1996 and 1995, was $472, $369 and $366,
respectively.

     Future minimum lease payments, on a cash basis, under all noncancelable operating leases at December 31, 1997, are as follows:

1998.............................................................   $  491
1999.............................................................      481
2000.............................................................      510
2001.............................................................      525
2002.............................................................      492
Thereafter.......................................................    2,602
                                                                    ------
                                                                    $5,101
                                                                    ------
                                                                    ------

Employment Agreements

     The Company has an employment contract with its Chief Executive Officer ('CEO') which provides for base annual compensation, incentive bonus, benefits and termination. Either the Company or the CEO may terminate the agreement at any time with or without cause. However, if the Company terminates the agreement without cause, the Company must continue to pay the CEO for a one year period subsequent to the termination. The agreement contains a non-competition covenant for a one-year period following termination of employment.

     On July 15, 1997, the Company entered into employment agreements with its three shareholder officers, which commenced on September 22, 1997. The agreements provide for combined minimum annual base compensation of $1,275, benefits, termination, non-competition and death benefits. The agreements extend through December 31, 2000. In addition, the shareholder officers are eligible for combined annual bonus equal to (i) 1.0% of the consolidated net revenues of the Company in excess of $100 million, plus (ii) 8.0% of the income before income taxes in excess of $20 million, for any fiscal year during the agreement term.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
  Litigation

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

11. RECAPITALIZATION

     On July 3, 1997, the Company's Board of Directors and Shareholders approved an amendment to the Company's Certificate of Incorporation authorizing 5,000,000 shares of $.01 par value Preferred Stock and authorized a 3.3-for-1 split of its Common Stock. The authorized Preferred Stock and the stock split have been retroactively reflected in the accompanying financial statements.

                                                                     SCHEDULE II

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                                         BALANCE AT    CHARGED TO                  BALANCE AT
                                                         BEGINNING     COSTS AND                     END OF
DESCRIPTION                                              OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
------------------------------------------------------   ----------    ----------    ----------    ----------

For the year ended, December 31, 1997
  Allowance for doubtful accounts.....................    $ 206,000     $ 61,000      $     --      $ 267,000
                                                         ----------    ----------    ----------    ----------
                                                         ----------    ----------    ----------    ----------

For the year ended, December 31, 1996
  Allowance for doubtful accounts.....................    $ 162,000     $ 44,000      $     --      $ 206,000
                                                         ----------    ----------    ----------    ----------
                                                         ----------    ----------    ----------    ----------

For the year ended, December 31, 1995
  Allowance for doubtful accounts.....................    $ 162,000     $     --      $     --      $ 162,000
                                                         ----------    ----------    ----------    ----------
                                                         ----------    ----------    ----------    ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     On January 6, 1997, the Company engaged Arthur Andersen LLP as its independent public accountants to audit the financial statements as of December 31, 1996 and for the year then ended. The decision to change accountants was approved by the Board of Directors. The report of the predecessor auditor, Perelson Weiner, on the Company's financial statements as of December 31, 1995 and for the year ended December 31, 1995, does not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for the year ended December 31, 1995 and in the subsequent interim period prior to the change, there were no disagreements with the former auditors or any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the former auditor's satisfaction, would have caused them to make reference to the subject matter in their report. Prior to retaining Arthur Andersen LLP, the Company did not consult with Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements, or any other matter.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Refer to pages 6 and 7 and the section entitled 'Section 16(a) Beneficial Ownership Reporting Compliance' of Box Hill's definitive Proxy Statement dated March 31, 1998, which are incorporated herein by reference. Also refer to the section entitled 'Executive Officers of the Registrant' in Part I of this Forum.

ITEM 11. EXECUTIVE COMPENSATION:

     Refer to pages 7 through 9 of Box Hill's definitive Proxy Statement dated March 31, 1998, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     (a) Security Ownership of Certain Beneficial Owners:

          Refer to the section entitled 'Security Ownership of Certain Beneficial Owners' appearing on page 6 of Box Hill's definitive Proxy Statement dated March 31, 1998, which is incorporated herein by reference.

     (b) Security Ownership of Management:

          Refer to the section entitled 'Common Stock and Total Stock-Based Holdings of Management' appearing on pages 6 and 7 of Box Hill's definitive Proxy Statement dated March 31, 1998, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Refer to the section entitled 'Other Relationships' appearing on page 5 of Box Hill's definitive Proxy Statement dated March 31, 1998, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this report:

          1. Financial statements:

                Report of Independent Public Accountants--Arthur Andersen LLP (page 17).

                Independent Auditors' Report--Perelson Weiner (page 18).

                Consolidated Balance Sheets at December 31, 1997 and 1996 (page
           19).


                Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995 (page 20).

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 (page 21).

                Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 (page 22).

                Notes to Consolidated Financial Statements (pages 23 through 32)

          2. Financial statement schedules required to be filed by Item 8 of this Form:

                      SCHEDULE
              PAGE     NUMBER
              -----   --------
                 33      II      Valuation and Qualifying Accounts

     All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

     3. Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  3.1     --   Certificate of Incorporation of the Company*
  3.2     --   Form of Amendment to Certificate of Incorporation*
  3.3     --   Amended and Restated By-laws of the Company*
  4.1     --   Form of Common Stock certificate of the Company*
  9.1     --   Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms. Turchin and Mr. Mays*
 10.1     --   Compensation Plan and agreement between the Company and Philip Black*
 10.2     --   Employment Agreement between the Company and Carol Turchin*
 10.3     --   Employment Agreement between the Company and Benjamin Monderer*
 10.4     --   Employment Agreement between the Company and Mark Mays*
 10.5     --   Incentive Program of the Company, as amended*
 10.6     --   License Agreement with Emulex Corporation*
 10.7     --   Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New York City*
 10.8     --   Employee stock Purchase Plan*
 16.1     --   Letter re: change in certifying accountants*
 23.1     --   Consent of Arthur Andersen LLP
 23.2     --   Consent of Perelson Weiner
 24.1     --   Powers of Attorney

 27.1     --   Financial Data Schedule
 99.1     --   Box Hill's definitive Proxy Statement dated March 31, 1998, certain sections of which have been incorporated herein by reference.

------------------
  * Incorporated by reference from Registration Statement No. 333-31873

     (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOX HILL SYSTEMS CORP.
                                          (Registrant)

                                          By:       /s/ PHILIP BLACK
                                              ---------------------------
                                                        Philip Black
                                                 (Chief Executive Officer)

Date: March 30, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                      TITLE                                            DATE
------------------------------------------  --------------------------------------------------------     ------------------
        /s/ R. ROBERT REBMANN, JR.          Principal Financial and Accounting Officer and Treasurer     March 30, 1998
        --------------------------
          R. Robert Rebmann, Jr.

           /s/ FINIS F. CONNER              Director
        --------------------------
             Finis F. Conner

             /s/ MARK A. MAYS               Director
        --------------------------
               Mark A. Mays

           /s/ ROBERT C. MILLER             Director
        --------------------------
             Robert C. Miller

          /s/ BENJAMIN MONDERER             Director
        --------------------------
            Benjamin Monderer

           /s/ MISCHA SCHWARTZ              Director
        --------------------------
             Mischa Schwartz

            /s/ CAROL TURCHIN               Director
        --------------------------
              Carol Turchin


   By:       /s/ Philip Black                                                                            March 30, 1998
        --------------------------
          Philip Black, Director
             Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 3.1      --   Certificate of Incorporation of the Company*
 3.2      --   Form of Amendment to Certificate of Incorporation*
 3.3      --   Amended and Restated By-laws of the Company*
 4.1      --   Form of Common Stock certificate of the Company*
 9.1      --   Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms. Turchin and Mr. Mays*
10.1      --   Compensation Plan and agreement between the Company and Philip Black*
10.2      --   Employment Agreement between the Company and Carol Turchin*
10.3      --   Employment Agreement between the Company and Benjamin Monderer*
10.4      --   Employment Agreement between the Company and Mark Mays*
10.5      --   Incentive Program of the Company, as amended*
10.6      --   License Agreement with Emulex Corporation*
10.7      --   Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New York City*
10.8      --   Employee stock Purchase Plan*
16.1      --   Letter re: change in certifying accountants*
23.1      --   Consent of Arthur Andersen LLP
23.2      --   Consent of Perelson Weiner
24.1      --   Powers of Attorney
27.1      --   Financial Data Schedule
99.1      --   Box Hill's definitive Proxy Statement dated March 31, 1998, certain sections of which have been incorporated herein by reference.

------------------
* Incorporated by reference from Registration Statement No. 333-31873