Form 10-Q
period 1998-03-31
BOX HILL SYSTEMS CORP
filed 1998-05-12
CIK 1042783

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 1-13317

                             BOX HILL SYSTEMS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                13-3460176
------------------------------------   -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

161 Avenue of the Americas, New York, NY                       10013
-----------------------------------------------        ---------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 14,256,436 shares outstanding as of May 5, 1998.


-------------------------------------------------------------------------------

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES


                                      INDEX



                                                                           Page

Part I.  Financial Information

   Item 1.    Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets -March 31, 1998
              and December 31, 1997                                         1

              Condensed Consolidated Statements of Income --Three
              months ended March 31, 1998 and 1997                          2

              Condensed Consolidated Statements of Cash Flows --
              Three months ended March 31, 1998 and 1997                    3

              Notes to Condensed Consolidated Financial Statements          4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           6


Part II.  Other Information

   Item 6.    Exhibits                                                     11

Signatures                                                                 12

Item 1.  Condensed Consolidated Financial Statements

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                              March 31,          December 31,
                                                                                1998                  1997
ASSETS                                                                       (unaudited)

Current assets:
    Cash and cash equivalents........................................    $        46,416      $         40,897
    Short-term investments...........................................              4,900                 9,305
    Accounts receivable, net.........................................             13,708                13,866
    Inventories......................................................              8,228                 7,351
    Prepaid expenses and other.......................................                418                   344
    Deferred income taxes............................................                721                   721
                                                                         ---------------      ----------------

             Total current assets....................................             74,391                72,484

Property and equipment, net..........................................              1,292                 1,199

Deferred income taxes................................................                134                   134
                                                                         ---------------      ----------------

                                                                         $        75,817      $         73,817
                                                                         ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................    $         8,600      $          8,088
    Accrued expenses.................................................              1,807                 2,000
    Customer deposits................................................              2,425                 2,143
    Deferred revenues................................................              1,962                 1,829
    Income taxes payable.............................................                818                   757
    Distribution payable.............................................                --                    227
                                                                         ---------------      ----------------

              Total current liabilities..............................             15,612                15,044
                                                                         ---------------      ----------------

Deferred rent........................................................                230                   225

                                                                         ---------------      ----------------

Shareholders' equity:................................................
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued........................................                --                    --
    Common stock, $.01 par value 40,000,000 shares
      authorized, 14,233,806 and 14,138,871 shares issued
      and outstanding, respectively..................................                142                   141
    Additional paid-in capital.......................................             56,622                56,491
    Retained earnings................................................              3,211                 1,916
                                                                         ---------------      ----------------

              Total shareholders' equity.............................             59,975                58,548
                                                                         ---------------      ----------------

                                                                         $        75,817      $         73,817
                                                                         ===============      ================

        The accompanying notes are an integral part of these statements.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                      1998             1997
                                                                                -------------    ----------

Net revenues.................................................................   $      16,045    $      15,232

Cost of goods sold............................................................         10,519           10,019
                                                                                -------------    -------------

         Gross profit.........................................................          5,526            5,213
                                                                                -------------    -------------


Operating expenses:
    Shareholder officers' compensation........................................            319            2,040
    Engineering and product development.....                                              646              465
    Sales and marketing.......................................................          1,999            1,548
    General and administrative................................................            963              626
                                                                                -------------    -------------

                                                                                        3,927            4,679
                                                                                -------------    -------------

         Operating income.....................................................          1,599              534

Interest income...............................................................            506               11
                                                                                -------------    -------------

         Income before income taxes...........................................          2,105              545

Income tax provision..........................................................            810               81
                                                                                -------------    -------------

Net income....................................................................  $       1,295    $         464
                                                                                =============    =============

Basic net income per share....................................................  $        .09     $         .05
                                                                                ============     =============

Diluted net income per share..................................................  $        .09     $         .04
                                                                                ============     =============





        The accompanying notes are an integral part of these statements.




                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                              Three Months Ended March 31,
                                                                              -----------------------------

                                                                                  1998            1997
                                                                              -----------     --------
Operating activities:
    Net income............................................................    $     1,295     $       464
    Adjustments to reconcile net income to net cash provided by operating activities--
          Depreciation and amortization...................................             79              62
          Other...........................................................              5             --
          Changes in assets and liabilities--
              Accounts receivable.........................................            158            (557)
              Inventories.................................................           (877)         (1,808)
              Prepaid expenses and other..................................            (74)            (18)
              Accounts payable............................................            512           2,133
              Accrued expenses............................................           (193)          1,605
              Customer deposits...........................................            282             313
              Deferred revenues...........................................            133             206
              Income taxes payable........................................             61             --
                                                                              -----------     ----------

                    Net cash provided by operating activities.............          1,381           2,400
                                                                              -----------     -----------
Investing activities:
    Sale of short-term investments........................................          4,405             --
    Purchases of property and equipment...................................           (172)            (48)
                                                                              -----------     -----------

                    Net cash provided by (used in) investing activities...          4,233             (48)
                                                                              -----------     -----------

Financing activities:
    Proceeds from exercise of stock options..............................              57             --
    Proceeds from Employee Stock Purchase Plan...........................              75             --
    Distributions to S Corporation shareholders..........................            (227)            --
                                                                              -----------     ----------

                    Net cash used in financing activities.................            (95)            --
                                                                              -----------     ----------

Net increase in cash and cash equivalents.................................          5,519           2,352

Cash and cash equivalents, beginning of period............................         40,897             994
                                                                              -----------     -----------

Cash and cash equivalents, end of period..................................    $    46,416     $     3,346
                                                                              ===========     ===========


         The accompanying notes are an integral part of these statements

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


1.     Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Box Hill Systems Corp. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.     Earnings Per Share:

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. The table below sets forth the reconciliation of basic to diluted net income per share (in thousands):

                                                               Three Months Ended
                                                                    March 31
                                                       -----------------------------------
                                                             1998              1997
                                                       ---------------   ----------

Net income........................................     $         1,295   $           464
                                                       ===============   ===============
Shares used in computing basic net income per
    share..............................                         14,221             9,900

Dilutive effect of options.......................                  844               932
                                                       ---------------   ---------------
Shares used in computing diluted net income per
    share.............................                          15,065            10,832
                                                       ===============   ===============

                                      -4-

3.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials.

4.     New Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income be reported in the financial statements. SFAS No. 130 requires reclassification of prior period financial statements to reflect application of the provisions of the new standard. The Company adopted SFAS No. 130 in the quarter ended March 31, 1998 and has determined that there were no items meeting the definition of comprehensive income for the quarter ended March 31, 1998 or for the year ended December 31, 1997.

5.     Initial Public Offering of Common Stock:

The Company completed an initial public offering (the "Offering"), of its Common Stock effective September 16, 1997. The Offering consisted of the sale of 5,500,000 shares of Common Stock at an initial public offering price of $15.00 per share, of which 3,300,000 shares were issued and sold by the Company and 2,200,000 shares were sold by individuals who were the only shareholders of the Company prior to the Offering. Additionally, 825,000 shares of Common Stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company , after deducting underwriting discounts and expenses, were approximately $56.6 million. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

The Company was subject to taxation under Subchapter S of the Internal Revenue Code from 1990 until the termination of the S Corporation status concurrent with the Offering. Subsequent to the Offering, the Company made aggregate distributions of $11,927,000 to its S Corporation shareholders for taxed, but previously undistributed, S Corporation earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of Box Hill which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements follow.

The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products as well as new products being introduced, obsolete and unmarketable. The Company relies on other companies to supply certain key components of its products and certain products which it resells that are available only from limited sources in the quantities and quality demanded by the Company. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenues to date has been derived from sales to customers in the financial services industry and the telecommunications industry. In addition, historically, a material percentage of the Company's net revenues in each year has been derived from a limited number of customers. The Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and incresed demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its geographic reach and becomes less reliant on the financial services and telecommunications industries. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has no patent protection for its products and has attempted to protect its proprietary software and other intellectural property rights through copyrights, trade secrets and other measures which may prove to be inadequate.

All forward-looking statements speak only as of the date on which they are made. Box Hill undertakes no obligation to update such statements to reflect events which occur or circumstances which exist after the date on which they are made.


Overview

Box Hill designs, manufactures, markets and supports high performance data storage systems for the Open Systems computing environment. The Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, health care, government/defense and academia. Since its inception, Box Hill has focused exclusively on providing storage solutions for high-end customers, primarily in the UNIX environment. The Company initially focused on the financial services industry in response to that industry's need for high-availability, high-performance, fault-tolerant storage systems and high levels of customer and technical support. Box Hill leveraged its position as a company focused exclusively on storage solutions to bring new products to market faster than its competitors. Box Hill has historically financed its growth primarily with cash generated from operations.

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

The Company completed an initial public offering of its common stock on September 16, 1997. The offering consisted of the sale of 5,500,000 shares of common stock at an initial public offering price of $15.00 per share, of which 3,300,000 were issued and sold by the Company and 2,200,000 shares were sold by individuals who were the only shareholders of the Company prior to the initial public offering. Additionally, 825,000 shares of common stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting underwriting discounts and expenses, were approximately $56.6 million.

The Company was subject to taxation under Subchapter S of the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, the provision for income taxes for the three months ended March 31, 1997 consists only of New York City taxes and state franchise taxes. Additionally, subsequent to the Offering, the Company made aggregate distributions of $11.9 million to its S Corporation shareholders for taxed, but previously undistributed, S Corporation earnings.

Results of Operations


The following table sets forth certain items from the Company's income statements as a percentage of net revenues for the periods indicated:

                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          1998          1997
                                                      ----------    --------
Net revenues......................................         100.0%        100.0%
Cost of goods sold................................          65.6          65.8
                                                      ----------    ----------

         Gross profit.............................          34.4          34.2
                                                      ----------    ----------

Operating expenses:
     Shareholder officers' compensation...........           2.0          13.4
     Engineering and product development..........           4.0           3.1
     Sales and marketing..........................          12.5          10.2
     General and administrative...................           5.9           4.0
                                                      ----------    ----------
         Total operating expenses.................          24.4          30.7
                                                      ----------    ----------

     Operating income.............................          10.0%          3.5%
                                                      ==========    ==========

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997:

Net revenue - Net revenues increased 5.3% to $16.0 million for the three months ended March 31, 1998, from $15.2 million for the three months ended March 31, 1997. The increase resulted from an increase in volume, which was partially offset by price reductions. For the three months ended March 31, 1998, increases in sales of back-up products were offset by decreases in net revenues from sales of RAID products and other traditional storage products. Net revenues from sales of back-up products increased $3.2 million to $5.7 million for the three months ended March 1998, compared to $2.5 million for the comparable period of 1997. The increase in net revenues from sales of back-up products is the result of the additional focus on the importance of backing-up mission critical data by the Company's traditional customer base, and the successful sales efforts in obtaining new customers requiring the Company's knowledge and experience in back-up integration.

Net revenues from sales of RAID products decreased $2.1 million, or 43.8%, to $2.7 million for the three months ended March 31, 1998, compared to $4.8 million for the three months ended March 31, 1997. Net revenues from sales of traditional storage products and services decreased $.3 million, or 3.8%, to $7.6 million for the three months ended March 31, 1998, compared to $7.9 million for the comparable period of 1997. The decrease in net revenues from sales of RAID products and other traditional storage products is primarily due to several of its large customers delaying purchasing decisions while reviewing new technologies and consolidating their information systems infrastructures.

Gross profit - Gross profit increased 5.8% to $5.5 million for the three months ended March 31, 1998, from $5.2 million for the comparable period of 1997. As a percentage of net revenues, gross profit increased slightly from 34.2% to 34.4%.

Shareholder officers' compensation - Shareholder officers' compensation consists of salaries and bonuses paid to three of the Company's officers who were the only shareholders of the company prior to the Offering. Shareholder officers' compensation decreased $1.7 million to $.3 million for the three months ended March 31, 1998 as compared to $2.0 million for the three months ended March 31, 1997. The decrease in shareholder officers' compensation is attributable to new employment agreements entered into with the shareholder officers in connection with the Company's initial public offering.

Engineering and product development - Engineering and product development expenses consist primarily of employee compensation, engineering equipment and supply expenses and fees paid for third-party design services. To date, no software development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for such capitalization have been relatively insignificant. Engineering and product development increased 20% to $.6 million for the three months ended March 31, 1998 from $.5 million for the comparable period of 1997. As a percentage of net revenues, engineering and product development increased to 4.0% for the three months ended March 31, 1998 from 3.1% for the comparable period of 1997. The increase in engineering and product development expenses is due to an increase in the number of employees engaged in research and development activities.

Sales and marketing - Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 33.3% to $2.0 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. As a percentage of net revenues, sales and marketing expenses increased to 12.5% for the three months ended March 31, 1998 from 10.2% for the comparable period of 1997. The increase was primarily due to an increase in the direct sales forces and field service staff and increased commissions based on the increase in sales.

General and administrative - General and administrative expenses consist primarily of compensation to employees performing the Company's administrative functions and expenditures for the Company's administrative facilities. General and administrative expenses increased 66.6% to $1.0 million for the three months ended March 31, 1998 from $.6 million for the three months ended March 31, 1997.

As a percentage of net revenues, general and administrative expenses increased to 5.9% for the three months ended March 31, 1998 from 4.0% for the comparable period of 1997. The increase is due to an increase in staff to support the Company's growth plan.

Interest income - Interest income consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income increased $.5 million for the three months ended March 31, 1998 from $11,000 for the three months ended March 31, 1997. The increase is due to the investment of the net proceeds of the September 1997 initial public offering.

Income tax provision - For the three months ended March 31, 1998, the Company's effective income tax rate was 38.5%, reflecting federal, state and local taxes, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation. The Company was subject to income taxes under Subchapter "S" of the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, the provision for income taxes for the three months ended March 31, 1997, consists only of New York City taxes and state franchise taxes.

Liquidity and Capital Resources

As of March 31, 1998, the Company had $51.3 million of cash and cash equivalents and short-term investments and no bank indebtedness. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months. As of March 31, 1998, working capital was $58.8 million. In September 1997, the Company completed an initial public offering of its Common Stock. Proceeds of the offering, after expenses, were approximately $56.6 million.

For the three months ended March 31, 1998, cash provided by operating activities was $1.4 million compared to cash provided by operating activities of $2.4 million for the same period in 1997. The decrease was primarily due to less of an increase in accounts payable and accrued expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

Cash provided by investing activities of $4.2 million consists of the sale of short-term investments of $4.4 million, offset partially by purchases of property and equipment.

Cash used in financing activities for the three months ended March 31, 1998 consists of $227,000 of distributions to the S Corporation shareholders, representing the final distribution for taxed, but previously undistributed, S Corporation earnings, offset by proceeds from the exercise of stock options and from the Company's Employee Stock Purchase Plan totaling $132,000. In 1997, the Company made $11.7 million of distributions to S Corporation shareholders representing their estimated taxed, but previously undistributed, S Corporation earnings.

In October 1997, the Company obtained a $10 million revolving line of credit facility from a commercial bank. The Company has not made any borrowings under this facility.

The Company presently expects that cash and cash equivalents and short-term investments, cash generated from operations and availability under its revolving line of credit, will be sufficient to meet its foreseeable operating and capital requirements. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated.

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

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES


Part II -  Other Information

Item 1.    Legal Proceedings

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

           None.

Item 5.    Other information

           None.

Item 6.    Exhibits and reports on Form 8-K

(a)   Exhibits

           27.1   Financial Data Schedule.

(b)   Reports on Form 8-K

           None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                  BOX HILL SYSTEMS CORP.

Date:     May 12, 1998            By     /s/ Philip Black
                                      -----------------------------------
                                       Philip Black
                                       Chief Executive Officer



Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 By     /s/ Philip Black
                                      -----------------------------------
                                       Philip Black
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:     May 12, 1998            By     /s/ R. Robert Rebmann, Jr.

                                      -----------------------------------
                                       R. Robert Rebmann, Jr.
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)