Form 10-Q
period 1998-06-30
BOX HILL SYSTEMS CORP
filed 1998-08-14
CIK 1042783

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

Commission file number 1-13317

                            BOX HILL SYSTEMS CORP.
                            ----------------------
            (Exact name of registrant as specified in its charter)

              New York                                  13-3460176
              --------                                  ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

     161 Avenue of the Americas, New York, NY             10013
     ----------------------------------------             -----
     (Address of principal executive offices)           (Zip Code)

                                (212) 989-4455
                                --------------
             (Registrant's telephone number, including area code)

                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 14,305,757 shares outstanding as of August 12, 1998.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                          ----

Part I.  Financial Information

   Item 1.  Condensed Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets -June 30, 1998
            and December 31, 1997                                           1

            Condensed Consolidated Statements of Income --
            Three and Six months ended June 30, 1998 and 1997               2

            Condensed Consolidated Statements of Cash Flows --
            Three and Six months ended June 30, 1998 and 1997               3

            Notes to Condensed Consolidated Financial Statements            4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6

Part II.  Other Information

   Item 6.  Exhibits                                                       13

Signatures                                                                 14

Item 1.  Condensed Consolidated Financial Statements

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (in thousands, except share information)


                                                          June 30,  December 31,
                                                             1998        1997
                                                           -------     -------
ASSETS                                                   (unaudited)

Current assets:
    Cash and cash equivalents ............................ $42,345     $40,897
    Short-term investments ...............................   5,500       9,305
    Accounts receivable, net .............................  18,618      13,866
    Inventories ..........................................   9,184       7,351
    Prepaid expenses and other ...........................   1,058         344
    Deferred income taxes ................................     721         721
                                                           -------     -------

             Total current assets ........................  77,426      72,484

Property and equipment, net ..............................   1,200       1,199

Deferred income taxes ....................................     134         134
                                                           -------     -------

                                                           $78,760     $73,817
                                                           =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..................................... $ 8,772     $ 8,088
    Accrued expenses .....................................   2,568       2,000
    Customer deposits ....................................   2,182       2,143
    Deferred revenues ....................................   2,087       1,829
    Income taxes payable .................................     730         757
    Distribution payable .................................    --           227
                                                           -------     -------

              Total current liabilities ..................  16,339      15,044
                                                           -------     -------

Deferred rent ............................................     245         225
                                                           -------     -------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued ............................    --          --
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 14,300,885 and 14,138,871 shares
      issued and outstanding, respectively ...............     143         141
    Additional paid-in capital ...........................  56,716      56,491
    Retained earnings ....................................   5,317       1,916
                                                           -------     -------

              Total shareholders' equity .................  62,176      58,548
                                                           -------     -------

                                                           $78,760     $73,817
                                                           =======     =======


       The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (in thousands, except per share information)
                                  (unaudited)


                                         Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          -----------------   -----------------
                                            1998      1997      1998      1997
                                          -------   -------   -------   -------
Net revenues ..........................   $19,802   $16,996   $35,847   $32,228

Cost of goods sold ....................    12,509    10,809    23,028    20,828
                                          -------   -------   -------   -------

         Gross profit .................     7,293     6,187    12,819    11,400
                                          -------   -------   -------   -------

Operating expenses:
    Shareholder officers' compensation        319     2,868       638     4,908
    Engineering and product development       662       617     1,308     1,082
    Sales and marketing ...............     2,131     1,737     4,130     3,285
    General and administrative ........     1,137       792     2,100     1,418
                                          -------   -------   -------   -------

                                            4,249     6,014     8,176    10,693
                                          -------   -------   -------   -------

         Operating income .............     3,044       173     4,643       707

Interest income .......................       479        11       985        22
                                          -------   -------   -------   -------

         Income before income taxes ...     3,523       184     5,628       729

Income tax provision ..................     1,417        79     2,227       160
                                          -------   -------   -------   -------

Net income ............................   $ 2,106   $   105   $ 3,401   $   569
                                          =======   =======   =======   =======

Basic net income per share ............   $   .15   $   .01   $   .24   $   .06
                                          =======   =======   =======   =======

Diluted net income per share ..........   $   .14   $   .01   $   .23   $   .05
                                          =======   =======   =======   =======


       The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                              1998         1997
                                                                            --------    --------
Operating activities:

    Net income ..........................................................   $  3,401    $    569
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities--
          Depreciation and amortization .................................        164         126
          Other .........................................................         20          13
          Changes in assets and liabilities--
              Accounts receivable .......................................     (4,752)     (1,639)
              Inventories ...............................................     (1,833)     (1,908)
              Prepaid expenses and other ................................       (714)        (12)
              Accounts payable ..........................................        738       2,459
              Accrued expenses ..........................................        568       4,902
              Customer deposits .........................................         39         780
              Deferred revenues .........................................        258         344
              Income taxes payable ......................................        (36)       --
                                                                            --------    --------

                    Net cash provided by (used in) operating activities..     (2,147)      5,634
                                                                            --------    --------
Investing activities:
    Sale of short-term investments ......................................      3,805        --
    Purchases of property and equipment .................................       (158)        (92)
                                                                            --------    --------
                    Net cash provided by (used in) investing activities..      3,647         (92)
                                                                            --------    --------

Financing activities:
    Proceeds from exercise of stock options .............................        100        --
    Proceeds from Employee Stock Purchase Plan ..........................         75        --
    Distributions to S Corporation shareholders .........................       (227)       --
                                                                            --------    --------

                    Net cash used in financing activities ...............        (52)       --
                                                                            --------    --------

Net increase in cash and cash equivalents ...............................      1,448       5,542

Cash and cash equivalents, beginning of period ..........................     40,897         994
                                                                            --------    --------

Cash and cash equivalents, end of period ................................   $ 42,345    $  6,536
                                                                            ========    ========

Supplemental cash flow disclosure:
    Cash paid for income taxes ..........................................   $  2,272    $     95
                                                                            ========    ========

       The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Box Hill Systems Corp. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Earnings Per Share:

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. The table below sets forth the reconciliation of basic to diluted shares used in computing net income per share (in thousands):

                                            Three Months Ended  Six Months Ended
                                                 June 30,            June 30,
                                             -----------------------------------
                                              1998     1997        1998     1997
                                             ------   ------     ------   ------
Shares used in computing basic net
     income per share ....................   14,263    9,900     14,242    9,900
Dilutive effect of options ...............      789    1,040        817    1,040
                                             ------   ------     ------   ------
Shares used in computing diluted net
    income per share .....................   15,052   10,940     15,059   10,940
                                             ======   ======     ======   ======

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

5.   Box Hill Europe:

Effective January 1, 1998, the Company acquired all of the outstanding Common Stock of Box Hill Systems Europe Limited ("Box Hill Europe") in exchange for 4,959 shares of the Company's Common Stock. The market value of the shares issued totaled $51,750 and was equal to the net assets of Box Hill Europe on the acquisition date. Box Hill Europe was formed in 1995 by the Company's founding shareholders to provide marketing and technical support services to the Company. The acquisition of Box Hill Europe has been accounted for as a combination of companies under common control.

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

The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products as well as new products being introduced, obsolete and unmarketable. The Company relies on other companies to supply certain key components of its products and certain products which it resells that are available only from limited sources in the quantities and quality demanded by the Company. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenues to date has been derived from sales to customers in the financial services industry and the telecommunications industry. In addition, historically, a material percentage of the Company's net revenues in each year has been derived from a limited number of customers. The Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its geographic reach and becomes less reliant on the financial services and train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has no patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures which may prove to be inadequate.

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

Results of Operations

The following table sets forth certain items from the Company's income statements as a percentage of net revenues for the periods indicated:

                                                         Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                      ---------------------------------------------------
                                                          1998          1997          1998          1997
                                                      ---------     ---------     ----------    ---------
Net revenues......................................        100.0%        100.0%         100.0%       100.0%
Cost of goods sold................................         63.2          63.6           64.2         64.6
                                                      ---------     ---------     ----------    ---------

         Gross profit.............................         36.8          36.4           35.8         35.4
                                                      ---------     ---------     ----------    ---------

Operating expenses:
     Shareholder officers' compensation...........          1.6          16.9            1.8         15.2
     Engineering and product development..........          3.3           3.6            3.6          3.4
     Sales and marketing..........................         10.8          10.2           11.5         10.2
     General and administrative...................          5.7           4.7            5.9          4.4
                                                      ---------     ---------     ----------    ---------
         Total operating expenses.................         21.4          35.4           22.8         33.2
                                                      ---------     ---------     ----------    ---------

     Operating income.............................         15.4%          1.0%          13.0%         2.2%
                                                      =========     =========     ==========    =========


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997:

Net revenues - Net revenues increased 16.5% to $19.8 million for the three months ended June 30, 1998, from $17.0 million for the three months ended June 30, 1997. The increase resulted from an increase in volume, which was partially offset by price reductions of RAID and legacy disk storage systems. Net revenues from sales of Fibre Channel, RAID and back-up products increased while net revenues from sales of legacy storage products decreased.

Net revenues from sales of back-up products increased $2.2 million to $6.1 million for the three months ended June 30, 1998, compared to $3.9 million for the comparable period of 1997. The increase in net revenues from sales of back-up products is the result of the additional focus on backing-up mission critical data by the Company's traditional customer base, and the successful sales efforts in obtaining new customers requiring the Company's knowledge and experience in back-up integration. Net revenues from sales of RAID products increased slightly by $.3 million to $4.0 million for the three months ended June 30, 1998, compared to $3.7 million for the three months ended June 30, 1997. Net revenues from sales of Fibre Channel products increased $1.0 million to $1.1 million for the three months ended June 30, 1998, compared to $.1 million for the three months ended June 30, 1997. The increase is due to growing market acceptance of the new technology. Net revenues from sales of legacy storage products and services decreased slightly by $.7 million, to $8.6 million for the three months ended June 30, 1998, compared to $9.3 million for the comparable period of 1997.

Gross profit - Gross profit increased 17.7% to $7.3 million for the three months ended June 30, 1998, from $6.2 million for the comparable period of 1997. As a percentage of net revenues, gross profit increased slightly from 36.4% to 36.8%, principally as a result of a more favorable product mix.

Shareholder officers' compensation - Shareholder officers' compensation consists of salaries and bonuses paid to three of the Company's officers who were the only shareholders of the company prior to the Offering. Shareholder officers' compensation decreased $2.6 million to $.3 million for the three months ended June 30, 1998 as compared to $2.9 million for the three months ended June 30, 1997. The decrease in shareholder officers' compensation is attributable to new employment agreements entered into with the shareholder officers in connection with the Company's initial public offering.

Engineering and product development - Engineering and product development expenses consist primarily of employee compensation, engineering equipment and supply expenses and fees paid for third-party design services. To date, no software development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for such capitalization have been relatively insignificant. Engineering and product development increased 16.7% to $.7 million for the three months ended June 30, 1998 from $.6 million for the comparable period of 1997. The increase in engineering and product development expenses is due to an increase in the number of employees engaged in research and development activities. As a percentage of net revenues, engineering and product development decreased to 3.3% for the three months ended June 30, 1998 from 3.6% for the comparable period of 1997.

Sales and marketing - Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 23.5% to $2.1 million for the three months ended June 30, 1998 from $1.7 million for the three months ended June 30, 1997. As a percentage of net revenues, sales and marketing expenses increased to 10.8% for the three months ended June 30, 1998 from 10.2% for the comparable period of 1997. The increase was primarily due to an increase in the direct sales force and field service staff and increased commissions based on the increase in sales.

General and administrative - General and administrative expenses consist primarily of compensation to employees performing the Company's administrative functions and expenditures for the Company's administrative facilities. General and administrative expenses increased 37.5% to $1.1 million for the three months ended June 30, 1998 from $.8 million for the three months ended June 30, 1997. As a percentage of net revenues, general and administrative expenses increased to 5.7% for the three months ended June 30, 1998 from 4.7% for the comparable period of 1997. The increase is primarily due to the costs associated with being a public company and increased receivable allowances.

Interest income - Interest income consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income increased $.5 million for the three months ended June 30, 1998 from $11,000 for the three months ended June 30, 1997. The increase is due to the investment of the net proceeds of the September 1997 initial public offering.

Income tax provision - For the three months ended June 30, 1998, the Company's effective income tax rate was 40.2%, reflecting federal, state and local taxes, and a one-time charge for estimated prior years' taxes as a result of a voluntary disclosure agreement entered into with one state, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation. The Company operated as a Subchapter "S" Corporation under the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, the provision for income taxes for the three months ended June 30, 1997, consists only of New York City taxes and state franchise taxes.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

Net revenues - Net revenues increased 11.2% to $35.8 million for the six months ended June 30, 1998, from $32.2 million for the six months ended June 30, 1997. The increase resulted from an increase in volume, which was partially offset by price reductions of RAID and legacy disk systems. For the six months ended June 30, 1998, increases in sales of Fibre Channel and back-up products were offset by decreases in net revenues from sales of RAID products and legacy storage products.

Net revenues from sales of back-up products increased $5.1 million to $11.8 million for the six months ended June 30, 1998, compared to $6.7 million for the comparable period of 1997. The increase in net revenues from sales of back-up products is the result of the additional focus on backing-up mission critical data by the Company's traditional customer base, and the successful sales efforts in obtaining new customers requiring the Company's knowledge and experience in back-up integration. Net revenues from sales of RAID products decreased $1.7 million, to $6.7 million for the six months ended June 30, 1998, compared to $8.4 million for the six months ended June 30, 1997. Net revenues from sales of legacy storage products and services decreased $.9 million to $16.0 million for the six months ended June 30, 1998, compared to $16.9 million for the comparable period of 1997. The decrease in net revenues from sales of RAID products and legacy storage products is primarily due to several large customers delaying purchasing decisions while reviewing new technologies and consolidating their information systems infrastructures during the first quarter. Net revenues from sales of Fibre Channel products increased $1.1 million to $1.3 million for the six months ended June 30, 1998, compared to $.2 million for the six months ended June 30, 1997. The increase is due to growing market acceptance of the new technology.

Gross profit - Gross profit increased 12.3% to $12.8 million for the six months ended June 30, 1998, from $11.4 million for the comparable period of 1997. As a percentage of net revenues, gross profit increased slightly from 35.4% to 35.8%, principally as a result of a more favorable product mix.

Shareholder officers' compensation - Shareholder officers' compensation decreased $4.3 million to $.6 million for the six months ended June 30, 1998 as compared to $4.9 million for the six months ended June 30, 1997. The decrease in shareholder officers' compensation is attributable to new employment agreements entered into with the shareholder officers in connection with the Company's initial public offering.

Engineering and product development - Engineering and product development increased 18.2% to $1.3 million for the six months ended June 30, 1998 from $1.1 million for the comparable period of 1997. As a percentage of net revenues, engineering and product development increased to 3.6% for the six months ended June 30, 1998 from 3.4% for the comparable period of 1997. The increase in engineering and product development expenses is due to an increase in the number of employees engaged in research and development activities.

Sales and marketing - Sales and marketing expenses increased 24.2% to $4.1 million for the six months ended June 30, 1998 from $3.3 million for the six months ended June 30, 1997. As a percentage of net revenues, sales and marketing expenses increased to 11.5% for the six months ended June 30, 1998 from 10.2% for the comparable period of 1997. The increase was primarily due to an increase in the direct sales force and field service staff and increased commissions based on the increase in sales.

General and administrative - General and administrative expenses increased 50.0% to $2.1 million for the six months ended June 30, 1998 from $1.4 million for the six months ended June 30, 1997. As a percentage of net revenues, general and administrative expenses increased to 5.9% for the six months ended June 30, 1998 from 4.4% for the comparable period of 1997. The increase is primarily due to the costs associated with being a public company.

Interest income - Interest income consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income increased $1.0 million for the six months ended June 30, 1998 from $22,000 for the six months ended June 30, 1997. The increase is due to the investment of the net proceeds of the September 1997 initial public offering.

Income tax provision - For the six months ended June 30, 1998, the Company's effective income tax rate was 39.6%, reflecting federal, state and local taxes, and a one-time charge for estimated prior years' taxes as a result of a voluntary disclosure agreement entered into with one state, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation. The Company operated as a Subchapter "S" Corporation under the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, the provision for income taxes for the six months ended June 30, 1997, consists only of New York City taxes and state franchise taxes.

Liquidity and Capital Resources

As of June 30, 1998, the Company had $47.8 million of cash and cash equivalents and short-term investments and no bank indebtedness. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months. As of June 30, 1998, working capital was $61.1 million. In September 1997, the Company completed an initial public offering of its Common Stock. Proceeds of the offering, after expenses, were approximately $56.6 million.

For the six months ended June 30, 1998, cash used in operating activities was $2.1 million compared to cash provided by operating activities of $5.6 million for the same period in 1997. The decrease in net cash provided by operating activities is mainly due to the increase in accounts receivable during the 1998 six month period.

Cash provided by investing activities of $3.6 million consists of the sale of short-term investments of $3.8 million, offset partially by purchases of property and equipment.

Cash used in financing activities for the six months ended June 30, 1998 consists of $227,000 of distributions to the S Corporation shareholders, representing the final distribution for taxed, but previously undistributed, S Corporation earnings, offset by proceeds from the exercise of stock options and from the Company's Employee Stock Purchase Plan totaling $175,000.

In October 1997, the Company obtained a $10 million revolving line of credit facility from a commercial bank. The Company has not made any borrowings under this facility. The line of credit expired in May 1998, but the Company is currently negotiating a renewal.

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

           None.

Item 5.    Other information

           None.

Item 6.    Exhibits and reports on Form 8-K

(a)   Exhibits

           27.1   Financial Data Schedule.

(b)   Reports on Form 8-K

           On May 13, 1998, the Company filed a report on Form 8-K to report that Philip Black, CEO, planned to take a short-term medical leave of absence. Mr. Black resumed his duties as CEO on a full-time basis on July 8, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                        BOX HILL SYSTEMS CORP.

Date:  August 14, 1998              By  /s/ Philip Black
                                        -----------------------------
                                        Philip Black
                                        Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 14, 1998              By  /s/ Philip Black
                                        -----------------------------
                                        Philip Black
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 14, 1998              By  /s/ R. Robert Rebmann, Jr.
                                        -----------------------------
                                        R. Robert Rebmann, Jr.
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)