Form 10-Q
period 1998-09-30
BOX HILL SYSTEMS CORP
filed 1998-11-13
CIK 1042783

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998
                                              ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from            to
                                             ------------  -------------

Commission file number 1-13317

                            BOX HILL SYSTEMS CORP.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                             New York                                              13-3460176
----------------------------------------------------------------      ------------------------------------
  (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

         161 Avenue of the Americas, New York, NY                                  10013
----------------------------------------------------------------      ------------------------------------
         (Address of principal executive offices)                                (Zip Code)

                                (212) 989-4455
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. X Yes   No
                                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 14,324,919 shares outstanding as of November 10, 1998.

--------------------------------------------------------------------------------

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                                     INDEX


                                                                                                            Page
                                                                                                            ----

Part I.  Financial Information

   Item 1.    Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets -September 30, 1998
              and December 31, 1997                                                                             1

              Condensed Consolidated Statements of Income -Three and Nine
              months ended September 30, 1998 and 1997                                                          2

              Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1998 and 1997                                                     3

              Notes to Condensed Consolidated Financial Statements                                              4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                               6

Part II.  Other Information

   Item 6.    Exhibits                                                                                         15

Signatures                                                                                                     16

Item 1.  Condensed Consolidated Financial Statements

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (in thousands, except share information)


                                                                            September 30,        December 31,
                                                                                1998                  1997
                                                                            -------------        -------------
ASSETS                                                                       (unaudited)
Current assets:

    Cash and cash equivalents........................................    $        45,249      $         40,897
    Short-term investments...........................................              5,500                 9,305
    Accounts receivable, net.........................................             20,457                13,866
    Inventories......................................................              9,049                 7,351
    Prepaid expenses and other.......................................              1,301                   344
    Deferred income taxes............................................                721                   721
                                                                         ---------------      ----------------

             Total current assets....................................             82,277                72,484

Property and equipment, net..........................................              1,315                 1,199

Deferred income taxes................................................                134                   134
                                                                         ---------------      ----------------

                                                                         $        83,726      $         73,817
                                                                         ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................    $        10,412      $          8,088
    Accrued expenses.................................................              4,138                 2,000
    Customer deposits................................................              1,888                 2,143
    Deferred revenues................................................              2,176                 1,829
    Income taxes payable.............................................                412                   757
    Distribution payable.............................................                 --                   227
                                                                         ---------------      ----------------

              Total current liabilities..............................             19,026                15,044
                                                                         ---------------      ----------------

Deferred rent........................................................                282                   225
                                                                         ---------------      ----------------

Shareholders' equity:................................................
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued........................................                 --                    --
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 14,314,483 and 14,138,871 shares issued
      and outstanding, respectively..................................                143                   141
    Additional paid-in capital.......................................             56,758                56,491
    Retained earnings................................................              7,517                 1,916
                                                                         ---------------      ----------------

              Total shareholders' equity.............................             64,418                58,548
                                                                         ---------------      ----------------

                                                                         $        83,726      $         73,817
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

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (in thousands, except per share information)
                                  (unaudited)


                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,

                                                           ---------------------------------------------------------------
                                                                 1998             1997            1998             1997
                                                           -------------    -------------   -------------    -------------
Net revenues.............................................. $      21,718    $      18,096   $      57,565    $      50,324

Cost of goods sold........................................        14,187           11,735          37,215           32,563
                                                           -------------    -------------   -------------    -------------

         Gross profit.....................................         7,531            6,361          20,350           17,761
                                                           -------------    -------------   -------------    -------------

Operating expenses:

    Shareholder officers' compensation....................           318            2,311             956            7,219
    Engineering and product development...................           693              672           2,001            1,754
    Sales and marketing...................................         2,297            1,764           6,427            5,049
    General and administrative............................         1,107              859           3,207            2,277
                                                           -------------    -------------   -------------    -------------

                                                                   4,415            5,606          12,591           16,299
                                                           -------------    -------------   -------------    -------------


         Operating income.................................         3,116              755           7,759            1,462

Interest income...........................................           455               81           1,440              103
                                                           -------------    -------------   -------------    -------------

         Income before income taxes.......................         3,571              836           9,199            1,565

Income tax provision (benefit)............................         1,371             (610)          3,598             (450)
                                                           -------------    -------------   -------------    -------------

Net income................................................ $       2,200    $       1,446   $       5,601    $       2,015
                                                           =============    =============   =============    =============

Basic net income per share................................ $         .15    $         .14   $         .39    $         .20
                                                           =============    =============   =============    =============

Diluted net income per share.............................. $         .15    $         .12   $         .37    $         .18
                                                           =============    =============   =============    =============

       The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                  1998             1997
                                                                              -----------     -----------
Operating activities:
    Net income............................................................    $     5,601     $     2,015
    Adjustments to reconcile net income to net cash provided by operating activities--
          Depreciation and amortization...................................            270             195
          Deferred income taxes...........................................             --            (688)
          Other...........................................................             57
          Changes in assets and liabilities
              Accounts receivable.........................................         (6,591)         (1,755)
              Inventories.................................................         (1,698)         (2,299)
              Prepaid expenses and other..................................           (957)             40
              Accounts payable............................................          2,378           3,636
              Accrued expenses............................................          2,138             620
              Accrued shareholder officers' compensation..................             --           3,876
              Customer deposits...........................................           (255)            409
              Deferred revenues...........................................            347             609
              Income taxes payable........................................           (354)             79
                                                                              -----------     -----------

                    Net cash provided by operating activities.............            936           6,737
                                                                              -----------     -----------
Investing activities:
    Sale of short-term investments........................................          3,805              --
    Purchases of property and equipment...................................           (379)           (171)
                                                                              -----------     -----------

                    Net cash provided by (used in) investing activities...         3,426             (171)
                                                                              -----------     -----------



Financing activities:
    Net proceeds from the issuance of common stock.......................              --          56,625
    Proceeds from exercise of stock options..............................             109              84
    Proceeds from Employee Stock Purchase Plan...........................             108              --
    Distributions to S Corporation shareholders..........................            (227)        (10,500)
                                                                              -----------     -----------

                    Net cash provided by (used in) financing
                    activities...........................................             (10)         46,209
                                                                              -----------     -----------
Net increase in cash and cash equivalents.................................          4,352          52,775

Cash and cash equivalents, beginning of period............................         40,897             994
                                                                              -----------     -----------

Cash and cash equivalents, end of period..................................    $    45,249     $    53,769
                                                                              ===========     ===========

Supplemental cash flow disclosure:
    Cash paid for income taxes............................................    $     3,965     $       107
                                                                              ===========     ===========


        The accompanying notes are an integral part of these statements.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.     Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Box Hill Systems Corp. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,

                                                       ----------------------------------------------------------------------
                                                             1998              1997             1998              1997
                                                       ---------------   ---------------  ---------------   ----------------
Shares used in computing basic net income per
    share........................................               14,295            10,506           14,259       10,104
Dilutive effect of options.......................                  721             1,078              853        1,077
                                                       ---------------   ---------------  ---------------   ----------------
Shares used in computing diluted net income per
    share........................................               15,016            11,584           15,112       11,181
                                                       ===============   ===============  ===============   ================

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

5.    Box Hill Europe:

Box Hill Systems Europe Limited (BHE) was formed in 1995 by the Company's founding shareholders to provide marketing and technical support services to the Company in Europe. Effective January 1, 1998, the Company issued 4,959 shares of common stock to the founding shareholders, collectively, in exchange for 100% of the shares of Box Hill Europe (the "Merger"). The transaction has been accounted for as a merger between entities under common control in accordance with APB No. 16, "Accounting for Business Combinations".

After the Merger, BHE became a wholly owned subsidiary of Box Hill. On January 1, 1998, the fair value of the 4,959 shares of Box Hill common stock issued to the founding shareholders was $51,750; which was equal to the net book value of Box Hill Europe on that date. No restatement of Box Hill's financial statements is required as a result of this transaction because the results of Box Hill Europe, consisting only of sales and marketing expenses, have been included in Box Hill's statements of operations for all periods prior to the Merger.

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

Results of Operations

The following table sets forth certain items from the Company's income statements as a percentage of net revenues for the periods indicated:


                                                         Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,

                                                      --------------------------------------------------
                                                          1998          1997          1998          1997
                                                      ----------    ----------    ----------    --------
Net revenues......................................      100.0%        100.0%         100.0%       100.0%
Cost of goods sold................................       65.3          64.8           64.6         64.7
                                                      -------       -------       --------      -------

         Gross profit.............................       34.7          35.2           35.4         35.3
                                                      -------       -------       --------      -------

Operating expenses:

     Shareholder officers' compensation...........        1.5          12.8            1.7         14.3
     Engineering and product development..........        3.2           3.7            3.5          3.5
     Sales and marketing..........................       10.6           9.7           11.2         10.0
     General and administrative...................        5.1           4.8            5.5          4.6
                                                      -------       -------       --------      -------
         Total operating expenses.................       20.4          31.0           21.9         32.4
                                                      -------       -------       --------      -------

     Operating income.............................       14.3%          4.2%          13.5%         2.9%
                                                      =======       =======       ========      =======

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

Net revenues - Net revenues increased 19.9% to $21.7 million for the three months ended September 30, 1998, from $18.1 million for the three months ended September 30, 1997. The increase resulted from an increase in volume, which was partially offset by price reductions of RAID and legacy (SCSI-JBOD) disk storage systems. Net revenues from sales of Fibre Channel and RAID products increased while net revenues from sales of legacy storage and back-up products decreased.

Net revenues from sales of RAID products increased by $4.2 million to $8.8 million for the three months ended September 30, 1998, compared to $4.6 million for the three months ended September 30, 1997. The increase is the result of the fulfillment of several large RAID orders in the third quarter. Net revenues from sales of Fibre Channel products increased to $.9 million for the three months ended September 30, 1998, compared to $32,000 for the three months ended September 30, 1997. The increase is due to growing market acceptance of the new technology. Net revenues from sales of back-up products decreased slightly to $3.6 million for the three months ended September 30, 1998, compared to $3.7 million for the comparable period of 1997. The Company generated $250,000 of net revenues and operating income from the application of pre-1998 customer credits and deposits against advanced shipments of spares that customers did not return. Net revenues from sales of legacy storage products and services decreased $1.6 million, to $8.1 million for the three months ended September 30, 1998, compared to $9.7 million for the comparable period of 1997, due to price reductions for these systems.

Gross profit - Gross profit increased 17.2% to $7.5 million for the three months ended September 30 1998, from $6.4 million for the comparable period of 1997. As a percentage of net revenues, gross profit decreased from 35.2% to 34.7%, principally as a result of a different product mix.

Shareholder officers' compensation - Shareholder officers' compensation consists of salaries and bonuses paid to three of the Company's officers who were the only shareholders of the Company prior to the Offering. Shareholder officers' compensation decreased $2.0 million to $.3 million for the three months ended September 30, 1998 as compared to $2.3 million for the three months ended September 30, 1997. The decrease in shareholder officers' compensation is attributable to new employment agreements entered into with the shareholder officers in connection with the Company's initial public offering.

Engineering and product development - Engineering and product development expenses consist primarily of employee compensation, engineering equipment and supply expenses and fees paid for third-party design services. To date, no software development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for such capitalization have been relatively insignificant. Engineering and product development expenses remained constant at $.7 million for the three months ended September 30, 1998 and 1997 due to a decrease in research and development equipment purchases offset by an increase in the number of employees engaged in research and development activities. As a percentage of net revenues, engineering and product development expenses decreased to 3.2% for the three months ended September 30, 1998 from 3.7% for the comparable period of 1997.

Sales and marketing - Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 27.8% to $2.3 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. As a percentage of net revenues, sales and marketing expenses increased to 10.6% for the three months ended September 30, 1998 from 9.7% for the comparable period of 1997. The increase was primarily due to an increase in the direct sales force and field service staff and increased commissions based on the increase in sales.

General and administrative - General and administrative expenses consist primarily of compensation to employees performing the Company's administrative functions and expenditures for the Company's administrative facilities. General and administrative expenses increased 22.2% to $1.1 million for the three months ended September 30, 1998 from $.9 million for the three months ended September 30, 1997. As a percentage of net revenues, general and administrative expenses increased slightly to 5.1% for the three months ended September 30, 1998 from 4.7% for the comparable period of 1997. The increase is primarily due to the costs associated with being a public company, increased receivable allowances and additional rents resulting from an expanded facility.

Interest income - Interest income, the majority of which is exempt from federal tax, consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income increased $.4 million to $.5 million for the three months ended September 30, 1998 from $81,000 for the three months ended September 30, 1997. The increase is due to the investment of the net proceeds of the September 1997 initial public offering.

Income tax provision - For the three months ended September 30, 1998, the Company's effective income tax rate was 38.4%, reflecting federal, state and local taxes, partially offset by anticipated research and development credits and a favorable tax benefit expected from the Company's foreign sales corporation. The Company operated as a Subchapter "S" Corporation under the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, the provision for income taxes for the three months ended September 30, 1997 consists mainly of the C Corporation's pro rata share of federal taxes calculated from the initial public offering to September 30 1997 and New York City and state franchise taxes, offset by a one time tax benefit of $688,000 related to the recognition of the net deferred tax asset recorded by the Company upon terminating it's S Corporation status.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

Net revenues - Net revenues increased 14.5% to $57.6 million for the nine months ended September 30, 1998, from $50.3 million for the nine months ended September 30, 1997. The increase resulted from an increase in volume, which was partially offset by price reductions of RAID and legacy disk systems. For the nine months ended September 30, 1998, increases in sales of Fibre Channel, RAID and back-up products were offset by a decrease in net revenues from sales of legacy storage products.

Net revenues from sales of back-up products increased $4.9 million to $15.4 million for the nine months ended September 30, 1998, compared to $10.5 million for the comparable period of 1997. The increase in net revenues from sales of back-up products is the result of the additional focus on backing-up mission critical data by the Company's traditional customer base, and the successful sales efforts in obtaining new customers requiring the Company's knowledge and experience in back-up integration. Net revenues from sales of RAID products increased $2.5 million, to $15.5 million for the nine months ended September 30, 1998, compared to $13.0 million for the nine months ended September 30, 1997. The increase is the result of the successful expansion of the Company's direct sales force and the growth of the storage market. Net revenues from sales of legacy storage products and services decreased $2.4 million to $24.2 million for the nine months ended September 30, 1998, compared to $26.6 million for the comparable period of 1997 primarily as a result of price reductions for SCSI-JBOD disk storage systems. The Company generated $250,000 of net revenues and operating income from the application of pre-1998 customer credits and deposits against advanced shipments of spares that customers did not return. Net revenues from sales of Fibre Channel products increased $2.0 million to $2.2 million for the nine months ended September 30, 1998, compared to $.2 million for the nine months ended September 30, 1997. The increase is due to growing market acceptance of the new technology.

Gross profit - Gross profit increased 14.6% to $20.4 million for the nine months ended September 30, 1998, from $17.8 million for the comparable period of 1997. As a percentage of net revenues, gross profit increased slightly from 35.3% to 35.4%, principally as a result of a more favorable product mix.

Shareholder officers' compensation - Shareholder officers' compensation decreased $6.2 million to $1.0 million for the nine months ended September 30, 1998 as compared to $7.2 million for the nine months ended September 30, 1997. The decrease in shareholder officers' compensation is attributable to new employment agreements entered into with the shareholder officers in connection with the Company's initial public offering.

Engineering and product development - Engineering and product development increased 11.1% to $2.0 million for the nine months ended September 30, 1998 from $1.8 million for the comparable period of 1997. The increase is due to an increase in the number of employees engaged in research and development activities. As a percentage of net revenues, engineering and product development remained constant at 3.5% for the nine months ended September 30, 1998 and 1997.

Sales and marketing - Sales and marketing expenses increased 28.0% to $6.4 million for the nine months ended September 30, 1998 from $5.0 million for the nine months ended September 30, 1997. As a percentage of net revenues, sales and marketing expenses increased to 11.2% for the nine months ended September 30, 1998 from 10.0% for the comparable period of 1997. The increase is primarily due to an increase in the direct sales force and field service staff and increased commissions based on the increase in sales.

General and administrative - General and administrative expenses increased 39.1% to $3.2 million for the nine months ended September 30, 1998 from $2.3 million for the nine months ended September 30, 1997. As a percentage of net revenues, general and administrative expenses increased to 5.5% for the nine months ended September 30, 1998 from 4.6% for the comparable period of 1997. The increase is primarily due to the costs associated with being a public company, increased receivables allowances and additional rents resulting from an expanded facility.

Interest income - Interest income, the majority of which is exempt from federal tax, consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income increased $1.3 million to $1.4 million for the nine months ended September 30, 1998 from $.1 million for the nine months ended September 30, 1997. The increase is due to the investment of the net proceeds of the September 1997 initial public offering.

Income tax provision - For the nine months ended September 30, 1998, the Company's effective income tax rate was 39.1%, reflecting federal, state and local taxes, and a one-time charge for prior years' state taxes as a result of a voluntary disclosure agreement entered into with one state; partially offset by anticipated research and development credits and a favorable tax benefit expected from the Company's foreign sales corporation. The Company operated as a Subchapter "S" Corporation under the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, the provision for income taxes for the nine months ended September 30, 1997, consists mainly of the C Corporation's pro rata share of federal taxes calculated from the initial public offering to September 30, 1997, and New York City and state franchise taxes, offset by a one time tax benefit of $688,000 related to the recognition of the net deferred tax asset recorded by the Company upon terminating it's S Corporation status.

Liquidity and Capital Resources

As of September 30, 1998, the Company had $50.7 million of cash and cash equivalents and short-term investments and no bank indebtedness. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months. As of September 30, 1998, working capital was $63.3 million. In September 1997, the Company completed an initial public offering of its Common Stock. Proceeds of the offering, after expenses, were approximately $56.6 million.

For the nine months ended September 30, 1998, cash provided by operating activities was $.9 million compared to cash provided by operating activities of $6.7 million for the same period in 1997. The decrease in net cash provided by operating activities is mainly due to the increase in accounts receivable during the 1998 nine month period.

Cash provided by investing activities of $3.4 million consists of the sale of short-term investments of $3.8 million, offset partially by purchases of property and equipment.

Cash used in financing activities for the nine months ended September 30, 1998 consists of $227,000 of distributions to the S Corporation shareholders, representing the final distribution for taxed, but previously undistributed, S Corporation earnings; offset by proceeds from the exercise of stock options and from the Company's Employee Stock Purchase Plan.

In October 1997, the Company obtained a $10 million revolving line of credit facility from a commercial bank. The Company has not made any borrowings under this facility. The line of credit was renewed in May 1998 for one year.

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

Year 2000

The "Year 2000 problem" describes the world-wide concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as the year 1900 and malfunction on January 1, 2000 or thereafter. In this section, Box Hill summarizes the anticipated impact of the Year 2000 on the Company.

About this Statement
--------------------

To the extent that this statement contradicts earlier statements made by Box Hill, this statement supercedes those earlier statements. Further, this statement is subject to change. Readers should also be aware that Box Hill's evaluation of certain aspects of its Year 2000 readiness is based on statements by other parties. Box Hill often cannot verify the veracity of those statements, which may have been made in error.

Box Hill's Products
-------------------

The Company believes the current revision of all products manufactured by Box Hill will function normally after the Year 2000.

Most of Box Hill's products do not keep track of dates as part of their normal operation and therefore are Year 2000 compliant by nature. Products currently manufactured by Box Hill that use dates are Box Hill's RAID Box 5300 Turbo + and RAID Box 5300 Turbo HS systems. While these products keep track of dates for system management purposes, their normal function is not affected by dates. The systems only note the date when it sends a message (usually read by a member of a MIS department) about the system. That message displays the date, for informational purposes only, in a two-digit form. After the year 2000, that two digit number will read 00, 01, and so on. By October 1999, Box Hill expects to have available a new version of Firmware which customers can download themselves, free of charge. Firmware allows the system to display the year in a four-digit format. Customers, and not Box Hill, are responsible for implementation of the new version of Firmware.

Box Hill does not know of any earlier products it has manufactured that will not operate normally after the year 2000. However, the Company has not evaluated all such products.

The Company continues to answer Year 2000 questions about specific products previously manufactured by Box Hill. Box Hill does not warrant or represent that obsolete, unsupported Box Hill products are Year 2000 compliant, and Box Hill will not support such products for Year 2000 purposes.

The rights and remedies of customers as to Year 2000 date data functionality as to any Box Hill products are governed by applicable law and agreements between customers and Box Hill. The statements made herein by Box Hill do not enlarge the rights and remedies of any customers as to Year 2000 date data functionality and Box Hill makes no warranties or representations by virtue of this disclosure or otherwise regarding Year 2000 date data functionality.

Box Hill's Internal Systems
---------------------------

Box Hill has evaluated its information technology infrastructure, made modifications and identified necessary upgrades. Box Hill expects that its infrastructure will be Year 2000 compliant by the third quarter of 1999. Box Hill also has evaluated or received information regarding its non-information technology infrastructure (office building systems, copiers, telephone system, etc.) for Year 2000 readiness and believes those systems are Year 2000 compliant. The machinery used by Box Hill to manufacture its products does not use dates, and is Year 2000 compliant by nature.

Readiness of Third Parties and Third Party Products Resold or Licensed by Box
-----------------------------------------------------------------------------
Hill
----

Box Hill is in the process of evaluating, for Year 2000 compliance, the products manufactured by third parties that Box Hill either resells or licenses or uses to manufacture its own products. However, Box Hill does not and will not take responsibility for Year 2000 compliance of such products, and continues to direct customers to the respective manufacturers of those products for final Year 2000 compliance information and assurances.

Box Hill has not evaluated other third party products which are not resold or licensed by Box Hill but which may, in some way, interface or interconnect with Box Hill products or products manufactured by third parties that Box Hill either resells or licenses. Box Hill does not, and will not, take responsibility for Year 2000 compliance of such products.

Box Hill is in the process of requesting information about the internal Year 2000 readiness of those third parties that supply Box Hill with key products and services. To date, all third parties contacted have stated they believe their products will be compliant. However, Box Hill is incapable of testing or knowing the accuracy of such statements and has not received information from all such third parties.

Costs Associated with Year 2000 Compliance
------------------------------------------

To date, Box Hill has not hired any additional employees or made any significant purchases to carry out its Year 2000 compliance program. At this time, the Company is not aware of any material future expenses that will be required to enable Year 2000 compliance.

Risks Associated with the Year 2000
-----------------------------------

The full impact of the Year 2000 will not be known until January 1, 2000. Again, the Company is not aware, at this time, of any Year 2000 non-compliance that will not be substantially corrected by the Year 2000 and that will materially affect the Company. However, some risks that the Company may encounter include: the failure of its internal information system, limitations in its work environment, a slow down in orders due to customers' business failures, a slow down in customers' ability to make payments, the inability of suppliers to provide necessary materials, the inability to receive heat, electricity, water treatment services or other products or services, and the inability of carriers to ship Box Hill's products to customers. Even if Box Hill and its products are ready for the Year 2000, Box Hill still may be unable to conduct business after January 1, 2000 due to failures beyond it's control; such as failures of transportation, local and nationwide, banking systems, municipal services and other parties.

Contingency Plans
-----------------

Box Hill has certain contingency plans in place to conduct business in the event of Year 2000 malfunctions when Box Hill cannot make any representation or warranty as to at this point. If certain third party suppliers become unable to provide materials or services, Box Hill will utilize substitute providers who have been identified to provide the necessary materials and services. Should Box Hill's internal information systems fail, Box Hill plans to manually perform the paperwork necessary to conduct business.

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

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                    BOX HILL SYSTEMS


Date:     November 13, 1998         By   /s/ Philip Black
                                         -----------------------------
                                         Philip Black
                                         Chief Executive Officer

Pursuant to the requirments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     November 13, 1998         By   /s/ Philip Black
                                         -----------------------------
                                         Philip Black
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date:     November 13, 1998         By   /s/ R. Robert Rebmann, Jr.
                                         -----------------------------
                                         R. Robert Rebmann, Jr.
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)