Form 10-K405
period 1998-12-31
BOX HILL SYSTEMS CORP
filed 1999-03-30
CIK 1042783

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 1-13317

                            ------------------------

                             BOX HILL SYSTEMS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        NEW YORK                     13-3460176
                (STATE OF INCORPORATION)    (IRS EMPLOYER IDENTIFICATION NUMBER)

               161 AVENUE OF THE AMERICAS               10013
                      NEW YORK, NY                    (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 212-989-4455
                       (REGISTRANT'S TELEPHONE NUMBER)


                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                    VOTING SHARES
                                                                     OUTSTANDING       NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                         AT MARCH 8, 1999      ON WHICH REGISTERED
Common stock, $.01 par value                                         14,342,058       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 1999 was $33,167,976.

     Documents incorporated by reference:

     Portions of Box Hill's definitive Proxy Statement dated March 31, 1999 into
Part III of Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies, including Fibre Channel and Storage Area Network (SAN) technologies, and the emergence of new industry standards could render the Company's existing products as well as new products being introduced, obsolete and unmarketable. Such new technologies also make market predictions inaccurate. In recent periods, the Company's revenue and earning results have fallen short of projections, which could occur again in the future. The Company relies on other companies to supply components of its products, and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenues to date has been derived from sales to customers in the financial services industry and the telecommunications industry. Historically, a majority of the Company's net revenues in each year has been derived from a limited number of customers. The Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its geographic reach and becomes less reliant on the financial services and telecommunications industries. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has no patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures, which may prove to be inadequate. In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted; the Company and its principal officers and directors were named defendants in shareholder lawsuits, filed on and after December 4, 1998, which allege various securities act violations and seek monetary damages.

     All forward-looking statements speak only as of the date on which they are made. Box Hill undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

                                     PART I

ITEM 1. BUSINESS:

     Box Hill Systems Corp. ("Box Hill" or the "Company") is an independent provider of high-performance data storage and Storage Area Network ("SAN") solutions. The Company designs, manufactures, markets and supports data storage systems for the Open Systems computing environment. The Company's storage solutions encompass a broad range of scalable products and services targeting high-end customers. With data becoming an increasingly critical business tool, these customers are demanding certain characteristics in their storage systems, particularly high availability, high performance and fault tolerance, as well as the highest level of customer and technical support. The Company has a history of providing high-end storage solutions that meet these requirements by combining extensive design and implementation experience with leading edge technologies. The Company was among the first to develop and successfully commercialize a hot-swappable SCSI Disk Array storage system and a Redundant Array of Inexpensive/Independent Disks ("RAID") storage system for UNIX. In 1997, the Company introduced the Fibre Box(Registered), one of the first Fibre Channel storage systems. In the United States, the Company employs a direct marketing strategy targeted at data-intensive industries, which to date primarily include financial services, telecommunications, health care, government/defense and academia. Abroad, the Company teams up with local resellers to provide storage solutions to customers. Box Hill was incorporated in New York in April 1988 and completed its initial public offering in September 1997. Box Hill is listed on the New York Stock Exchange ("NYSE") under the symbol BXH.

INDUSTRY OVERVIEW

     The demand for Open Systems data storage is fueled by the rapid proliferation of new data-intensive applications, such as: high-definition television and digital broadcasting; the Internet; intranets; data warehousing; data mining; and, the migration of mission-critical applications off mainframe computers. Disk storage systems, tape backup systems and software-based management tools designed to operate on multiple platforms are becoming a strategic part of the computer environment. Computer purchase decisions are becoming "storage centric" and, in many instances, capital expenditures on storage systems are equal to or greater than those made on computer processing hardware.

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

  Current and Emerging Technologies

     The Open Systems market's current storage options include Disk Arrays, RAID storage systems and tape backup systems, each of which are generally attached to hosts by the Small Computer Systems Interface ("SCSI") and, more recently by Ultra SCSI Interface and Fibre Channel. Fibre Channel is an emerging high-speed serial interface that became commercially available in 1997. Fibre Channel enables faster data transfer to Disk Arrays and RAID storage systems. Fibre Channel also enables Storage Area Networks (SAN). A SAN is a Fibre Channel-based network that sits between servers and storage devices. SANs provide considerable networking capabilities, allowing multiple hosts to have high-speed access to multiple storage and backup devices. SAN technology, which is in its infancy, addresses the growing demand for higher availability and increased connectivity in Open Systems storage environments.

THE BOX HILL SOLUTION

     Box Hill develops and markets a comprehensive range of storage systems designed to meet the requirements of the high-end Open Systems market. The Company's family of products and services is intended to provide users with the following benefits:

     High performance, high availability and fault tolerance. Recognizing the increased demand for faster response times, greater capacities, higher availability of data and minimum system downtime, the Company has focused on developing high-end, high-performance storage products using SCSI, Ultra SCSI and Fibre Channel interfaces. The Company was among the first to develop and successfully commercialize a hot swappable SCSI Disk Array and a RAID storage system for the UNIX environment. In 1997, the Company was one of the first to introduce a Fibre Channel storage system.

     This past year, the Company was among the first storage vendors to provide SANs to its customers. SAN technology is in its infancy and has not yet generated significant revenue for Box Hill. Further, the Company cannot predict the timing and magnitude of customer demand for SANs. However, Box Hill believes it is in a strong position to deliver SANs to customers; Box Hill has been developing Fibre Channel technology for over four years and has a history of providing integrated storage solutions. In the United States, Box Hill sells directly to customers with sophisticated storage needs and the sales force and engineers work closely with those customers to design innovative solutions.

     High-performance backup. To satisfy market demand for reliable, high-quality backup products and systems, the Company offers a broad variety of backup products and services, including tape library systems, backup software, training and documentation. The Company also expertly designs and implements the effective integration of backup solutions into a customer's system, whether the system be a departmental server or enterprise-wide network.

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

     Multi-platform support. As an independent provider of storage products, Box Hill is well positioned to provide storage systems specifically designed to be compatible with a variety of UNIX and Windows NT platforms. This cross-platform capability allows end users to standardize on a single storage system that can readily be reconfigured and re-deployed at minimal cost as operating systems or other Open System components change.

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

PRODUCTS AND SYSTEMS

     Box Hill's family of products is a flexible, highly scalable set of hardware and software storage solutions for Open Systems applications. The Company sells storage in two fundamental ways: as solution packages or, for those customers who prefer to buy particular products, as modular building blocks. Either way, Box Hill's storage solutions range from SCSI Disk Array configurations to multi-terabyte Ultra SCSI RAID storage systems to Fibre Channel-based Storage Area Networks. Box Hill's backup solutions incorporate "best of breed" tape library products and backup management software, the vast majority of which are manufactured by other parties.

     DISK STORAGE PRODUCTS. The Company's principal disk storage products include the Mod Box 5000(Trademark), the Jewel Box 8000(Trademark), the RAID Box 5300 Turbo(Trademark), and the Fibre Box(Registered).

     Mod Box 5000(Trademark). The Mod Box 5000(Trademark) is a modular, scalable, hot-swappable, SCSI and Ultra SCSI capable Disk Array system that can be configured with a wide range of storage devices, including the RAID Box 5300 Turbo(Trademark). The Mod Box 5000(Trademark) architecture supports both 3 1/2" and 5 1/4" device form factors, enabling Box Hill to support the highest capacity drives, and is compatible with both UNIX and Windows NT platforms.

     Jewel Box 8000(Trademark). The Jewel Box 8000(Trademark) is another modular, scalable, hot-swappable storage system that can be configured with the RAID Box 5300 Turbo(Trademark) for added reliability and fault-tolerance. Up to eight 4 GB--18 GB, 10,000 rpm, SCSI- and Ultra SCSI-capable disk drives can be accommodated within the system.

     RAID Box 5300 Turbo(Trademark). Box Hill integrates hardware RAID controllers with the Mod Box 5000(Trademark) or the Jewel Box 8000(Trademark) Disk Array to create the RAID Box 5300 Turbo(Trademark) product line. The Company also supplies remote monitoring and configuration software as a key part of the RAID Box 5300 Turbo(Trademark) system. This high-end, high-speed, hot-swappable, SCSI and Ultra SCSI capable RAID storage system supports redundant fail-over controllers and capacities up to 2.7 TB. The Company believes that its RAID Box 5300 Turbo(Trademark) is one of the fastest Ultra SCSI RAID storage systems available for both UNIX and Windows NT platforms.

     Fibre Box(Registered). The Fibre Box(Registered) is based on Fibre Channel technology and enables data transfer rates of up to 200 MB per second, transmission distances of up to 10 kilometers, connectivity of up to 126 host/device connections and capacities up to 2.27 TB. In addition, the Fibre Box(Registered) contains up to eight 18 GB Fibre Channel disk drives in an intelligent enclosure and features hot-swappability, redundancy of key components, and automatic environmental monitoring to enable failure prediction. Included with the Fibre Box(Registered) is the Company's Fibre Box Array Explorer(Trademark) ("FBAE") software program, which supports the management and configuration of the Fibre Box(Registered) on Windows NT and provides users with the benefits of system monitoring and configuration, event reporting and remote disk maintenance and administration. FBAE allows the Fibre Box(Registered) to take full advantage of SANs. Versions of FBAE released during 1998 have included features such as SAN Spanning(Trademark), Global Hot Spares, auto rebuild and background initialization.

     BACKUP PRODUCTS. Box Hill's backup solutions consist of a variety of "best of breed" tape libraries and enterprise-wide backup software from industry leaders (including Storage Technology Company (StorageTek), Veritas Software Corporation and Legato Systems Inc.), proprietary Company software and comprehensive integration and customization services that produce turnkey solutions. The Company believes it has unique abilities to custom design system-wide and enterprise-wide backup systems and effectively integrate "best of breed" hardware and software backup products. The principal tape backup products offered by the Company include the Magna Box, an enterprise-wide automated DLT library with capacities ranging from 800 GB to 41 TB, and the Echo Box, which, together with the Company's proprietary Tape Mirroring Software, allows for the simultaneous real-time creation of two sets of backup tapes, one for fast, local retrieval of data and the other for remote, off-site storage.

CUSTOMERS

     Box Hill markets its products principally to high-end users in the Open Systems market. The Company has installed storage systems principally in data-intensive industries in which customers require high-performance, high-availability, fault-tolerant storage solutions, such as financial services, telecommunications, health care, government/defense and academia. The Company intends to expand its focus to include other data-intensive vertical markets, such as video, multimedia and imaging. The Company enjoys strong relationships with its customers, which are reflected in high levels of repeat business over many years.

     The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenues to date has been derived from sales to customers in the financial services industry and the telecommunications industry. In 1998, direct sales to customers in the financial services and telecommunications industries were approximately 47% and 15%, respectively, of Box Hill's net revenues, and in 1997 were approximately 40% and 14%, respectively, of Box Hill's net revenues.

     Historically, a material percentage of the Company's net revenues in each year have been derived from a limited number of customers. For the year ended December 31, 1998, the Company's top five customers, including distributors, accounted for approximately 36% of the Company's net revenues. For the year ended December 31, 1997, the Company's top five customers, including distributors, accounted for approximately 30% of the Company's net revenues. In 1997, no single customer accounted for 10% or more of the Company's net revenues. In 1998, one customer, Salomon Smith Barney Inc., accounted for approximately 18% of the Company's net revenue. Salomon Smith Barney Inc. performs investment banking services for the Company from time to time and was the lead underwriter of the Company's initial public offering. The Company generally does not enter into long-term contracts with its customers, and customers generally have certain rights to extend or delay the shipment of their orders or cancel orders without penalty.

     A very significant amount of the Company's revenues to date have been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of the Company's revenues are associated with versions of UNIX manufactured by Sun Microsystems, Inc.

SALES AND MARKETING

     In the United States, the Company's marketing strategy emphasizes direct sales to high-end users of its storage and backup products. Prior to 1995, the Company conducted its sales exclusively from its facility in New York City, which office still generates the vast majority of the Company's revenue. In recent years, the Company has engaged in an expansion program to penetrate new markets outside the northeastern region of the United States. In 1996, the Company established a sales location in the greater Washington, D.C. metropolitan area and, in 1997, commenced hiring personnel in other parts of North America. In 1998, the Company hired a new

Executive Vice President of Sales, opened a sales office in Newport Beach, California and added a number of sales people in the Western and Southern Regions of the Country. The Company also hired a Director of Western Region sales to oversee the efforts of the Western Region sales team. The Company plans to continue its expansion efforts in the future. The Company's team of application engineers, generally highly qualified storage experts, complements the sales force by providing pre-sales and pre-deployment consulting, installation services and support.

     The Company's international marketing strategy has been to use distributors located outside of the United States. The Company's foreign activities have principally been conducted through distributors in the United Kingdom, Japan and Hong Kong. Since 1996, the Company has embarked on a program of international expansion. As of December 31, 1998, the Company had reseller agreements with engaging distributors in Korea, Singapore, Italy, Ireland, Spain, Taiwan, Thailand, Australia, Brazil, China, India and Venezuela. The Company provides marketing and technical support services in connection with international sales. Sales to international distributors located outside the United States represented approximately 12%, 17%, and 18% of the Company's net revenues for 1998, 1997, and 1996, respectively.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company's research, engineering and development efforts are focused on developing innovative storage and Storage Area Network (SAN) solutions for the high-end of the Open Systems market. The Company has expertise in UNIX and Windows NT driver and system software design, data storage system design and integration, high-speed interface design for SCSI, Ultra SCSI and Fibre Channel and design, qualification and integration of disk drives, tape drives, robotics and other storage components. For example, the Company was among the first to develop and successfully commercialize a hot-swappable SCSI Disk Array and a RAID storage system for the UNIX environment. More recently, the Company was one of the first to introduce a Fibre Channel storage system that features controllerless RAID and to provide turnkey SAN solutions to the Open Systems market.

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

     The Company is currently focusing development efforts on SANs, which are based on the Fibre Channel protocol. Projects include improvements to the features, functions and performance of the Fibre Box(Registered) and the Fibre Box Array Explorer(Trademark), which form the basis of Box Hill's SANs. The Company is also focusing on new SAN applications.

     The Company's engineering design teams work with marketing managers, application, technical and production engineers and customers to develop products and product enhancements. The Company employs a staff of applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex pre-deployment storage problems. The Company's technical support engineering team and production engineering team also contribute to the quality, manufacturability and usability of products from design to deployment. This value-added capability fosters customer loyalty and allows the Company to identify emerging customer requirements for future data storage products.

     Engineering and product development expense (which does not include compensation for application and technical support engineers--such compensation is recorded as sales and marketing expenses) for fiscal years 1998, 1997 and 1996 was $2.6 million, $2.3 million and $2.1 million, respectively. As of December 31, 1998, the Company had 24 full-time employees engaged in research and development activities and had 15 full-time application and technical support engineers.

CUSTOMER SERVICE AND SUPPORT

     Box Hill recognizes that the provision of comprehensive, proactive and responsive support is an essential element in establishing new customer accounts and securing repeat business from existing customers. Box Hill is committed to providing the highest levels of customer service and support aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration.

     In certain geographical regions, and for an annual or quarterly fee, the Company maintains a staff of on-call technical personnel who are available to visit customer sites within a few hours. In other geographical regions, the Company indirectly provides the same level of support by using third-party service companies. In all cases, Box Hill technical support engineers are available by phone on a seven day, 24 hour basis.

     The Company provides standard warranties with all products sold which are set forth in various documents and agreements. These documents and agreements are delivered to customers with each product. As a general policy, the Company ships replacement hardware components to customers in advance of receiving returns of defective components under a standard warranty, which runs from one to five years. The Company occasionally issues credit in lieu of replacing a piece of equipment. A customer may also contract for an extended warranty or on site maintenance support from the Company on all products.

MANUFACTURING

     Box Hill's manufacturing operations consist of assembling and integrating components and subassemblies into the Company's products. Certain of those subassemblies are manufactured by independent contractors. The units are assembled to order. Prior to shipping, the units are subjected to a systems-level test and to firmware revision controls to ensure performance to specification in the anticipated end-user computing environment. Test results are identified by individual product serial numbers and are logged to aid in technical support. The Company strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, reduce costs and reduce inventory investments.

     The Company relies on other companies to supply certain key components of its products and certain products which it resells that are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases substantially all of its disk drives and all of its Fibre Channel drives from Seagate Technology Inc., all of its DLT tape drives from Quantum Corporation and all of its hardware SCSI RAID controllers from CMD Technology. Approximately 24.9%, 32.7%, and 52.7% of the Company's total raw material purchases were from Seagate and approximately 2.9%, 10.5%, and 16.5% of the Company's total raw material purchases were from Quantum in the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company purchases substantially all of its raw materials pursuant to purchase orders, rather than pursuant to long term purchase agreements. The Company attempts to maintain minimum inventory levels. Seagate has been the only manufacturer and distributor of Fibre Channel drives and Quantum has been the only supplier of DLT tape drives. If the Company faced a shortage of Fibre Channel drives or DLT tape drives, manufacture and shipment of certain of the Company's products could be delayed indefinitely, as long as there continue to be no alternative sources of supply. Even if alternative sources of supply became available, the incorporation of such components from alternative suppliers and the manufacture and shipment of such products could be delayed while modifications to such products and accompanying software were made to accommodate the introduction of alternative suppliers' components. The Company has experienced a shortage of DLT tape drives in the past, and there can be no assurance that the Company will not experience shortages of these or other components in the future. Although hardware SCSI RAID controllers are available from other sources, the Company estimates that replacing CMD's hardware RAID controllers with those of another supplier would involve several months of hardware and software modification.

     The Company resells the products of Storage Technology Corporation (StorageTek), including StorageTek tape libraries, as well as the products of other companies. During 1998, approximately 34% of the Company's total purchases were for StorageTek products, which products were then resold to customers. If Box Hill were to face a shortage of StorageTek products in the future, Box Hill could, after some modification, integrate the products of other manufacturers into its storage solutions. However, due to the market acceptance of StorageTek, the Company believes that a substantial number of customers would not be satisfied with the products of an alternate manufacturer.

COMPETITION

     The market for Open Systems storage is growing and it is intensely competitive. The Company competes primarily with traditional suppliers of computer systems such as Compaq Computer Corporation, Hewlett-Packard, Sun Microsystems, IBM, Hitachi, Data General Corporation, Digital Equipment Corporation, and Dell Computer Corp., which market storage systems as well as other computer products and which seem to have become more focused on storage during 1998. The Company also competes against independent storage system suppliers to the high-end Open Systems market, including, but not limited to, EMC Corporation, Network Appliance, Inc., Ciprico Inc., MTI Technologies, Inc., Artecon Inc., Andataco, Inc., Procom Technology Inc. and Storage Computer Corp. In providing tape backup, the Company competes with suppliers of tape-based storage systems such as Datalink Corporation, MTI Technologies, Inc., Dallas Digital, Cranel, Inc. and numerous resellers.

     Competitive pricing pressures exist in the data storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. There also has been and may continue to be a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings, and saw some of this occur in the fourth quarter of 1998.

     Many of the Company's current and potential competitors are significantly larger than Box Hill and have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     Box Hill's success depends significantly upon its proprietary technology. The Company has no patent protection for its products and has attempted to protect its intellectual property rights through copyrights, trade secrets and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Box Hill(Registered) and Fibre Box(Registered) trademarks and has applied for registered trademark protection for the marks X/ORRAID(Trademark) and SANMAN(Trademark). Box Hill is claiming common law protection for and may seek to register its RAID Box 5300 Turbo(Trademark), Mod Box 5000(Trademark), Fibre Box Array Explorer(Trademark), RAID Turbo HS(Trademark), ONS(Trademark), San Spanning(Trademark), Redundant Path(Trademark) software, Jewel Box 8000(Trademark), Shadow Box(Trademark), Echo Box(Trademark), Borg Box(Trademark), Bread Box(Trademark), Magna Box(Trademark) and Light Box(Trademark) trademarks and other trademarks and logos as it deems appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers.

     The Company licenses certain Fibre Channel driver software under royalty-free licenses for use in connection with host bus adapters purchased by the Company from the licensors. The licenses are irrevocable, non-transferable and non-exclusive, and continue as long as the Company continues to use the licensors' drivers or unless the Company terminates it or either party materially breaches its obligations.

EMPLOYEES

     As of December 31, 1998, Box Hill had a total of 162 employees, (substantially all of whom are full-time), of whom 24 were engaged in engineering, research and development; 24 in applications and technical support engineering and customer support; 49 in marketing, sales; 37 in manufacturing; 25 in general management and administration; and three shareholder officers.

     The Company has experienced no work stoppages and believes that its employee relations are good. The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary and benefits, and will make stock option grants to attract and retain qualified employees. Most members of the sales force are compensated in a manner that includes a commission-based component.

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

fault tolerance............  The capability of a system to withstand a degree of failure and continue to perform its functions.

Fibre Channel..............  The name given to a new interface standard developed by ANSI.

GB.........................  Gigabyte. 1,024 megabytes.

High availability..........  The capability of a system to perform its functions with minimal downtime.

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

RAID.......................  Redundant Array of Inexpensive/Independent Disks. A Disk Array storage system with fault tolerant capabilities.

SAN........................  A network, that sits between computers and their storage devices that is, generally, based on the Fibre Channel protocol. A SAN provides considerable networking capability, allowing multiple hosts to have high-speed access to multiple storage and backup devices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT (AT DECEMBER 31, 1998):

                                                                               OFFICER
NAME                          AGE    POSITION                                   SINCE
---------------------------   ---    ------------------------------------   -------------
Philip Black                  43     Chief Executive Officer and Director        May 1995

Benjamin Monderer             40     Chairman of the Board, President and      April 1988
                                       Chief Technical Officer

Carol Turchin                        Executive Vice President and
                              37       Director                                April 1988

Mark A. Mays                         Vice President, Secretary and
                              35       Director                                April 1988

Adam T. Temple                41     Vice President of Operations            January 1996

Kenneth Pitz                  46     Vice President of Materials             January 1996
                                       Management

R. Robert Rebmann, Jr.               Chief Financial Officer and
                              33       Treasurer                             January 1997

Elizabeth Strong              47     Executive Vice President of Sales         April 1998

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

     Carol Turchin, a co-founder of the Company, has been an executive officer and a Director of the Company since its incorporation in 1988 and, in July 1997, became Executive Vice President of the Company. She is Vice President of Strategic Planning, and in the past has served as the Company's Vice President of Sales and Vice President of Marketing. Ms. Turchin holds a Bachelor of Arts degree from Vassar College. Ms. Turchin is married to Benjamin Monderer.

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

     Adam T. Temple is Vice President of Operations. Mr. Temple joined the Company in 1991, became Head of Operations in 1992 and Vice President of Operations in 1996. Prior to joining the Company, Mr. Temple served as Advisory Engineer for IBM at the T.J. Watson Research Center from 1990 to 1991, as a member of the Research Staff at Columbia University's Center for Telecommunications Research from 1985 to 1990, and as an engineer at Raytheon Company's Submarine Signal Division from 1979 to 1985. Mr. Temple holds a Bachelor of Science degree in Engineering and Applied Science from Yale University and a Master of Science in Electrical Engineering from Columbia University.

     Kenneth Pitz has served as Vice President of Materials Management of the Company since 1996. Mr. Pitz has served in various management capacities since he joined the Company in 1992. Prior to joining the Company, Mr. Pitz served in various capacities of increasing responsibility at Lex Electronics (formerly Schweber

Electronics, which was purchased in 1991 by Arrow Electronics, Inc.) from 1976 to 1992, including Product Line Manager, Operations Manager of a sales office, Director of a division and, ultimately, Director of Customer Services for the company.

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

     Elizabeth Strong has been the Executive Vice President of Sales since joining the Company in April 1998. From 1979 to 1998, Ms. Strong held a succession of global sales and marketing management positions at Digital Equipment Corporation, the most recent being the Vice President and General Manager of the Citicorp Account. Ms. Strong holds a Bachelor of Science degree in Mathematics from the University of Massachusetts, and has completed course work for a Master of Science degree in Computer Science at Worcester Polytechnic Institute.

ITEM 2. PROPERTIES:

     Box Hill's executive offices, principal sales office, marketing operations, administrative staff, manufacturing operations and research and development operations are all located in New York City at a 52,000 square-foot leased facility. In 1998, approximately 8,500 square feet of space was added to the New York City facility. This New York facility is occupied under a long-term lease, as amended, expiring in 2007. In addition, the Company leases an office in Vienna, Virginia, under a lease that expires in May 1999, to facilitate sales efforts in the greater Washington, D.C. metropolitan area. In 1998, the Company began leasing an office in Newport Beach, California, and an office in Hazlet, New Jersey under leases that expire in May 1999. The aggregate rent for the year ended December 31, 1998 for the four facilities was approximately $685,000. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS:

     Four putative shareholder class action lawsuits were filed, and have since been consolidated into a single action, against Box Hill Systems Corp., Philip Black, Carol Turchin, Benjamin Monderer, Mark Mays, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering") in the United States District Court for the Southern District of New York. The putative class actions were filed on behalf of purchasers of the stock of the Company during the period September 16, 1997 and April 14, 1998. Plaintiffs allege that, in violation of federal securities laws, defendants made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering.

     The Company expects to file a motion to dismiss the consolidated complaint, which complaint was filed on March 19, 1999. The Company believes that it has meritorious defenses to plaintiffs' claims and intends to vigorously defend against those claims. However, the Company expects to incur significant legal expense in 1999 defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's 1999 results.

     In addition to the complaints discussed above, the Company is subject to various other legal proceedings and claims against the Company, asserted or unasserted, which arise in the ordinary course of business. While the outcome of the claims against the Company cannot be predicted with certainly, management believes that such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

     Box Hill common stock has been listed on the New York Stock Exchange since September 16, 1997. During the Third Quarter ending September 30, 1997, the high and low selling prices of Box Hill Common Stock on the New York Stock Exchange were $21 1/8 and $16, respectively. During the Fourth Quarter ending December 31, 1997, the high and low selling prices were $20 and $9, respectively.

     During the First Quarter, ending March 31, 1998, the high selling price of Box Hill Common Stock on the New York Stock Exchange was $13 3/4, and the low was 9 5/8. During the Second Quarter, ending June 30, 1998, the high selling price was 13 11/16 and the low was 6 3/4. During the Third Quarter, ending September 30, 1998, the high selling price was 9 1/16 and the low was 6 1/4. During the Fourth Quarter, ending December 31, 1998, the high selling price was 8 1/4 and the low was 4 15/16. As of March 8, 1999, there were 99 common stockholders of record.

     Dividends have not been paid on the Company's common stock and the Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA:

     The selected consolidated financial data set forth below should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's audited financial statements, the notes thereto, and the other financial and statistical information included herein. The pro forma financial data for the year ended December 31, 1997 gives effect to (i) the Company's conversion to a C Corporation and (ii) new employment agreements with the Company's shareholder officers. The pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable.

                                                                           YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1998      1997(1)     1996       1995       1994
                                                              -------    -------    -------    -------    -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues.............................................   $72,476    $70,344    $50,027    $40,225    $55,232
  Cost of goods sold.......................................    47,403     45,528     33,028     24,067     33,568
                                                              -------    -------    -------    -------    -------
  Gross profit.............................................    25,073     24,816     16,999     16,158     21,664
                                                              -------    -------    -------    -------    -------
  Operating expenses:
     Shareholder officers' compensation....................     1,275      7,538      6,347      9,067     15,174
     Engineering and product development...................     2,617      2,324      2,071      1,634      1,420
     Sales and marketing...................................     8,731      6,699      5,325      3,150      2,405
     General and administrative............................     4,634      3,465      2,348      1,931      1,351
                                                              -------    -------    -------    -------    -------
          Total operating expenses.........................    17,257     20,026     16,091     15,782     20,350
                                                              -------    -------    -------    -------    -------
     Operating income......................................     7,816      4,790        908        376      1,314
     Interest expense (income), net........................    (1,924)      (681)      (144)        33         62
                                                              -------    -------    -------    -------    -------
     Income before income taxes............................     9,740      5,471      1,052        343      1,252
     Income taxes..........................................     3,806        413        226        311        426
                                                              -------    -------    -------    -------    -------
Net income.................................................   $ 5,934    $ 5,058    $   826    $    32    $   826
                                                              -------    -------    -------    -------    -------
                                                              -------    -------    -------    -------    -------
Basic net income per share.................................   $   .42    $   .45    $   .08    $    --    $   .08
                                                              -------    -------    -------    -------    -------
                                                              -------    -------    -------    -------    -------
Diluted net income per share...............................   $   .39    $   .42    $   .08    $    --    $   .08
                                                              -------    -------    -------    -------    -------
                                                              -------    -------    -------    -------    -------
Pro forma income before income taxes (2)...................              $11,734
Pro forma income taxes (3).................................                4,518
                                                                         -------
Pro forma net income.......................................              $ 7,216
                                                                         -------
                                                                         -------
Pro forma basic net income per share (4)...................              $   .62
                                                                         -------
                                                                         -------
Pro forma diluted net income per share (4).................              $   .57
                                                                         -------
                                                                         -------

                                                                              AS OF DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                              -------    -------    -------    -------    -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Cash and cash equivalents and
     short-term investments................................   $57,714    $50,202    $   994    $ 3,478    $ 2,037
Working capital............................................    63,915     57,440      8,069      7,269     10,645
Total assets...............................................    83,869     73,817     17,416     13,945     15,927
Shareholders' equity.......................................    65,150     58,548      8,769      7,943      7,911

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

(3) Pro forma income taxes have been computed as if the Company were subject to federal and state income taxes for all periods presented, based on the tax laws in effect during those periods. See Note 6 of Notes to the Company's Financial Statements.

(4) See Note 2 of Notes to the Company's Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

  Overview

     Box Hill designs, manufactures, markets and supports high performance data storage systems for the Open Systems computing environment and operates in one business segment. In the United States the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, health care, government/defense and academia. The Company's international strategy is to use distributors located outside of the United States. Since its inception, Box Hill has focused exclusively on providing storage solutions for high-end customers, primarily in the UNIX environment. The Company initially focused on the financial services industry in response to that industry's need for high-availability, high-performance, fault-tolerant storage systems and high levels of customer and technical support. Box Hill leverages its position as a company focused exclusively on storage solutions to bring new products to market faster than its competitors. Box Hill has produced significant profits since inception and has financed its growth primarily with cash generated from operations.

     Box Hill's manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company's products, with certain of those subassemblies manufactured by independent contractors. Generally the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have covered the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

     The Company completed an initial public offering of its common stock on September 16, 1997. The offering consisted of the sale of 5,500,000 shares of common stock at $15.00 per share, of which 3,300,000 were issued and sold by the Company and 2,200,000 shares were sold by individuals who were the founders and sole shareholders of the Company prior to the initial public offering. Additionally, 825,000 shares of common stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting estimated underwriting discounts and offering expenses, were approximately $56.6 million.

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

     In September 1997, the Company made $10.5 million of distributions to the S Corporation shareholders, representing the estimated taxed but undistributed S Corporation earnings as of June 30, 1997. In December 1997, the Company made distributions of $1.2 million to its S Corporation shareholders, representing the estimated taxed, but undistributed S Corporation earnings of the Company as of December 31, 1997. At December 31, 1997, the Company has recorded a distribution payable to its S Corporation shareholders of $227,000, representing the estimated final distribution for taxed, but undistributed, S Corporation earnings.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's income statements as a percentage of net revenues for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                               1998     1997     1996
                                                                               -----    -----    -----
Net revenues................................................................   100.0%   100.0%   100.0%
Cost of goods sold..........................................................    65.4     64.7     66.0
                                                                               -----    -----    -----
Gross profit................................................................    34.6     35.3     34.0
                                                                               -----    -----    -----
Operating expenses:
  Shareholder officers' compensation........................................     1.8     10.7     12.7
  Engineering and product development.......................................     3.6      3.3      4.1
  Sales and marketing.......................................................    12.0      9.5     10.6
  General and administrative................................................     6.4      5.0      4.8
                                                                               -----    -----    -----
     Total operating expenses...............................................    23.8     28.5     32.2
                                                                               -----    -----    -----
Operating income............................................................    10.8%     6.8%     1.8%
                                                                               -----    -----    -----
                                                                               -----    -----    -----

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net revenues--Net revenues increased 3.1% to $72.5 million for the year ended December 31, 1998, compared to $70.3 million for the year ended December 31, 1997. The revenue growth resulted from an increase in volume, which was partially offset by price reductions. Increases in sales of back-up products, Fibre Channel and RAID were offset by a decrease in net revenues from sales of legacy (SCSI-JBOD) storage products. Net revenues from sales of back-up products increased $3.5 million, or 21.3%, to $19.9 million for the year ended December 31, 1998, compared to $16.4 million for the year ended December 31, 1997. The increase in net revenues from sales of back-up products is the result of the additional focus on backing-up mission critical data by the Company's traditional customer base, and the successful sales efforts in obtaining new customers requiring the Company's knowledge and experience in back-up integration. Net revenues from sales of Fibre Channel products increased $2.2 million, or 244%, to $3.1 million for the year ended December 31, 1998, compared to $.9 million for the year ended December 31, 1997. The increase is due to growing market acceptance of the new technology. Net revenues from sales of RAID products increased $1.6 million, or 9.7%, to $18.1 million for the year ended December 31, 1998, compared to $16.5 million for the year ended December 31, 1997. The increase is the result of the successful expansion of the Company's direct sales force and the growth of the storage market. Net revenues from sales of legacy storage products and services decreased $5.1 million, or 14.0% to $31.4 million for the year ended December 31, 1998 compared to $36.5 million for the year ended December 31, 1997 primarily as a result of price reductions for SCSI-JBOD disk storage systems.

     Gross profit--Gross profit increased 1.2% to $25.1 million from $24.8 million for the comparable period of 1997. As a percentage of net revenues, gross profit decreased slightly from 35.3% to 34.6%, principally as a result of a different product mix.

     Shareholder officers' compensation--Shareholder officers' compensation consists of salaries and bonuses paid to the Company's three shareholder officers. Shareholders officers' compensation decreased 82.7% to $1.3 million for the year ended December 31, 1998, compared to $7.5 million for the year ended December 31, 1997. The decrease in shareholder officers' compensation is attributable to new employment agreements entered into with the shareholder officers in connection with the Company's initial public offering. See Notes 2 and 10 of Notes to the Company's Financial Statements.

     Engineering and product development--Engineering and product development expenses consist primarily of employee compensation, engineering equipment and supply expenses and fees paid for third-party design services. To date, no engineering and development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant. Engineering and product development increased 13.0% to $2.6 million for the year ended December 31, 1998 from $2.3 million for the comparable period of 1997. As a percentage of net revenues, engineering and product development increased to 3.6% in 1998 from 3.3% in 1997. The increase is due to an increase in the number of employees engaged in research and development activities.

     Sales and marketing--Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 29.9% to $8.7 million for the year ended December 31, 1998 from $6.7 million for the year ended December 31, 1997. As a percentage of net revenues, sales and marketing expenses increased to 12.0% in 1998 from 9.5% in 1997. The increase was primarily due to an increase in the direct sales force and field service staff and increased commissions based on the increase in sales.

     General and administrative--General and administrative expenses consist primarily of compensation to employees performing the Company's administrative functions and expenditures for the Company's administrative facilities. General and administrative expenses increased 31.4% to $4.6 million for the year ended December 31, 1998 from $3.5 million for the year ended December 31, 1997. As a percentage of net revenues, general and administrative expenses increased to 6.4% in 1998 from 5.0% in 1997. The increase is primarily due to the costs associated with being a public company, increased receivable allowances and additional rent expense resulting from an expanded facility.

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

     Shareholder officers' compensation--Shareholders officers' compensation increased 19.0% to $7.5 million for the year ended December 31, 1997 as compared to $6.3 million for the year ended December 31, 1996. The increase in shareholder officers' compensation is attributable to higher bonuses for the period from January 1, 1997 to September 16, 1997. In connection with the Offering, the Company entered into new employment agreements with the shareholder officers. See Notes 2 and 10 of Notes to the Company's Financial Statements.

     Engineering and product development--Engineering and product development increased to $2.3 million for the year ended December 31, 1997 from $2.1 million for the comparable period of 1996. As a percentage of net revenues, engineering and product development decreased to 3.3% in 1997 from 4.1% in 1996.

     Sales and marketing--Sales and marketing expenses increased 24.6% to $6.7 million for the year ended December 31, 1997 from $5.3 million for the year ended December 31, 1996. The increase was primarily due to an increase in the direct sales forces and field service staff and increased commissions based on the increase in sales. As a percentage of net revenues, sales and marketing expenses decreased to 9.5% in 1997 from 10.6% in 1996.

     General and administrative--General and administrative expenses increased 52.2% to $3.5 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996. The increase was due to an increase in support staff to support the Company's growth. As a percentage of net revenues, general and administrative expenses increased slightly to 5.0% in 1997 from 4.8% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1998, net cash provided by operating activities was $8.0 million compared to $4.9 million for the same period in 1997. The increase in 1998 was primarily due to an increase in net income and accrued expenses and a decrease in accounts receivables. For the year ended December 31, 1997, cash provided by operating activities was $4.9 million compared to cash used in operating activities of $2.2 million for the same period in 1996. The increase was primarily due to an increase in net income, accounts payable and income taxes payable, partially offset by an increase in accounts receivable.

     Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures were $521,000, $623,000 and $284,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, sales of short-term investments provided cash of $5.8 million in 1998, compared to cash used to purchase $9.3 million of short-term investments in 1997.

     Cash provided by financing activities of $3,000 for the year ended December 31, 1998 consists of proceeds from the exercise of stock options and from the Company's Employee Stock Purchase Plan; offset by $227,000 of distributions to the S-Corporation shareholders, representing the final distribution for taxed, but previously undistributed, S-Corporation earnings. Cash provided by financing activities of $44.9 million for the year ended December 31, 1997, consists primarily of proceeds from the initial public offering of $56.6 million, offset partially by $11.7 million of distributions to the S Corporation shareholders, representing the estimated taxed, but undistributed S Corporation earnings of the Company.

     As of December 31, 1998, working capital was $63.9 million compared to $57.4 million at December 31, 1997. Cash and cash equivalents and short-term investments totaled $57.7 million at December 31, 1998 compared to $50.2 million at December 31, 1997. In October 1997, the Company obtained a
$10 million revolving line of credit from a commercial bank. The Company did not have any borrowings under this facility in 1998 or 1997. The line of credit expires in May 1999. Borrowings under this facility will be collateralized by a pledge of substantially all of the Company's assets and borrowings greater than $5 million will also require to be secured by short-term investments. Additionally, the Company is required to comply with certain financial covenants, as defined.

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

     Most of Box Hill's products do not keep track of dates as part of their normal operation and therefore are Year 2000 compliant by nature. Products currently manufactured by Box Hill that use dates are Box Hill's RAID Box 5300 Turbo and RAID Box 5300 Turbo HS systems. While these products keep track of dates for system management purposes, their normal function is not affected by dates. The system only notes the date when it sends a message (usually read by a member of a MIS department) about the system. That message displays the date, for informational purposes only, in a two-digit form. After the year 2000, that two digit number will read 00, 01, and so on. Box Hill offers a new version of Firmware that customers can download themselves, free of charge, which allows the system to display the year in a four-digit format. Customers, and not Box Hill, are responsible for implementation of the new version of Firmware.

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

  Readiness of Third Parties and Third Party Products Resold or Licensed by Box Hill

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

     Box Hill is in the process of requesting information about the internal Year 2000 readiness of third parties that supply Box Hill with key products and services. To date, all third parties contacted have stated they believe they will be compliant. However, Box Hill is incapable of testing or knowing the accuracy of such statements and has not received information from all such third parties.

  Costs Associated with Year 2000 Compliance

     To date, Box Hill has not hired any additional employees or made any significant purchases to carry out its Year 2000 compliance program. At this time, the Company is not aware of any material future expenses that will be required to enable Year 2000 compliance.

  Risks Associated with the Year 2000

     The full impact of the Year 2000 will not be known until January 1, 2000. Again, the Company is not aware, at this time, of any Year 2000 non-compliance that will not be substantially corrected by the Year 2000 and that will materially affect the Company. However, some risks that the Company may encounter include: the failure of its internal information system, limitations in its work environment, a slow down in orders due to customers' business failures, a slow down in customers' ability to make payments, the inability of suppliers to provide necessary materials, the inability to receive heat, electricity, water treatment services or other products or services, and the inability of carriers to ship Box Hill's products to customers. Even if Box Hill and its products are ready for the Year 2000, Box Hill still may be unable to conduct business after January 1, 2000 due to failures beyond its control, such as failures of transportation, local and nationwide, banking systems, municipal services and other parties.

  Contingency Plans

     Box Hill has certain contingency plans in place to conduct business in the event of Year 2000 malfunctions. If certain third party suppliers become unable to provide materials or services, Box Hill will utilize substitute providers who have been identified to provide the necessary materials and services. Should Box Hill's internal information systems fail, Box Hill plans to manually perform the paperwork necessary to conduct business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

     The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. All investment securities are expected to mature in 1999:

Cash equivalents...............................................   $48,833
  Average interest rate........................................       3.5%
Short-term investments.........................................     3,500
  Average interest rate........................................       4.3%
Total portfolio................................................    52,333
  Average interest rate........................................       3.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Public Accountants...................................................................     20

Consolidated Balance Sheets................................................................................     21

Consolidated Statements of Income..........................................................................     22

Consolidated Statements of Shareholders' Equity............................................................     23

Consolidated Statements of Cash Flows......................................................................     24

Notes to Consolidated Financial Statements.................................................................     25

Consolidated Financial Statement Schedule:

  II. Valuation and Qualifying Accounts....................................................................     35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Box Hill Systems Corp.:

We have audited the accompanying consolidated balance sheets of Box Hill Systems Corp. (a New York Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Box Hill Systems Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
January 29, 1999

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1998       1997
                                                                                               -------    -------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $54,214    $40,897
  Short-term investments....................................................................     3,500      9,305
  Accounts receivable, net of allowance of $640 and $267....................................    13,601     13,866
  Inventories...............................................................................     8,091      7,351
  Prepaid expenses and other................................................................     1,220        344
  Prepaid income taxes......................................................................       737         --
  Deferred income taxes.....................................................................       984        721
                                                                                               -------    -------
     Total current assets...................................................................    82,347     72,484
Property and equipment, net.................................................................     1,331      1,199
Deferred income taxes.......................................................................       191        134
                                                                                               -------    -------
                                                                                               $83,869    $73,817
                                                                                               -------    -------
                                                                                               -------    -------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................   $ 9,796    $ 8,088
  Accrued expenses..........................................................................     4,008      2,000
  Customer deposits.........................................................................     2,173      2,143
  Deferred revenue..........................................................................     2,455      1,829
  Income taxes payable......................................................................        --        757
  Distribution payable......................................................................        --        227
                                                                                               -------    -------
     Total current liabilities..............................................................    18,432     15,044
                                                                                               -------    -------
Deferred rent...............................................................................       287        225
                                                                                               -------    -------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued.................        --         --
  Common stock, $.01 par value, 40,000,000 shares authorized, 14,327,081 and 14,138,871
     shares issued and outstanding..........................................................       143        141
  Additional paid-in capital................................................................    57,157     56,491
  Retained earnings.........................................................................     7,850      1,916
                                                                                               -------    -------
     Total shareholders' equity.............................................................    65,150     58,548
                                                                                               -------    -------
                                                                                               $83,869    $73,817
                                                                                               -------    -------
                                                                                               -------    -------

        The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1998       1997       1996
                                                                                    -------    -------    -------
Net revenues.....................................................................   $72,476    $70,344    $50,027
Cost of goods sold...............................................................    47,403     45,528     33,028
                                                                                    -------    -------    -------
     Gross profit................................................................    25,073     24,816     16,999
                                                                                    -------    -------    -------
Operating expenses:
  Shareholder officers' compensation.............................................     1,275      7,538      6,347
  Engineering and product development............................................     2,617      2,324      2,071
  Sales and marketing............................................................     8,731      6,699      5,325
  General and administrative.....................................................     4,634      3,465      2,348
                                                                                    -------    -------    -------
                                                                                     17,257     20,026     16,091
                                                                                    -------    -------    -------
     Operating income............................................................     7,816      4,790        908
Interest income..................................................................     1,924        681        144
                                                                                    -------    -------    -------
     Income before income taxes..................................................     9,740      5,471      1,052
Income taxes.....................................................................     3,806        413        226
                                                                                    -------    -------    -------
Net income.......................................................................   $ 5,934    $ 5,058    $   826
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Basic net income per share.......................................................   $   .42    $   .45    $   .08
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Diluted net income per share.....................................................   $   .39    $   .42    $   .08
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Pro forma data (unaudited) (Note 2):
  Pro forma income before income taxes...........................................              $11,734
  Pro forma income taxes.........................................................                4,518
                                                                                               -------
                                                                                               -------
  Pro forma net income...........................................................              $ 7,216
                                                                                               -------
                                                                                               -------
  Pro forma basic net income per share...........................................              $   .62
                                                                                               -------
                                                                                               -------
  Pro forma diluted net income per share.........................................              $   .57
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

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                           COMMON STOCK        ADDITIONAL                   TOTAL
                                                       --------------------     PAID-IN      RETAINED    SHAREHOLDERS'
                                                         SHARES      AMOUNT     CAPITAL      EARNINGS      EQUITY
                                                       ----------    ------    ----------    --------    --------------
Balance, December 31, 1995..........................    9,900,000     $ 99            --     $  7,844       $  7,943
  Net income........................................           --       --            --          826            826
                                                       ----------     ----      --------     --------       --------
Balance, December 31, 1996..........................    9,900,000       99            --        8,670          8,769
  Sale of Common Stock, net of offering costs.......    4,125,000       41        56,514           --         56,555
  Distributions to S Corporation shareholders.......           --       --            --      (11,927)       (11,927)
  Termination of S Corporation status...............           --       --          (115)         115             --
  Exercise of stock options.........................      113,871        1            92           --             93
  Net income........................................           --       --            --        5,058          5,058
                                                       ----------     ----      --------     --------       --------
Balance, December 31, 1997..........................   14,138,871      141        56,491        1,916         58,548
  Exercise of stock options.........................      170,870        2           120           --            122
  Sale of common stock under Employee Stock Purchase
     Plan...........................................       12,381       --           108           --            108
  Acquisition of Box Hill Europe....................        4,959       --            52           --             52
  Issuance of common stock warrants.................           --       --           213           --            213
  Tax benefit of option exercises...................           --       --           173           --            173
  Net income........................................           --       --            --        5,934          5,934
                                                       ----------     ----      --------     --------       --------
Balance, December 31, 1998..........................   14,327,081     $143      $ 57,157     $  7,850       $ 65,150
                                                       ----------     ----      --------     --------       --------
                                                       ----------     ----      --------     --------       --------

        The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998        1997       1996
                                                                                   --------    --------    -------
Operating Activities:
  Net income....................................................................   $  5,934    $  5,058    $   826
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization............................................        389         279        257
       Deferred income taxes....................................................       (320)       (855)        --
       Non-cash compensation expense............................................        213
       Other....................................................................         63          70         45
       Changes in operating assets and liabilities:
          Accounts receivable...................................................        265      (4,628)    (3,989)
          Inventories...........................................................       (740)     (1,237)    (1,890)
          Prepaid expenses and other............................................       (876)       (129)       (94)
          Prepaid income taxes..................................................       (565)         --         --
          Accounts payable......................................................      1,760       2,936      1,090
          Accrued expenses......................................................      2,008         889        545
          Customer deposits.....................................................         30         797        551
          Deferred revenue......................................................        626         946        459
          Income taxes payable..................................................       (757)        757         --
                                                                                   --------    --------    -------
            Net cash provided by (used in) operating activities.................      8,030       4,883     (2,200)
                                                                                   --------    --------    -------
Investing Activities:
  Purchases of property and equipment...........................................       (521)       (623)      (284)
  Sales (purchases) of short-term investments...................................      5,805      (9,305)        --
                                                                                   --------    --------    -------
            Net cash provided by (used in) investing activities.................      5,284      (9,928)      (284)
                                                                                   --------    --------    -------
Financing Activities:
  Distributions to S Corporation shareholders...................................       (227)    (11,700)        --
  Net proceeds from initial public offering.....................................         --      56,555         --
  Proceeds from exercise of stock options.......................................        122          93         --
  Proceeds from sale of stock to employees......................................        108          --         --
                                                                                   --------    --------    -------
            Net cash provided by financing activities...........................          3      44,948         --
                                                                                   --------    --------    -------
            Net increase (decrease) in cash and cash equivalents................     13,317      39,903     (2,484)
Cash and cash equivalents, beginning of year....................................     40,897         994      3,478
                                                                                   --------    --------    -------
Cash and cash equivalents, end of year..........................................   $ 54,214    $ 40,897    $   994
                                                                                   --------    --------    -------
                                                                                   --------    --------    -------

        The accompanying notes are an integral part of these statements.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Background

     Box Hill Systems Corp. (the "Company"), designs, manufactures, markets and supports high performance data storage systems for the open systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, healthcare, government/defense and academia. The Company's international strategy has been to use distributors located outside of the United States. The Company's manufacturing operations consist primarily of assembly and integration of components and subassemblies into the Company's products. The Company's manufacturing, principal research and development and principal sales and marketing operations are conducted from a single, leased facility in New York City.

  Initial Public Offering

     The Company completed an initial public offering (the "Offering") of its Common Stock effective September 16, 1997. The offering consisted of the sale of
5.5 million shares of Common Stock at an initial public offering price of $15.00, of which 3.3 million shares were issued and sold by the Company and
2.2 million shares were sold by individuals who were the only shareholders of the Company prior to the Offering. Additionally, 825,000 shares of Common Stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting estimated underwriting discounts and offering expenses, were approximately $56.6 million.

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

  Revenue Recognition and Product Warranty

     The Company recognizes revenue on product sales when products are shipped. Revenues from maintenance contracts are deferred and recognized on a straight-line basis over the contract term, generally twelve months. The cost of purchase maintenance contracts is deferred and recognized as expense over the contract term, consistent with the associated revenue. At December 31, 1998, the balance of deferred costs of purchase maintenance contracts was $711 and is included in prepaid expenses and other assets.

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

  Short-term Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments have been categorized as available for sale and, as a result, are stated at fair value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized. At December 31, 1998 and 1997, unrealized holding gains and losses were not material. Short-term investments are generally comprised of variable rate securities that provide for early redemption within twelve months.

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

  Advertising Costs

     The Company expenses advertising costs as incurred. For the years ended December 31, 1998, 1997 and 1996, advertising expense was $499, $444, and $520, respectively.

  Product Development

     Research and development costs are expensed as incurred. In conjunction with the development of its products, the Company incurs certain software development costs. No costs have been capitalized pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

  Income Taxes

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates.

     The Company was subject to taxation under Subchapter "S" of the Internal Revenue Code and the New York State Tax Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, prior to the offering, no provision was made for federal or state income taxes and the Company's shareholders' were taxed directly on their proportionate share of the Company's taxable income. In connection with the offering, the Company terminated its S Corporation status and is subject to federal and state income taxes for the C Corporation's pro rata share of the Company's 1997 taxable income. Upon terminating its

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

S Corporation status, the Company recorded a $855 tax benefit for the recognition of a net deferred tax asset (see Note 6).

  Net Income Per Share

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement requires that the Company report basic and diluted earnings per share for all periods reported. Basic and diluted earnings per share are calculated by dividing net income by the weighted average and diluted weighted average number of shares outstanding, respectively.

     The table below sets forth the reconciliation of the numerators and denominators of the earnings per share calculation:

                                                                             YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           1998       1997       1996
                                                                          -------    -------    -------
Net income.............................................................   $ 5,934    $ 5,058    $   826
                                                                          -------    -------    -------
                                                                          -------    -------    -------
Shares used in computing basic net income per share....................    14,283     11,120      9,900
Dilutive effect of options.............................................       770      1,047        791
                                                                          -------    -------    -------
Shares used in computing diluted net income per share..................    15,053     12,167     10,691
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     For the year ended December 31, 1998, options to purchase 547,531 shares of common stock with exercise prices ranging from $6.60 to $15.00 per share were outstanding, but were not included in the computation of diluted net income per share for the entire year because the exercise price of the options was greater than the average market price of the common shares. These options expire at various times through November 2008.

  Supplemental Cash Flow Disclosures

     Cash paid for income taxes for the years ended December 31, 1998, 1997, and 1996 was $5,459, $448 and $256, respectively.

  Recent Accounting Pronouncement

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that the Company operates in a single line of business and, therefore, no additional disclosure is required.

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

  Pro Forma Net Income Per Share

     Pro forma basic and diluted net income per share were computed by dividing pro forma net income by the weighted average number of basic and diluted shares outstanding, respectively. Shares used in computing pro forma basic net income per share consist of the weighted average shares outstanding. Shares used in computing pro forma diluted net income per share consist of the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, using the treasury stock method. Shares used in computing pro forma basic and diluted net income per share also include the weighted average number of shares that were required to be sold, at the net public offering price, to fund the $10,500 of estimated S Corporation distributions in September 1997.

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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other securities to support customer receivables. The majority of the Company's net revenues are derived from sales to customers in the financial services and telecommunications industries and a significant amount of the Company's net revenues are derived from sales to customers located in the New York City area. For the year ended December 31, 1998 direct sales to customers in the financial services and telecommunications industries were approximately 47% and 15%, respectively, of the Company's net revenues and for the year ended December 31, 1997 were approximately 40% and 14%, respectively, of the Company's net revenues. For the year ended December 31, 1998, one customer accounted for 17.9% of the Company's net revenues. For the years ended December 31, 1997 and 1996, no single customer accounted for greater than 10% of the Company's net revenues.

  Export Sales

     The following table summarizes export sales by graphical region:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       ------------------------
                                                                       1998      1997      1996
                                                                       ----      ----      ----
Asia..............................................................      4.2%      5.8%      9.1%
Europe............................................................      6.3%     10.2%      8.3%
Other.............................................................      1.6%      1.2%      0.6%
                                                                       ----      ----      ----
                                                                       12.1%     17.2%     18.0%
                                                                       ----      ----      ----
                                                                       ----      ----      ----

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

3. RISKS AND UNCERTAINTIES--(CONTINUED)

Dependence on Suppliers

     The Company purchases substantially all of its disk drives, a critical component of its storage products, from one supplier. Approximately 24.9%, 32.7%, and 52.7% of the Company's total component purchases were made from this supplier for the years ended December 31, 1998, 1997 and 1996, respectively. The Company resells the products of various third parties including one supplier of tape libraries and other products. During 1998 and 1997, approximately 34% and 10%, respectively, of total purchases were from this supplier. Additionally, the Company purchases all of its DLT tape drives from another supplier, which is the only source for such tape drives. Approximately 2.9%, 10.5% and 16.5% of the Company's total component purchases were from this supplier for the years ended December 31, 1998, 1997 and 1996. There are a limited number of suppliers for certain of the Company's other components and management believes that other suppliers could provide certain similar products on comparable terms. Any shortage of key components and any delay or other difficulty in obtaining such components from other suppliers and integrating them into the Company's products or lack of supply from sole source suppliers could have a material adverse effect on the Company's financial position and results of operations.

4. PROPERTY AND EQUIPMENT

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1998       1997
                                                                            -------    -------
Equipment and furniture..................................................   $ 1,948    $ 1,514
Leasehold improvements...................................................       949        862
                                                                            -------    -------
                                                                              2,897      2,376
Less--accumulated depreciation...........................................    (1,566)    (1,177)
                                                                            -------    -------
                                                                            $ 1,331    $ 1,199
                                                                            -------    -------
                                                                            -------    -------

     Depreciation expense was $389, $279 and $257 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. CREDIT FACILITY

     In October 1997, the Company entered into an agreement with a commercial bank which provides for a $10 million revolving line of credit. The Company did not have any borrowings under this facility in 1998 or 1997. Borrowings under the facility will be collateralized by a pledge of substantially all of the Company's assets and borrowings greater than $5 million will also be required to be secured by short-term investments. Additionally, the Company is required to comply with certain financial covenants, as defined. The revolver expires in May 1999.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

6. INCOME TAXES

     The components of the income tax provision are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                 1998      1997     1996
                                                                                ------    ------    ----
Current:
  Federal....................................................................    2,729    $  867    $ --
  State and local............................................................    1,397       401     226
                                                                                ------    ------    ----
                                                                                 4,126     1,268     226
Deferred:
  Federal....................................................................     (216)       --      --
  State and local............................................................     (104)       --      --
  Recognition of deferred tax asset..........................................       --      (855)     --
                                                                                ------    ------    ----
                                                                                  (320)     (855)     --
                                                                                ------    ------    ----
                                                                                $3,806    $  413    $226
                                                                                ------    ------    ----
                                                                                ------    ------    ----

     The provision for income taxes for the year ended December 31, 1998, consists of federal and state income taxes. The provision for income taxes for the year ended December 31, 1997, consists of federal and state income taxes on the C Corporation's pro rata portion of the Company's 1997 taxable income, New York City taxes, state franchise taxes and a one-time tax benefit of $855 related to the recognition of the net deferred tax asset recorded by the Company upon terminating its S Corporation status. For the year ended December 31, 1996, the provision for income taxes consists of New York City taxes and state franchise taxes.

     The statement of income for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period, based on tax laws in effect during the respective period. The reconciliation of the federal statutory income tax rate and the actual and pro forma effective income tax rate is as follows for the years ended December 31, 1998 and 1997, respectively:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                                                      PRO FORMA
                                                                              1998                       1997
                                                                    -----------------------    -----------------------
Federal statutory rate...........................................             34.0%                      34.0%
State and local income taxes, net of federal benefit.............             10.9                        6.2
Permanent differences and other..................................             (5.8)                      (1.7)
                                                                             -----                      -----
                                                                              39.1%                      38.5%
                                                                             -----                      -----
                                                                             -----                      -----

     The tax effect of temporary differences that give rise to the gross deferred income tax assets are as follows:

                                                                                 DECEMBER 31,
                                                                                --------------
                                                                                 1998     1997
                                                                                ------    ----
Warranty accrual.............................................................   $  372    $228
Inventory reserve............................................................      205     238
Vacation accrual.............................................................      113      86
Allowance for bad debts......................................................      233     114
Depreciation.................................................................       69      37
Deferred rent................................................................      123      97
Other accruals and reserves..................................................       60      55
                                                                                ------    ----
                                                                                $1,175    $855
                                                                                ------    ----
                                                                                ------    ----

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

7. STOCK INCENTIVE PLAN

  Employee Stock Options

     The Company's stock incentive plan (the "Plan"), adopted in May 1995 and amended in July 1997, provides for the granting of incentive and nonqualified stock options to employees, non-employee directors, and consultants. The Company has currently reserved 2,392,500 shares of Common Stock for issuance pursuant to the Plan. The terms and conditions of grants of stock options are determined by the Board of Directors in accordance with the terms of the Plan.

     Information with respect to options under the Plan is as follows:

                                                                                                  WEIGHTED
                                                                NUMBER OF        RANGE OF         AVERAGE
                                                                 SHARES       EXERCISE PRICE     EXERCISE PRICE
                                                                ---------    ----------------    --------------
Balance, December 31, 1995...................................   1,043,833    $       .64-.75         $ 0.69
Grants.......................................................      68,947           .83-5.02           1.93
                                                                ---------    ----------------        ------
Balance, December 31, 1996...................................   1,112,780           .64-5.02           0.77
Grants.......................................................     577,850         5.03-15.00          13.13
Forfeitures..................................................     (19,832)          .75-5.02           1.66
Exercises....................................................    (113,871)          .75-5.02           0.82
                                                                ---------    ----------------        ------
Balance, December 31, 1997...................................   1,556,927          .64-15.00           5.34
Grants.......................................................     265,500         5.50-10.50           9.15
Forfeitures..................................................    (313,447)         .75-12.73          10.94
Exercises....................................................    (170,870)          .64-2.23           0.71
                                                                ---------    ----------------        ------
Balance, December 31, 1998...................................   1,338,110    $     .64-15.00         $ 5.38
                                                                ---------    ----------------        ------
                                                                ---------    ----------------        ------

     At December 31, 1998, 649,779 options were exercisable and 619,650 options were available for future grants. The options generally vest ratably over a five-year period and are exercisable over a period of ten years, with the exception of 291,531 options issued to outside directors which vest ratably over a four-year period.

     Information with respect to options issued under the Plan at December 31, 1998 is as follows:

                             OPTIONS OUTSTANDING
                   ----------------------------------------       OPTIONS EXERCISABLE
                                    WEIGHTED                    ------------------------
                                    AVERAGE        WEIGHTED                     WEIGHTED
                                   REMAINING       AVERAGE                      AVERAGE
  RANGE OF                         CONTRACTUAL     EXERCISE                     EXERCISE
EXERCISE PRICE     OUTSTANDING        LIFE          PRICE       OUTSTANDING      PRICE
--------------     -----------     -----------     --------     -----------     --------
$.64-$.75             732,115      6.7 years        $  .68        490,351        $  .68
$.83-$5.02             36,564      7.3 years          1.84         19,725          1.65
$5.03-$15             569,431      8.9 years         11.64        139,703         12.78

     The Company applies Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plan.

     Had compensation cost for the Plan been determined based upon the fair value of the options issued to employees at the date of grant, as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation,"

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

7. STOCK INCENTIVE PLAN--(CONTINUED)

the Company's net income and basic and diluted net income per share would have been reduced to the following amounts:

                                                                               YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                                                 PRO FORMA
                                                                      1998                         1997
                                                                 -----------------------      -----------------------
Net income:
  As reported.................................................           $ 5,934                      $ 7,216
  As adjusted.................................................             5,363                        6,566
Basic net income per share:
  As reported.................................................           $   .42                      $   .62
  As adjusted.................................................               .38                          .56
Diluted net income per share:
  As reported.................................................           $   .39                      $   .57
  As adjusted.................................................               .36                          .52

     The weighted average fair value of each stock option granted during the years ended December 31, 1998, 1997 and 1996 was $5.98, $8.67 and $1.86,
respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     1998          1997          1996
                                                                  ----------    ----------    ----------
Risk-free interest rate........................................      5.5%          6.4%          6.0%
Expected dividend yield........................................       --            --            --
Expected life..................................................    7 years       7 years       7 years
Expected volatility............................................      60%           60%            --

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

  Stock Options Issued to Consultant

     In October 1998, the Company issued an option to a sales consultant to purchase 150,000 shares of Common Stock at an exercise price of $5.00, which was equal to the fair value of the Company's stock on the date of grant. The option was exercisable immediately and expires in January 2000. The Company recorded a charge of $213 for the year ended December 31, 1998 for the fair value of option on the date of grant, which was calculated using the Black-Scholes option pricing model.

8. RELATED PARTY TRANSACTIONS

  Distributions to S Corporation Shareholders

     In September 1997, the Company made distributions of $10,500 to its S Corporation shareholders, representing the estimated taxed, but undistributed S Corporation earnings of the Company as of June 30, 1997. In December 1997, the Company made distributions of $1,200 to its S Corporation shareholders, representing the estimated taxed, but undistributed, S Corporation earnings of the Company as of December 31, 1997. In March 1998, the Company made distributions of $227 to its S Corporation shareholders, representing the final distribution for taxed, but undistributed, S Corporation earnings.

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

8. RELATED PARTY TRANSACTIONS--(CONTINUED)

  Box Hill Europe

     Box Hill Systems Europe Limited ("Box Hill Europe") was formed in 1995 by the Company's founding shareholders to provide marketing and technical support services to the Company in Europe. Effective January 1, 1998, the Company issued 4,959 shares of common stock to the founding shareholders, collectively, in exchange for 100% of the shares of Box Hill Europe (the "Merger"). The transaction has been accounted for as a merger between entities under common control in accordance with APB No. 16, "Accounting for Business Combinations".

     After the Merger, Box Hill Europe became a wholly owned subsidiary of the Company. On January 1, 1998, the fair value of the 4,959 shares of Box Hill common stock issued to the founding shareholders was $52; which was equal to the net book value of Box Hill Europe on that date. No restatement of the Company's financial statements is required as a result of this transaction because the results of Box Hill Europe, consisting only of sales and marketing expenses, have been included in the Company's statements of operations for all periods prior to the Merger.

9. EMPLOYEE BENEFIT PLANS

  Retirement Savings Plan

     Effective August 1, 1995, the Company established a retirement savings plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all employees who were employed on the effective date of the plan or upon the attainment of age 21. The Company can make discretionary contributions to the plan. No contributions were made to the plan for the years ended December 31, 1998, 1997 and 1996.

  Employee Stock Purchase Plan

     In August 1997, the Company adopted an employee stock purchase plan under the provisions of Section 423 of the Internal Revenue Code. The plan provides eligible employees of the Company with an opportunity to purchase shares of the Company's Common Stock at 85% of fair market value, as defined. The Company has reserved 250,000 shares of Common Stock for issuance pursuant to this plan. For the year ended December 31, 1998, 12,381 shares were issued under the plan.

10. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases its primary operating facility under a noncancelable operating lease which expires in September 2007. The lease provides for a rent abatement which is being amortized over the life of the lease. Rent expense for the years ended December 31, 1998, 1997 and 1996, was $685, $472 and $369,
respectively.

     Future minimum lease payments, on a cash basis, under all noncancelable operating leases at December 31, 1998, are as follows:

1999.............................................................   $  621
2000.............................................................      637
2001.............................................................      652
2002.............................................................      628
2003.............................................................      671
Thereafter.......................................................    2,595
                                                                    ------
                                                                    $5,804
                                                                    ------
                                                                    ------

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  Employment Agreements

     The Company has an employment contract with its Chief Executive Officer ("CEO") which provides for base annual compensation, incentive bonus, benefits and termination. Either the Company or the CEO may terminate the agreement at any time with or without cause. However, if the Company terminates the agreement without cause, the Company must continue to pay the CEO for a one year period subsequent to the termination. The agreement contains a non-competition covenant for an eighteen month period following termination of employment.

     During 1998, the Company hired and employed its Executive Vice President of Sales pursuant to terms which provide for base annual compensation, commissions, benefits and termination. The Company is in the process of negotiating an employment contract and compensation plan with this officer. The proposed agreement is expected to contain severance, disability and noncompetition provisions following termination of employment.

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

  Class Action Lawsuits

     In December 1998, four shareholder class action lawsuits were filed against the Company, certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering"). The actions were filed on behalf of purchasers of the Common Stock of the Company during the period from September 16, 1997 to April 14, 1998 and allege that the Company made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering. The Company believes that it has meritorious defenses to plaintiffs' claims and intends to vigorously defend against those claims. Legal costs to defend the claims are expected to be material and will be charged to expense as incurred.

  Other Litigation

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

11. RECAPITALIZATION

     On July 3, 1997, the Company's Board of Directors and Shareholders approved an amendment to the Company's Certificate of Incorporation authorizing 5,000,000 shares of $.01 par value Preferred Stock and authorized a 3.3-for 1 split of its Common Stock. The authorized Preferred Stock and the stock split have been retroactively reflected in the accompanying financial statements.

                                                                     SCHEDULE II

                    BOX HILL SYSTEMS CORP. AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                                         BALANCE AT    CHARGED TO                  BALANCE AT
                                                         BEGINNING     COSTS AND                    END OF
CLASSIFICATIONS                                          OF PERIOD     EXPENSES      DEDUCTIONS     PERIOD
------------------------------------------------------   ----------    ----------    ----------    ----------
For the Year Ended, December 31, 1998 Allowance
  for doubtful accounts...............................    $267,000      $373,000      $     --      $640,000
                                                          --------      --------      --------      --------
                                                          --------      --------      --------      --------

For the Year Ended, December 31, 1997 Allowance
  for doubtful accounts...............................    $206,000      $ 61,000      $     --      $267,000
                                                          --------      --------      --------      --------
                                                          --------      --------      --------      --------

For the Year Ended, December 31, 1996 Allowance
  for doubtful accounts...............................    $162,000      $ 44,000      $     --      $206,000
                                                          --------      --------      --------      --------
                                                          --------      --------      --------      --------

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Refer to pages 4 through 7 and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance of Box Hill's definitive Proxy Statement dated March 31, 1999, which are incorporated herein by reference. Also refer to the section entitled Executive Officers of the Registrant in Part I of this Forum.

ITEM 11. EXECUTIVE COMPENSATION:

     Refer to pages 8 through 11 of Box Hill's definitive Proxy Statement dated March 31, 1999, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     (a) Security Ownership of Certain Beneficial Owners:

          Refer to the section entitled "Security Ownership of Certain Beneficial Owners" appearing on page 7 of Box Hill's definitive Proxy Statement dated March 31, 1999, which is incorporated herein by reference.

     (b) Security Ownership of Management:

          Refer to the section entitled "Common Stock and Total Stock-Based Holdings of Management" appearing on page 7 and 8 of Box Hill's definitive Proxy Statement dated March 31, 1999, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Refer to the section entitled "Other Relationships" appearing on page 6 of Box Hill's definitive Proxy Statement dated March 31, 1999, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this report:

          1. Financial statements:

                Report of Independent Accountants--Arthur Andersen LLP (page
           20).

                Consolidated Balance Sheets at December 31, 1998 and 1997 (page
           21).

                Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 (page 22).

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996 (page 23).

                Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 (page 24).

                Notes to Consolidated Financial Statements (pages 25 through 34)

          2. Financial statement schedules required to be filed by Item 8 of this Form:

                      SCHEDULE
              PAGE    NUMBER
              ----    --------
               35        II      Valuation and Qualifying Accounts

     All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

          3. Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  3.1     --   Certificate of Incorporation of the Company*
  3.2     --   Form of Amendment to Certificate of Incorporation*
  3.3     --   Amended and Restated By-laws of the Company*
  4.1     --   Form of Common Stock certificate of the Company*
  9.1     --   Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms. Turchin and Mr. Mays*
 10.1     --   Compensation Plan and agreement between the Company and Philip Black*
 10.2     --   Employment Agreement between the Company and Carol Turchin*
 10.3     --   Employment Agreement between the Company and Benjamin Monderer*
 10.4     --   Employment Agreement between the Company and Mark Mays*
 10.5     --   Incentive Program of the Company, as amended*
 10.6     --   License Agreement with Emulex Corporation*
 10.7     --   Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New York City*
 10.8     --   Employee stock Purchase Plan*
 10.9     --   Lease Modification Agreement
 11.1     --   1999 Compensation Plan and Agreement between the Company and Philip Black
 16.1     --   Letter re: change in certifying accountants*
 23.1     --   Consent of Arthur Andersen LLP
 24.1     --   Powers of Attorney
 27.1     --   Financial Data Schedule
 99.1     --   Box Hill's definitive Proxy Statement dated March 31, 1999, certain sections of which have been incorporated herein by reference.

------------------
  * Incorporated by reference from Registration Statement No. 333-31873

     (b) Reports on Form 8-K:

          (i) Box Hill filed a Report on Form 8-K dated December 23, 1998 reporting that the Company and certain directors and officers had been named as defendants in purported shareholder class actions.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOX HILL SYSTEMS CORP.
                                          (Registrant)

                                          By:          /s/ PHILIP BLACK
                                             -----------------------------------
                                                        Philip Black
                                                 (Chief Executive Officer)

Date: March 30, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   ------------------
        /s/ R. ROBERT REBMANN, JR.          Principal Financial and Accounting Officer      March 30, 1999
    ------------------------------------      and Treasurer
          R. Robert Rebmann, Jr.

          /s/ BENJAMIN BRUSSELL             Director
    ------------------------------------
            Benjamin Brussell

             /s/ MARK A. MAYS               Director
    ------------------------------------
               Mark A. Mays

          /s/ BENJAMIN MONDERER             Director
    ------------------------------------
            Benjamin Monderer

           /s/ MISCHA SCHWARTZ              Director
    ------------------------------------
             Mischa Schwartz

            /s/ CAROL TURCHIN               Director
    ------------------------------------
              Carol Turchin

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 3.1      --   Certificate of Incorporation of the Company*
 3.2      --   Form of Amendment to Certificate of Incorporation*
 3.3      --   Amended and Restated By-laws of the Company*
 4.1      --   Form of Common Stock certificate of the Company*
 9.1      --   Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms. Turchin and Mr. Mays*
10.1      --   Compensation Plan and agreement between the Company and Philip Black*
10.2      --   Employment Agreement between the Company and Carol Turchin*
10.3      --   Employment Agreement between the Company and Benjamin Monderer*
10.4      --   Employment Agreement between the Company and Mark Mays*
10.5      --   Incentive Program of the Company, as amended*
10.6      --   License Agreement with Emulex Corporation*
10.7      --   Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New York City*
10.8      --   Employee stock Purchase Plan*
10.9      --   Lease Modification Agreements
11.1      --   1999 Compensation Plan and Agreement between the Company and Philip Black
16.1      --   Letter re: change in certifying accountants*
23.1      --   Consent of Arthur Andersen LLP
24.1      --   Powers of Attorney
27.1      --   Financial Data Schedule
99.1      --   Box Hill's definitive Proxy Statement dated March 31, 1999, certain sections of which have been incorporated herein by reference.

------------------
* Incorporated by reference from Registration Statement No. 333-31873