Form 10-Q
period 1999-03-31
BOX HILL SYSTEMS CORP
filed 1999-05-14
CIK 1042783

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 1-13317

                             BOX HILL SYSTEMS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             New York                                                       13-3460176
  --------------------------------------------------------------               ------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

             161 Avenue of the Americas, New York, NY                                          10013
         ------------------------------------------------                                   ----------
             (Address of principal executive offices)                                       (Zip Code)

                                 (212) 989-4455
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, $.01 par value, 14,361,328 shares outstanding as of May 4, 1999.
================================================================================

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                             ----
Part I.  Financial Information

   Item 1.    Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets -- March 31, 1999
              and December 31, 1998                                                                            1

              Condensed Consolidated Statements of Income -- Three
              months ended March 31, 1999 and 1998                                                             2

              Condensed Consolidated Statements of Cash Flows --
              Three months ended March 31, 1999 and 1998                                                       3

              Notes to Condensed Consolidated Financial Statements                                             4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              6

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                       13

Part II.  Other Information

   Item 1.    Legal Proceedings                                                                               14

   Item 2.    Changes in Securities                                                                           14

   Item 3.    Defaults upon senior securities                                                                 14

   Item 4.    Submission of matters to a vote of security holders                                             14

   Item 5.    Other information                                                                               14

   Item 6.    Exhibits and reports on Form 8-K                                                                15

Signatures                                                                                                    16

Item 1. Condensed Consolidated Financial Statements

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                 March 31,         December 31,
                                                                   1999                1998
                                                               -----------         ------------
ASSETS                                                         (unaudited)
Current assets:
    Cash and cash equivalents ...........................          $56,603          $54,214
    Short-term investments ..............................            6,000            3,500
    Accounts receivable, net ............................           11,207           13,601
    Inventories .........................................            7,648            8,091
    Prepaid expenses and other ..........................            1,428            1,220
    Prepaid income taxes ................................              389              737
    Deferred income taxes ...............................              984              984
                                                                   -------          -------
             Total current assets .......................           84,259           82,347

Property and equipment, net .............................            1,275            1,331

Deferred income taxes ...................................              191              191
                                                                   -------          -------
                                                                   $85,725          $83,869
                                                                   =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................          $10,921          $ 9,796
    Accrued expenses ....................................            3,765            4,008
    Customer deposits ...................................            2,053            2,173
    Deferred revenue ....................................            2,938            2,455
                                                                   -------          -------
              Total current liabilities .................           19,677           18,432
                                                                   -------          -------
Deferred rent ...........................................              292              287
                                                                   -------          -------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued ...........................               --               --
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 14,358,761 and 14,327,081 shares issued
      and outstanding ...................................              144              143
    Additional paid-in capital ..........................           57,198           57,157
    Retained earnings ...................................            8,414            7,850
                                                                   -------          -------
              Total shareholders' equity ................           65,756           65,150
                                                                   -------          -------
                                                                   $85,725          $83,869
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

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                  (unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                  1999             1998
                                                                --------          -------
Net revenue.................................................    $ 14,285          $16,045

Cost of goods sold .........................................       9,393           10,519
                                                                 -------          -------
         Gross profit ......................................       4,892            5,526
                                                                 -------          -------
Operating expenses:
    Engineering and product development ....................         673              646
    Sales and marketing ....................................       2,118            1,999
    General and administrative .............................       1,626            1,282
                                                                 -------          -------
                                                                   4,417            3,927
                                                                 -------          -------

         Operating income ..................................         475            1,599

Interest income ............................................         442              506
                                                                 -------          -------

         Income before income taxes ........................         917            2,105

Income tax provision .......................................         353              810
                                                                 -------          -------

Net income..................................................    $    564          $ 1,295
                                                                 =======          =======

Basic net income per share..................................    $    .04          $   .09
                                                                ========          =======

Diluted net income per share................................    $    .04          $   .09
                                                                ========          =======

        The accompanying notes are an integral part of these statements.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   ---------------------------
                                                                                     1999               1998
                                                                                   --------           --------
Operating activities:
    Net income ..........................................................          $    564           $  1,295
    Adjustments to reconcile net income to net cash provided by operating activities--
          Depreciation and amortization .................................                90                 79
          Other .........................................................                 3                  5
          Changes in assets and liabilities--
              Accounts receivable .......................................             2,394                158
              Inventories ...............................................               443               (877)
              Prepaid expenses and other ................................              (208)               (74)
              Prepaid income taxes ......................................               348                 --
              Accounts payable ..........................................             1,125                512
              Accrued expenses ..........................................              (243)              (193)
              Customer deposits .........................................              (120)               282
              Deferred revenue ..........................................               483                133
              Income taxes payable ......................................                --                 61
                                                                                   --------           --------
                    Net cash provided by operating activities ...........             4,879              1,381
                                                                                   --------           --------
Investing activities:
    (Purchase) sale of short-term investments ...........................            (2,500)             4,405
    Purchases of property and equipment .................................               (34)              (172)
                                                                                   --------           --------
                    Net cash (used in) provided by investing
                        activities ......................................            (2,534)             4,233
                                                                                   --------           --------
Financing activities:
    Proceeds from exercise of stock options .............................                19                 57
    Proceeds from Employee Stock Purchase Plan ..........................                25                 75
    Distributions to S Corporation shareholders .........................                --               (227)
                                                                                   --------           --------
                    Net cash provided by (used in) financing
                        activities ......................................                44                (95)
                                                                                   --------           --------
Net increase in cash and cash equivalents ...............................             2,389              5,519
                                                                                   --------           --------
Cash and cash equivalents, beginning of period ..........................            54,214             40,897
                                                                                   --------           --------
Cash and cash equivalents, end of period ................................          $ 56,603           $ 46,416
                                                                                   ========           ========

Supplemental cash flow disclosure:
    Cash paid for income taxes ..........................................         $      --           $    751
                                                                                   ========           ========

        The accompanying notes are an integral part of these statements.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Box Hill Systems Corp. and subsidiaries ("Box Hill" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year financial statements to conform with current year financial statement presentation.

Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
Shares used in computing basic net income per
    share ..............................................      14,341      14,221
Dilutive effect of options .............................         657         844
                                                              ------      ------
Shares used in computing diluted net income per
    share ..............................................      14,998      15,065
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

The Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended, from 1990 until the termination of the S Corporation status concurrent with the Offering. Subsequent to the Offering, the Company made aggregate distributions of $11,927,000 to its S Corporation shareholders for taxed, but previously undistributed, S Corporation earnings.

5. Subsequent Event:

On April 30, 1999, Box Hill announced that it had signed a merger agreement with Artecon, Inc. ("Artecon") for a tax-free, stock-for-stock transaction, which is intended to be accounted for as a pooling of interests. Under the terms of the agreement and plan of merger dated April 29, 1999, each outstanding share of Artecon common stock will be converted into 0.40 (the "Exchange Rate") of a share of Box Hill common stock (the "Merger"). Outstanding options to purchase Artecon common stock will be exchanged for options to purchase Box Hill common stock, and the exercise price and number of shares underlying such options will be adjusted to give effect to the Exchange Rate. Unless converted in accordance with its terms prior to the consummation of the Merger, each outstanding share of Artecon preferred stock will be converted into the right to receive that number of shares of Box Hill common stock equal to the quotient obtained by dividing (i) (1) $4,988,318, divided by (2) the closing sales price of Box Hill common stock on the last trading day immediately prior to the closing of the merger, by (ii) 2,494,159. Based on Artecon's current number of outstanding common and preferred shares, Box Hill will issue approximately 9.5 million new shares to Artecon shareholders to complete the transaction. The Merger is subject to customary closing conditions as well as certain regulatory approval and approval by the shareholders of both Box Hill and Artecon. The Merger has been approved unanimously by the Boards of Directors of both Box Hill and Artecon and a majority of the shareholders of both companies have agreed to vote in favor of the Merger. The parties anticipate the transaction to close during the third quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, any future results of the Merger or the anticipated consummation of the Merger, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of Box Hill which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements follow.

The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, as well as its new products, including Fibre Channel and Storage Area Network (SAN) technologies, obsolete and unmarketable. Such constant technological changes also make accurate market predictions difficult. In recent periods, the Company's revenue and earnings results have fallen short of market projections; in this period, although earnings results fell within the market projections, the Company's revenue fell short of market projections, and such shortfalls could occur again in the future. The Company relies on other companies to supply components of its products, and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenue to date has been derived from sales to customers in the financial services industry and the telecommunications industry. Historically, a majority of the Company's net revenue in each year has been derived from a limited number of customers. The Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its geographic reach and becomes less reliant on the financial services and telecommunications industries. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has no patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures, which measures may prove to be inadequate.

Although the majority of the shareholders of both Box Hill and Artecon have consented to the Merger, there are certain risks involved with the anticipated consummation of the Merger, including, among others, the receipt and timing of regulatory approvals, the occurrence or non-occurrence of other required closing conditions, and the combined company's ability to integrate the combined businesses following the Merger.

In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted. The Company and its principal officers and directors were named defendants in shareholder lawsuits filed on and after December 4, 1998, which allege various securities law violations and seek monetary damages. See "Part II Item 1. Legal Proceedings".

All forward-looking statements speak only as of the date on which they are made. Box Hill undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

Box Hill is an independent provider of high performance data storage and Storage Area Network ("SAN") solutions. The Company designs, manufactures, markets and supports data storage systems, and markets and supports data storage back-up systems for the Open Systems computing environment. For financial reporting purposes, the Company operates in one business segment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries. Targeted industries, to date, include financial services, telecommunications, health care, government/defense and academia. The Company's international strategy is to use distributors located outside of the United States for product distribution. Since its inception, Box Hill has focused exclusively on providing storage solutions for high-end customers, primarily in the UNIX environment. The Company initially focused on the financial services industry in response to that industry's need for high-availability, high-performance, fault-tolerant storage systems and high levels of customer and technical support. Box Hill believes that it has been able to leverage its position as a company focused exclusively on storage solutions to bring new products to market faster than its competitors. Box Hill has financed its growth primarily with cash generated from operations and from the Offering.

Box Hill's manufacturing operations consist primarily of assembly and integration of components and subassemblies into the Company's products, with certain of those components and subassemblies manufactured by independent contractors. Generally the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have covered the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

Results of Operations

The following table sets forth certain items from the Company's income statements as a percentage of net revenue for the periods indicated:

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     1999            1998
                                                    -----           -----
Net revenue ............................            100.0%          100.0%
Cost of goods sold .....................             65.8            65.6
                                                    -----           -----
         Gross profit ..................             34.2            34.4
                                                    -----           -----

Operating expenses:
     Engineering and product
         development ...................              4.7             4.0
     Sales and marketing ...............             14.8            12.5
     General and administrative ........             11.4             7.9
                                                    -----           -----
         Total operating expenses ......             30.9            24.4
                                                    -----           -----

     Operating income ..................              3.3%           10.0%
                                                    =====           =====

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998:

Net revenue - Net revenue of approximately $14.3 million for the three months ended March 31, 1999, decreased 10.6% from approximately $16.0 million for the three months ended March 31, 1998. The decrease primarily resulted from a decrease in volume of back-up products and overall price reductions of RAID and legacy (SCSI-JBOD) disk storage systems, partially offset by a slight overall increase in volume for these systems. Net revenue from sales of Fibre Channel and Storage Area Network (SAN) Networking equipment increased, while net revenue from sales of legacy storage products, RAID products and back-up products decreased.

Net revenue from sales of Fibre Channel and SAN Networking equipment increased 400% to $1.0 million for the three months ended March 31, 1999, compared to $0.2 million for the comparable period of 1998. The increase is due to the introduction of SAN's and growing market acceptance of the new technology, partially offset by price reductions. Net revenue from sales of RAID products decreased by $0.3 million to $2.4 million for the three months ended March 31, 1999, compared to $2.7 million for the three months ended March 31, 1998, due to price reductions and slower than anticipated growth, particularly in the financial services sector and in the Northeast region of the country. Net revenue from sales of legacy storage products and services decreased $1.0 million to $6.4 million for the three months ended March 31, 1999, compared to $7.4 million for the comparable period of 1998, also due to price reductions and slower than anticipated growth, particularly in the financial services sector and in the Northeast region of the country. Net revenue from back-up products decreased by $1.2 million, to $4.5 million for the three months ended March 31, 1999, compared to $5.7 million for the three months ended March 31, 1998. The decrease is due to a decrease in volume for these systems.

Gross profit - Gross profit decreased 10.9% to $4.9 million for the three months ended March 31 1999, from $5.5 million for the comparable period of 1998. As a percentage of net revenue, gross profit decreased slightly from 34.4% to 34.2%. The decrease was a result of a different product mix.

Engineering and product development - Engineering and product development expenses consist primarily of employee compensation, engineering equipment and supply expenses and fees paid for third-party design services. To date, no software development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for such capitalization have been relatively insignificant. Due to an increase in the number of employees engaged in research and development, partially offset by a decrease in research and development equipment purchases, engineering and product development expenses increased 16.7% to $0.7 million for the three months ended March 31, 1999, from $0.6 million for the same period in 1998. As a percentage of net revenue, engineering and product development expenses increased to 4.7% for the three months ended March 31, 1999 from 4.0% for the comparable period of 1998.

Sales and marketing - Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 5.0% to $2.1 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998. As a percentage of net revenue, sales and marketing expenses increased to 14.8% for the three months ended March 31, 1999 from 12.5% for the comparable period of 1998. The increase was primarily due to an increase in the direct sales force and field service staff offset by decreased commissions based on the decrease in revenue.

General and administrative - General and administrative expenses consist primarily of compensation to the officers and employees performing the Company's administrative functions and expenditures for the Company's administrative facilities. General and administrative expenses increased 23.1% to $1.6 million for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998. As a percentage of net revenue, general and administrative expenses increased to 11.4% for the three months ended March 31, 1999 from 7.9% for the comparable period of 1998. The increase is primarily due to additional rents and office expenses from expanded facilities, professional fees related to the shareholder class action lawsuit described herein, insurance associated with being a public company, payroll increases and additional staff seminars and training.

Interest income - Interest income, the majority of which is exempt from federal income taxes, consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income decreased $0.1 million to $0.4 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998 as a result of general short-term interest rate fluctuations.

Income tax provision - The Company's effective income tax rate was 38.5% for the three months ended March 31, 1999 and 1998, reflecting federal, state and local taxes, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation.

Liquidity and Capital Resources

As of March 31, 1999, the Company had $62.6 million of cash and cash equivalents and short-term investments and no bank indebtedness. As of March 31, 1999, working capital was $64.6 million. In September 1997, the Company completed an initial public offering of its Common Stock. Proceeds of the Offering, after expenses, were approximately $56.6 million.

For the three months ended March 31, 1999, cash provided by operating activities was $4.9 million compared to cash provided by operating activities of $1.4 million for the same period in 1998. The increase in net cash provided by operating activities is mainly due to decreases in accounts receivable, inventory, prepaid taxes, and increases in accounts payable and deferred revenue, offset by decreases in net income and customer deposits.

Cash used in investing activities of $2.5 million primarily consists of the purchase of short-term investments. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months.

Proceeds from the exercise of stock options under the Company's 1995 Stock Incentive Plan and from the Company's 1997 Employee Stock Purchase Plan produced $44 thousand for the three months ended March 31, 1999.

In October 1997, the Company obtained a $10 million revolving line of credit facility from a commercial bank. The Company has not made any borrowings under this facility. Borrowings under the facility will be collateralized by a pledge of substantially all of the Company's assets and borrowings greater than $5 million will also be required to be secured by short-term investments. Additionally, the Company is required to comply with certain financial covenants. The line of credit was renewed May 1998.

The Company currently expects that cash and cash equivalents and short-term investments, cash generated from operations and availability under its revolving line of credit, will be sufficient to meet its foreseeable operating and capital requirements for the next twelve months. However, the Company may need additional capital to pursue acquisitions, other than the Merger, or significant capital improvements, neither of which is currently contemplated.

Competitive pricing pressures exist in the data storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. Box Hill believes that pricing pressures are likely to continue as competitors of the Company develop more competitive product offerings.

Many of the Company's current and potential competitors are significantly larger than Box Hill and have significantly greater financial, technical, marketing, purchasing, and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Increased competition is likely to result in price reduction, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

Year 2000

The "Year 2000 problem" describes the world-wide concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as the year 1900 and malfunction on January 1, 2000 or thereafter. In this section, Box Hill summarizes the anticipated impact of the Year 2000 on the Company.

About this Statement

Evaluations concerning the Year 2000 problem are periodically evolving. Accordingly, to the extent that this statement contradicts earlier statements made by Box Hill, this statement supersedes those prior statements. Readers should also be aware the Box Hill's evaluation of certain aspects of its Year 2000 readiness is based on statements by other parties. Box Hill often cannot verify the veracity of those statements, which may have been made in error.

Box Hill's Products

The Company believes the current version of all products manufactured by Box Hill will function normally after the Year 2000.

Most of Box Hill's products do not keep track of dates as part of their normal operation and therefore are not expected to pose a Year 2000 problem. Products currently manufactured by Box Hill that use dates are Box Hill's RAID Box 5300 Turbo and RAID Box 5300 Turbo HS systems. While these products keep track of dates for system management purposes, their normal function is not affected by dates. The system only notes the date when it sends a message (usually read by a member of a MIS department) about the system. That message displays the date, for informational purposes only, in a two-digit form. After the year 2000, that two digit number will read 00, 01, and so on. Box Hill offers a new version of Firmware that customers can download themselves, free of charge, which allows the system to display the year in a four-digit format. Customers, and not Box Hill, are responsible for implementation of the new version of Firmware.

Box Hill does not know of any earlier products of material significance that it has manufactured that will not operate normally after the year 2000. However, the Company has not evaluated all such products. The Company continues to answer Year 2000 questions about specific products previously manufactured by Box Hill. Box Hill does not warrant or represent that obsolete, unsupported Box Hill products are Year 2000 compliant, and Box Hill will not support such products for Year 2000 purposes.

The rights and remedies of customers as to Year 2000 date data functionality as to any Box Hill products are governed by applicable law and agreements between customers and Box Hill. The statements made herein by Box Hill do not enlarge the rights and remedies of any customers as to Year 2000 date data functionality and Box Hill makes no warranties or representations to its customers and suppliers by virtue of this disclosure or otherwise regarding Year 2000 data functionality.

Box Hill's Internal Systems

Box Hill has evaluated its information technology infrastructure, made modifications and identified necessary upgrades. Box Hill expects that its infrastructure will be Year 2000 compliant by the third quarter of 1999. Box Hill also has evaluated or received information regarding its non-information technology infrastructure (office building systems, copiers, telephone system, etc.) for Year 2000 readiness and believes those systems are Year 2000 compliant. The machinery used by Box Hill to manufacture its products does not use dates, and therefore, is Year 2000 compliant by nature.

Readiness of Third Parties and Third Party Products Resold or Licensed by Box
Hill

Box Hill has requested confirmation of the Year 2000 readiness of third party products of material significance to Box Hill which Box Hill currently resells, licenses or uses to manufacture its own products. However, Box Hill does not and will not take responsibility for the Year 2000 compliance of such products, and continues to direct customers to the respective manufacturers of those products for final Year 2000 compliance information and assurances.

Box Hill has not confirmed the readiness of all third party products resold or integrated by Box Hill and has not confirmed the readiness of products which are not resold or licensed by Box Hill but which may, in some way, interface or interconnect with Box Hill products. Box Hill does not, and will not, take responsibility for Year 2000 compliance of such products.

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

Risks Associated with the Year 2000

The full impact of the Year 2000 will not be known until January 1, 2000. Again, the Company is not aware, at this time, of any Year 2000 non-compliance that will not be substantially corrected by the Year 2000 and that will materially affect the Company. However, some risks that the Company may encounter include: the failure of its internal information systems, limitations in its work environment, a slow down in orders due to customers' business failures, a slow down in customers' ability to make payments, the inability of suppliers to provide necessary materials, the inability to receive heat, electricity, water treatment services or other products or services, and the inability of carriers to ship Box Hill's products to customers. Even if Box Hill and its products are ready for the Year 2000, Box Hill still may be unable to conduct business after January 1, 2000 due to failures beyond its control, such as failures of transportation, local and nationwide, banking systems and municipal services.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk:

There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1998. However, the average interest rate earned on the Company's cash equivalents and short-term investments decreased from 3.6% for the year 1998 to 3.0% during the three months ended March 31, 1999, resulting in a decrease in interest income of approximately $42 thousand for the three months ended March 31, 1999 compared to the three months ended December 31, 1998. The Company does not believe these changes will have a significant impact on its liquidity and capital resources.

                     BOX HILL SYSTEMS CORP. AND SUBSIDIARIES

Part II - Other Information


Item 1. Legal Proceedings

Four putative shareholder class action law suits were filed, and have since been consolidated into a single action, against Box Hill Systems Corp., Philip Black, Carol Turchin, Benjamin Monderer, Mark Mays, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering") in the United States District Court for the Southern District of New York. The putative class actions were filed on behalf of purchasers of the stock of the Company during the period between September 16, 1997 and April 14, 1998. Plaintiffs allege that, in violation of federal securities laws, defendants made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering.

On May 3, 1999, the Company filed a motion to dismiss the consolidated complaint. The motion has not yet been ruled upon. The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend against those claims. However, the Company expects to incur significant legal expense in 1999 defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's 1999 results.

In addition to the complaints discussed above, the Company is subject to various legal proceedings and claims against the Company, asserted or unasserted, which arise in the ordinary course of business. While the outcome of the claims against the Company cannot be predicted with certainty, management believes that such other litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon senior securities

        None.

Item 4. Submission of matters to a vote of security holders

        None.

Item 5. Other information

        None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

        27.1   Financial Data Schedule.

(b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 1999 describing the Merger Agreement executed among Box Hill, BH Acquisition Corp. and Artecon.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                           BOX HILL SYSTEMS CORP.

Date: May 14, 1999                      By /s/ Philip Black
                                           -------------------------------------
                                           Philip Black
                                           Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 14, 1999                      By /s/ Philip Black
                                           -------------------------------------
                                           Philip Black
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 14, 1999                      By /s/ R. Robert Rebmann, Jr.
                                           -------------------------------------
                                           R. Robert Rebmann, Jr.
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)