Form 10-Q
period 1999-06-30
DOT HILL SYSTEMS CORP
filed 1999-08-16
CIK 1042783

-------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

Commission file number 1-13317

                            DOT HILL SYSTEMS CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                                 13-3460176
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

161 Avenue of the Americas, New York, NY                    10013
----------------------------------------                -------------
(Address of principal executive offices)                  (Zip Code)

                                (212) 989-4455
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                            Box Hill Systems Corp.
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

Common Stock, $.01 par value, 23,827,697 shares outstanding as of August 11, 1999.


-------------------------------------------------------------------------------

                   DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                         f/k/a Box Hill Systems Corp.

                                    INDEX





                                                                            Page


Part I.  Financial Information

   Item 1.  Condensed Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets - June 30, 1999
               and December 31, 1998                                         1

            Condensed Consolidated Statements of Income - Three and Six
               months ended June 30, 1999 and 1998                           2

            Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1999 and 1998                       3

            Notes to Condensed Consolidated Financial Statements             4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk       15


Part II.  Other Information

   Item 1.  Legal Proceedings                                               16

   Item 2.  Changes in Securities                                           16

   Item 3.  Defaults upon senior securities                                 16

   Item 4.  Submission of matters to a vote of security holders             16

   Item 5.  Other information                                               17

   Item 6.  Exhibits and reports on Form 8-K                                17

Signatures                                                                  18

Item 1.  Condensed Consolidated Financial Statements

                   DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                         f/k/a Box Hill Systems Corp.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                   (in thousands, except share information)


                                                      June 30,      December 31,
                                                        1999           1998
                                                    -----------     ------------
ASSETS                                              (unaudited)

Current assets:
  Cash and cash equivalents......................... $ 58,436        $ 54,214
  Short-term investments............................    2,800           3,500
  Accounts receivable, net..........................   11,187          13,601
  Inventories.......................................    8,475           8,091
  Prepaid expenses and other........................    1,690           1,220
  Prepaid income taxes..............................      180             737
  Deferred income taxes.............................      984             984
                                                     --------        --------
    Total current assets............................   83,752          82,347
  Property and equipment, net.......................    1,232           1,331
  Deferred income taxes.............................      191             191
                                                     --------        --------
                                                     $ 85,175        $ 83,869
                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................. $ 11,147        $  9,796
  Accrued expenses..................................    3,286           4,008
  Customer deposits.................................    1,507           2,173
  Deferred revenue..................................    2,818           2,455
                                                     --------        --------
    Total current liabilities.......................   18,758          18,432
                                                     --------        --------
Deferred rent.......................................      297             287
                                                     --------        --------
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued..................       --              --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 14,363,588 and 14,327,081 shares
    issued and outstanding..........................      144             143
  Additional paid-in capital........................   57,202          57,157
  Retained earnings.................................    8,774           7,850
                                                     --------        --------
    Total shareholders' equity......................   66,120          65,150
                                                     --------        --------
                                                     $ 85,175        $ 83,869
                                                     ========        ========



       The accompanying notes are an integral part of these statements.

                   DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                         f/k/a Box Hill Systems Corp.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (in thousands, except per share information)
                                 (unaudited)


                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                        -------------------  ------------------
                                          1999       1998      1999       1998
                                        --------   --------  --------  --------
Net revenue............................ $ 13,980   $ 19,802  $ 28,265  $ 35,847
Cost of goods sold.....................    9,745     12,509    19,138    23,028
                                        --------   --------  --------  --------
    Gross profit.......................    4,235      7,293     9,127    12,819
                                        --------   --------  --------  --------
Operating expenses:
  Engineering and product development..      649        662     1,322     1,308
  Sales and marketing..................    1,832      2,131     3,950     4,130
  General and administrative...........    1,634      1,456     3,260     2,738
                                        --------   --------  --------  --------
                                           4,115      4,249     8,532     8,176
                                        --------   --------  --------  --------
    Operating income...................      120      3,044       595     4,643
Interest income........................      466        479       908       985
                                        --------   --------  --------  --------
    Income before income taxes.........      586      3,523     1,503     5,628
Income tax provision...................      226      1,417       579     2,227
                                        --------   --------  --------  --------
Net income............................. $    360   $  2,106  $    924  $  3,401
                                        ========   ========  ========  ========
Basic net income per share............. $    .03   $    .15  $    .06  $    .24
                                        ========   ========  ========  ========
Diluted net income per share........... $    .02   $    .14  $    .06  $    .23
                                        ========   ========  ========  ========


       The accompanying notes are an integral part of these statements.

                   DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                         f/k/a Box Hill Systems Corp.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                            1999        1998
                                                          -------     --------
Operating activities:
  Net income............................................. $   924     $  3,401
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities--
      Depreciation and amortization......................     187          164
      Other..............................................       8           20
      Changes in assets and liabilities--
        Accounts receivable..............................   2,414       (4,752)
        Inventories......................................    (384)      (1,833)
        Prepaid expenses and other.......................    (470)        (714)
        Prepaid income taxes.............................     557           --
        Accounts payable.................................   1,351          738
        Accrued expenses.................................    (722)         568
        Customer deposits................................    (666)          39
        Deferred revenue.................................     363          258
        Income taxes payable.............................      --          (36)
                                                          -------     --------
          Net cash provided by (used in)operating
            activities...................................   3,562       (2,147)
                                                          -------     --------
Investing activities:
  Sale of short-term investments.........................     700        3,805
  Purchases of property and equipment....................     (88)        (158)
                                                          -------     --------
          Net cash provided by investing activities......     612        3,647
                                                          -------     --------
Financing activities:
  Proceeds from exercise of stock options................      23          100
  Proceeds from Employee Stock Purchase Plan.............      25           75
  Distributions to S Corporation shareholders............      --         (227)
                                                          -------     --------
          Net cash provided by (used in) financing
            activities...................................      48          (52)
                                                          -------     --------
Net increase in cash and cash equivalents................   4,222        1,448
Cash and cash equivalents, beginning of period...........  54,214       40,897
                                                          -------     --------
Cash and cash equivalents, end of period................. $58,436      $42,345
                                                          =======     ========
Supplemental cash flow disclosure:
  Cash paid for income taxes............................. $    --      $ 2,272
                                                          -------     --------




       The accompanying notes are an integral part of these statements.

                   DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                         f/k/a Box Hill Systems Corp.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)

1.  Basis of Presentation:

On August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") merged in a stock-for-stock transaction which shall be accounted for as a pooling-of-interests. Upon consummation of the transaction, Artecon became a wholly-owned subsidiary of Box Hill. On that same day, Box Hill changed its name to Dot Hill Systems Corp. ("Dot Hill"). See "Note 4-Subsequent Event."
The accompanying financial statements are those of Box Hill and do not include those of Artecon.

The accompanying unaudited condensed consolidated financial statements of Dot Hill, formerly known as Box Hill, and its subsidiaries (the "Company"), as of June 30, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year financial statements to conform to current year financial statement presentation.

Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Earnings Per Share:

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. The following table sets forth the reconciliation of basic to diluted shares used in computing net income per share (in thousands):

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                         ----------------     ----------------
                                          1999      1998       1999      1998
                                         ------    ------     ------    ------
Shares used in computing basic
  net income per share.................  14,362    14,263     14,350    14,242
Dilutive effect of options.............     649       789        651       817
                                         ------    ------     ------    ------
Shares used in computing diluted
  net income per share.................  15,011    15,052     15,001    15,059
                                         ======    ======     ======    ======

For the three and six months ended June 30, 1999, options to purchase 255,500 shares of the Company's common stock were outstanding at exercise prices ranging from $6.25 to $15.00, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common stock.


3.  Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials.


4.  Subsequent Event:

On August 2, 1999, Box Hill and Artecon, Inc. completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction, which will be accounted for as a pooling-of-interests. As a result of the Merger, Artecon became a wholly-owned subsidiary of Box Hill. The combined company is now called Dot Hill Systems Corp., and is trading under the ticker symbol HIL on the New York Stock Exchange. Under the terms of the Merger agreement, Box Hill issued 0.4 shares of its common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible preferred A stock was converted into 719,037 shares of the Company's common stock

The following is a summary of the Company's pro forma results of operations as if Box Hill and Artecon were combined for all periods presented.

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                         ----------------     ----------------
                                          1999      1998       1999      1998
                                        -------   -------    -------   -------
Net revenue............................ $33,137   $46,747    $65,749   $76,531
Net income (loss)......................     925     2,175        336   (14,204)
Basic net income (loss) per share......     .04       .10        .01      (.62)
Diluted net income (loss) per share....     .04       .09        .01      (.62)

The above pro forma financial information does not include estimated direct charges of $5.0 million related to the Merger, which will be charged to expense in the quarter ended September 30, 1999. The pro forma financial information for the six months ended June 30, 1998 includes a $14.5 million charge for acquired in-process research and development.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the successful integration of the operations and businesses of Box Hill and Artecon, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements follow. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the most recent Forms 8-K and Forms 10-K filed by Box Hill and Artecon, and the registration / joint proxy statement filed in connection with the Merger.

The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, as well as its new products, including Fibre Channel and Storage Area Network (SAN) technologies, obsolete and unmarketable. Also, a number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes makes accurate market predictions difficult. In recent periods, the Company's revenue and earnings results have fallen short of market projections; in this current period, earnings and revenue results fell short of certain market projections, and such shortfalls could occur again in the future. The Company relies on other companies to supply components for its products, and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenue to date has been derived from sales to customers in the financial services industry and the telecommunications industry. Historically, a majority of the Company's net revenue in each year has been derived from a limited number of customers. The Merger and the Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its geographic reach. The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. The Company has no patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures, which measures may prove to be inadequate.

There are certain risks involved with the Merger, including, among others, the combined company's ability to integrate the businesses following the Merger. For a more detailed list of some of the risks and uncertainties related to the Merger, please see the registration / joint proxy statement filed in connection with the Merger.

In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted. The Company and four of its principal officers and directors were named defendants in shareholder lawsuits filed on and after December 4, 1998, which allege various securities law violations and seek monetary damages. See "Part II Item 1. Legal Proceedings".

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

The Company is an independent provider of high performance storage and Storage Area Network ("SAN") solutions to the open systems computing market. The Company designs, manufactures, markets and supports data storage systems, and markets and supports data storage back-up systems for the Open Systems computing environment. For financial reporting purposes, the Company operates in one business segment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries. Targeted industries, to date, include financial services, telecommunications, health care, government/defense and academia. The Company's international strategy has been to use distributors located outside of the United States for product distribution. Since its inception, the Company has focused exclusively on providing storage solutions for high-end customers, primarily in the UNIX environment. The Company initially focused on the financial services industry in response to that industry's need for high-availability, high- performance, fault-tolerant storage systems and high levels of customer and technical support. The Company believes that it has been able to leverage its position as a company focused exclusively on storage solutions to bring new products to market faster than certain competitors. The Company has financed its growth primarily with cash generated from operations and from its initial public offering of its common stock on September 16, 1997.

The Company's manufacturing operations consist primarily of assembly and integration of components and subassemblies into its products, with certain of those components and subassemblies manufactured by independent contractors. Generally the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have covered the majority of its warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

On August 2, 1999, Box Hill and Artecon, Inc. completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction, which will be accounted for as a pooling-of-interests. As a result of the Merger, Artecon became a wholly-owned subsidiary of Box Hill. The combined company is now called Dot Hill Systems Corp., and is trading under the ticker symbol HIL on the New York Stock Exchange.


Results of Operations

The following table sets forth certain items from the Company's income statements as a percentage of net revenue for the periods indicated:

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                         ----------------     ----------------
                                          1999      1998       1999      1998
                                         ------    ------     ------    ------
Net revenue............................. 100.0%    100.0%     100.0%    100.0%
Cost of goods sold......................  69.7      63.2       67.7      64.2
                                         ------    ------     ------    ------
    Gross profit........................  30.3      36.8       32.3      35.8
                                         ------    ------     ------    ------

Operating expenses:
  Engineering and product development...   4.6       3.3        4.7       3.6
  Sales and marketing...................  13.1      10.8       14.0      11.5
  General and administrative............  11.7       7.3       11.5       7.7
                                         ------    ------     ------    ------
    Total operating expenses............  29.4      21.4       30.2      22.8
                                         ------    ------     ------    ------
  Operating income......................   0.9%     15.4%       2.1%     13.0%
                                         ======    ======     ======    ======


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998:

NET REVENUE - Net revenue decreased 29.3% to approximately $14.0 million for the three months ended June 30, 1999 from approximately $19.8 million for the three months ended June 30, 1998. The decrease resulted primarily from a decrease in sales volume to all market segments served by the Company coupled with price reductions.

Net revenue from the sales of Fibre Channel and SAN Networking equipment decreased $0.2 million to $0.9 million for the three months ended June 30, 1999, from $1.1 million for the three months ended June 30, 1998. The decrease is due to price reductions, offset by the introduction of SAN Networking equipment. Net revenue from the sales of RAID products decreased $1.0 million to $3.0 million for the three months ended June 30, 1999, from $4.0 million for the three months ended June 30, 1998, due to a decrease in sales volume coupled with price reductions. Net revenue from the sales of legacy (SCSI-JBOD) disk storage products and services decreased $1.8 million to $6.8 million for the three months ended June 30, 1999, from $8.6 million for the comparable period of 1998, also due to a decrease in sales volume coupled with price reductions. Net revenue from the sales of back-up products decreased $2.8 million to $3.3 million for the three months ended June 30, 1999, from $6.1 million for the three months ended June 30, 1998, due to a decrease in volume.

GROSS PROFIT - Gross profit decreased 42.5% to $4.2 million for the three months ended June 30 1999, from $7.3 million for the comparable period of 1998. As a percentage of net revenue, gross profit decreased from 36.8% to 30.3%. The decrease was primarily a result of increased competition and related price reductions, a different product mix and the impact of fixed costs as a percentage of net revenue.

ENGINEERING AND PRODUCT DEVELOPMENT - Engineering and product development expenses consist primarily of employee compensation, engineering equipment, cost of supplies and fees paid for third-party design services. To date, no software development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for such capitalization have been relatively insignificant. Due to a decrease in research and development equipment purchases, partially offset by an increase in the number of employees engaged in research and development, engineering and product development expenses decreased 14.3% to $0.6 million for the three months ended June 30, 1999, from $0.7 million for the same period in 1998. As a percentage of net revenue, engineering and product development expenses increased to 4.6% for the three months ended June 30, 1999 from 3.3% for the comparable period of 1998.

SALES AND MARKETING - Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses decreased 14.3% to $1.8 million for the three months ended June 30, 1999 from $2.1 million for the three months ended June 30, 1998. The decrease was due primarily to a decrease in sales commissions based on the decrease in net revenue, partially offset by an increase in the direct sales force and field service staff. As a percentage of net revenue, sales and marketing expenses increased to 13.1% for the three months ended June 30, 1999 from 10.8% for the comparable period of 1998.

GENERAL AND ADMINISTRATIVE - General and administrative expenses consist primarily of compensation to the officers and employees performing the Company's administrative functions and expenditures for its administrative facilities. General and administrative expenses increased 6.7% to $1.6 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998. As a percentage of net revenue, general and administrative expenses increased to 11.7% for the three months ended June 30, 1999 from 7.3% for the comparable period of 1998. The increase is primarily due to professional fees related to the shareholder class action lawsuit described herein.

INTEREST INCOME - Interest income, the majority of which is exempt from federal income taxes, consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income remained constant at $0.5 million for the three months ended June 30, 1999 and 1998.

INCOME TAX PROVISION - The Company's effective income tax rate was 38.5% for the three months ended June 30, 1999, reflecting federal, state and local taxes, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation. The Company's effective income tax rate was 40.2% for the three months ended June 30, 1998, reflecting federal, state and local taxes, and a charge for estimated prior years' taxes as a result of a voluntary disclosure agreement entered into with one state, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:

NET REVENUE - Net revenue decreased 20.9% to $28.3 million for the six months ended June 30, 1999, from $35.8 million for the six months ended June 30, 1999. The decrease resulted from a decrease in volume from sales to all market segments served by the Company, coupled with price reductions.

Net revenue from sales of Fibre Channel and SAN Networking equipment increased $0.6 million to $1.9 million for the six months ended June 30, 1999, compared to $1.3 million for the six months ended June 30, 1998. The increase is due to the introduction of SAN Networking equipment, partially offset by price reductions. Net revenue from sales of RAID products decreased $1.3 million, to $5.4 million for the six months ended June 30, 1999, compared to $6.7 million for the six months ended June 30, 1998, due to price reductions and slower than anticipated growth, particularly in the financial services market and in the Northeast region of the country. Net revenue from sales of legacy (SCSI-JBOD) disk storage products and services decreased $2.8 million to $13.2 million for the six months ended June 30, 1999, compared to $16.0 million for the comparable period of 1998, also due to price reductions and slower than anticipated growth. Net revenue from sales of back-up products decreased $4.0 million to $7.8 million for the six months ended June 30, 1999, compared to $11.8 million for the comparable period of 1998, due to a decrease in volume.

GROSS PROFIT - Gross profit decreased 28.9% to $9.1 million for the six months ended June 30, 1999, from $12.8 million for the comparable period of 1998. As a percentage of net revenue, gross profit decreased from 35.8% to 32.3%, primarily as a result of increased competition and related sales price reductions, a different product mix and the impact of fixed costs as a percentage of net revenue.

ENGINEERING AND PRODUCT DEVELOPMENT - Engineering and product development remained constant at $1.3 million for the six months ended June 30, 1999 and 1998. As a percentage of net revenue, engineering and product development increased to 4.7% for the six months ended June 30, 1999 from 3.6% for the comparable period of 1998.

SALES AND MARKETING - Sales and marketing expenses decreased slightly to $4.0 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998. The decrease was due primarily to a decrease in sales commissions based on the decrease in net revenue, partially offset by an increase in the direct sales force and field service staff. As a percentage of net revenues, sales and marketing expenses increased to 14.0% for the six months ended June 30, 1999 from 11.5% for the comparable period of 1998.

GENERAL AND ADMINISTRATIVE - General and administrative expenses increased 22.2% to $3.3 million for the six months ended June 30, 1999 from $2.7 million for the six months ended June 30, 1998. As a percentage of net revenues, general and administrative expenses increased to 11.5% for the six months ended June 30, 1999 from 7.7% for the comparable period of 1998. The increase is primarily due to additional rents and office expenses from expanded facilities, professional fees related to the shareholder class action lawsuit described herein, payroll increases and additional staff seminars and training.

INTEREST INCOME - Interest income consists primarily of income earned on the Company's cash and cash equivalents and short-term investments. Interest income decreased 10.0% to $0.9 million for the six months ended June 30, 1999 from $1.0 million for the six months ended June 30, 1998, as a result of general short-term interest rate fluctuations.

INCOME TAX PROVISION - For the six months ended June 30, 1999, the Company's effective income tax rate was 38.5%, reflecting federal, state and local taxes, partially offset by research and development credits and a favorable tax benefit from the company's foreign sales corporation. For the six months ended June 30, 1998, the Company's effective income tax rate was 39.6%, reflecting federal, state, and local taxes, and a charge for estimated prior years' taxes as a result of a voluntary disclosure agreement entered into with one state, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation.


Liquidity and Capital Resources

As of June 30, 1999, the Company had $61.2 million of cash and cash equivalents and short-term investments and no bank indebtedness. As of June 30, 1999, working capital was $65.0 million.

For the six months ended June 30, 1999, cash provided by operating activities was $3.6 million compared to cash used in operating activities of $2.1 million for the same period in 1998. The increase in net cash provided by operating activities is mainly due to a decrease in accounts receivable and a smaller increase in inventories as compared to the 1998 period, partially offset by a decrease in net income.

Cash provided by investing activities of $0.6 million and $3.6 million for the six months ended June 30, 1999 and 1998, respectively, primarily consist of the sale of short-term investments. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months.

Cash provided by financing activities was $48,000 for the six months ended June 30, 1999, as a result of proceeds from the exercise of stock options under the Company's 1995 Stock Incentive Plan and from the Company's 1997 Employee Stock Purchase Plan.

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

As of August 5, 1999, the Company paid approximately $12.7 million of debt of Artecon. In addition, the Company expects to incur approximately $5.0 million of direct charges related to the Merger, which will be charged to expense in the quarter ended September 30, 1999.

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

Competitive pricing pressures exist in the data storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. The Company believes that pricing pressures are likely to continue as competitors of the Company develop more competitive product offerings.

Many of the Company's current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing, and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Consolidations may also limit the supply of key components or third party products available to the Company. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Increased competition is likely to result in price reduction, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

Year 2000

The "Year 2000 problem" describes the world-wide concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as the year 1900 and malfunction on January 1, 2000 or thereafter. In this section, the Company summarizes the anticipated impact of the Year 2000 on the Company.


About this Statement

Evaluations concerning the Year 2000 problem are periodically evolving. Accordingly, to the extent that this statement contradicts earlier statements made by the Company, this statement supersedes those prior statements. Readers should also be aware that the Company's evaluation of certain aspects of its Year 2000 readiness is based on statements by other parties. The Company often cannot verify the veracity of those statements, which may have been made in error.


The Company's Products

The Company believes the current version of all products manufactured by the Company will function normally after the Year 2000.

Most of the Company's products do not keep track of dates as part of their normal operation and therefore are Year 2000 compliant by nature. Products currently manufactured by the Company that use dates are the Company's RAID Box 5300 Turbo + and RAID Box 5300 Turbo HS systems. While these products keep track of dates for system management purposes, their normal function is not affected by dates. The systems only note the date when it sends a message (usually read by a member of a MIS department) about the system. That message displays the date, for informational purposes only, in a two-digit form. After the year 2000, that two digit number will read 00, 01, and so on. The Company offers new versions of Firmware (that customers can download themselves free of charge) which allows the system to display the year in a four-digit format. Customers, and not the Company, are responsible for implementation of the new version of Firmware.

The Company does not know of any earlier products of material significance that it has manufactured that will not operate normally after the year 2000. However, the Company has not evaluated all such products. The Company continues to answer Year 2000 questions about specific products previously manufactured by the Company. The Company does not warrant or represent that obsolete, unsupported Company products are Year 2000 compliant, and the Company will not support such products for Year 2000 purposes.

The rights and remedies of customers as to Year 2000 date data functionality as to any the Company products are governed by applicable law and agreements between customers and the Company. The statements made herein by the Company do not enlarge the rights and remedies of any customers as to Year 2000 date data functionality and the Company makes no warranties or representations by virtue of this disclosure or otherwise regarding Year 2000 data functionality.


The Company's Internal Systems

The Company has evaluated its information technology infrastructure, made modifications and identified necessary upgrades. The Company expects that its infrastructure will be Year 2000 compliant by the third quarter of 1999. The Company also has evaluated or received information regarding its non-information technology infrastructure (office building systems, copiers, telephone system, etc.) for Year 2000 readiness and believes those systems are Year 2000 compliant. The machinery used by the Company to manufacture its products does not use dates, and therefore, is Year 2000 compliant by nature.


Readiness of Third Parties and Third Party Products Resold or Licensed by The Company

The Company has requested confirmation of the Year 2000 readiness of third party products of material significance to the Company, which the Company currently resells, licenses or uses to manufacture its own products. However, the Company does not and will not take responsibility for the Year 2000 compliance of such products, and continues to direct customers to the respective manufacturers of those products for final Year 2000 compliance information and assurances.

The Company has not confirmed the Year 2000 readiness of all third party products resold or integrated by the Company and has not confirmed the readiness of products which are not resold or licensed by the Company but which may, in some way, interface or interconnect with the Company products or products manufactured by third parties that the Company either resells or licenses. The Company does not, and will not, take responsibility for Year 2000 compliance of such products.

The Company is in the process of requesting information about the internal Year 2000 readiness of those third parties that supply the Company with key products and services. To date, all third parties contacted have stated they believe their products will be compliant. However, the Company is incapable of testing or knowing the accuracy of such statements and has not received information from all such third parties.


Costs Associated with Year 2000 Compliance

To date, the Company has not hired any additional employees or made any significant purchases to carry out its Year 2000 compliance program. At this time, the Company is not aware of any material future expenses that will be required to enable Year 2000 compliance.


Risks Associated with the Year 2000

The full impact of the Year 2000 will not be known until January 1, 2000. Again, the Company is not aware, at this time, of any Year 2000 non-compliance that will not be substantially corrected by the Year 2000 and that will materially affect the Company. However, some risks that the Company may encounter include: the failure of its internal information system, limitations in its work environment, a slow down in orders due to customers' business failures, a slow down in customers' ability to make payments, the inability of suppliers to provide necessary materials, the inability to receive heat, electricity, water treatment services or other products or services, and the inability of carriers to ship the Company's products to customers. Even if the Company and its products are ready for the Year 2000, the Company still may be unable to conduct business after January 1, 2000 due to failures beyond its control, such as failures of transportation, local and nationwide, banking systems, municipal services, and other parties.


Contingency Plans

The Company has certain contingency plans in place to conduct business in the event of Year 2000 malfunctions. If certain third party suppliers become unable to provide materials or services, the Company will utilize substitute providers who have been identified to provide the necessary materials and services. Should the Company's internal information systems fail, the Company plans to manually perform the paperwork necessary to conduct business.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1998. However, the average interest rate earned on the Company's cash equivalents and short-term investments decreased from 3.6% for the year 1998 to 3.1% during the six months ended June 30, 1999, resulting in a decrease in interest income of approximately $77 thousand for the six months ended June 30, 1999 compared to the same period in 1998. The Company does not believe these changes will have a significant impact on its liquidity and capital resources.

                   DOT HILL SYSTEMS COPR. AND SUBSIDIARIES
                         f/k/a Box Hill Systems Corp.


Part II - Other Information


Item 1.   Legal Proceedings

Four putative shareholder class action law suits were filed, and have since been consolidated into a single action, against the Company, Philip Black, Carol Turchin, Benjamin Monderer, Mark Mays, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering") in the United States District Court for the Southern District of New York. The putative class actions were filed on behalf of purchasers of the stock of the Company during the period between September 16, 1997 and April 14, 1998. Plaintiffs allege that, in violation of federal securities laws, defendants made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering.

On May 3, 1999, the Company filed a motion to dismiss the consolidated complaint. The motion has not yet been ruled upon. The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend against those claims. However, the Company expects to incur additional significant legal expense in 1999 defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's 1999 results.

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

         None.


Item 3.  Defaults upon senior securities

         None.


Item 4.  Submission of matters to a vote of security holders

         None.

Item 5.  Other information

      On or about July 9, 1999, Box Hill mailed the prospectus/joint proxy statement to its shareholders with respect to the Merger. At the special meeting on August 2, 1999, the shareholders of the Company approved (i) the Merger and the issuance of shares of Common Stock to the Artecon stockholders, (ii) the change in the name of the Company, (iii) the adoption of a classified board of directors and (iv) an increase in the number of shares authorized for issuance under the Company's stock option plan and stock purchase plan.


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


                                           DOT HILL SYSTEMS CORP.

Date: August 16, 1999                 By   /s/ Philip Black
                                           -------------------------------
                                           Philip Black
                                           Co-Chief Executive Officer


Date: August 16, 1999                 By   /s/ James L. Lambert
                                           -------------------------------
                                           James L. Lambert
                                           Co-Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: August 16, 1999                 By   /s/ Philip Black
                                           -------------------------------
                                           Philip Black
                                           Co-Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 16, 1999                 By   /s/ James L. Lambert
                                           -------------------------------
                                           James L. Lambert
                                           Co-Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 16, 1999                 By   /s/ R. Robert Rebmann, Jr.
                                           -------------------------------
                                           R. Robert Rebmann, Jr.
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)