Form 10-Q
period 1999-09-30
DOT HILL SYSTEMS CORP
filed 1999-11-15
CIK 1042783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 1-13317

                             DOT HILL SYSTEMS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       New York                                                        13-3460176
--------------------------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

            6305 El Caminio Real, Carlsbad, CA                                            92009
--------------------------------------------------------------            ------------------------------------
          (Address of principal executive offices)                                      (Zip Code)


                                 (760) 931-5500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             Box Hill Systems Corp.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 23,870,459 shares outstanding as of November 10, 1999.

================================================================================

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                        (FORMERLY BOX HILL SYSTEMS CORP.)

                                      INDEX


                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets-September 30,1999
                     and December 31, 1998                                                   1

           Condensed Consolidated Statements of Operations-Three and Nine
                months ended September 30, 1999 and 1998                                     3

           Condensed Consolidated Statements of Cash Flows-
                Nine months ended September 30, 1999 and 1998                                4

           Notes to Condensed Consolidated Financial Statements                              5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               8

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk                        18

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                19

  Item 2.  Changes in Securities                                                            19

  Item 3.  Defaults upon senior securities                                                  19

  Item 4.  Submission of matters to a vote of security holders                              19

  Item 5.  Other information                                                                20

  Item 6.  Exhibits and reports on Form 8-K                                                 20

SIGNATURES                                                                                  21

PART I. - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                        (FORMERLY BOX HILL SYSTEMS CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                      September 30,   December 31,
                                          1999            1998
                                      -------------   -------------
ASSETS                                 (unaudited)

Current assets:
   Cash and cash equivalents .....    $      42,906   $      56,307
   Short-term investments ........            4,100           3,500
   Accounts receivable, net ......           22,783          25,832
   Inventories ...................           13,122          19,764
   Prepaid expenses and other ....            2,410           3,190
   Prepaid income taxes ..........              737             737
   Deferred income taxes .........            6,770           4,223
                                      -------------   -------------

          Total current assets ...           92,828         113,553

Property and equipment, net ......            2,448           2,967

Deferred income taxes ............            7,311           8,085

Goodwill, net ....................              580           1,252

Other intangible assets, net .....              378           1,059

Other assets .....................               48             114
                                      -------------   -------------
                                      $     103,593   $     127,030
                                      =============   =============


                                  (continued)

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                        (FORMERLY BOX HILL SYSTEMS CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)


                                                                         September 30,      December 31,
                                                                             1999              1998
                                                                         -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                      (unaudited)
Current liabilities:

   Current portion of long-term debt ................................    $          --     $         483
   Accounts payable .................................................           15,813            19,459
   Accrued expenses .................................................            6,061             6,690
   Restructuring accruals ...........................................            4,265             1,254
   Customer deposits ................................................            1,710             2,173
   Deferred revenue .................................................            3,408             3,842
   Income taxes payable .............................................              786               785
                                                                         -------------     -------------

           Total current liabilities ................................           32,043            34,686
Borrowings under lines of credit ....................................              278            10,552
Long-term debt ......................................................                -             1,356
Deferred rent and other long-term liabilities .......................              443               420
Minority interest ...................................................               42                52
                                                                         -------------     -------------

Total liabilities ...................................................           32,806            47,066
                                                                         -------------     -------------

Shareholders' equity:

Convertible preferred A shares, $.005 par value, 2,494,159 shares
   issued and outstanding, at December 31, 1998 .....................               --                12

   Preferred stock $.01 par value, 5,000,000 shares authorized, none issued

   Common stock, $.01 par value, 40,000,000 shares
     authorized, 23,845,350 and 23,009,881 shares issued
     and outstanding ................................................              238               230

   Additional paid-in capital .......................................           96,952            96,775
   Foreign currency translation adjustment ..........................              (68)              (62)
   Accumulated Deficit ..............................................          (26,335)          (16,991)
                                                                         -------------     -------------
           Total shareholders' equity ...............................           70,787            79,964
                                                                         -------------     -------------
                                                                         $     103,593     $     127,030
                                                                         =============     =============


        The accompanying notes are an integral part of these statements.

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                        (FORMERLY BOX HILL SYSTEMS CORP.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  (in thousands, except per share information)
                                  (unaudited)


                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                        ---------------------------         ---------------------------
                                                           1999              1998              1999              1998
                                                        ---------         ---------         ---------         ---------
Net revenue ..........................................  $  28,333         $  41,357         $  94,082         $ 135,117
                                                        ---------         ---------         ---------         ---------
Cost of goods sold ...................................     19,020            27,741            62,364            87,354
Inventory write-downs ................................      5,033               403             5,033               403
                                                        ---------         ---------         ---------         ---------

   Total cost of goods sold ..........................     24,053            28,144            67,397            87,757
                                                        ---------         ---------         ---------         ---------

        Gross profit .................................      4,280            13,213            26,685            47,360
                                                        ---------         ---------         ---------         ---------

Operating expenses:

   Sales and marketing ...............................      4,904             9,402            17,866            27,093
   Engineering and product development ...............      1,749             2,518             5,465             7,990
   General and administrative ........................      2,866             2,999             8,601             8,197
   Impairment of intangible assets ...................        937               580             1,224               580
   Restructuring and merger-related expenses .........      7,392             1,404             7,392             1,404
                                                        ---------         ---------         ---------         ---------

        Total operating expenses .....................     17,848            16,903            40,548            45,264
                                                        ---------         ---------         ---------         ---------

        Operating income (loss) ......................    (13,568)           (3,690)          (13,863)            2,096
                                                        ---------         ---------         ---------         ---------
Interest income ......................................        451               455             1,365             1,440
Interest expense .....................................       (140)             (282)             (651)             (754)
Other income(expense), net ...........................        (11)               10               385                15
Loss on foreign currency transactions, net ...........        (59)               (1)              (71)              (25)
                                                        ---------         ---------         ---------         ---------

                                                              241               182             1,028               676
                                                        ---------         ---------         ---------         ---------

        Income (loss) before income taxes ............    (13,327)           (3,508)          (12,835)            2,772

Income tax provision (benefit) .......................     (2,494)           (1,160)           (2,338)            1,368
                                                        ---------         ---------         ---------         ---------

Net income (loss) ....................................  $ (10,833)        $  (2,348)        $ (10,497)        $   1,404
                                                        =========         =========         =========         =========

Basic and diluted net income (loss) per share ........  $   (0.46)        $   (0.10)        $   (0.45)        $     .06
                                                        =========         =========         =========         =========


COMPREHENSIVE OPERATIONS:

Net income (loss) ....................................  $ (10,833)        $  (2,348)        $ (10,497)        $   1,404
   Foreign currency translation adjustments, net
      of tax .........................................         (6)             (291)               12                72
                                                        ---------         ---------         ---------         ---------


Comprehensive income (loss) ..........................  $ (10,839)        $  (2,639)        $ (10,485)        $   1,476
                                                        =========         =========         =========         =========


        The accompanying notes are an integral part of these statements.

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                        (FORMERLY BOX HILL SYSTEMS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                        1999             1998
                                                                      --------         --------
Operating activities:

   Net income (loss) ............................................     $(10,497)        $  1,404
   Adjustments to reconcile net income (loss) to net cash used in operating activities--

         Depreciation and amortization ..........................        1,151            3,658
         Adjustment for change in Artecon year-end ..............        1,153               --
         Deferred income taxes ..................................       (1,773)          (2,166)
         Inventory write-down ...................................        5,033              403
         Impairment of intangible assets ........................          937              880
         Changes in operating assets and liabilities:
           Accounts receivable ..................................        3,049           (3,320)
           Inventories ..........................................        1,609           (3,081)
           Prepaid expenses and other ...........................          831             (456)
           Accounts payable .....................................       (3,646)          (1,410)
           Accrued expenses .....................................         (629)             173
           Accrued restructuring liability ......................        3,011           (4,175)
           Customer deposits ....................................         (463)            (255)
           Deferred revenue .....................................         (434)             165
           Long-term liabilities ................................           23              186
           Income taxes payable .................................            1             (345)
                                                                      --------         --------
                Net cash used in operating activities ...........         (644)          (8,339)
                                                                      --------         --------
Investing activities:
   Sale (purchase) of short-term investments ....................         (600)           3,805
   Purchases of property and equipment ..........................         (211)            (978)
                                                                      --------         --------
                Net cash (used in) provided by investing
                   activities ...................................         (811)           2,827
                                                                      --------         --------

Financing activities:

   Distribution to S Corporation shareholders ...................           --             (227)
   Proceeds from exercise of stock options ......................           51              172
   Proceeds from Employee Stock Purchase Plan ...................          122              274
   Proceeds from borrowings under line of credit ................       23,139           40,754
   Payments on bank and other borrowings ........................      (35,252)         (37,784)
                                                                      --------         --------

      Net cash (used in) provided by financing activities .......      (11,940)           3,189
                                                                      --------         --------

Effect of exchange rate changes on cash .........................           (6)              72
                                                                      --------         --------

Net decrease in cash and cash equivalents .......................      (13,401)          (2,251)

Cash and cash equivalents, beginning of period ..................       56,307           48,889
                                                                      --------         --------

Cash and cash equivalents, end of period ........................     $ 42,906         $ 46,638
                                                                      ========         ========
Supplemental cash flow disclosure:
   Cash paid for income taxes ...................................     $     39         $  3,976
                                                                      ========         ========
   Cash paid for interest .......................................     $    642         $    554
                                                                      ========         ========


        The accompanying notes are an integral part of these statements.

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                       (FORMERLY BOX HILL SYSTEMS CORP.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)
                                  (unaudited)

1.    BASIS OF PRESENTATION:

Effective August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") were merged in a tax-free, stock-for-stock transaction which was accounted for as a pooling of interests (the "Merger") (see Note 4). In connection with the Merger, the combined company changed its name to Dot Hill Systems Corp ("Dot Hill" or the "Company"). The accompanying historical financial statements of Dot Hill have been retroactively restated to reflect the Merger. The financial statements for the three months and nine months ended September 30, 1999 reflect the results of Dot Hill from the August 2, 1999 Merger date through September 30, 1999, in addition to the combined results of Box Hill and Artecon from January 1, 1999 through the Merger date. The financial statements for the 1998 periods reflect Box Hill's results of operations for the three and nine month periods ended September 30, 1998 combined with Artecon's results of operations for their three and nine month periods ended December 31, 1998, respectively. As a result of the Merger, Artecon changed its fiscal year end to December 31. Artecon's net loss of $1,153 for the three months ended March 31, 1999, which is included in the Company's results of operations for the nine months ended September 30, 1999, has also been included in the Company's results of operations for the year ended December 31, 1998 and, therefore was adjusted for within shareholder's equity. The following is a summary of Artecon's results of operations for the three months ended March 31, 1999:

      Revenue..........................................             $18,327
      Net Loss.........................................             (1,153)
      Cash flows used in operating activities..........               (316)
      Cash flows used in investing activities..........                (39)
      Cash flows used in financing activities..........             (1,804)


The accompanying unaudited condensed consolidated financial statements of Dot Hill, formerly known as Box Hill, and its subsidiaries, as of September 30, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year financial statements to conform to current year financial statement presentation.

Operating results for the three and nine month periods ended September 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K/A, filed October 1, 1999, for the year ended December 31, 1998, which presents Supplemental Financial Data to reflect the retroactive restatement of the financial statements of Dot Hill and Artecon.

2.      EARNINGS PER SHARE:

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options and convertible preferred stock using the treasury stock method. Dilutive securities are not considered in periods with a loss. The following table sets forth the reconciliation of basic to diluted shares used in computing net income per share (in thousands):


                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                   --------------------        --------------------
                                                    1999          1998          1999          1998
                                                   ------        ------        ------        ------
Shares used in computing basic net income
   (loss) per share ..........................     23,566        22,933        23,221        22,865
Dilutive effect of options ...................          -             -             -           902
Convertible preferred stock ..................          -             -             -           719
                                                   ------        ------        ------        ------
Shares used in computing diluted net income
   (loss) per share ..........................     23,566        22,933        23,221        24,486
                                                   ======        ======        ======        ======


For the three and nine months ended September 30, 1999, all common stock equivalents were excluded from the computation of diluted net loss per share because a loss was incurred for the three and nine months periods. At September 30, 1999, options to purchase 1,269,800 shares of the Company's common stock were outstanding at exercise prices ranging from $.50 to $18.13. For the three months ended September 30, 1998, all common stock equivalents were excluded from the computation of diluted net loss per share because a loss was incurred for the period. At September 30, 1998, options to purchase 1,134,111 shares of the Company's common stock were outstanding at exercise prices ranging from $8.44 to $18.13.

3.      INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):


                                                         September 30,   December 31,
                                                              1999           1998
                                                         -------------  -------------
                     Purchased parts and materials ....   $      9,781  $      15,740
                     Work-in-process ..................            741            162
                     Finished goods ...................          2,600          3,862
                                                          ------------  -------------
                                                         $      13,122  $      19,764
                                                         =============  =============

4.      BOX HILL/ARTECON MERGER:

The Merger

Effective August 2, 1999, Box Hill and Artecon completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction which was accounted for as a pooling of interests. Under the terms of the Merger agreement, the Company issued 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible preferred A shares were exchanged for 719,037 shares of the Company's common stock.

Net revenue and net income (loss) for periods preceding the Merger were as follows (in thousands):


                         Six Months Ended    Nine Months Ended   Three Months Ended
                           June 30, 1999     September 30, 1998  September 30, 1998
                         ----------------    ------------------  ------------------
Revenue:

  Box Hill                 $      28,265       $      57,565       $      21,718
  Artecon                         37,484              77,552              19,639
                           -------------       -------------       -------------
     Total                 $      65,749       $     135,117       $      41,357
                           =============       =============       =============
Net income (loss)
   Box Hill                $         924       $       5,601       $       2,200
   Artecon                          (588)             (4,197)             (4,548)
                           -------------       -------------       -------------
     Total                 $         336       $       1,404       $      (2,348)
                           =============       =============       =============


Box Hill/Artecon Restructuring and Integration Plan

During the third quarter of 1999, the Company recorded expenses totaling $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger, as follows (in thousands):


             Inventory write-downs ...............    $ 5,033
             Professional fees ...................      4,029
             License termination .................      1,102
             Employee termination costs ..........      1,100
             Write-down of intangibles ...........        937
             Facility closures and related costs .        647
             Other integration costs .............        514
                                                      -------
                  Total ..........................    $13,362
                                                      =======


Management's restructuring and integration plan relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5,033 and $937, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1,102. Additionally, management's plan includes consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1,100, facility closure costs of $647 and other integration costs of $514. The Company expects to complete the plan during the fourth quarter of 1999. Management expects to incur additional merger and integration charges for severance and other costs that will be incurred during the fourth quarter of 1999. The major components of the charges and the remaining accrual balance as of September 30, 1999 are as follows (in thousands):

                                                                                 Accrued
                                                                             Restructuring
                                                 Expenses        Paid            Costs
                                              -------------  -------------   -------------
Professional services ..................      $       4,029  $      (2,535)  $       1,494
License termination ....................              1,102           (400)            702
Employee termination costs .............              1,100           (113)            987
Facility closures and related costs ....                647            (83)            564
Other integration costs ................                514           (410)            104
                                              -------------  -------------   -------------
   Total ...............................      $       7,392  $      (3,541)  $       3,851
                                              =============  =============   =============


The balance of the restructuring accrual at September 30, 1999 in the accompanying Financial Statements also includes reserves totaling $414 related to Artecon's restructurings in the first and third quarters of fiscal 1998.

5.      CLASS ACTION LAWSUIT

In December 1998, four shareholders class action lawsuits were filed against the Company, certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering"). These actions have since been consolidated into a single action. The actions were filed on behalf of purchasers of the Company's common stock during the period from September 16, 1997 to April 14, 1998 and allege that the Company made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering. The Company believes that has meritorious defenses to plaintiffs claims and intends to vigorously defend itself against those claims. Legal costs to defend the claims are expected to be material and will be charged to expenses as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements regarding the anticipated development, growth and expansion of the Company's business, the successful integration of the operations and businesses of Box Hill and Artecon, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth below in this Item 2. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the most recent Forms 8-K, 10-K, and 10-Q filed by Dot Hill and Artecon, and the registration / joint proxy statement filed in connection with the Merger.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

Dot Hill Systems Corp. ("Dot Hill" or the "Company") designs, manufactures, markets and supports high performance data storage systems for the open systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, internet service providers, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end users, when possible, and to use distributors. The Company focuses on providing storage solutions to high-end customers primarily in the UNIX, Windows NT and Novell environments. The Company's strategy is to leverage its expertise as a company focused exclusively on storage solutions.

Effective August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") completed a Merger ("the Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the merger agreement, Box Hill issued 8,734,523 shares of its Common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill Common stock in exchange for each share of Artecon Common stock outstanding. Additionally, Artecon's convertible preferred A shares were converted into 719,037 shares of Box Hill's Common stock. The historical financial statements of the Company have been retroactively restated to reflect the Merger. During the third quarter of 1999, the Company recorded expenses totaling $13.3 million related to the Merger and management's restructuring and integration plan associated with the Merger. Management expects to incur additional merger and integration charges for severance and other costs that will be incurred during the fourth quarter of 1999.

During fiscal 1997, Artecon and Storage Dimensions, Inc. ("SDI") completed a reverse merger accounted for as a purchase of SDI by Artecon, and changed its name to Artecon. As such, the historical financial results of Artecon for all years prior to the SDI merger are those of Artecon. Additionally, in August 1997, Artecon acquired substantially all of the assets and liabilities of Falcon. The acquisition was accounted for as a purchase.

The Company's manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company's products, with certain of those subassemblies manufactured by independent contractors. The Company's operations are primarily conducted from its facilities in Carlsbad, California and New York City. Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have reimbursed a significant portion of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components. Competitive pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on the Company's revenue and earnings. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings, and as larger, all-purpose computer vendors become more focused on their storage offerings.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the periods indicated:


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                     -------------------------       -------------------------
                                                       1999            1998            1999            1998
                                                     ---------       ---------       ---------       ---------
Net revenue ....................................         100.0%          100.0%          100.0%          100.0%
Cost of goods sold .............................          67.1            67.1            66.3            64.6
Inventory write-downs ..........................          17.8             1.0             5.3             0.3
                                                     ---------       ---------       ---------       ---------

        Gross profit ...........................          15.1            31.9            28.4            35.1
                                                     ---------       ---------       ---------       ---------

Operating expenses:

    Sales and marketing ........................          17.3            22.7            19.0            20.1
    Engineering and product development ........           6.2             6.1             5.8             5.9
    General and administrative .................          10.1             7.3             9.1             6.1
    Impairment of intangible assets ............           3.3             1.4             1.3             0.4
    Restructuring and merger-related expenses ..          26.1             3.4             7.9             1.0
                                                     ---------       ---------       ---------       ---------
        Total operating expenses ...............          63.0            40.9            43.1            33.5
                                                     ---------       ---------       ---------       ---------

    Operating income ...........................         (47.9)%          (9.0)%         (14.7)%           1.6%
                                                     =========       =========       =========       =========


The financial statements for the three and nine months ended September 30, 1999 reflect the results of Dot Hill from the August 2, 1999 Merger date through September 30, 1999, in addition to the combined results of Box Hill and Artecon from January 1, 1999 through the Merger date. The financial statements for the 1998 periods reflect Box Hill's results of operations for the three and nine months ended September 30, 1998 combined with Artecon's results of operations for their three and nine month fiscal periods ended December 31, 1998, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

Net revenue - Net revenue decreased 31.6% to $28.3 million for the three months ended September 30, 1999 from $41.4 million for the three months ended September 30, 1998. The decrease resulted from a decrease in volume of from sales coupled with price reductions. Comparisons of the Company's 1999 and 1998 three month results are difficult due to the significant corporate restructuring that the individual companies have undergone over the last several years, including Artecon's acquisition of Storage Dimensions in March 1998. The decrease in revenue was due in part to the Company's focus on the Merger and integration/restructuring issues, and the unwillingness of certain customers to purchase storage products due to Year 2000 concerns also played a role. During the third quarter of 1999, Dot Hill's sales of SCSI-based solutions accounted for approximately 55% of revenues, backup solutions accounted for 16% of revenues, services for approximately 8% of revenues, SANs for 5%, and other products and services for approximately 16% of revenues.

Gross profit - Gross profit decreased 67.4% to $4.3 million for the three months ended September 30, 1999, from $13.2 million for the comparable period of 1998, primarily as a result of lower revenue. As a percentage of net revenue, costs of goods sold remained flat at 67.1%, excluding inventory write-downs attributable to the Company's product line consolidation.

Sales and marketing - Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses decreased 47.9% to $4.9 million for the three months ended September 1999 from $9.4 million for the three months ended September 30, 1998. As a percentage of net revenue, sales and marketing expenses decreased to 17.3% for the three months ended September 30, 1999 from 22.7% for the comparable period of 1998. The decrease was primarily due to a decrease in the direct sales force and field service staff as a result of Artecon's restructuring and operational consolidations, which took place in fiscal 1998 after Artecon's merger with Storage Dimensions.

Engineering and product development - Engineering and product development expenses consist primarily of employee compensation, engineering equipment, cost of supplies and fees paid for third-party design services. To date, no software development expenses have been capitalized since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for such capitalization have been relatively insignificant. Engineering and product development expenses decreased 32% to $1.7 million for the three months ended September 30, 1999, from $2.5 million for the same period in 1998. The decrease is primarily due to Artecon's restructuring and operational consolidations in fiscal 1998. As a percentage of net revenue, engineering and product development expenses increased slightly to 6.2% for the three months ended September 30, 1999 from 6.1% for the comparable period of 1998.

General and administrative - General and administrative expenses consist primarily of compensation to the officers and employees performing the Company's administrative functions and expenditures for its administrative facilities. General and administrative expenses decreased slightly to $2.9 million for the three months ended September 30, 1999 from $3.0 million for the three months ended September 30, 1998. As a percentage of net revenue, general and administrative expenses increased to 10.1% for the three months ended September 30, 1999 from 7.3% for the comparable period of 1998 due to decreased revenue and the relatively fixed nature of these expenses.

Box Hill/Artecon Restructuring and Integration Plan

During the third quarter of 1999, the Company recorded expenses totaling $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger, as follows (in thousands):


              Inventory write-downs ................     $ 5,033
              Professional fees ....................       4,029
              License termination ..................       1,102
              Employee termination costs ...........       1,100
              Write-down of intangibles ............         937
              Facility closures and related costs ..         647
              Other integration costs ..............         514
                                                         -------
                 Total .............................     $13,362
                                                         =======


Management's restructuring and integration plans relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible asset write-downs of $5,033 and $937, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1,102. Additionally, management's plan includes consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1,100, facility closure costs of $647 and other integration costs of $514. The Company expects to complete the plan during the fourth quarter of

1999. Management expects to incur additional merger and integration charges for severance and other costs that will be incurred during the fourth quarter of 1999. The major components of the charges and the remaining accrual balance as of September 30, 1999 is as follows (in thousands):


                                            Initial                         Accrued
                                         Restructuring     Amounts       Restructuring
                                             Charge        Utilized          Costs
                                         -------------    ----------     -------------
Professional services ................     $    4,029     $   (2,535)     $    1,494
License termination ..................          1,102           (400)            702
Employee termination costs ...........          1,100           (113)            987
Facility closures and related costs ..            647            (83)            564
Other integration costs ..............            514           (410)            104
                                           ----------     ----------      ----------
   Total .............................     $    7,392     $   (3,541)     $    3,851
                                           ==========     ==========      ==========


Artecon's Restructuring - fiscal 1998 Third Quarter

In December 1998, Artecon's Board of Directors approved a plan to consolidate one of Artecon's engineering facilities from Milpitas, California, to Carlsbad, California, to consolidate certain domestic sales and service locations, and to eliminate certain product lines and development activities. Artecon recorded pre-tax restructuring charges of $1.8 million to cover the costs associated with these actions. The major components of the 1998 charges and the remaining accrual balance as of September 30, 1999 were as follows (in thousands):


                                       Initial                       Accrued
                                   Restructuring     Amounts       Restructuring
                                       Charge       Utilized          Costs
                                   -------------    ---------      -------------
                                                   (in thousands)
Employee termination costs .....     $     254      $    (254)             --
Inventory write-downs ..........           403           (403)             --
Facility closures and related
   expenses ....................           715           (689)             26
Tooling write-off ..............           135           (135)             --
Intangible asset impairment ....           300           (300)             --
                                     ---------      ---------       ---------
     Total .....................     $   1,807      $  (1,781)      $      26
                                     =========      =========       =========


Employee termination costs consisted primarily of severance payments for 43 employees, all of which were terminated as of December 31, 1998. The majority of the employees terminated were employed at the engineering facility in Milpitas, California and at the various domestic sales and service locations. Inventory write-downs and the tooling write-offs primarily related to the discontinuance of certain low-volume and low-profit product lines. Of the total restructuring charge associated with the inventory write-downs, $403 has been included as a separate component of cost of sales in the accompanying financial statements. Facility closures and related expenses consisted of lease termination costs and the write-off of certain property and equipment disposed of associated with the closures. The majority of the remaining accrued costs are expected to be paid in 1999.

SDI Merger Accrual

In connection with the acquisitions of Falcon and SDI, the company allocated $420 and $1.6 million respectively, to an assembled workforce intangible asset. The company recorded an impairment of these intangible assets of $300 during the three-month period ended September 30, 1998 which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with restructuring activities. Furthermore, as a result of significant attrition and terminations of employees, which was utilized as the basis for the assembled workforce valuation, the company recognized additional amortization of $580 based on a change in estimate of the remaining useful life of the assembled workforce.

In connection with the merger with SDI, Artecon recorded a reserve for acquisition related costs of $6.6 million, of which $5.8 million was outstanding at December 31, 1997. All of the acquisition related cots were included in the purchase price allocation performed at December 31, 1997. The following is a summary of the accrued merger costs:


                                        Balance            Amounts           Balance
                                   December 31, 1997       Utilized      September 30, 1999
                                   -----------------    -------------    ------------------
                                                      (in thousands)
Employee termination costs....       $       2,858      $      (2,858)    $           --
Professional service fees.....               1,726             (1,410)               316
Other Costs ..................               1,181             (1,109)                72
                                     -------------      -------------      -------------
Total ........................       $       5,765      $      (5,377)     $         388
                                     =============      =============      =============


The Company anticipates that the remaining merger costs will be paid in 1999 and believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI merger.

Other income - Other income is comprised of interest expense, interest income, the majority of which is exempt from federal income taxes, from income earned on the Company's cash and cash equivalents and short-term investments and other income and expense items. Other income remained constant at $0.2 million for the three months ended September 30, 1999 and 1998.

Income tax benefit - The Company's effective income tax rate was 18.7% for the three months ended September 30, 1999, reflecting a federal tax benefit partially offset by the impact of permanent items, primarily non-deductible merger-related costs and amortization of intangible assets. The Company's effective income tax rate was 33.1% for the three months ended September 30, 1998, reflecting a federal, state and local tax benefit, partially offset by permanent items.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

Net revenue - Net revenue decreased 30.3% to $94.1 million for the nine months ended September 30, 1999, from $135.1 million for the nine months ended September 30, 1998. The decrease resulted from a decrease in volume of from sales coupled with price reductions. Comparisons of the Company's 1999 and 1998 nine month results are difficult due to the significant corporate restructuring that the individual companies have undergone over the last several years, including Artecon's acquisition of Storage Dimensions in March 1998. The decrease in revenue was due in part to the Company's focus on the Merger and integration/restructuring issues, and the unwillingness of certain customers to purchase storage products due to Year 2000 concerns also played a role.

Gross profit - Gross profit decreased 43.7% to $26.7 million for the nine months ended September 30, 1999, from $47.4 million for the comparable period of 1998. As a percentage of net revenue, cost of goods sold increased from 64.6% to 66.3%, excluding inventory write-downs, primarily as a result of increased competition and related sales price reductions, a different product mix and the impact of fixed costs as a percentage of net revenue.

Sales and marketing - Sales and marketing expenses decreased 33.9% to $17.9 million for the nine months ended September 30, 1999 from $27.1 million for the nine months ended September 30, 1998. The decrease was primarily due to a decrease in the direct sales force and field service staff as a result of Artecon's restructuring and operational consolidations, which took place in fiscal 1998 after Artecon's merger with Storage Dimensions. As a percentage of net revenues, sales and marketing expenses decreased to 19.0% for the nine months ended September 30, 1999 from 20.1% for the comparable period of 1998.

Engineering and product development - Engineering and product development expenses decreased 31.3% to $5.5 million for the nine months ended September 30, 1999 from $8.0 million for the nine months ended September 30, 1998. The decrease is primarily due to Artecon's restructuring and operation consolidations in fiscal 1998. As a percentage of net revenue, engineering and product development decreased slightly to 5.8% for the nine months ended September 30, 1999 from 5.9% for the comparable period of 1998.

General and administrative - General and administrative expenses increased 4.9% to $8.6 million for the nine months ended September 30, 1999 from $8.2 million for the nine months ended September 30, 1998. As a percentage of net revenues, general and administrative expenses increased to 9.1% for the nine months ended September 30, 1999 from 6.1% for the comparable period of 1998. The increase is primarily due to professional fees related to the shareholder class action lawsuit described herein, payroll increases and additional staff seminars and training.

Other income -Other income is comprised of interest expense, interest income, the majority of which is exempt from federal income taxes, from income earned on the Company's cash and cash equivalents and short-term investments and other income and expense items. Other income increased to $1.0 million for the nine months ended September 30, 1999 compared to $0.7 million for the same nine-month period in 1998. The increase in other income was primarily attributable to Artecon's legal settlement income recorded in the first quarter of 1999.

Income tax provision (benefit) - For the nine months ended September 30, 1999, the Company's effective income tax rate was 18.2%, reflecting a federal tax benefit, partially offset by non-deductible merger related costs and amortization. For the nine months ended September 30, 1998, the Company's effective income tax rate was 49.4%, reflecting federal, state, and local taxes, and a charge for estimated prior years' taxes as a result of a voluntary disclosure agreement entered into with one state, partially offset by research and development credits and a favorable tax benefit from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $47.0 million of cash and cash equivalents and short-term investments. As of September 30, 1999, working capital was $60.8 million.

For the nine months ended September 30, 1999, cash used in operating activities was $644 compared to cash used in operating activities of $8.3 million for the same period in 1998. The decrease in net cash used in operating activities is primarily due to decreases in accounts receivable and inventories during the 1999 period versus increases during the 1998 period and an increase in accrued restructuring in 1999 versus a decrease in 1998, partially offset by the net loss and decreased accounts payable during the 1999 period.

Cash used by investing activities was $811 for the nine months ended September 30, 1999 compared to cash provided by investing activities of $2.8 million for the same period in 1998, as a result of the timing of sales of investments and less fixed assets additions in 1998. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months.

Cash used by financing activities was $11.9 million for the nine months ended September 30, 1999, as a result of payment of Artecon's outstanding debt, partially offset by proceeds totaling $173,000 from the exercise of stock options under the Company's 1995 Stock Incentive Plan and from the Company's 1997 Employee Stock Purchase Plan.

In May 1998, Artecon entered into a revolving credit facility with LaSalle National Bank, which permits borrowings of up to $15 million. On August 5, 1999, the Company repaid all outstanding debt under this facility.

Artecon's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $331,000 at September 30, 1999) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of September 30, 1999, the total amount outstanding under the three credit lines was 29 million Yen (approximately US $278,000 at September 30, 1999).

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

Competitive pricing pressures exist in the data storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. The Company believes that pricing pressures are likely to continue as competitors of the Company develop more competitive product offerings and as larger all-purpose computer vendors continue to focus on their storage offerings.

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

The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, as well as its new products, including SANnet(TM), SANpath(TM) and

SANscape(TM) which are based on Fibre Channel and Storage Area Network (SAN) technologies, obsolete and unmarketable. Also, a number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes make accurate market predictions difficult. In recent periods, the Company's revenue and earnings results have fallen short of market projections; and such shortfalls could occur again in the future.

The Company relies on other companies to supply components for its products; and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenue to date has been derived from sales to Internet service providers (ISPs) and customers in the financial services industry and the telecommunications industry. Historically, a majority of the Company's net revenue in each year has been derived from a limited number of customers. The Merger and the Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its geographic reach.

 The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations, which, have been more difficult recently due, in part, to the Merger-related restructuring activities and the enhanced recruiting efforts of competitors.

At this time, the Company has no significant patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures, which measures may prove to be inadequate.

There are certain risks involved with the Merger, including, among others, the combined company's ability to integrate the businesses following the Merger. For a more detailed list of some of the risks and uncertainties related to the Merger, please see the registration / joint proxy statement filed in connection with the Merger.

In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted. The Company and four of its principal officers and directors were named defendants in shareholder lawsuits filed on and after December 4, 1998, which allege various securities law violations and seek monetary damages. See "Part II - Item 1. Legal Proceedings."

YEAR 2000 COMPLIANCE

The "Year 2000 problem" describes the world-wide concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as the year 1900 and malfunction on January 1, 2000 or thereafter. In this section, Dot Hill summarizes the anticipated impact of the Year 2000 on the Company.

About this Statement

Evaluations concerning the Year 2000 problem are periodically evolving. Accordingly, to the extent that this statement contradicts earlier statements made by Dot Hill, Box Hill or Artecon, this statement supercedes those prior statements. Readers should also be aware that Dot Hill's evaluation of certain aspects of its Year 2000 readiness is based on statements by other parties. Dot Hill often cannot verify the veracity of those statements, which may have been made in error.

Dot Hill's Products

Dot Hill believes the current version of all products currently manufactured by Dot Hill will function normally after the Year 2000. Most of Dot Hill's products do not keep track of dates as part of their normal operation and, therefore, are Year 2000 compliant by nature.

Dot Hill does not know of any earlier products of material significance that it has manufactured that will not operate normally after the year 2000. However, Dot Hill has not evaluated all such products. Dot Hill continues to answer Year 2000 questions about specific products previously manufactured by Dot Hill. Dot Hill does not warrant or represent that obsolete, unsupported Dot Hill, Box Hill or Artecon products are Year 2000 compliant, and Dot Hill will not support such products for Year 2000 purposes.

The rights and remedies of customers as to the Year 2000 compliance of any Dot Hill products are governed by applicable law and agreements between customers and Dot Hill. The statements made herein do not enlarge the rights and remedies of any customers as to Year 2000 compliance and Dot Hill makes no warranties or representations to its customers and suppliers by virtue of this disclosure or otherwise regarding Year 2000 compliance.

Dot Hill's Internal Systems

Dot Hill has evaluated its information technology infrastructure, made modifications and identified necessary upgrades. Dot Hill believes that the critical aspects of its infrastructure are Year 2000 compliant. Dot Hill also has evaluated or received information regarding its non-information technology infrastructure (office building systems, copiers, telephone systems, etc.) for Year 2000 readiness and believes those systems are Year 2000 compliant.

Readiness of Third Parties and Third Party Products Resold or Licensed by Dot
Hill

Dot Hill has requested confirmation of the Year 2000 readiness of third party products of material significance to Dot Hill, which Dot Hill currently resells, licenses or uses to manufacture its own products. However, Dot Hill does not and will not take responsibility for Year 2000 compliance of such products, and continues to direct customers to the respective manufacturers of those products for final Year 2000 compliance information and assurances.

Dot Hill has not confirmed the Year 2000 readiness of all third party products resold or integrated by Dot Hill and has not confirmed the readiness of products which are not resold or licensed by Dot Hill but which may, in some way, interface or interconnect with Dot Hill products or products manufactured by third parties that Dot Hill either resells or licenses. Dot Hill does not, and will not, take responsibility for Year 2000 compliance of such products.

Dot Hill has requested information about the internal Year 2000 readiness of third parties that supply Dot Hill with key products and services. To date, all third party information received by Dot Hill has indicated that the third parties believe they will be compliant. However, Dot Hill is incapable of testing or knowing the accuracy of such statements and has not received information from all such third parties.

Costs Associated With Year 2000 Compliance

To date, Box Hill has not hired any additional employees or made any significant purchases to carry out its Year 2000 compliance program. At this time, Box Hill is not aware of any material future expenses that will be required to enable Year 2000 compliance. Further, there can be no assurance that Year 2000 issues will not have a material adverse impact on Dot Hill's business, results of operations or financial condition.

Risks Associated with the Year 2000

The full impact of the Year 2000 will not be known until January 1, 2000. Again, Dot Hill is not aware, at this time, of any Year 2000 non-compliance that will not be substantially corrected by the Year 2000 and that will materially affect Dot Hill. However, some risks that Dot Hill may encounter include: the failure of its internal information system, limitations in its work environment, a slowdown in orders due to customers' business failures, a slow down in customers' ability to make payments, the inability of suppliers to provide necessary materials, the inability to receive heat, electricity, water treatment services or other products or services, and the inability of carriers to ship Dot Hill's products to customers. Even if Dot Hill and its products are ready for the Year 2000, it still may be unable to conduct business after January 1, 2000 due to failures beyond its control, such as failures of transportation, local and nationwide, banking systems, municipal services and other parties. Dot Hill believes that the Year 2000 issue may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by Dot Hill. Additionally, Year 2000 issues could cause a significant number of companies, including current customers, to reevaluate their current information system needs, and as a result consider switching to other systems or suppliers.

Any of the foregoing could result in a material adverse effect on Dot Hill's business, operating results and financial condition.

Contingency Plans

Dot Hill has certain contingency plans in place to conduct business in the event of Year 2000 malfunctions. If certain third party suppliers become unable to provide materials or services, Dot Hill will use substitute providers who have been identified to provide the necessary materials and services. Should Dot Hill's internal information systems fail, Dot Hill plans to manually perform the paperwork necessary to conduct business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1998. However, the average interest rate earned on the Company's cash equivalents and short-term investments decreased from 3.6% for the year 1998 to 3.1% during the nine months ended September 30, 1999, resulting in a decrease in interest income of approximately $75 thousand for the nine months ended September 30, 1999 compared to the same period in 1998. The Company does not believe these changes will have a significant impact on its liquidity and capital resources.

                     DOT HILL SYSTEMS COPR. AND SUBSIDIARIES
                        (FORMERLY BOX HILL SYSTEMS CORP).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Four putative shareholder class action law suits were filed, and have since been consolidated into a single action, against the Company, Philip Black, Carol Turchin, Benjamin Monderer, Mark Mays, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering") in the United States District Court for the Southern District of New York. (the "Court"). The putative class actions were filed on behalf of purchasers of the stock of the Company during the period between September 16, 1997 and April 14, 1998. Plaintiffs allege that, in violation of federal securities laws, defendants made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering.

On August 16, 1999, the Court ruled upon defendants' motion to dismiss the action, pursuant to Federal Rule of Civil Procedure 12(b)(6), granting the motion in part, and denying the motion in part. The ruling decreased the number of actionable omissions or misrepresentations alleged by plaintiffs from eight to three.

The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend against those claims. However, the Company expects to incur additional significant legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's operating results.

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

        None.

Item 3. Defaults upon senior securities

        None.

Item 4. Submission of matters to a vote of security holders

A special meeting of stockholders of Box Hill Systems Corp. ("Box Hill") was held on August 2, 1999 (the "Special Meeting"). Box Hill had 14,362,982 shares of Common Stock outstanding as of July 5, 1999, the record date for the Special Meeting. At the Special Meeting, holders of a total of 10,519,183 shares of Common Stock were present in person or represented by proxy.

At the Special Meeting the following proposals, all as more fully described in the Prospectus/Joint Proxy Statement relating to such meeting, were ratified:
(1) a proposal to approve and adopt an Agreement and Plan of Merger, dated as of April 29, 1999, among Box Hill, BH Acquisition Corp. ("Merger Sub") and Artecon and approve the merger of Merger Sub with and into Artecon, (2) a proposal to approve an amendment to Box Hill's Certificate of Incorporation to change its name to "Dot Hill Systems Corp." and provide for a classified Board of Directors; (3) a proposal to approve an amendment to Box Hill's 1997 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 500,000 shares and (4) a proposal to approve an amendment to Box Hill's 1995 Stock Incentive Plan, as amended, to increase the number of shares issuable thereunder by 2,000,000.

The following sets forth information regarding the results of the voting at the Special Meeting:


                                                              FOR             AGAINST     ABSTAIN
Proposal 1: Approval of Merger Agreement and Merger
                                                            10,457,457         42,006      19,720

Proposal 2: Approval of Amendment to Certificate
of Incorporation to change name and provide for
classified Board of Directors                               10,099,998        394,986      24,199


Proposal 3: Approval of Amendment to 1997
Employee Stock Purchase Plan                                10,217,145        269,522      32,516


Proposal 4: Approval of Amendment to 1995
Stock Incentive Plan                                         9,360,745      1,124,022      34,416



Item 5. Other information

        None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

        27.1  Financial Data Schedule.

(b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 24, 1999 regarding a ruling on the motion to dismiss regarding the Class Action Law Suits.

        The Company filed a Current Report on Form-8-K with the Securities and Exchange Commission on August 6, 1999 relating to the Box Hill/Artecon Merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                DOT HILL SYSTEMS CORP.

Date:   November 15 , 1999      By      /s/ Philip Black
                                        ---------------------------------------
                                        Philip Black
                                        Co - Chief Executive Officer

Date:   November 15 , 1999      By      /s/ James L. Lambert
                                        ---------------------------------------
                                        James L. Lambert
                                        Co - Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   November 15 , 1999      By      /s/ Philip Black
                                        ----------------------------------------
                                        Philip Black
                                        Co - Chief Executive Officer
                                        (Principal Executive Officer)

Date:   November 15 , 1999      By      /s/ James L. Lambert
                                        ----------------------------------------
                                        James L. Lambert
                                        Co - Chief Executive Officer
                                        (Principal Executive Officer)

Date:   November 15 , 1999      By      /s/ R. Robert Rebmann, Jr.
                                        ----------------------------------------
                                        R. Robert Rebmann, Jr.
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)