Form 10-K405
period 1999-12-31
DOT HILL SYSTEMS CORP
filed 2000-03-29
CIK 1042783

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         Commission File Number 1-13317
                             DOT HILL SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                13-3460176
        (State of incorporation)          (I.R.S. employer identification Number)

          6305 EL CAMINO REAL                              92009
              CARLSBAD, CA                              (Zip code)
(Address of principal executive offices)

                                  760-931-5500
                        (Registrant's telephone number)

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         SHARES
                                                     OUTSTANDING AT   NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                  MARCH 20, 2000       WHICH REGISTERED
                -------------------                  --------------   ------------------------
Common stock, $.01 par value.......................    24,109,603     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 2000 was $154,941,884.

    Documents incorporated by reference:

    Portions of Dot Hill's definitive Proxy Statement dated March 30, 2000 into
Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             DOT HILL SYSTEMS CORP.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                     PART I

Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................     23
Item 3.                 Legal Proceedings...........................................     23
Item 4.                 Submission of Matters to Vote of Security Holders...........     23

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     24
Item 6.                 Selected Financial Data.....................................     25
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     26
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     36
Item 8.                 Financial Statements and Supplementary Data.................     36
Item 9.                 Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure....................................     36

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     37
Item 11.                Executive Compensation......................................     37
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     37
Item 13.                Certain Relationships and Related Transactions..............     37

                                           PART IV

Item 14.                Exhibits, Financial Statements Schedules and Reports on Form
                        8-K.........................................................     37

                                     PART I

ITEM 1. BUSINESS

    Certain statements contained in this report, including statements regarding the development, growth and expansion of Dot Hill Systems Corp.'s ("Dot Hill" or the Company") business, the successful integration of the operations and businesses of Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon"), the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company which are not statements of historical fact may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth at the end of this Item 1 in "Certain Risk Factors Related to the Company's Business," in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere throughout this Annual Report on Form 10-K.

    The Company is an independent provider of high-performance data storage and Storage Area Network ("SAN") solutions. The Company designs, manufactures, markets and supports data storage systems for the Open Systems computing environment, particularly UNIX, Windows, Novell and Linux environments. The Company's storage solutions encompass a broad range of scalable products and services targeting high-end customers. With data becoming an increasingly critical business tool, these customers are demanding certain characteristics in their storage systems, particularly high reliability, availability, performance, manageability and fault-tolerance, as well as the highest level of customer and technical support. The Company has a history of providing high-end storage solutions that meet these requirements by combining extensive design and implementation experience with leading edge technologies. The Company is one of the few in the industry to offer NEBS-certified, carrier-class storage systems. The NEBS standard was developed by Bellcore for telephone equipment and speaks to system ruggedness and reliability.

    Effective August 2, 1999, Box Hill and Artecon completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the merger agreement, the Company issued 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of the Company's common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible Series A preferred shares were converted into 719,037 shares of the Company's Common stock. The historical financial statements of the Company have been retroactively restated to reflect the Merger. During the third quarter of 1999, the Company recorded expenses totaling $13.3 million related to the Merger and management's restructuring and integration plan associated with the Merger.

    During fiscal 1997, Artecon and Storage Dimensions, Inc. ("SDI") completed a reverse merger accounted for as a purchase of SDI by Artecon, and the surviving company changed its name to Artecon. As such, the historical financial results of Artecon for all years prior to the SDI merger are those of Artecon. Additionally, in August 1997, Artecon acquired substantially all of the assets and liabilities of Falcon Systems, Inc. The acquisition was accounted for as a purchase.

    In the United States, the Company employs a direct marketing strategy and targets data-intensive industries, which to date primarily include Internet service providers (ISPs), financial services, telecommunications, health care, government/defense and academia. Abroad, the Company sells directly to end-users in certain regions, and sells through local resellers in others. The Company has four hubs, located in Carlsbad, California, New York City, New York, the Netherlands and Japan. The Company has other offices across the United States, in France and in the United Kingdom. Box Hill was incorporated in New York in April 1988 under the name Box Hill and completed its initial public offering in September 1997 on the New York Stock Exchange under the symbol BXH. Dot Hill remains a NYSE-listed company, but now trades under the symbol HIL.

INDUSTRY OVERVIEW

    The rapid proliferation of new data-intensive applications, such as the Internet, intranets, digital broadcasting, data warehousing, data mining, and the migration of mission-critical applications off mainframe computers, has fueled the demand for Open-Systems data storage. High-end disk storage systems, tape backup systems and storage management software that are designed to operate on multiple platforms increasingly are becoming a critical part of a company's MIS system and computer purchase decisions are becoming "storage centric." In many instances, capital expenditures on storage systems are equal to or greater than those made on computer processing hardware. The high end of the Open Systems market is characterized by large capacity UNIX variants such as Solaris
(Sun), HPUX (Hewlett Packard), AIX (IBM) and IRIX (SGI)) and Windows NT (Microsoft) servers operating in multi-platform environments, generally running mission-critical applications.

    HOST-ATTACHED STORAGE

    The Open Systems market's current host-attached storage options include disk arrays, RAID storage systems and tape backup systems. Each of these is generally attached to the host by a SCSI bus. SCSI, including Ultra SCSI, Ultra 2 and Ultra 3, which were designed to transfer data at increasingly higher rates with enhanced reliability and lower error rates, has been the interface most commonly used in most storage systems. Fibre Channel is an emerging high-speed serial interface that became commercially available in 1997 and has gained acceptance since then. Fibre Channel enables the transfer of data between computers and peripherals at increased rates and cabling lengths, and among a greater number of hosts. Fibre Channel also enables Storage Area Networks (SAN), which generally cannot be configured using the SCSI standard.

    SAN BASED ON FIBRE CHANNEL

    A SAN is a network that sits between servers and storage devices, and commonly is based on the Fibre Channel protocol. SANs can be used to create centralized pools of storage and backup devices that can be accessed at high speeds by multiple and disparate hosts. SANs can also be used to create redundant data paths to the same storage systems and backup devices, thereby improving a system's fault-tolerance and transfer rates.

    The Company was among the first storage vendors to provide SANs to its customers. In September 1999, the Company launched its new line of storage systems, SANnet-TM-, that is engineered to operate in SAN environments. SANnet comes bundled with SANscape, a Dot Hill-developed storage management software package that greatly enhances the benefits and performance of SANs. While SANs appear to be gaining industry acceptance, SAN technology is in its infancy and the Company cannot predict the timing and magnitude of customer demand for SANs.

THE DOT HILL SOLUTION

    Dot Hill develops and markets a comprehensive range of storage systems and backup devices designed to meet the requirements of the Open Systems market. The Company's products and services are intended to provide users with the following benefits:

    RELIABILITY

    The Company designs into its storage systems redundancy, reliability and high-performance. Redundant components such as power inlets, fans and controllers, are hot-swappable, which means that there are at least two of the components in the system and customers can replace, upgrade or service the components in the field without interrupting network activity.

    Certain of the Company's products are NEBS-certified, including the SANnet-TM- line of systems. The NEBS (Network Equipment-Building System) standard was created by Bellcore to ensure that telephone equipment would continue to operate under extreme conditions. Dot Hill's NEBS-certified products were tested on the NEBS standard by an independent, outside agency. Those tests required that the Company's products be subjected to various extreme conditions including: vibrations comparable to a Zone 4 earthquake; temperature fluctuations from -5C to 50C; humidity fluctuations from 5 to 90%; airborne contaminants comparable to a 400 mile an hour dust storm; an electrostatic discharge of 15,000 volts, and; the need to self extinguish when on fire.

    CAPACITY AND DENSITY

    The Company's disk storage systems scale from a few hundred gigabytes (GB) up to seven terabytes (TB) in a single 72" cabinet. The Company's tape backup solutions scale from a few hundred GBs up to 41.2TBs in a library. The Company believes that its new SANnet line of storage systems is among the densest in the industry. The SANnet 2200 can house ten drives in a single, 3u enclosure. The SANnet 3200 and 4200 can house ten drives plus two, hot-swappable and redundant hardware RAID controllers in a single 4u enclosure.

    ALL-ENCOMPASSING SOLUTIONS.

    The Company delivers all-encompassing solutions and professional services, including design consulting, installation, integration, training, and 24-hour, post-sales service and technical support, as well as software-based management tools. The Company employs a full staff of applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex, pre-deployment storage issues. The Company believes this value-added capability fosters customer loyalty and allows the Company to identify emerging customer requirements.

    MULTI-PLATFORM SUPPORT.

    As an independent provider of storage products, Dot Hill is well positioned to provide storage solutions on a variety of platforms including UNIX, Windows, Linux and Novell. The Company's new SANnet line of systems supports multiple servers operating on different platforms simultaneously. This cross-platform capability allows customers to standardize on a single storage system that can readily be reconfigured and re-deployed at minimal cost as the customer's operating systems or other Open Systems components change.

    SCALABILITY

    The Company's products are designed to be flexible and modular, thereby allowing the Company to size and configure storage systems to meet the specific requirements of individual customers. This modular architecture also allows the Company to expand or reconfigure a customer's system as the customer's needs change, thereby allowing customers to retain capital value in their underlying systems.

    MANAGEABILITY

    The Company believes that the ability to manage storage systems, particularly through storage management software, is becoming a key differentiation among storage vendors. The Company has a team of software engineers focused on software management efforts. The Company's storage management software offerings enable customers to more easily manage, configure and respond to their systems. SANpath and SANscape, the Company's recently introduced software products, offer various management tools, including: automatic balancing of data loads among multiple data paths; automatic routing of data from non-functioning paths; LUN-masking; remote monitoring of multi-site systems; and remote configuration of multi-site systems.

PRODUCTS AND SYSTEMS

    The Company sells storage in two fundamental ways: as solution packages or, for those customers who prefer to buy particular products, as modular building blocks. Either way, Dot Hill's storage solutions range from SCSI Disk Array configurations to multi-terabyte Ultra2 RAID storage systems to Fibre Channel-based SANs. Dot Hill's backup solutions incorporate "best of breed" tape libraries and backup management software, most of which is manufactured and developed by third parties.

    In September 1999, the Company launched a new line of storage systems, SANnet-TM-, which comes bundled with a new storage management software offering SANscape-TM-. The Company also offers legacy products from Artecon and Box Hill. Both the new SANnet line and the legacy lines are flexible and highly scalable.

    SANNET-TM- PRODUCT LINE.

    SANnet is the Company's new line of SAN-ready disk storage solutions, designed with the reliability, flexibility, and performance necessary to meet the needs of today's data-intensive, Internet-generation applications. SANnet solutions support single or multiple servers simultaneously and are compatible with many of today's popular Open Systems server platforms. The Company offers SANnet storage systems in many topologies, including SCSI, Ultra3, and Fibre Channel. All critical components of the SANnet systems, including RAID controllers, battery backups and power supplies, are hot-swappable, redundant and field-replaceable, which allows for upgrades and servicing to occur without server interruptions.

        SANNET 4200 is a carrier-class RAID storage system for one-to-many servers. Featuring Fibre Channel technology, SANnet 4200 provides transfer rates up to 400MB/s on multiple loops and support for RAID levels 0, 1, 0+1, 3 and 5. The SANnet 4200 supports single or multiple servers simultaneously and supports a number of operating systems including UNIX, Windows NT, Windows 2000 and Linux. Each system can hold from 3 to 10 drives, and store 27GB to 3.7 TB of data.

        SANNET 3200 is a carrier-class RAID storage solution for single or dual servers. Using Ultra2 LVD technology, this product provides transfer rates up to 160MB/s on dual loops and supports RAID levels 0, 1, 0+1, 3 and 5. Each system can hold from 3 to 10 drives, and store 27GB to 3.7 TB of data.

        SANNET 2200 is a carrier-class RAID storage solution for single servers. Using Ultra3 LVD technology, SANnet 2200 supports dual-channel transfer rates up to 320MB/son dual loops. SANnet 2200 works directly with Windows, Solaris, or Linux server operating systems as a JBOD (Just a Bunch of Disks) or as expansion chassis in conjunction with a 3200 or 4200 RAID subsystem. Each system holds 1 to 10 drives and has a capacity of 9GB to 730GBs of data.

    SANMAN-TM- SUITE OF SOFTWARE

    The Company's SANman suite of software consists of two key software packages developed by Dot Hill, SANpath-TM- and SANscape-TM-

        SANPATH-TM- helps to ensure availability and also failover and failback of data across a SAN and enhances network-server bandwidth by balancing data loads among functioning data paths and automatically routing data away from non-functioning paths. Once a non-functioning path is healed, the software automatically re-balances the data load. SANpath also enables modifications to the SAN without server restarts, and provides LUN Masking capabilities.

        SANSCAPE-TM- is a Java-based software utility that combines SAN configuration, maintenance, and monitoring tools into a single, application. SANscape allows customers to administer Dot Hill's storage systems located worldwide from a single console by sending system information across the Internet, intranets, or telephone lines. SANscape also notifies customers of issues with their systems by email, beeper or other means and allows for remote configuration and trouble-shooting through an interactive GUI.

    TANNET-TM- PRODUCT LINE.

    TANnet is the Company's line of back-up solutions. A TANnet solution consists of the tape libraries of third parties, including StorageTek and Qualstar, and backup management software of third parties including Veritas and Legato. The solution may also consist of routers, and nearly always involves the Company's professional services experts. TANnet offerings include the following.

        THE L700-TM- LIBRARY, when equipped with the new Fibre 9840 Eagle-TM-tape drives, is the first all-Fibre Channel Automated Tape Storage Solution. A single L700 library accepts multiple tape drive types as well as mixed media. This library offers flexible connectivity, high speed robotics, and data management.

        QUALSTAR AIT: The AIT-TM- line of tape libraries is comprised of ten models with capacities from 500GB to over 36TB of data and can store 50GB per tape at 6MB/sec native, or over 43GB/hour per tape drive with compression.

    PROFESSIONAL SERVICES

    Dot Hill's team of applications engineers offers professional services designed to maximize a customer's investment in their Dot Hill solutions. Professional Services will assess a customer's needs through a pre-sales evaluation; custom tailor a solution design that is pre-tested in Dot Hill's Customer Integration Lab; install the solution; and provide training, giving clients the option to operate, service and support their system.

    LEGACY PRODUCTS

    The Company will continue to offer a number of legacy products developed by Box Hill and Artecon prior to the Merger. Those products include, but are not limited to, the following:

        THE FIBREBOX-REGISTERED TRADEMARK- (NOW CALLED SANNET 6008) is a Fibre Channel storage system for single to multiple servers. It offers capacity up to 400GB per unit and 6.25TB per arbitrated loop, and offers transfer rates up to 200MB/s with dual loops. SANnet 6008 is designed to support controller-less RAID using Dot Hill's FBAE-TM- software. All active components are hot-swappable, redundant and field-replaceable. Each system holds from 1 to 8 drives.

        THE LYNXARRAY II is a NEBS-certified Fibre Channel-compatible RAID storage system that comes in two models: High Performance and High Capacity. The High Performance system uses a dual-channel backplane and supports up to 16 disk drives with a capacity of up to 576 GB. The High Capacity system uses a single-channel backplane and supports up to 43 disk drives with a capacity of 1.55TB. Both systems can achieve aggregate transfer rates of up to 200 MB/s and come with the option of redundant RAID controllers which support RAID levels 0, 1, 0+1, 3 and 5.

CUSTOMERS

    Dot Hill markets its products principally to high-end users in the Open Systems market. The Company has installed storage systems primarily in data-intensive industries in which customers require reliable, high-performance, high-availability storage solutions, such as ISPs, financial services, telecommunications, health care, government/defense and academia.

    Since the Merger, the Company's strategy has been to target customers that are running Internet-generation applications, which the Company defines as applications that are related to the Internet or have arisen during this time of the Internet, such as digital broadcasting and video editing. The Company historically has targeted ISPs, financial services and telecommunications companies, and a material portion of the Company's net revenues to date has been derived from sales to customers in those industries. Direct sales to customers in the financial services and telecommunications industries were approximately, 18% and 21%, respectively, of Dot Hill's 1999 net revenues. Direct sales to customers in the financial services and telecommunications industries were approximately 27% and 20%, respectively, of 1998 net revenues and 21% and 24%, respectively, of 1997 net revenues.

    Historically, a material percentage of the Company's net revenues in each year have been derived from a limited number of customers. For the years ended December 31, 1999, 1998 and 1997, the Company's top five customers, including distributors, accounted for approximately 25%, 22% and 19%, respectively, of the Company's net revenues. Sales to one customer, Uunet Technologies, Inc. accounted for 10% of the Company's net revenue for the year ended December 31, 1999; no sales to one customer exceeded 10% of total net revenue for the years ended December 31, 1998 and 1997. The Company generally does not enter into long-term contracts with its customers, and customers generally have certain rights to extend, delay or cancel the shipment of their orders without penalty.

    A significant amount of the Company's revenues to date have been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of the Company's revenues are associated with versions of UNIX manufactured by Sun Microsystems, Inc.

SALES AND MARKETING

    During 1999, the Company began to focus on Internet-generation applications, which the Company defines as Internet-related storage applications and those applications that have arisen during this time of the Internet, such as digital broadcasting and video editing. Historically, the Company has focused on ISPs, financial service providers and telecommunication companies. The Company complements its sales force with applications engineers, who generally are highly qualified storage experts. As of December 31, 1999, the Company employed 22 applications engineers, both domestically and internationally, to provide a variety of Professional Services to customers, including pre-sales and pre-deployment consulting, installation services, training and support.

    Feedback from the applications engineers allows the Company to better identify emerging customer requirements for future data storage products. Design engineers also receive feedback from the Company's technical support, marketing managers and production engineering teams, which helps contribute to the quality, manufacturability and usability of products from design to deployment.

    DOMESTIC SALES AND MARKETING

    The Company's domestic marketing strategy is to sell directly to end-users. As of December 31, 1999, the Company's domestic sales team consisted of 64 sales and support employees, 15 marketing employees, and 35 technical service and support employees. There are seven sales offices located in the United States, and a number of sales representatives work from their homes to cover a local territory. Domestic sales represented approximately 88%, 94%, and 89% of the Company's net revenues for 1999, 1998, and 1997, respectively. The vast majority of the Company's domestic sales are made directly to end-users.

    INTERNATIONAL SALES AND MARKETING

    The Company's international marketing strategy is to sell directly to end-users in certain regions and to use local distributors in others. The Company provides marketing and technical support services in connection with international sales. As of December 31, 1999, the Company's international sales team consisted of 19 sales employees and 13 technical service and support employees. There are six international Dot Hill sales offices: two in the United Kingdom, two in Japan, one in the Netherlands and one in France. The Company's distributors are located in approximately twenty different countries. International sales represented approximately 12%, 8%, and 11% of the Company's net revenues for 1999, 1998, and 1997, respectively.

ENGINEERING AND PRODUCT DEVELOPMENT

    The Company's research, engineering and development team is focused on developing innovative storage and SAN solutions, along with storage management software, for the Open Systems market. The Company's areas of expertise include UNIX, Windows and Linux driver and system software design; SAN Storage resource management software design; data storage system design and integration; high-speed interface design for SCSI, Ultra SCSI, Ultra2, Ultra3 and Fibre Channel, and; design, qualification and integration of disk drives, tape drives, robotics and other storage components. The Company has a history of industry firsts, including the first successfully commercialized hot-swappable SCSI Disk Array and RAID storage system for the UNIX environment, the first Fibre Channel storage system, one of the first turnkey SAN solutions for the Open Systems market and the first NEBS-certified line of storage systems.

    The Company generally designs its products to have a modular architecture that can be readily modified to respond to technological developments and paradigm shifts in the Open Systems computing environment. This flexibility also allows the Company to focus research and development resources on specific product innovations and advancements. The modular architecture allows solutions to be tailored to customers' specific needs and products to be adapted to changes in technology and in their computing environments.

    The Company is currently focusing development efforts on its SANnet-TM- line of systems and storage management software. Projects include improvements to the features, functions and performance of the SANnet line, and the Company's SANpath and SANscape storage management software offerings as well as a pure Fibre Channel hardware RAID system, which the Company expects to complete during the first half of the year 2000. The Company has contracted with a software engineering team in China that helps write code for the Company.

    Engineering and product development expenses of the Company (which do not include compensation for applications and technical support engineers--such compensation is recorded as sales and marketing expenses) for fiscal years 1999, 1998 and 1997 were $7.4 million, $9.9 million and $5.5 million, respectively. As of December 31, 1999, the Company had 48 full-time employees engaged in engineering research and development activities.

CUSTOMER SERVICE AND SUPPORT

    Dot Hill recognizes that providing comprehensive, proactive and responsive support is essential to establishing new customer accounts and securing repeat business. Dot Hill is committed to providing the highest levels of customer service and support aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration.

    As a standard Dot Hill service, Dot Hill technical support engineers are available by phone on a seven-day, 24-hour basis and can offer support in a variety of different languages. Dot Hill also offers more intensive on-site maintenance and support programs for a quarterly or annual fee, by which the Company will dispatch either its own technical personnel or those of a global third-party service provider to visit customer sites typically within a few hours.

    The Company provides standard warranties, which typically run from one to five years, with all products sold. Under the standard warranty, the Company typically ships replacement hardware components to customers in advance of receiving returns of defective components. The Company occasionally issues credit in lieu of replacing a piece of equipment. A customer may also contract for an extended warranty on all products.

MANUFACTURING

    Dot Hill's major manufacturing is conducted in 43,000 square feet of its 70,000 square-foot facility in Carlsbad, California. The products are manufactured in a work cell production process. The manufacturing consists of assembling and integrating components and subassemblies into the Company's products. Certain of those subassemblies are manufactured by independent contractors. The units are assembled and configured to order. Before the Company ships units, the units are subjected to a systems-level test and to firmware revision controls to ensure performance to specification in the anticipated end-user computing environment. Test results are identified by individual product serial numbers and are logged to aid in technical support. The Company strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, reduce costs and reduce inventory investments.

    The Company believes that its current facilities and capital equipment will be adequate to meet its manufacturing needs in the foreseeable future.

    In July 1998, Artecon earned the ISO 9002 registration from the International Organization for Standardization for its manufacturing facility in Carlsbad, California. The ISO 9002 certification covers the manufacture, distribution and support of the Company's products. Attaining the certification entailed examination of the Company's manufacturing standards and processes. The Company must undergo periodic assessment by independent auditors in order to retain the ISO 9002 registration. In July 1999, the Carlsbad facility passed a registration audit. Since the Merger, the Company has transferred the manufacture of all of its products to the Carlsbad facility.

    The Company subcontracts some of its manufacturing, such as plastic molding, metal bending, PCB fabrication and certain assembly to qualified partners in the United States and Asia. The Company owns the design and tools/molds associated with the manufacture of these parts. The third parties that the Company relies on for these production activities include, but are not limited to Dovatron for sub-assembly work and Escon for metal-bending. If the Company were required to have other third-parties perform various work, it may take a few months to train the companies to perform such work, and obtain the same levels of productivity.

    The Company relies on other companies to supply certain key components of its products and products that it re-sells. Many of these components and third-party products are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases substantially all of its disk drives from Seagate Technology Inc. and IBM, and substantially all of its

RAID controllers from CMD Technology and Infortrend. Approximately 23%, 22%, and 32% of the Company's total raw material purchases were from Seagate, approximately 4%, 2% and 2% from Infortrend, and approximately 1%, 1%, and 2% from CMD for the years ended December 31, 1999, 1998 and 1997, respectively. Approximately 10% of the Company's raw material purchases in 1999 were from IBM. The Company purchases substantially all of its raw materials pursuant to purchase orders, rather than pursuant to long term purchase agreements. The Company maintains minimum inventory levels. With respect to certain components, such as disk drives and controllers, if Dot Hill had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the Company's products could be delayed while modifications to such products and accompanying software were made to accommodate the introduction of the alternative suppliers' components. The Company estimates that replacing Infortrend and CMD's RAID controllers with those of another supplier would involve several months of hardware and software modification.

    The Company resells the tape libraries and other products of Storage Technology Corporation (StorageTek), among other companies. Approximately 17%, 15%, and 6% of the Company's total purchases were for Storage Tek products for 1999, 1998, and 1997, respectively. These products were then resold to customers. If Dot Hill were to face a shortage of StorageTek products in the future, Dot Hill believes it could, after some modification, integrate the products of other manufacturers into its storage solutions. However, due to the market acceptance of StorageTek, the Company believes that a substantial number of customers would not be satisfied with the products of an alternate manufacturer.

COMPETITION

    The market for Open Systems storage is growing, and it is intensely competitive. The Company competes primarily with traditional suppliers of computer systems including, but not limited to Compaq Corporation, Hewlett-Packard, Sun Microsystems, IBM, Hitachi and Dell Computer Corp., which market storage systems as well as other computer products and which the Company believes have become more focused on storage since 1998. The Company also competes against independent storage system suppliers to the high-end Open Systems market, including, but not limited to, EMC Corporation, Network Appliance, Inc., Ciprico Inc., nStor Technologies, MTI Technologies, Inc, Raid Power, Amdahl, and Storage Technologies, Inc. In providing tape backup, the Company competes with suppliers of tape-based storage systems such as ADIC, Datalink Corporation, MTI Technologies, Inc., Dallas Digital and Cranel, Inc. and numerous resellers.

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

    Many of the Company's current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

    Dot Hill's success depends significantly upon its proprietary technology. The Company has limited patent protection for its products and has attempted to protect its intellectual property rights primarily through copyrights, trade secrets, employee and third-party nondisclosure agreements and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. As of December 31, 1999, the Company had been awarded a total of seven U.S. patents covering certain elements of its products. There are no assurances that the seven aforementioned patents will provide the Company with competitive advantages or will not be challenged by third parties.

    The patents of others may have a material adverse effect on the Company's ability to do business. The Company expects that competitors in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the market grows. Although Dot Hill believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. From time to time, the Company receives letters from patent owners asserting possible infringement and request to explore a licensing relationship. In 1999, the Company received two such letters. There can be no assurance that the Company will be able to successfully defend against any such assertion or obtain a license to use such technology or that a license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, Dot Hill could be required to pay damages to the infringed third party or be enjoined from manufacturing and selling such products.

    The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. Recently, the Company applied for registered trademark protection for the marks SANman-TM-, SANnet-TM-, SANpath-TM-, SANscape-TM-, "the storage in.com-TM-, Dot Hill and the Dot Hill logo. The Company claims common law protection for and may seek to register many other marks.

    Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Dot Hill's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or the intellectual property rights of the Company.

EMPLOYEES

    As of December 31, 1999, Dot Hill had a total of 329 employees, substantially all of whom are full-time. 48 employees were engaged in engineering, research and development; 52 in applications and technical support engineering and customer support; 111 in marketing and sales; 81 in manufacturing; and 37 in general management and administration.

    The Company's future operating results depend in significant part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations, which has been particularly difficult recently due, in part, to Merger-related restructuring activities, the enhanced recruiting efforts of competitors, and the generally low unemployment rates. The Company provides equity incentives, in addition to salary and benefits, to attract and retain qualified employees. Most members of the sales force are compensated in a manner that includes a commission-based component.

EXECUTIVE OFFICERS OF THE REGISTRANT AT DECEMBER 31, 1999

NAME                      AGE                        POSITION                     OFFICER SINCE
----                    --------   ---------------------------------------------  --------------
Philip Black..........     44      Co-Chief Executive Officer, Executive Vice     May 1995
                                     President of International Sales and
                                     Director
James L. Lambert......     46      Co-Chief Executive Officer, Chief Operating    August 1999
                                     Officer, President and Director
Preston Romm..........     46      Chief Financial Officer, Treasurer and         November 1999
                                   Assistant Secretary
Benjamin Monderer.....     41      Executive Vice President of Applications       April 1988
                                     Engineering, Professional Services and
                                     Director
Dana Kammersgard......     44      Chief Technical Officer                        August 1999

    All officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors as provided in the By-laws.

    PHILIP BLACK has served as Co-Chief Executive Officer, Executive Vice President of International Sales and a Director of the Company since the Merger. Prior to the Merger, Mr. Black was Chief Executive Officer and a Director of Box Hill, and held those positions since joining Box Hill in May 1995. From
April 1994 until he joined the Company, Mr. Black was President and Chief Executive Officer of Chevry, a backup software company. From September 1991 until June 1994, Mr. Black served as the Chief Executive Officer and Treasurer of Avalon Control Technologies, a company specializing in products and services related to Echelon's LONWorks technology. From March 1990 until August 1991,
Mr. Black served as Managing Director of Echelon Europe, of which he was a co-founder. From 1976 to 1991, Mr. Black held a number of positions, including Vice President, President, Chief Executive Officer and Vice Chairman of the Board, at Tekelec, Inc., a publicly traded company of which he was the founder, engaged in the design, manufacturing and marketing of diagnostics systems and network switching solutions.

    JAMES L. LAMBERT has served as Director, President, Chief Operating Officer and Co-Chief Executive Officer of the Company since the Merger. A founder of Artecon, Mr. Lambert served as President, Chief Executive Officer and Director of Artecon from its inception in 1984 until the Merger. From 1979 to 1984, Mr. Lambert served in various positions at CALMA, a division of General Electric Company, most recently from 1981 to 1984 as Vice President of Research and Development. Mr. Lambert currently serves as a Director of the Nordic Group of Companies, a group of privately held companies, and of Snow Valley, Inc., a privately-held resort enterprise affiliated with the Nordic Group. He holds a B.S. and a M.S. in Civil and Environmental Engineering form the University of Wisconsin, Madison.

    PRESTON ROMM joined the Company in November 1999 as Vice President of Finance and Chief Financial Officer. From January 1997 to November 1999,
Mr. Romm was Vice President of Finance, Chief Financial Officer and Secretary of Verteq, Inc., a privately held semiconductor equipment manufacturer. From November 1994 to January 1997, Mr. Romm was Vice President of Finance and Chief Financial Officer of STM Wireless, Inc. (NASD:STMI), a wireless data and voice equipment manufacturer. From July 1990 to November 1994, Mr. Romm was Vice President and Controller of MTI Technology Corporation (NASD:MTIC), a provider of data storage systems. Mr. Romm has over 20 years of experience as a financial executive at high technology companies. Mr. Romm holds a B.S. from the University of Maryland and an M.B.A. from American University.

    DR. BENJAMIN MONDERER, ENG.SC.D. has served as Executive Vice President of Applications Engineering/Professional Services and a Director of the Company since the Merger. Dr. Monderer was a co-founder of Box Hill, as well as President and a Director since Box Hill's incorporation in 1988. He became Chairman of the Board of Box Hill in July 1997. Dr. Monderer was a member of the technical staff at Hewlett-Packard in 1980 and 1981, and was a Research Scientist at Columbia University from 1986 to 1989. Dr. Monderer holds a Bachelor of Science in Electrical Engineering from Princeton University and a Master of Science degree in Electrical Engineering and a Doctor of Engineering Science from Columbia University.

    DANA KAMMERSGARD has served as Chief Technical Officer since the Merger. Mr. Kammersgard was a founder of Artecon and served as a director from its inception in 1984 until the Merger. At Artecon, he served in various positions since 1984 including Secretary and Senior Vice President of Engineering from March 1998 until August 1999 and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to co-founding Artecon, Mr. Kammersgard was the Director of Software development at CALMA, a division of General Electric Company. Mr. Kammersgard holds a B.A. in Chemistry from the University of California, San Diego.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

    In addition to those risks identified elsewhere in this Annual Report on Form 10-K and other filings such as the registration/joint proxy statement filed in connection with the Merger, the Company's business and results of operations are subject to numerous risks and uncertainties, including the following.

    THE OPEN SYSTEMS STORAGE MARKET IS RAPIDLY CHANGING IN MANY WAYS AND DOT
     HILL MAY BE UNABLE TO KEEP PACE OR PROPERLY PREPARE FOR THE EFFECTS OF THOSE CHANGES.

    The Open Systems data storage market in which Dot Hill operates is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in that market are difficult to predict and changes in those preferences could render Dot Hill's current or future products unmarketable. The introduction of products embodying new technologies by Dot Hill's competitors and the emergence of new industry standards also could render existing products as well as new products, such as the SANnet line of systems, obsolete and unmarketable. For example, if customers were to turn away from open systems computing in general, or fail to embrace the Company's SANnet line of systems in particular, Dot Hill's revenue would decline dramatically.

    The success of Dot Hill depends upon its ability to address the increasingly sophisticated needs of customers, to enhance existing products and to develop and introduce, on a timely basis, new competitive products (including new software and hardware, and enhancements to existing software and hardware) that keep pace with technological developments and emerging industry standards. If the Company cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, its business will be materially and adversely affected.

    A number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes make accurate predictions difficult.

    THE LOSS OF ONE OR MORE SUPPLIERS COULD ADVERSELY AFFECT DOT HILL'S ABILITY
     TO MANUFACTURE AND SELL PRODUCTS.

    The Company relies on other companies to supply certain key components of its products and products that it re-sells. Many of these components and third-party products are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases substantially all of its disk drives from Seagate Technology Inc. and IBM, and substantially all of its RAID controllers from CMD Technology and Infortrend. Approximately 23%, 22%, and 32% of the Company's total raw material purchases were from Seagate, approximately 4%, 2% and 2% from Infortrend, and approximately 1%, 1%, and 2% from CMD for the years ended December 31, 1999, 1998 and 1997, respectively. Approximately 10% of the Company's raw material purchases in 1999 were from IBM. The Company purchases substantially all of its raw materials pursuant to purchase orders, rather than pursuant to long term purchase agreements. The Company maintains minimum inventory levels.

    There is currently a significant market demand for disk drives, tape drives and RAID controllers, and from time to time the Company may experience component shortages, selective supply allocations and increased prices of such components. With respect to certain components, such as disk drives and controllers, even if alternative sources of supply became available, the incorporation of such components from alternative suppliers could delay the manufacture and shipment of the Company's products while modifications to such products and accompanying software were made to accommodate the introduction of the alternative suppliers' components. The Company estimates that replacing Infortrend and CMD's RAID controllers with those of another supplier would involve several months of hardware and software modification.

    The Company subcontracts some of its manufacturing, such as plastic molding, metal-bending, PCB fabrication and certain assembly to qualified partners in the United States and Asia. The Company owns the design and tools/molds associated with the manufacture of these parts. The third parties that the Company relies upon for these various production activities includes, but is not limited to, Dovatron for sub-assembly work and Escon for metal-bending. If the Company were required to have alternate third-parties perform various manufacturing activities, it may take a few months to train the companies and obtain the same levels of productivity.

    The Company resells the tape libraries and other products of Storage Technology Corporation (StorageTek), among other companies. Approximately 17%, 15%, and 6% of the Company's total purchases were for Storage Tek products for 1999, 1998, and 1997, respectively. If Dot Hill were to face a shortage of StorageTek products in the future, Dot Hill could, after some modification, integrate the products of other manufacturers into its storage solutions. However, due to the market acceptance of StorageTek, the Company believes that a substantial number of customers would not be satisfied with the products of an alternate manufacturer.

    DOT HILL MAY HAVE DIFFICULTY PREDICTING RESULTS AND MAY EXPERIENCE OPERATING
     LOSSES, EITHER OF WHICH WOULD LIKELY RESULT IN A STOCK PRICE DECLINE.

    For the years ended December 31, 1999 and 1997, the Company incurred a loss. There can be no assurance that the Company will be profitable on a quarterly or annual basis. If the Company is unable to generate net income from operations, its business will be adversely affected and its stock price will likely decline.

    The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

    - the level of competition;

    - the size, timing, cancellation or rescheduling of significant orders;

    - product configuration, mix and any quality issues;

    - market acceptance of new products and product enhancements such as the new
                  SANnet line of systems; new product announcements or introductions by competitors;

    - deferrals of customer orders in anticipation of new products or product enhancements;

    - changes in pricing by the Company or its competitors;

    - the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis;

    - hardware component costs and availability, particularly with respect to
      hardware             components obtained from sole sources;

    - hardware supply constraints;

    - the company's success in expanding its sales and marketing programs;

    - technological changes in the open systems storage market;

    - levels of expenditures on research and development;

    - changes in the Company's strategy;

    - personnel changes; and

    - general economic trends and other factors.

    Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. Further, the Company does not enter into long-term purchase contracts with customers, and customers have certain rights to extent or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Sales are also difficult to forecast because the open systems storage market is rapidly evolving and the Company's sales cycles vary substantially from customer to customer. Further, the Company has recently launched a new line of products and is actively trying to move customers from legacy products to this new product line which may effect sales cycles and the predictability of orders. Due to the unpredictable timing of customer orders, the Company may ship products representing a significant portion of its net sales for a quarter during the last month of that quarter. Any significant deferral of these sales could have a material adverse effect on the results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels will be based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. There can be no assurance that the Company will experience sales growth with respect to its legacy and new line of products in future periods.

    Fluctuating operating results may increase the likelihood of the Company becoming involved in expensive, time-consuming litigation. In 1998, a class action lawsuit was filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's initial public offering alleging certain violations of the federal securities laws. See "Item 3 -- Legal Proceedings." If the

Company is not successful in defending this suit or any other suit that may arise, or if the Company incurs greater expenses than it expects in defending any suits, the Company's operating results for one or more quarters, as well as the price of the Company's common stock, could be materially adversely affected.

    Since the Company has undergone a number of mergers and acquisitions over the last few years, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in future quarters the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's common stock would likely be materially and adversely affected.

    AN ECONOMIC DOWNTURN IN AN INDUSTRY IN WHICH THE COMPANY CONCENTRATES COULD
     MATERIALLY AND ADVERSELY AFFECT REVENUES.

    Dot Hill's revenues to date have been derived primarily from sales to customers in the financial services and telecommunications industries. Direct sales to customers in the financial services and telecommunications industries were approximately 18% and 21%, respectively, of Dot Hill's 1999 net revenues, 27% and 20%, respectively, of 1998 net revenues and 21% and 24%, respectively, of 1997 net revenues.

    Historically, a material percentage of the Company's net revenues in each year has been derived from a limited number of customers. For the years ended December 31, 1999, 1998 and 1997, the Company's top five customers, including distributors, accounted for approximately 25%, 22% and 19%, respectively, of the Company's net revenues. Sales to one customer, Uunet Technologies, Inc. accounted for 10% of the Company's net revenue for the year ended December 31, 1999. Sales to any one customer did not exceed 10% of total new revenue for the years ended December 31, 1998 and 1997. The Company generally does not enter into long-term contracts with its customers, and customers generally have certain rights to extend, delay or cancel the shipment of their orders without penalty.

    A very significant portion of the Company's revenues to date has been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of the Company's revenues are associated with versions of UNIX manufactured by Sun Microsystems, Inc. If Sun Microsystems were to change its policy of supporting open systems computing environments, and if Dot Hill's products were thereby rendered incompatible with Sun Microsystems' products, Dot Hill's business, financial position and results of operation would be materially and adversely affected.

    The Company expects that a high percentage of the Company's sales for the foreseeable future will continue to come from a relatively small number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. An economic downturn in any industry targeted by the Company, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby adversely affecting Dot Hill's business.

    BECAUSE THE COMPANY GENERALLY DOES NOT ENTER INTO LONG-TERM CONTRACTS WITH
     ITS CUSTOMERS AND SALES CYCLES CAN BE LENGTHY, DELAYS OR CANCELLATIONS OF CUSTOMER ORDERS COULD MATERIALLY AND ADVERSELY AFFECT DOT HILL'S OPERATING RESULTS.

    The Company generally does not enter into long-term volume purchase contracts with its customers, and customers generally have certain rights to extend or to delay the shipment of their orders. The Company's distributors and value added resellers (VARs) may also carry competing product lines and could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's operating results. Although the Company believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances which could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that existing end-user customers will not purchase their storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition.

    Customer orders for the Company can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and sale of a product, or "sales cycle," also can vary greatly and can be as long as three to twenty-four months. This is particularly true for the sale and installation of complex, turnkey solutions, which often are sold directly to end users, and for new products, such as SANnet. Revenue for Dot Hill is likely to be affected by the timing of large orders, which makes it difficult for the Company to predict such revenue. Revenue for a quarter could be reduced if large orders forecasted for a certain quarter are delayed or are not realized.

    The factors that could delay or defer an order, particularly orders for new products such as the SANnet line of systems, include:

    - time needed for technical evaluations by customers;

    - customers' budget restrictions and changes to budgets during the course of the sales cycle;

    - customer internal review and testing procedures; and

    - engineering work needed to integrate a storage solution with a customer's system.

    DOT HILL'S BUSINESS WILL MATERIALLY SUFFER IF IT ENCOUNTERS SIGNIFICANT
     PRODUCT DEFECTS.

    Storage system products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing, errors will not be found in products after shipments (particularly new products such as the SANnet line of systems), resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition. The Company's standard warranty provides that if the system does not function to published specifications the Company will repair or replace the defective component without charge. Significant warranty costs, particularly those that exceed reserves, could have a material adverse effect on the Company's business.

    Although the Company has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. A successful product liability claim against the Company could have a material adverse effect on the Company's business, operating results or financial condition.

    DOT HILL HAS RECENTLY LAUNCHED A NEW LINE OF PRODUCTS AND IS ENCOURAGING
     CUSTOMERS TO MOVE FROM LEGACY PRODUCTS TO THE NEW LINE, WHICH ENTAILS MANY RISKS AND UNCERTAINTIES.

    The Company has recently introduced a number of new products including its SANnet line of systems and two software packages, SANman and SANscape. The Company is actively encouraging customers to move from the Company's various legacy products to the new product lines. These activities entail a number of risks and uncertainties all of which could have a material and adverse affect on the Company's business. Those risks and uncertainties include, but are not limited to, the following:

    - customer orders may be delayed while customers evaluate new products;

    - customers may be disturbed by Company actions to encourage the use of the new products and they may turn away from the Company;

    - the new line of products may contain defects or bugs that are not yet known to the Company, but that come to light after shipment of products has occurred;

    - customers may turn away from the new products;

    - the Company likely will find it more difficult to accurately predict future financial performance.

    DOT HILL'S BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED IF IT CANNOT
     ATTRACT OR RETAIN KEY PERSONNEL.

    The Company's future performance depends in significant part upon the continued service of its senior management and key personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In recent periods, the Company has experienced difficulties retaining existing and attracting and training new, skilled personnel. Any inability to attract, train and retain skilled sales personnel in future periods or the loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results or financial condition. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

    THE COMPUTER STORAGE MARKET IS HIGHLY COMPETITIVE.

    The storage system market is intensely competitive. The Company competes with various companies, including, but not limited to: Hewlett Packard, Sun Microsystems, IBM, Hitachi, Compaq Corporation, and Dell Computer Corp., which market storage systems as well as other computer products, and which have become more focused on storage during the past few years. The Company also competes against independent storage system suppliers to the high-end market including, but not limited to: Network Appliance, nStor Technologies, Ciprico, StorageTek, Procom Technology Inc., Storage Computer Corporation, Storage Works, MTI Technology and EMC Corporation. In providing tape backup, the Company competes with suppliers of tape-based storage systems including, but not limited to: ADIC Datalink Corporation, MTI Technologies, Dallas Digital, Cranel, Inc. and others.

    Many of these competitors are significantly larger than Dot Hill and have significantly greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at a lower end-user price.

    The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition. In fact, competitive pricing pressures have had, and may continue to have, an adverse effect on Dot Hill's revenue and earnings.

    The Company believes that the principal competitive factors affecting its markets include: fault-tolerance reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that the Company will be able to successfully incorporate these factors into its products and to compete against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results or financial condition.

    If Dot Hill is unable to develop and market products to compete with the products of competitors, the Company's business will be materially and adversely affected. In addition, if major customers who are competitors cease purchasing Dot Hill products so that they can concentrate on sales of their own products, the Company's business will be adversely affected.

    Dot Hill sells its products through distributors and value added resellers
(VARs) internationally and, to a lesser extent, domestically. These VARs and distributors may also carry competing product lines, and could reduce or discontinue sales of the Dot Hill's products, which could have a material adverse effect on operating results. In addition, the Company cannot assure that existing end-user customers will not purchase storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from Dot Hill.

    DOT HILL'S INTERNATIONAL BUSINESS ACTIVITIES SUBJECT IT TO RISKS THAT COULD
     ADVERSELY AFFECT BUSINESS.

    Dot Hill's international sales represented approximately 12% of net revenues in 1999 and the Company currently has sales offices in Japan, France, England and the Netherlands. Dot Hill believes that continued growth and profitability will require expansion of international operations, particularly in Europe and the Pacific Rim. The Company's international operations are subject to a variety of risks associated with conducting business internationally, including the following, any of which could have a material adverse effect on business, operating results and financial condition:

    - longer payment cycles;

    - unexpected changes in regulatory requirements;

    - import and export restrictions and tariffs, and increases in tariffs, duties, price controls or other restrictions on foreign currencies;

    - the burden of complying with a variety of foreign laws;

    - potentially adverse tax consequences;

    - currency exchange rate fluctuations;

    - the imposition of trade barriers or price controls;

    - political and economic instability abroad;

    - difficulties in staffing and managing international operations;

    - seasonal reductions in business activity during the summer months in Europe and other times in other parts of the world; and

    - problems in collecting accounts receivable.

    A portion of the Company's international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar will cause currency transaction gains and losses, which Dot Hill has experienced in the past and continues to experience. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has not previously undertaken hedging transactions to cover its currency exposure but may hedge a portion of its currency exposure in the future as management deems appropriate.

    Proprietary rights and intellectual property may be more difficult to protect outside of the United States. Also, the Company has limited experience in marketing and distributing its products internationally. Dot Hill cannot be certain that it will be able to successfully grow its international presence in a timely manner, which could have a material adverse effect on the business, operating results and financial condition of the Company.

    DOT HILL'S LACK OF INTELLECTUAL PROPERTY PROTECTION AND CLAIMS OF PATENT
     INFRINGEMENT MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

    Dot Hill's success depends significantly upon its proprietary technology. The Company has limited patent protection for its products and has attempted to protect its intellectual property rights primarily through copyrights, trade secrets, nondisclosure agreements and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which affords only limited protection. The Company generally enters into confidentiality agreements with its employees and with key third parties. As of December 31, 1999, the Company had been awarded a total of seven U.S. patents covering certain elements of its products. The Company does not have any patents pending or current plans to seek additional patents at this time. There are no assurances that the seven aforementioned patents will provide the Company with competitive advantages or will not be challenged by third parties.

    The patents of others may have a material adverse effect on the Company's ability to do business. The Company expects that competitors in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the market grows. Although Dot Hill believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. From time to time, the Company receives letters from patent owners that indicate a possible infringement and request to explore a licensing relationship. In 1999, the Company received two such letters. If such inquiries result in the lodging of a more formal claim, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company will be able to obtain a license to use such technology or that a license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, Dot Hill could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

    The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. Recently, the Company has applied for registered trademark protection for the marks SANman-TM-, SANnet-TM-, SANpath-TM-, SANscape-TM-, "the storage in.com-TM-, Dot Hill and the Dot Hill logo. The Company claims common law protection for and may seek to register many other marks.

    Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Dot Hill's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company.

    IF WE HAVE NOT ADEQUATELY PREPARED FOR THE TRANSITION TO YEAR 2000, OUR
     BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD SUFFER.

    We have executed a plan designed to make our computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. To date, none of our systems, applications, equipment or facilities have experienced material difficulties from the transition to Year 2000, nor have we been notified that any of our suppliers have had any such difficulties. However, due to the breadth of potential issues related to the Year 2000, we cannot guarantee that we will not experience any problems in the future and the final determination may take several months. Where practicable, we have attempted to mitigate our risks with respect to any failures of our critical external suppliers related to the Year 2000. The effect on our results of operations from any failure of our systems, applications, equipment or facilities, or our critical external suppliers, related to the Year 2000 issue cannot yet be determined

    THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES OWN MORE
     THAN HALF OF THE COMPANY'S OUTSTANDING SHARES, WHICH COULD PREVENT A CHANGE IN CONTROL OF THE COMPANY, AND ADVERSELY AFFECT DOT HILL'S STOCK PRICE.

    As of March 2000, the Company's executive officers, directors and their affiliates beneficially owned approximately 54% of the Company's outstanding shares of common stock. As a result, these stockholders, if acting together, would be able to influence matters requiring approval by the stockholders of the Company, including the election of a majority of the directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

    Further, the Company's Certificate of Incorporation, as amended, and Bylaws, as amended, contain a number of provisions that could impede a takeover or change in control of the Company, including but not limited to a classified Board of Directors. If the shareholders adopt various proposals at the next annual meeting of the shareholders scheduled for May 8, 2000, the newly adopted Certificate of Incorporation and Bylaws will contain other provisions that could impede a takeover or change in control of the Company, including but not limited to the elimination of the stockholders' ability to take action by written consent and a fair price requirement and the elimination of the ability of stockholders to remove a director from office without cause.

    The Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock up to 5,000,000 shares (10,000,000 shares if shareholders adopt a particular proposal at the next annual shareholders meeting scheduled for May 8, 2000), designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by the Board without stockholder approval.

    Each of the foregoing provisions gives the Board, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests.

    OUR STOCK PRICE IS VOLATILE.

    The market price of the Company's common stock has been, and is expected to continue to be, volatile. This volatility may result from a number of factors, including fluctuations in the Company's quarterly revenues and net income, announcements of products by the Company or its competitors, and conditions in the Open Systems storage market. Also, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market prices of securities, particularly those of technology companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in future periods. Stock price volatility may increase the likelihood of the Company becoming involved in expensive, time-consuming litigation. In 1998, a class action lawsuit was filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's initial public offering alleging certain violations of the federal securities laws. See "Item 3 -- Legal Proceedings."

ITEM 2. PROPERTIES:

    Dot Hill's headquarters and ISO 9002 certified manufacturing operations are located in approximately 70,000 square feet of space in Carlsbad, California, including approximately 43,000 square feet of manufacturing space. This facility is leased through December 2001. The Company also has a major office in New York City, which consists of approximately 52,000 square-feet of space and is occupied under a long-term lease expiring in 2007. In addition, the Company leases six offices throughout the United States, as well as offices in Japan, France England and the Netherlands. The aggregate rent for the year ended December 31, 1999 for all facilities was approximately $2.0 million The Company believes that its existing facilities have the capacity to double their current production and therefore are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS:

    The Company is subject to a class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering"). The lawsuit is proceeding in the United States District Courts for the Southern District of New York. The action was filed on December 4, 1998 on behalf of purchasers of the stock of the Company during the period from September 16, 1997 to April 14, 1998. Plaintiffs allege that, in violation of federal securities laws, defendants made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering. The lawsuit is in the discovery phase, the deadline for which is currently scheduled for March 31, 2000.

    The Company believes that it has meritorious defenses to plaintiffs' claims and intends to vigorously defend against those claims. However, the Company expects to incur significant legal expense in 2000 defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's 2000 results.

    In addition to the complaints discussed above, the Company is subject to various other legal proceedings and claims against the Company, asserted or unasserted, which arise in the ordinary course of business. While the outcome of the claims against the Company cannot be predicted with certainty, such litigation and claims may have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has been listed on the New York Stock Exchange since September 16, 1997.

    The following table sets forth, for the fiscal quarters indicated, the range of high and low sale prices per share of the Company's common stock as reported on the New York Stock Exchange.

QUARTERLY PERIOD                                                HIGH       LOW
----------------                                              --------   --------
Fiscal Year Ended December 31, 1999
  1st Quarter...............................................   $ 7.13     $4.00
  2nd Quarter...............................................     6.38      4.50
  3rd Quarter...............................................     8.18      5.00
  4th Quarter...............................................     7.13      4.63

Fiscal year ended December 31, 1998
  1st Quarter...............................................   $14.25     $9.50
  2nd Quarter...............................................    13.88      6.63
  3rd Quarter...............................................     9.13      6.13
  4th Quarter...............................................     8.50      4.81

    As of March 20, 2000, there were 5,657 holders of record of the Company's common stock.

    The Company has never paid any cash dividends on its common stock, and currently intends to retain future earnings, if any, to fund the development and growth of its business. The Company does not anticipate paying any cash dividends in the foreseeable future.

    The last sales price for the Company's common stock, as reported by the New York Stock Exchange on March 20, 2000 was $13.69.

    During the period covered by this Annual Report on Form 10-K, the Company did not issue or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The accompanying historical financial statements of Dot Hill have been retroactively restated to reflect the Merger of Box Hill and Artecon, which was accounted for as a pooling of interests. The financial statements for the year ended December 31, 1999 reflect the results of Dot Hill from the August 2, 1999 Merger date through December 31, 1999, in addition to the combined results of Box Hill and Artecon from January 1, 1999 through the Merger date. The financial statements for the years ended December 31, 1998, 1997, 1996, and 1995 combine the results of operations of Box Hill for each of the years then ended with the results of operations of Artecon for the fiscal years ended March 31, 1999, March 31, 1998, March 29, 1997 and March 30, 1996 respectively. The following financial information should be read in conjunction with the Company's financial statements and related notes thereto and with "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. As a result of changing Artecon's fiscal year-end from March 31 to conform with the Company's December 31 year-end, Artecon's results of operations for the three months ended March 31, 1999 are identical in the combined results of operations for both the years ended December 31, 1999 and 1998 and is reflected as an adjustment in the consolidated statements of shareholders equity. Artecon's total revenue and net income for this period were $18.3 million and $1.7 million, respectively. Artecon's cash flows used in operating, investing, and financing activities for this period were $2.6 million, $39,000 and $1.8 million, respectively.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1999       1998     1997(2)      1996       1995
                                                      --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues........................................  $124,216   $168,355   $136,684   $105,344   $87,397
Gross margin........................................    37,604     58,591     40,211     29,925    28,613
Operating expenses:
  Selling and marketing.............................    24,204     34,839     18,121     12,968    10,078
  Engineering and product development...............     7,401      9,946      5,523      4,463     3,039
  General and administrative........................    10,837      9,981      7,049      4,011     3,927
  Shareholder officer's compensation................        --      1,275      7,538      6,347     9,067
  Impairment of intangible assets...................     1,224        867         --         --        --
  Merger and restructuring expense..................     7,392      1,404         --         --        --
  Acquired in-process research and development......        --         --     18,200         --        --
                                                      --------   --------   --------   --------   -------
Operating income (loss).............................   (13,454)       279    (16,220)     2,136     2,502
Net income (loss)...................................  $ (9,047)  $    584   $(14,230)  $  1,467   $ 1,622
                                                      ========   ========   ========   ========   =======
Basic net income (loss) per share(1)................  $  (0.39)  $   0.03   $  (1.06)  $   0.12   $  0.14
                                                      ========   ========   ========   ========   =======
Diluted net income (loss) per share(1)..............  $  (0.39)  $   0.02   $  (1.06)  $   0.10   $  0.12
                                                      ========   ========   ========   ========   =======

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1999       1998       1997       1996       1995
                                                      --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...  $ 47,951   $ 59,807   $ 58,194   $  1,740   $ 4,271
Working capital.....................................    58,946     78,867     74,259     32,510    14,041
Total assets........................................   103,658    127,030    131,162     14,879    28,327
Total long-term debt................................       272     11,908     10,484      2,921     2,941
Total stockholders' equity..........................    72,823     79,964     78,227     13,866    12,663

--------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements of Dot Hill Systems Corp. for the three years in the period ended December 31, 1999 for an explanation of shares used in computing basic and diluted net income (loss) per share.

(2) Concurrent with the initial public offering of Box Hill in 1997, the Company terminated its status as an S Corporation. Had the Company been a C Corporation for the entire year, the proforma net loss and net loss per basic and diluted share would have been $15,924 and $1.18, respectively, based on the tax laws in effect during the period. The proforma information presented in this paragraph is unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included herein. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and the section entitled "Business," as well as those discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    The Company designs, manufactures, markets and supports high performance data storage systems for the Open Systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, internet service providers, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end users in certain regions, and to use local distributors in others. The Company focuses on providing storage solutions to high-end customers, primarily in the UNIX, Windows, Linux and Novell environment. The Company's strategy is to leverage its expertise as a company focused exclusively on storage solutions.

    Effective August 2, 1999, Box Hill and Artecon completed a Merger in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling-of-interests. The combined company changed its name to Dot Hill Systems Corp. Under the terms of the merger agreement, the Company issued 8,734,523 shares of its common stock to the former Artecon shareholders, representing .4 shares of the Company's common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible preferred Series A shares were converted into 719,037 shares of the Company's common stock. The historical financial statements of the Company have been restated to reflect the Merger.

    During fiscal 1997, Artecon and SDI completed a reverse merger whereby SDI acquired Artecon for legal and tax purposes. For financial reporting purposes, the SDI merger was accounted for as an acquisition of SDI by Artecon, and, as such, the historical financial results of Artecon for all years prior to the SDI merger, which are included within the accompanying supplemental consolidated financial statements, are those of Artecon. The SDI/Artecon combination was accounted for as a purchase and the purchase price included an allocation to goodwill and other intangible assets of $7.4 million. Additionally, in August 1997, Artecon acquired substantially all of the assets and liabilities of Falcon. The acquisition was accounted for as a purchase and the purchase price included an allocation to goodwill and other intangible assets of $638,000.

    The Company's manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company's products, with certain of those subassemblies manufactured by independent contractors. The Company's operations are primarily conducted from its facilities in California and New York City. Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

    Competitive pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on the Company's revenue and earnings. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

    Box Hill completed an initial public offering of its common stock on September 16, 1997. The offering consisted of the sale of 5,500,000 shares of common stock at $15.00 per share, of which 3,300,000 were issued and sold by the Company and 2,200,000 shares were sold by individuals who were the founders and sole shareholders of the Company prior to the initial public offering. Additionally, 825,000 shares of common stock were purchased from the Company at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to Box Hill, after deducting estimated underwriting discounts and offering expenses, were approximately $56.6 million.

    The Company markets and distributes its products and services through its direct sales force employed in 7 domestic offices and 6 overseas sales offices located in Japan, France, England and the Netherlands. Domestically, the vast majority of the Company's sales are made directly to end-users. Internationally, the Company teams up with local resellers in certain regions, and sells directly to end-users in other regions. Revenue generated from product sales is recognized upon shipment. Revenue generated from service contracts is recognized ratably over the term of the contract. Operating expenses consist primarily of rent, payroll, commissions, other selling and administrative expenses, and research and development costs, and are recognized in the period incurred. The following table sets forth certain items from Dot Hill's consolidated statement of operations as a percentage of net sales for the periods indicated:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Net Revenues...........................................   100.0%     100.0%     100.0%
Gross Margin...........................................    30.3       34.8       29.4
Operating expenses
  Selling and service..................................    19.5       20.7       13.3
  Engineering and product development..................     6.0        5.9        4.0
  General and Administration...........................     8.7        5.9        5.2
  Shareholder officers' compensation...................      --         .8        5.5
  Impairment of intangible assets......................     1.0         .5         --
  Merger and restructuring expenses....................     6.0         .8         --
  Acquired in-process research and development.........      --         --       13.3
Operating income (loss)................................   (10.9)        .2      (11.9)
Net income (loss)......................................    (7.3)%       .3%     (10.4)%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

    NET REVENUES.

    Net revenues reflect the invoiced amounts for products shipped less reserves for estimated returns and revenues from service contracts. Net revenues for the year ended December 31, 1999 were $124.2 million compared to $168.4 million for the year ended December 31, 1998 a decrease of approximately 26.2%. The decrease in net revenues is primarily attributable to a decrease in volume of sales coupled with price reductions. Comparisons of the Company's 1999 and 1998 results are difficult due to the significant corporate restructuring that the Company and Artecon have undergone over the last several years, including the Merger, and Artecon's acquisition of Storage Dimensions in March 1998 and of Falcon in August 1997. The decrease in net revenue was due in part to the Company's focus on the Merger and integration and restructuring issues, efforts to merge the sales and product lines of Artecon and Box Hill, and the unwillingness of certain customers to purchase storage products due to Year 2000 concerns. For 1999, sales of SCSI-based solutions were 64% of revenues, sales of backup solutions were 15% of revenues, services were 10% of revenues, and sales of other products and services were approximately 11% of revenues.

    GROSS MARGIN.

    Gross margin for 1999 was $37.6 million, or 30.3% of net revenues, compared to a gross margin of $58.6 million, or 34.8% of net revenues, for 1998. The decrease in gross margin as a percentage of net revenues from 1998 to 1999 was primarily attributable to a $5.0 million inventory write-down associated with the Company's product line consolidation and as a result of related price reductions. Excluding inventory write downs of $5.0 million and $403,000 for 1999 and 1998, respectively, gross margin was 34.3% of net revenues for 1999 compared to 35.0% of net revenues for 1998.

    SALES AND MARKETING EXPENSES.

    Selling and marketing expenses are comprised primarily of salaries, commissions and marketing costs. Selling and marketing expenses decreased to $24.2 million for 1999 from $34.8 million for 1998. The decrease in selling and marketing expenses was primarily due to a decrease in the direct sales force and field service staff as a result of Artecon's restructuring and operational consolidations, which took place in fiscal 1998 after Artecon's merger with Storage Dimensions. As a percentage of net revenues, sales and marketing expenses decreased to 19.5% for 1999 from 20.7% in 1998, primarily as a result of the decreases in personnel noted above.

    ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES.

    Engineering and product development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Research and development expenses decreased to $7.4 million for 1999 compared to $9.9 million for 1998. The decrease in research and development expenses is primarily attributable to Artecon's restructuring and operation consolidations in fiscal 1998. As a percentage of net revenues, engineering and product development increased slightly to 6.0% for 1999 compared to 5.9% for 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES.

    General and administrative expenses are comprised primarily of compensation and overhead costs associated with Dot Hill's finance and administrative staff. General and administrative expenses, including shareholder officers compensation, for 1999 were $10.8 million, or 8.7% of net revenues, compared to $11.3 million, or 6.7% of net revenues, for 1998. The decrease in general and administrative expenses is primarily attributable to the restructuring and operational consolidation which took place in 1998 after Artecon's merger with Storage Dimensions and at Dot Hill after the Merger.

    MERGER AND RESTRUCTURING EXPENSES AND IMPAIRMENT OF INTANGIBLE ASSETS.

    During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger, as follows:

                                                              (IN THOUSANDS)
Inventory write-downs, reported with cost of goods sold.....     $ 5,033
Professional fees...........................................       4,029
License termination.........................................       1,000
Employee termination costs..................................       1,100
Write-down of intangibles...................................         937
Facility closures and related costs.........................         647
Other integration costs.....................................         616
                                                                 -------
    Total...................................................     $13,362
                                                                 =======

    Management's restructuring and integration plan relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5.0 million and $937,000 respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1.0 million. Additionally, management's plan includes consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1.1 million, consisting primarily of severance payments for 38 employees, facility closure costs of $647,000 and other integration costs of $616,000. The Company completed the plan during the fourth quarter of 1999. The major components of the charges and the remaining accrual balance as of December 31, 1999 are as follows:

                                                                          ACCRUED
                                                                       RESTRUCTURING
                                                 EXPENSES     PAID         COSTS
                                                 --------   --------   -------------
                                                           (IN THOUSANDS)
Professional services..........................   $4,029    $(4,029)      $   --
License termination............................    1,000     (1,000)          --
Employee termination costs.....................    1,100       (620)         480
Facility closures and related costs............      647       (125)         522
Other integration costs........................      616       (526)          90
                                                  ------    -------       ------
    Total......................................   $7,392    $(6,300)      $1,092
                                                  ======    =======       ======

    The Company anticipates that the remaining merger and restructuring costs liability at December 31, 1999, which consists primarily of employee termination costs and lease and contract termination costs, will be paid in 2000 and believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the merger and restructuring charge.

    In December 1998, the Artecon Board of Directors approved a plan to consolidate one of Artecon's engineering facilities from Milpitas, California, to Carlsbad, California, to consolidate certain domestic sales and service locations, and to eliminate certain product lines and development activities. Artecon recorded pre-tax restructuring charges of $1.8 million to cover the costs associated with these actions. Such charges consisted primarily of employee termination costs, inventory write-downs, facility closures and related expenses, intangible asset impairment and tooling machinery write-offs.

    Employee termination costs consisted primarily of severance payments for 43 employees, all of whom were terminated as of December 31, 1998. The majority of the employees terminated were employed at the engineering facility in Milpitas, California and at the various domestic sales and service locations. Inventory write-downs and the tooling write-off primarily related to the discontinuance of certain low-volume and low-profit product lines. Of the total restructuring charge associated with the inventory write-downs, $403,000 was included as a separate component of cost of sales in the accompanying financial statements. Facility closures and related expenses consisted of lease termination costs and the write-off of certain property and equipment disposed of associated with the closures. The major components of the charges and the reconciliation of the expenses and accrual activity during 1998 and 1999 was as follows:

                                                                      ACCRUED                     ACCRUED
                                                        AMOUNTS    RESTRUCTURING    AMOUNTS    RESTRUCTURING
                                          INITIAL      UTILIZED      COSTS AT      UTILIZED      COSTS AT
                                       RESTRUCTURING   IN FISCAL   DECEMBER 31,    IN FISCAL   DECEMBER 31,
                                          CHARGE       YEAR 1998       1998        YEAR 1999       1999
                                       -------------   ---------   -------------   ---------   -------------
                                                                  (IN THOUSANDS)
Employee termination costs...........     $  254        $  (200)       $ 54          $ (54)        $ --
Inventory write-downs................        403           (115)        300           (300)          --
Facility closures and related
  expenses...........................        715           (476)        239           (239)          --
Tooling write-off....................        135           (123)         --             --           --
Intangible asset impairment..........        300           (300)         --             --           --
                                          ------        -------        ----          -----         ----
    Total............................     $1,807        $(1,214)       $593          $(593)        $ --
                                          ======        =======        ====          =====         ====

    In connection with the acquisitions of Falcon and SDI, Artecon allocated $420,000 and $1.6 million, respectively, to an assembled workforce intangible asset. Artecon recorded an impairment of these intangible assets of $300,000 during the year ended December 31, 1998, which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with restructuring activities. Furthermore, as a result of significant attrition and terminations of employees, which had been utilized as the basis for the assembled workforce valuation, Artecon recognized additional amortization of $287,000 in 1999 based on the specific attrition and termination of additional employees who had been the basis for the valuation of the assembled workforce intangible asset.

    In connection with the merger with SDI, Artecon recorded a reserve for acquisition related costs of $6.6 million, of which $661,000 was outstanding at December 31, 1998. All of the acquisition related costs were included in the purchase price allocation performed during 1997. The major components of the reserve and the reconciliation of the accrual activity during 1998 and 1999 was as follows:

                            INITIAL MERGER                   ACCRUED MERGER                   ACCRUED MERGER
                                 COSTS          AMOUNTS           COSTS          AMOUNTS           COSTS
                          (DECEMBER 31, 1997)   UTILIZED   (DECEMBER 31, 1998)   UTILIZED   (DECEMBER 31, 1999)
                          -------------------   --------   -------------------   --------   -------------------
                                                             (IN THOUSANDS)
Employee termination
  costs (80
  employees)............         $2,923         $(2,761)           $162           $(162)            $ --
Professional service
  fees..................          2,225          (1,909)            316              --              316
Other costs.............          1,433          (1,250)            183            (117)              66
                                 ------         -------            ----           -----             ----
    Total...............         $6,581         $(5,920)           $661           $(279)            $382
                                 ======         =======            ====           =====             ====

    The Company anticipates that the remaining merger costs liability at December 31, 1999, which consists primarily of miscellaneous professional services obligations and lease and contract termination costs, will be paid in 2000 and believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI merger.

    OTHER INCOME, NET.

    Total other income is comprised of interest income earned on the Company's cash and cash equivalents, the majority of which is exempt from federal income taxes, less interest expense and other expenses. Total other income for 1999 was $1.4 million compared to $1.3 million for 1998. The increase in total other income was primarily attributable to a reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999.

    INCOME TAXES.

    The Company's effective income tax rate was (24.8)% for the year ended December 31, 1999 compared to 62.7% for the comparable 1998 period. The 1999 effective income tax rate reflects federal, state and local taxes, offset by non-deductible merger and restructuring expenses. The effect of state and local taxes was 54.6% during the 1998 period as a result of the various jurisdictions in which the Company's taxable income was earned.

    As of December 31, 1999 and 1998, the Company has federal and state net operating losses of approximately $20.4 million and $10.2 million, which begin to expire in the years ending 2009 and 2011, respectively. The Company also has federal and state tax credit carryforwards of $1.2 million and $774,000, respectively. The annual use of Artecon's federal net operating loss and credit carryforwards is limited to an annual amount of approximately $3.0 million per year as a result of the Merger.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET REVENUE.

    Net revenue increased 23.2% to $168.4 million for the year ended
December 31, 1998, compared to $136.7 million for the year ended December 31, 1997. The increase in net revenue is primarily attributable to an increase in volume, mostly as a result of the SDI acquisition, partially offset by price reductions. The increase in volume was also due to increases in sales of back-up products, Fibre Channel and RAID products, partially offset by a decrease in sales of legacy storage products. The increase in sales of back-up products was the result of the additional focus on backing-up mission critical data by the Company's traditional customer base, and the successful sales efforts in obtaining new customers requiring the Company's knowledge and experience in back-up integration.

    GROSS MARGIN.

    Gross margin increased 45.7% to $58.6 million in 1998 from $40.2 million for the comparable period of 1997. As a percentage of net revenues, gross profit increased from 29.4% in 1997 to 34.8% in 1998, principally as a result of different product mix and inventory write-offs, which adversely effected margins in the comparable period.

    SALES AND MARKETING.

    Sales and marketing expenses increased 92.3% to $34.8 million for the year ended December 31, 1998 from $18.1 million for the year ended December 31, 1997. As a percentage of net revenue, sales and marketing expenses increased to 20.7% in 1998 from 13.3% in 1997. The increase was primarily due to an increase in the direct sales force and field service staff, increased commissions based on the increase in sales and increased sales management overhead as a result of the SDI acquisition.

    ENGINEERING AND PRODUCT DEVELOPMENT.

    Engineering and product development expenses increased 80.0% to $9.9 million for the year ended December 31, 1998 from $5.5 million for the comparable period of 1997. As a percentage of net revenue, engineering and product development increased to 5.9% in 1998 from 4.0% in 1997. The increase is primarily due to an increase in the number of employees engaged in research and development activities.

    GENERAL AND ADMINISTRATIVE.

    General and administrative expenses increased 41.6% to $10.0 million for the year ended December 31, 1998 from $7.0 million for the year ended December 31, 1997. As a percentage of net revenue, general and administrative expenses increased to 5.9% in 1998 from 5.2% in 1997. The increase is primarily due to additional depreciation and amortization expense of $1.5 million and $1.7 million, respectively, for goodwill and other intangible assets associated with the SDI and Falcon acquisitions and additional rent expense resulting from an expanded facility in New York.

    SHAREHOLDER OFFICERS' COMPENSATION.

    Shareholder officers' compensation consists of salaries and bonuses paid to Box Hill's three original shareholder officers. Shareholders officers' compensation decreased 83.1% to $1.3 million for the year ended December 31, 1998, compared to $7.5 million for the year ended December 31, 1997. The decrease in shareholder officers' compensation is attributable to new employment agreements entered into with the shareholder officers in connection with the Company's initial public offering.

    RESTRUCTURING EXPENSES AND IMPAIRMENT OF INTANGIBLE ASSETS.

    In December 1998, Artecon's Board of Directors approved a plan for Artecon to consolidate one of its engineering facilities from Milpitas, California, to Carlsbad, California, to consolidate certain domestic sales and service locations, and to eliminate certain product lines and development activities. The Company recorded pre-tax restructuring charges of $1.8 million to cover the costs associated with these actions.

    In connection with Artecon's acquisitions of Falcon and SDI, Artecon allocated $420,000 and $1.6 million, respectively, to an assembled workforce intangible asset. Artecon recorded an impairment of these intangible assets of $300,000 during the year ended December 31, 1998, which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with activities that were exited. Furthermore, as a result of significant attrition and terminations of employees which had been utilized as the basis for the assembled workforce valuation, Artecon recognized a write-down of the intangible assets associated with the workforce of $867,000.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT.

    In connection with Artecon's acquisitions of SDI and Falcon, management determined that certain hardware and software products in development had no future alternative use. Accordingly, Artecon recognized a charge of $14.5 million and $3.7 million for the year ended December 31, 1997 for the write-off of in-process research and development costs relating to the reverse merger with SDI and the acquisition of Falcon, respectively. No such charges were recorded for the year ended December 31, 1998.

    OTHER INCOME, NET.

    Other income increased $1.7 million to $1.3 million for the year ended December 31, 1998 from a loss of $404,000 for the comparable period of 1997. The increase is primarily the result of interest income earned on the proceeds from the Company's initial public offering in September 1997 and legal settlement income received in 1998.

    INCOME TAXES.

    The Company's effective income tax rate was 62.7% for the year ended December 31, 1998 versus (14.4)% for the comparable period of 1997. The 1998 effective income tax rate reflects federal, state and local taxes, partially offset by research and development credits and a tax benefit from the Company's foreign sales corporation. The effect of state and local taxes was 54.6% during the 1998 period as a result of the various jurisdictions in which the Company's taxable income was earned. The 1997 effective income tax rate reflects federal, state and local taxes on Artecon's taxable income, the Dot Hill C Corporation's pro rata portion of Dot Hill's 1997 taxable income, state franchise taxes, a one-time tax benefit of $855,000 related to the recognition of the net deferred tax asset recorded by Dot Hill upon terminating its S Corporation status and the impact of non-deductible charges for acquired in-process research and development.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, the Company had $48.0 million of cash and cash equivalents and short-term investments. As of December 31, 1999, working capital was $58.9 million.

    For the year ended December 31, 1999, cash used in operating activities was $747,000 compared to cash provided by operating activities of $1.3 million for the same period in 1998. The decrease in net cash provided by operating activities is primarily attributable to the net loss of $9.0 million offset by a reduction in inventories and accounts receivable in 1999.

    Cash used by investing activities in 1999 consisted of $896,000 of purchases of property and equipment compared to cash provided by investing activities of $4.6 million in 1998 as a result of sales of short-term investments of $5.8 million offset by $1.2 million of property and equipment purchases.

    Cash used in financing activities was $11.8 million for 1999 as a result of payment of Artecon's outstanding debt, partially offset by $359,000 from the exercise of stock options under the Company's 1995 Stock Incentive Plan and the Company's 1997 Employee Stock Purchase Plan.

    In May 1998, Artecon entered into a revolving credit facility with LaSalle National Bank (the "line of credit") which permits borrowings of up to $15,000,000. Subsequent to the Merger on August 2, 1999, the Company repaid all outstanding debt under this credit facility.

    The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $343,000 at December 31, 1999) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of December 31, 1999, the total amount outstanding under the three credit lines was 28 million Yen (approximately US $272,000 at December 31, 1999).

    In August 1997, prior to the Merger, Artecon acquired Falcon Systems for $3.5 million. That purchase price included $1.0 million in cash and a promissory note in the original principal amount of $1.3 million, which was later amended by Artecon and Falcon to $750,000 (the "Artecon Note"). Concurrently, Falcon transferred the Falcon Technology to Founding Partners, a California general partnership ("Founding Partners"), in exchange for a promissory note with a principal amount of $1.8 million (the "Founding Partners Note"). Dana Kammersgard, James Lambert and W.R. Sauey, each of whom is an executive officer and/or director of the Company, were the general partners of Founding Partners. Founding Partners was considered a "special purpose entity" and, accordingly, has been consolidated with the Company for financial reporting purposes. The purchase price of Falcon consisted of $10.2 million for other assets acquired, $638,000 for goodwill and other tangible assets, $14.1 million for liabilities assumed and in-process research and development expenses of $3.7 million, which had no future alternative use, based on management assumptions. Under the terms of the Artecon Note and the Founding Partners Note (collectively, the "Notes"), Artecon and Founding Partners were required to make monthly payments to Falcon of $15,935 and $37,182, respectively, through August 2002. Each of the Notes bore interest at the rate of 10% per annum. After the Merger in August 1999, the Company paid the Notes in full and payments to Founding Partners were discontinued. On December 27, 1999, Founding Partners was dissolved.

    In connection with the Falcon acquisition and the transfer of Falcon's technology to Artecon, Artecon and Founding Partners entered into a Technology License Agreement, dated August 21, 1997, pursuant to which Founding Partners granted to Artecon an exclusive, perpetual license of the Falcon technology in exchange for monthly payments of $39,000 payable through August 2002. On December 27, 1998, Founding Partners and Artecon amended the Technology License Agreement to provide for, among other things, the transfer of the Falcon technology from Founding Partners to Artecon upon the satisfaction in full of Artecon's obligations under the Founding Partners Note. On August 2, 1999, the Founding Partners Note was fully satisfied, and on August 9, 1999, Founding Partners transferred all of Founding Partners' right, title and interest in the Falcon technology to Artecon, a wholly owned subsidiary of the Company.

    In December 1998, four shareholder class action lawsuits were filed against Box Hill, certain of its officers and directors, and the underwriters of the Company's 1997 initial public offering (the "Offering"). The actions were filed on behalf of purchasers of the common stock of the Company during the period from September 16, 1997 to April 14, 1998 and allege that the Company made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering. The Company believes that it has meritorious defenses to plaintiffs' claims and intends to vigorously defend against those claims. Legal costs to defend the claims are expected to be material and will be charged to expense as incurred.

    As of December 31, 1999, the Company's future commitments under its operating leases totaled approximately $6.9 million.

    The Company's sales and operating results have in the past fluctuated from quarter to quarter and may vary in the future depending on a number of factors, including:

    - the size and timing of significant purchase orders;

    - the timing of hardware shipments by third-party vendors necessary to recognize revenues;

    - the Company's ability to continue to design, develop and market new products and services;

    - market acceptance of new products, such as the new SANnet line of systems;

    - the Company's success in increasing its domestic and foreign sales force;

    - the size and number of new accounts;

    - technological changes in the storage systems market;

    - the growth of the telecommunications and Internet/intranet industry;

    - reduction in demand for the Company's products as a result of new product introductions by competitors;

    - levels of expenditure on research and development;

    - the amount of additional capital needed by the Company and the timing of such needs;

    - product quality problems;

    - fluctuations in foreign currency exchange rates; and

    - general economic trends and other factors.

    Sales and operating results for past periods are not necessarily indicative of future periods and a period-to-period comparison of its sales or results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.

    The Company presently expects cash and cash equivalents and short-term investments, together with cash generated from operations to be sufficient to meet its operating and capital requirements for at least the next twelve months. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. The actual amount and timing of working capital and capital expenditures that Dot Hill may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

YEAR 2000 COMPLIANCE

    In late 1999, we completed our remediation and testing of our products and hardware and software systems to assess their year 2000 readiness. As a result of those planning and implementation efforts, we experienced no significant malfunctions in our products or disruptions in mission critical information technology and non-information technology systems and believe those products and systems successfully responded to the year 2000 date changes. To date, the Company has not hired any additional employees or made any significant purchases to carry out its year 2000 compliance program. At this time, the Company is not aware of any material expenses that were incurred during 1999 in connect with remediating our products and systems. We are not aware of any material problems resulting from year 2000 issues, either with our products and internal systems or the products and services of third parties. We will continue to monitor our products and mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

THE EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. These countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. These countries will issue sovereign debt exclusively in euro and will re-denominate outstanding sovereign debt. Effective on this date, these countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

    Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in these countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead a "triangulation" process will be applied whereby an amount denominated in one legacy currency first will be converted into an amount denominated in euro, and the resultant euro-denominated amount is converted into the second legacy currency.

    Two countries that will convert to the euro, the Netherlands and France, generated revenue of approximately $3.9 million and $454,000, respectively, or 3.6% of Dot Hill's total revenue for 1999. Based on this percentage of revenue generated from these two countries, Dot Hill does not anticipate that this conversion of the euro will have a significant impact on its financial statements. The Company is continuing to evaluate the impact this conversion will have on its financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not use derivative financial instruments in its investment portfolio. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

    The following table provides information about the Company's investment portfolio at December 31, 1999 and 1998. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. All investment securities at December 31, 1999 are expected to mature in 2000:

                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1999          1998
                                                             --------      --------
Cash equivalents.......................................      $39,923       $48,833
Average interest rate..................................          3.3%          3.5%
Short-term investments.................................      $ 3,500       $ 3,500
Average interest rate..................................          3.6%          4.3%
Total portfolio........................................      $43,423       $52,333
Average interest rate..................................          3.3%          3.6%

    The Company considers the carrying value of its investment securities to approximate their fair value due to the relatively short period of time between origination of the investments and their expected realization. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference from pages F-1 through F-31 of this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Because the Company's headquarters, primary manufacturing facility and finance department were, following the Merger, relocated to the former headquarters of Artecon in Carlsbad, California, the Board of Directors concluded that it would be more convenient to retain Deloitte and Touche LLP ("Deloitte and Touche"), the independent accountants of Artecon, as the Company's independent accountants. The Company's audit committee recommended that the Company dismiss Arthur Andersen and retain Deloitte & Touche LLP as the Company's independent accountants.

    On December 9, 1999, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent accountants. The reports of Arthur Andersen on the Company's financial statements as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's fiscal years ended December 31, 1997 and 1998 and through December 9, 1999, there have been no disagreements with Arthur Andersen on a matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference thereto in their report.

    During the fiscal years ended December 31, 1997 and 1998 and through December 9, 1999, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

    The Company engaged Deloitte & Touche LLP as its new independent accountants effective December 10, 1999. During the fiscal years ended December 31, 1997 and 1998 and through December 9, 1999, the Company has not consulted with Deloitte & Touche LLP on items which (1) were or should have been subject to Statement of Auditing Standard No. 50 or (2) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K Item 304(a)(2)).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Some of the information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting (the "Proxy Statement") under the headings "Proposal 1" and "Section 16(a) Beneficial Ownership Reporting Compliance." Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant at December 31, 1999."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial statements:

       The consolidated balance sheets for the years ended December 31, 1999 and 1998, and the consolidated statements of operations, comprehensive operations, statements of shareholders' equity and cash flows for each of the years ended December 31, 1999, 1998 and 1997 together with notes thereto.

    (2) Financial statement schedules required to be filed by Item 8 of this
       Form:

    (3) Exhibits:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
3.1..........           Amended and Restated Certificate of Incorporation of the
                        Company.

3.2..........           Amended and Restated By-laws of the Company.(1)

4.1..........           Form of Common Stock certificate of the Company.(1)

9.1..........           Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms.
                        Turchin and Mr. Mays.(1)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
10.1.........           Compensation Plan and agreement between the Company and
                        Philip Black.(1)

10.2.........           Employment Agreement between the Company and Carol
                        Turchin.(1)

10.3.........           Employment Agreement between the Company and Benjamin
                        Monderer.(1)

10.4.........           Employment Agreement between the Company and Mark Mays.(1)

10.5.........           Incentive Program of the Company, as amended.

10.6.........           License Agreement with Emulex Corporation.(1)

10.7.........           Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New
                        York City.(1)

10.8.........           Employee Stock Purchase Plan.

10.9.........           Lease Modification Agreement.(2)

10.10........           1999 Compensation Plan and Agreement between the Company and
                        Philip Black.(2)

10.11........           Separation letter agreement dated October 13, 1999 between the Company and Elizabeth Strong.

10.12........           Employment letter agreement dated August 2, 1999 between the
                        Company and James L. Lambert.

10.13........           Employment letter agreement dated August 2, 1999 between the
                        Company and Dana W. Kammersgard.

10.14........           Employment offer letter dated November 12, 1999 between the
                        Company and Preston Romm.

10.16........           Amendment dated August 2, 1999 to compensation plan and
                        agreement between the Company and Philip Black.

10.17........           Employment letter agreement dated August 2, 1999 between the
                        Company and Benjamin Monderer.

16.1.........           Letter re: change in certifying accountants.(3)

23.1.........           Consent of Deloitte & Touche LLP.

23.2.........           Consent of Arthur Andersen LLP.

24.1.........           Power of Attorney. Reference is made to page       .

27.1.........           Financial Data Schedule.

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-31873) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 9, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K:

    (i) The Company filed a Current Report on Form 8-K dated December 9, 1999 reporting under Item 4 ("Change in Registrant's Certifying Accountant") the change in the Company's independent accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       DOT HILL SYSTEMS CORP.
                                                       (Registrant)

                                                       By:               /s/ PHILIP BLACK
                                                            -----------------------------------------
                                                                           Philip Black
                                                                   (CO-CHIEF EXECUTIVE OFFICER)

                                                       Date: March 28, 2000

                                                       By:             /s/ JAMES L. LAMBERT
                                                            -----------------------------------------
                                                                         James L. Lambert
                                                                   (CO-CHIEF EXECUTIVE OFFICER)

                                                       Date: March 28, 2000

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip Black and James L. Lambert and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                  /s/ PHILIP BLACK                     Co-Chief Executive Officer,     March 28, 2000
     -------------------------------------------         Executive Vice President of
                    Philip Black                         International Sales and
                                                         Director (Principal
                                                         Executive Officer)

                /s/ JAMES L. LAMBERT                   Co-Chief Executive Officer,     March 28, 2000
     -------------------------------------------         President, Chief Operating
                  James L. Lambert                       Officer and Director
                                                         (Principal Executive
                                                         Officer)

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                  /s/ PRESTON ROMM                     Chief Financial Officer and     March 28, 2000
     -------------------------------------------         Treasurer (Principal
                    Preston Romm                         Accounting Officer)

                   /s/ W.R. SAUEY                      Chairman of the Board of        March 28, 2000
     -------------------------------------------         Directors
                     W.R. Sauey

                  /s/ CAROL TURCHIN                    Vice Chairman of the Board of   March 28, 2000
     -------------------------------------------         Directors
                    Carol Turchin

                /s/ BENJAMIN MONDERER                  Executive Vice President of     March 28, 2000
     -------------------------------------------         Applications Engineering,
                  Benjamin Monderer                      Professional Services
                                                         and Director

                /s/ BENJAMIN BRUSSELL                  Director                        March 28, 2000
     -------------------------------------------
                  Benjamin Brussell

               /s/ NORMAN R. FARQUHAR                  Director                        March 28, 2000
     -------------------------------------------
                 Norman R. Farquhar

               /s/ DR. CHONG SUP PARK                  Director                        March 28, 2000
     -------------------------------------------
                 Dr. Chong Sup Park

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
3.1..........           Amended and Restated Certificate of Incorporation of the
                        Company.
3.2..........           Amended and Restated By-laws of the Company.(1)
4.1..........           Form of Common Stock certificate of the Company.(1)
9.1..........           Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms.
                        Turchin and Mr. Mays.(1)
10.1.........           Compensation Plan and agreement between the Company and
                        Philip Black.(1)
10.2.........           Employment Agreement between the Company and Carol
                        Turchin.(1)
10.3.........           Employment Agreement between the Company and Benjamin
                        Monderer.(1)
10.4.........           Employment Agreement between the Company and Mark Mays.(1)
10.5.........           Incentive Program of the Company, as amended.
10.6.........           License Agreement with Emulex Corporation.(1)
10.7.........           Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New
                          York City.(1)
10.8.........           Employee Stock Purchase Plan.
10.9.........           Lease Modification Agreement.(2)
10.10........           1999 Compensation Plan and Agreement between the Company and
                        Philip Black.(2)
10.11........           Separation letter agreement dated October 13, 1999 between the Company and Elizabeth Strong.
10.12........           Employment letter agreement dated August 2, 1999 between the
                        Company and James L. Lambert.
10.13........           Employment letter agreement dated August 2, 1999 between the
                        Company and Dana W. Kammersgard.
10.14........           Employment offer letter dated November 12, 1999 between the
                        Company and Preston Romm.
10.16........           Amendment dated August 2, 1999 to compensation plan and
                        agreement between the Company and Philip Black.
10.17........           Employment letter agreement dated August 2, 1999 between the
                        Company and Benjamin Monderer.
16.1.........           Letter re: change in certifying accountants.(3)
23.1.........           Consent of Deloitte & Touche LLP.
23.2.........           Consent of Arthur Andersen LLP.
24.1.........           Power of Attorney. Reference is made to page 39.
27.1.........           Financial Data Schedule.

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-31873) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 9, 1999 and incorporated herein by reference.

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
INDEPENDENT AUDITORS' REPORT................................   F-2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................   F-3
INDEPENDENT AUDITORS' REPORT................................   F-4

FINANCIAL STATEMENTS:

Consolidated balance sheets as of December 31, 1999 and
  1998......................................................   F-5

Consolidated statements of operations and comprehensive
  operations for the years ended December 31, 1999, 1998,
  and 1997..................................................   F-6

Consolidated statements of shareholders' equity for the
  years ended December 31, 1999, 1998, and 1997.............   F-7

Consolidated statements of cash flows for the years ended
  December 31, 1999, 1998, and 1997.........................   F-8

Notes to consolidated financial statements for the years
  ended December 31, 1999, 1998, and 1997...................   F-9

Independent Auditor's Report on Schedule....................   S-1

Report of Independent Public Accountants....................   S-2

Schedule II--Valuation and Qualifying Accounts..............   S-3

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Dot Hill Systems Corp.

    We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Costa Mesa, California
January 25, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dot Hill Systems Corp:

    We have audited the accompanying consolidated balance sheet of Dot Hill Systems Corp. (formerly Box Hill Systems Corp., a New York Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Artecon, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 1, as of March 31, 1999, and for each of the two years in the period ended March 31, 1999. Such statements are included in the consolidated financial statements of Dot Hill Systems Corp. and reflect total assets and total revenue of 34% and 57%, respectively, in fiscal 1998 and total revenue of 49% in fiscal 1997, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Artecon, Inc., is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, all in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania,
  August 2, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of Artecon, Inc.

    We have audited the consolidated balance sheets of Artecon, Inc. and its subsidiaries (the Company) as of March 31, 1999, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 1999 (none of which are presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Artecon, Inc. and its subsidiaries at March 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP
Costa Mesa, California
May 5, 1999

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                1999       1998
                                                              --------   --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 44,451   $ 56,307
Short-term investments......................................     3,500      3,500
Accounts receivable, net of allowance of $1,727 and
  $1,657....................................................    20,403     25,832
Inventories.................................................    12,279     19,764
Prepaid expenses and other..................................     2,503      3,190
Prepaid income taxes........................................        --        737
Deferred income taxes.......................................     5,879      4,223
                                                              --------   --------
    Total current assets....................................    89,015    113,553
PROPERTY AND EQUIPMENT, net.................................     2,675      2,967
OTHER ASSETS................................................        46        114
GOODWILL, net...............................................       554      1,252
OTHER INTANGIBLE ASSETS, net................................       258      1,059
DEFERRED INCOME TAXES.......................................    11,110      8,085
                                                              --------   --------
                                                              $103,658   $127,030
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........................  $     --   $    483
Accounts payable............................................    15,094     19,459
Accrued expenses............................................     6,644      6,690
Merger and restructuring accrual............................     1,474      1,254
Customer deposits...........................................     1,692      2,173
Deferred revenue............................................     3,626      3,842
Income taxes payable........................................     1,539        785
                                                              --------   --------
    Total current liabilities...............................    30,069     34,686
BORROWINGS UNDER LINE OF CREDIT.............................       272     10,552
LONG-TERM DEBT..............................................        --      1,356
DEFERRED RENT AND OTHER LONG-TERM LIABILITIES...............       448        420
MINORITY INTEREST...........................................        46         52
                                                              --------   --------
    Total liabilities.......................................    30,835     47,066
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value, 5,000,000 shares authorized,
  none issued...............................................        --         --
Convertible Preferred A shares; $.005 par value, none and
  2,494,159 shares issued and outstanding, liquidation
  preference of $0 and $4,988...............................        --         12
Common stock $.01 par value, 40,000,000 shares authorized;
  23,887,871 and 23,009,881 shares issued and outstanding...       239        230
Additional paid-in capital..................................    97,137     96,775
Accumulated other comprehensive operations..................      (215)       (62)
Accumulated deficit.........................................   (24,338)   (16,991)
                                                              --------   --------
    Total shareholders' equity..............................    72,823     79,964
                                                              --------   --------
                                                              $103,658   $127,030
                                                              ========   ========

                See notes to consolidated financial statements.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                1999       1998       1997
                                                              --------   --------   --------
NET REVENUE.................................................  $124,216   $168,355   $136,684
COST OF GOODS SOLD..........................................    81,579    109,361     96,473
INVENTORY WRITE-DOWN........................................     5,033        403         --
                                                              --------   --------   --------
GROSS MARGIN................................................    37,604     58,591     40,211
OPERATING EXPENSES:
Sales and marketing.........................................    24,204     34,839     18,121
Engineering and product development.........................     7,401      9,946      5,523
General and administrative..................................    10,837      9,981      7,049
Shareholder officers' compensation..........................        --      1,275      7,538
Impairment of intangible assets.............................     1,224        867         --
Merger and restructuring expenses...........................     7,392      1,404         --
Acquired in-process research and development costs..........        --         --     18,200
                                                              --------   --------   --------
  Total operating expenses..................................    51,058     58,312     56,431
                                                              --------   --------   --------
OPERATING (LOSS) INCOME.....................................   (13,454)       279    (16,220)
OTHER INCOME (EXPENSE):
Interest income (expense), net..............................     1,136        906       (139)
Other income (expense), net.................................       381        395       (124)
Loss on foreign currency transactions, net..................       (94)       (14)      (141)
                                                              --------   --------   --------
  Total other income (expense)..............................     1,423      1,287       (404)
                                                              --------   --------   --------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION.........   (12,031)     1,566    (16,624)
INCOME TAX (BENEFIT) PROVISION..............................    (2,984)       982     (2,394)
                                                              --------   --------   --------
NET (LOSS) INCOME...........................................  $ (9,047)  $    584   $(14,230)
                                                              ========   ========   ========
Basic net (loss) income per share...........................  $  (0.39)  $   0.03   $  (1.06)
                                                              ========   ========   ========
Weighted average shares used to calculate basic net (loss)
  income per share..........................................    23,385     22,903     13,456
                                                              ========   ========   ========
Diluted net (loss) income per share.........................  $  (0.39)  $   0.02   $  (1.06)
                                                              ========   ========   ========
Weighted average shares used to calculate diluted net (loss)
  income per share..........................................    23,385     24,442     13,456
                                                              ========   ========   ========
PROFORMA DATA (UNAUDITED) (Note 1):
Net loss before income tax benefit..........................                        $(16,624)
Proforma income tax benefit.................................                            (700)
                                                                                    --------
Proforma net loss...........................................                        $(15,924)
                                                                                    ========
Proforma basic and diluted net loss per share...............                        $  (1.18)
                                                                                    ========
COMPREHENSIVE OPERATIONS:
Net (loss) income...........................................  $ (9,047)  $    584   $(14,230)
Foreign currency translation adjustments....................      (153)        35        233
                                                              --------   --------   --------
Comprehensive (loss) income.................................  $ (9,200)  $    619   $(13,997)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   CONVERTIBLE                                              ACCUMULATED
                                CONVERTIBLE    PREFERRED A SHARES         COMMON STOCK        ADDITIONAL       OTHER
                                 PREFERRED    ---------------------   ---------------------    PAID-IN     COMPREHENSIVE
                                   STOCK        SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL       OPERATIONS
                                -----------   ----------   --------   ----------   --------   ----------   --------------
BALANCE, January 1, 1997......    $ 5,029             --     $ --     11,977,200     $120      $   580         $(330)
Sale of common stock, net of
  offering costs..............                                         4,125,000       41       56,514
Distribution to S corporation
  shareholders................
Termination of S corporation
  status......................                                                                    (115)
Issuance of common stock......       (125)                               340,400        3          814
Conversion of preferred
  stock.......................     (4,904)     2,494,159       12         11,600        1        4,891
Assumed issuance of common
  stock in connection with
  acquisition of SDI (Note
  2)..........................                                         6,125,600       61       32,884
Exercise of stock options.....                                           113,871        1           92
Foreign currency translation
  adjustment..................                                                                                   233
Net loss......................
                                  -------     ----------     ----     ----------     ----      -------         -----

BALANCE, December 31, 1997....         --      2,494,159       12     22,693,671      227       95,660           (97)
Acquisition of Box Hill
  Europe......................                                             4,959                    52
Issuance of common stock
  warrants....................                                                                     213
Exercise of stock options,
  including tax benefit.......                                           232,070        2          506
Sale of common stock under
  employee stock purchase
  plan........................                                            79,181        1          344
Foreign currency translation
  adjustment..................                                                                                    35
Net income....................
                                  -------     ----------     ----     ----------     ----      -------         -----

BALANCE, December 31, 1998....         --      2,494,159       12     23,009,881      230       96,775           (62)
Conversion of preferred
  shares......................                (2,494,159)     (12)       719,037        7            5
Exercise of stock options,
  including tax benefit.......                                           118,634        1          235
Sale of common stock under
  employee stock purchase
  plan........................                                            40,319        1          122
Foreign currency translation
  adjustment..................                                                                                  (153)
Net loss......................
Adjustment to conform Artecon
  to the Company's year-end...
                                  -------     ----------     ----     ----------     ----      -------         -----

BALANCE, December 31, 1999....    $    --             --     $ --     23,887,871     $239      $97,137         $(215)
                                  =======     ==========     ====     ==========     ====      =======         =====

                                  RETAINED
                                  EARNINGS         TOTAL
                                (ACCUMULATED   SHAREHOLDERS'
                                  DEFICIT)        EQUITY
                                ------------   -------------
BALANCE, January 1, 1997......    $  8,467       $ 13,866
Sale of common stock, net of
  offering costs..............                     56,555
Distribution to S corporation
  shareholders................     (11,927)       (11,927)
Termination of S corporation
  status......................         115
Issuance of common stock......                        692
Conversion of preferred
  stock.......................
Assumed issuance of common
  stock in connection with
  acquisition of SDI (Note
  2)..........................                     32,945
Exercise of stock options.....                         93
Foreign currency translation
  adjustment..................                        233
Net loss......................     (14,230)       (14,230)
                                  --------       --------
BALANCE, December 31, 1997....     (17,575)        78,227
Acquisition of Box Hill
  Europe......................                         52
Issuance of common stock
  warrants....................                        213
Exercise of stock options,
  including tax benefit.......                        508
Sale of common stock under
  employee stock purchase
  plan........................                        345
Foreign currency translation
  adjustment..................                         35
Net income....................         584            584
                                  --------       --------
BALANCE, December 31, 1998....     (16,991)        79,964
Conversion of preferred
  shares......................
Exercise of stock options,
  including tax benefit.......                        236
Sale of common stock under
  employee stock purchase
  plan........................                        123
Foreign currency translation
  adjustment..................                       (153)
Net loss......................      (9,047)        (9,047)
Adjustment to conform Artecon
  to the Company's year-end...       1,700          1,700
                                  --------       --------
BALANCE, December 31, 1999....    $(24,338)      $ 72,823
                                  ========       ========

                See notes to consolidated financial statements.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $ (9,047)  $    584   $(14,230)
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities, excluding effect
  from acquisitions:
  Depreciation and amortization.............................     1,757      4,674      1,280
  Asset impairment charges..................................       937      1,490         --
  Acquired in-process research and development costs........        --         --     18,200
  Provision for doubtful accounts...........................        70        123        271
  Deferred income taxes.....................................    (4,687)    (3,627)    (3,688)
  Stock-based compensation expense..........................        --        213        699
  Other.....................................................        --         64         70
  Changes in operating assets and liabilities, net of
    effects from acquisitions:
    Accounts receivable.....................................     5,359      6,326     (4,370)
    Inventories.............................................     7,485        (59)     2,039
    Prepaid expenses and other..............................       748     (1,184)      (709)
    Prepaid income taxes....................................       737       (565)        --
    Accounts payable........................................    (4,365)    (2,738)     3,032
    Accrued expenses........................................       (46)    (5,243)       (27)
    Merger and restructuring accrual........................       220         --         --
    Customer deposits.......................................      (481)        30        797
    Deferred revenue........................................      (216)     1,831        995
    Income taxes payable....................................       754       (757)       757
    Long-term liabilities...................................        28        120        (91)
    Other...................................................        --         57        (15)
                                                              --------   --------   --------
      Net cash (used in) provided by operating activities...      (747)     1,339      5,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................      (896)    (1,159)    (1,291)
Sales (purchases) of short-term investments.................        --      5,805     (9,305)
Cash received in acquisitions, net..........................        --         --      7,351
                                                              --------   --------   --------
      Net cash (used in) provided by investing activities...      (896)     4,646     (3,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to S corporation shareholders.................        --       (227)   (11,700)
Net proceeds from initial public offering...................        --         --     56,555
Proceeds from exercise of stock options.....................       236        198         93
Proceeds from sale of stock to employees....................       123        345         --
Proceeds from bank and other borrowings.....................    23,139     48,292     24,988
Payments on bank and other borrowings.......................   (35,258)   (47,210)   (24,802)
Issuance of common shares...................................        --         --         17
                                                              --------   --------   --------
      Net cash (used in) provided by financing activities...   (11,760)     1,398     45,151
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (153)        35        233
ADJUSTMENT FOR CHANGE IN ARTECON YEAR-END...................     1,700         --         --
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (11,856)     7,418     47,149
CASH AND CASH EQUIVALENTS, beginning of year................    56,307     48,889      1,740
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 44,451   $ 56,307   $ 48,889
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid during the year for:
  Interest..................................................  $    642   $    817   $    663
                                                              ========   ========   ========
  Income taxes..............................................  $    129   $  4,498   $  1,328
                                                              ========   ========   ========

 See Note 2 for details of assets acquired and liabilities assumed in purchase transactions.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BACKGROUND--Dot Hill Systems Corp. (Dot Hill or the Company) designs, manufactures, markets and supports high performance data storage systems for the open systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, internet service providers, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end users, when possible, and to use distributors. The Company's manufacturing operations consist primarily of assembly and integration of components and subassemblies into the Company's products. The Company's manufacturing, principal research and development, and principal sales and marketing operations are conducted from the Company's California and New York City facilities.

    BASIS OF PRESENTATION--On August 2, 1999, Box Hill Systems Corp. (Box Hill) and Artecon, Inc. (Artecon) completed a Merger (the Merger) in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for using the pooling-of-interests method. Subsequent to the Merger, the combined Company changed its name to Dot Hill Systems Corp. The accompanying consolidated financial statements set forth a presentation of the Company's financial statements retroactively restated to reflect the combination with Artecon. The historical financial statements of Box Hill as of December 31, 1998, and for each of the two years in the period ended December 31, 1998, have been combined with the financial statements of Artecon as of March 31, 1999, and for each of the two years in the period ended March 31, 1999, respectively. As a result of changing Artecon's fiscal year-end from March 31 to conform with the Company's December 31 year-end, the results of operations for the three months ended March 31, 1999, are included in the combined results of operations for both the years ended December 31, 1999 and 1998, and are reflected as an adjustment in the consolidated statements of shareholders' equity. Artecon's total revenue and net income for this period was $18.3 million and $1.7 million, respectively. Artecon's cash flows used in operating, investing, and financing activities for this period were $2.6 million, $39, and $1.8 million, respectively.

    During the third quarter of 1999, and in connection with the Box Hill and Artecon Merger, the Company recorded expenses totalling $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger (Note 5).

    Revenue and net income (loss) as previously reported for Box Hill for six months ended June 30, 1999 and the years ended December 31, 1998, and 1997, and for Artecon for the six months ended

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
June 30, 1999 and the years ended March 31, 1999 and 1998, respectively, and as restated using the pooling-of-interest method, are as follows:

                                                     REVENUE    NET INCOME (LOSS)
                                                     --------   -----------------
Six-months ended June 30, 1999 (unaudited):
  Box Hill.........................................  $ 28,265        $    924
  Artecon..........................................    37,484            (588)
                                                     --------        --------
  Restated.........................................  $ 65,749        $    336
                                                     ========        ========
1998:
  Box Hill.........................................  $ 72,476        $  5,934
  Artecon..........................................    95,879          (5,350)
                                                     --------        --------
  Restated.........................................  $168,355        $    584
                                                     ========        ========
1997:
  Box Hill.........................................  $ 70,344        $  5,058
  Artecon..........................................    66,340         (19,288)
                                                     --------        --------
  Restated.........................................  $136,684        $(14,230)
                                                     ========        ========

    INITIAL PUBLIC OFFERING--Box Hill completed an initial public offering (the Offering) of its common stock effective September 16, 1997. The offering consisted of the sale of 5.5 million shares of common stock at an initial public offering price of $15.00, of which 3.3 million shares were issued and sold by Box Hill and 2.2 million shares were sold by individuals who were the only shareholders of Box Hill prior to the Offering. Additionally, 825,000 shares of common stock were purchased from Box Hill at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to Box Hill, after deducting estimated underwriting discounts and offering expenses, were approximately $56.6 million.

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Dot Hill Systems Corp., and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    USE OF ACCOUNTING ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION AND PRODUCT WARRANTY--The Company recognizes revenue on product sales when products are shipped, net of any allowances for estimated product returns. Revenue from maintenance contracts is deferred and recognized on a straight-line basis over the contract term, generally twelve months. The cost of maintenance contracts purchased from third-parties for resale is deferred and recognized as expense over the contract term. At December 31, 1999, the balance of deferred costs of purchase maintenance contracts was $968 and is included in prepaid expenses and other assets.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For product sales that include a software element, the Company applies Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, whereby revenue is recognized from software licenses at the time the product is shipped, provided there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. Revenue from software maintenance agreements is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

    The Company generally extends to its customers the warranties provided to the Company by its suppliers. The Company provides for the estimated cost that may be incurred for product warranties in the period the related revenue is recognized. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. There can be no assurance that such suppliers will continue to reimburse such costs in the future, which could have a material adverse effect on the Company's financial position and results of operations.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. Cash equivalents consist principally of money market mutual funds.

    SHORT-TERM INVESTMENTS--The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Short-term investments have been categorized as available for sale and, as a result, are stated at fair value. Short-term investments are generally comprised of variable rate securities that provide for early redemption within twelve months.

    INVENTORIES--Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (two to seven years). Leasehold improvements are amortized on a straight-line basis over the life of the lease. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill related to acquisitions is being amortized on a straight-line basis over a period of seven years. Accumulated amortization was $422 and $679 at December 31, 1999 and 1998, respectively. Other intangible assets related to acquisitions are being amortized on a straight-line basis over two to four years. Goodwill and other intangible assets are periodically reviewed for events or changes, which may indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of goodwill and other intangible assets utilizing expected future undiscounted cash flows to determine whether or not impairment to such values has occurred. During the years ended December 31, 1999 and 1998, the Company recorded impairments associated with certain other intangible assets of $1,224 and $867, respectively (Note 5).

    LONG-LIVED ASSETS--The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets utilizing expected future undiscounted cash flows to determine whether or not an impairment to such value has occurred. Based on its most recent analysis, the Company believes that no impairment exists at December 31, 1999. During the years ended December 31, 1999 and 1998, the Company recognized an impairment of certain long-lived assets in connection with the merger and restructuring activities (Note 5).

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. For the years ended December 31, 1999, 1998 and 1997, advertising expense was $768, $1,340, and $996, respectively.

    PRODUCT DEVELOPMENT--Research and development costs are expensed as incurred. In conjunction with the development of its products, the Company incurs certain software development costs. No costs have been capitalized pursuant to SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, since the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

    INCOME TAXES--The Company accounts for its income taxes under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    Box Hill was subject to taxation under Subchapter "S" of the Internal Revenue Code and the New York State Tax Code until the termination of its S corporation status concurrent with its initial public offering in September 1997. Accordingly, prior to the offering, no provision was made for federal or state income taxes on Box Hill's taxable income, and the Box Hill shareholders were taxed directly on their proportionate share of the Company's taxable income. In connection with the offering, Box Hill terminated its S corporation status and was subject to federal and state income taxes for the C corporation's pro rata share of Box Hill's 1997 taxable income. Upon terminating its S corporation status, the Company recorded a $855 tax benefit for the recognition of a net deferred tax asset (Note 10).

    STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees, using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

    NET INCOME PER SHARE--The Company computes net income per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

    The table below sets forth the reconciliation of the denominator of the earnings per share calculation for the years ended December 31:

                                                        1999       1998       1997
                                                      --------   --------   --------
Shares used in computing basic net income per
  share.............................................   23,385     22,903     13,456
Conversion of preferred stock.......................       --        719         --
Dilutive effect of stock options....................       --        820         --
                                                       ------     ------     ------
Shares used in computing diluted net income per
  share.............................................   23,385     24,442     13,456
                                                       ======     ======     ======

    For the year ended December 31, 1999, options to purchase 2,219,037 shares of common stock with exercise prices ranging from $0.50 to $17.50 were outstanding, but were not included in the computation of dilutive net loss per share because a net loss was incurred for the year. Additionally, preferred stock convertible into 419,438 shares of common stock (based on the weighted average of such shares under SFAS No. 128) has also been excluded in the computation of dilutive net loss per share because a net loss was incurred for the year.

    For the year ended December 31, 1998, options to purchase 1,105,007 shares of common stock with exercise prices ranging from $9.50 to $18.13 per share were outstanding, but were not included in the computation of diluted net income per share for the entire year because the exercise price of the options was greater than the average market price of the common shares. These options expire at various times through November 2008. For the year ended December 31, 1997, options to purchase 1,980,527 shares of common stock with exercise prices ranging from $.20 to $18.13 were outstanding, but were not included in the computation of dilutive net loss per share because a net loss was incurred for the year.

    FOREIGN CURRENCY TRANSLATION--The accounts of foreign subsidiaries have been translated from their respective functional currencies at appropriate exchange rates in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Cumulative translation adjustments are included as a separate component of shareholders' equity. Gains and losses on short-term intercompany foreign currency transactions are recognized through income as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Pursuant to SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1999 and 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

    COMPREHENSIVE INCOME--Pursuant to SFAS No. 130, REPORTING COMPREHENSIVE INCOME, the Company has included consolidated statements of comprehensive operations in the accompanying consolidated financial statements. See Note 4 for further discussion.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING PRONOUNCEMENT--In 1998, the Company adopted SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers (Note 16).

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which the Company is required to adopt effective in its fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not invest in derivative investments and does not presently engage nor does it intend to engage in future hedging activities, but will continue to evaluate the effects of adopting SFAS No. 133.

    RECLASSIFICATIONS--Certain prior year balances have been reclassified to conform with the current year presentation.

    PROFORMA DATA (UNAUDITED)--Concurrent with the initial public offering of Box Hill in 1997, the Company terminated its status as an S corporation and is subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying consolidated statement of operations for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C corporation for the entire period, based on the tax laws in effect during the period. The proforma adjustment for income taxes does not include the one-time income tax benefit of $855 recorded in recognition of the deferred tax assets (Note 10).

2. ACQUISITIONS

    STORAGE DIMENSIONS, INC.--During fiscal 1997, Artecon completed a reverse merger into Storage Dimensions, Inc. (SDI). Immediately following the merger, SDI changed its name to Artecon. In the merger, shareholders of the former Artecon received approximately 62% of the total issued and outstanding common stock, and 100% of the total issued and outstanding preferred stock of the merged company. Therefore, the merger was treated as a purchase of SDI by Artecon for accounting purposes. SDI's operating results have been included in the Company's financial statements from the date of acquisition. The purchase price for accounting purposes was determined based on the fair market value of the outstanding SDI stock on December 18, 1997, using the average bid and ask price of $3.96875. The purchase price was allocated $17,281 to assets acquired (consisting primarily of cash and cash equivalents, accounts receivable, inventories, property and equipment, deferred tax assets, and other assets), $7,438 to goodwill and other intangible assets, $14,057 to liabilities assumed and $14,500 to in-process research and development expenses, which had no future alternative use. During the year ended December 31, 1998, Artecon recorded adjustments associated with certain tax-related matters that existed at the time of the merger with SDI. The amount of the purchase price allocated to goodwill was decreased by approximately $581 as a result of these adjustments.

    FALCON SYSTEMS, INC.--On August 21, 1997, Artecon acquired certain net assets of Falcon Systems, Inc. (Falcon), a manufacturer and distributor of computer peripheral equipment. The purchase price of $3,500 included $1,000 in cash and $2,500 of promissory notes (Note 9). The acquisition was

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

2. ACQUISITIONS (CONTINUED)
accounted for as a purchase and Falcon's results of operations for the period from August 21, 1997, are included in the accompanying consolidated financial statements. The purchase price was allocated $10,232 to assets acquired (consisting primarily of inventories, accounts receivable, property and equipment, and other current assets), $638 to goodwill and other intangible assets, $14,138 to debt and liabilities assumed, and $3,700 to in-process research and development expenses, which had no future alternative use. In connection with the acquisition, a partnership was created to purchase certain assets from Falcon. The partners are majority shareholders of the company. The partnership is considered to be a Special Purpose Entity and, accordingly, the accompanying consolidated financial statements include the accounts of the partnership and all intercompany transactions have been eliminated. Effective December 31, 1999, the partnership was terminated. The termination of the partnership did not have a material effect on the Company's results of operations.

    The following table displays the assets and liabilities that were acquired as a result of these acquisitions:

                                                              SDI       FALCON
                                                            --------   --------
Fair value of other assets acquired.......................  $17,281    $10,232
Acquired in-process research and development costs........   14,500      3,700
Other intangible assets...................................    2,400        420
Goodwill..................................................    4,538        127
Acquired developed technology.............................      500         91
Note to Falcon shareholder................................       --     (2,500)
Fair market value of SDI stock............................  (32,945)        --
Cash paid for acquisition, net of cash acquired...........    7,783       (432)
                                                            -------    -------
Liabilities assumed.......................................  $14,057    $11,638
                                                            =======    =======

    Unaudited pro forma supplemental results of operations of the Company for the year ended December 31, 1997, are included below. Such pro forma presentation has been prepared assuming that the acquisitions had occurred as of January 1, 1997:


Net revenue.................................................  $214,939
Net loss....................................................    (5,884)
Pro forma basic and diluted net loss per share..............     (0.30)
Weighted average shares used to calculate pro forma
basic and diluted net loss per share........................    19,387

    The pro forma results include pro forma adjustments, including amortization of goodwill and other intangible assets, and interest expense related to the promissory notes issued to Falcon's previous shareholder. In-process research and development expense has been excluded from the pro forma results of operations for the year ended December 31, 1997.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

3. RISKS AND UNCERTAINTIES

    The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on new products, dependence on a limited number of suppliers of high quality components, reliance on a limited number of principal customers, concentration of customers in targeted industries, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, competition, competitive pricing, dependence on key personnel, enforcement of the Company's intellectual property rights, dependence on a limited number of production facilities, and an uneven pattern of quarterly results.

    CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other securities to support customer receivables. A significant portion of the Company's net revenue is derived from sales to customers in the financial services and telecommunications industries. For the years ended December 31, 1999, 1998 and 1997, direct sales to customers in the financial services and telecommunications industries as a percentage of total net revenues were 18% and 21%, 27% and 20%, and 21% and 24%, respectively. For the year ended December 31, 1999, one customer accounted for 10% of total net revenues. For the years ended
December 31, 1998, and 1997, no single customer accounted for greater than 10% of the Company's net revenue.

    EXPORT SALES--The following table summarizes export sales by geographical region as a percentage of net revenue at December 31:

                                                              1999       1998       1997
                                                            --------   --------   --------
Asia......................................................     3.8%       3.3%       5.6%
Europe....................................................     9.8        6.1        8.4
Other.....................................................     2.2        0.7        0.6
                                                              ----       ----       ----
                                                              15.8%      10.1%      14.6%
                                                              ====       ====       ====

    DEPENDENCE ON SUPPLIERS--The Company purchases substantially all of its disk drives, a critical component of its storage products, from one supplier. Approximately 23%, 22%, and 32% of the Company's total component purchases were made from this supplier for the years ended December 31, 1999, 1998 and 1997, respectively. The Company resells the products of various third parties including one supplier of tape libraries and other products. During 1999, 1998 and 1997, approximately 17%, 15%, and 6%, respectively, of total purchases were from this supplier.

    There are a limited number of suppliers for certain of the Company's other components and management believes that other suppliers could provide certain similar products on comparable terms. Any shortage of key components, and any delay or other difficulty in obtaining such components from other suppliers and integrating them into the Company's products, or lack of supply from sole source suppliers could have a material adverse effect on the Company's financial position and results of operations.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

4. OTHER COMPREHENSIVE OPERATIONS

    Accumulated other comprehensive operations for each of the three years in the period ended December 31, 1999, is comprised of the following:

                                                              FOREIGN CURRENCY
                                                           TRANSLATION ADJUSTMENTS
                                                           -----------------------
Balance, January 1, 1997.................................           $(330)
Foreign currency translation adjustment..................             233
                                                                    -----

Balance, December 31, 1997...............................             (97)
Foreign currency translation adjustment..................              35
                                                                    -----

Balance, December 31, 1998...............................             (62)
Foreign currency translation adjustment..................            (153)
                                                                    -----

Balance, December 31, 1999...............................           $(215)
                                                                    =====

5. ACCRUED MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

    During the third quarter of 1999, and in connection with the Box Hill and Artecon merger, the Company recorded expenses totaling $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger, as follows:


Inventory write-downs.......................................  $ 5,033
Professional fees...........................................    4,029
License termination.........................................    1,000
Employee termination costs..................................    1,100
Write-down of intangibles...................................      937
Facility closures and related costs.........................      647
Other integration costs.....................................      616
                                                              -------
    Total...................................................  $13,362
                                                              =======

    Management's restructuring and integration plan relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5,033 and $937, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1,000. Additionally, management's plan includes consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1,100, consisting primarily of severance payments for 38 employees, facility closure costs of $647 and other integration costs of $616. The Company completed the plan during the

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

5. ACCRUED MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
fourth quarter of 1999. The major components of the charges and the remaining accrual balance as of December 31, 1999, are as follows:

                                                                          ACCRUED
                                                                       RESTRUCTURING
                                                 EXPENSES     PAID         COSTS
                                                 --------   --------   -------------
Professional services..........................   $4,029    $(4,029)      $   --
License termination............................    1,000     (1,000)          --
Employee termination costs.....................    1,100       (620)         480
Facility closures and related costs............      647       (125)         522
Other integration costs........................      616       (526)          90
                                                  ------    -------       ------
Total..........................................   $7,392    $(6,300)      $1,092
                                                  ======    =======       ======

    In December 1998, Artecon's Board of Directors approved a plan for Artecon to consolidate one of its engineering facilities from Milpitas, California, to Carlsbad, California, to consolidate certain domestic sales and service locations and to eliminate certain product lines and development activities. The Company recorded pre-tax restructuring charges of $1,807 to cover the costs associated with these actions. Such charges consisted primarily of employee termination costs, inventory write-downs, facility closures and related expenses, an intangible asset impairment and tooling machinery write-offs.

    Employee termination costs consist primarily of severance payments for 43 employees, all of which were terminated as of December 31, 1998. The majority of the employees terminated were employed at the engineering facility in Milpitas, California and at the various domestic sales and service locations. Inventory write-downs and the tooling write-off primarily relate to the discontinuance of certain low-volume and low-profit product lines. Of the total restructuring charge associated with the inventory write-downs, $403 has been included as a separate component of cost of sales in the accompanying financial statements. Facility closures and related expenses consist of lease termination costs and the write-off of certain property and equipment which was disposed of in connection with the closures. The major components of the charges and the reconciliation of the expenses and accrual activity during 1998 and 1999 was as follows:

                                                                      ACCRUED                     ACCRUED
                                                        AMOUNTS    RESTRUCTURING    AMOUNTS    RESTRUCTURING
                                          INITIAL      UTILIZED      COSTS AT      UTILIZED      COSTS AT
                                       RESTRUCTURING   IN FISCAL   DECEMBER 31,    IN FISCAL   DECEMBER 31,
                                          CHARGE       YEAR 1998       1998        YEAR 1999       1999
                                       -------------   ---------   -------------   ---------   -------------
                                                                  (IN THOUSANDS)
Employee termination costs...........     $  254        $  (200)       $ 54          $ (54)        $ --
Inventory write-downs................        403           (115)        300           (300)          --
Facility closures and related
  expenses...........................        715           (476)        239           (239)          --
Tooling write-off....................        135           (123)         --             --           --
Intangible asset impairment..........        300           (300)         --             --           --
                                          ------        -------        ----          -----         ----
    Total............................     $1,807        $(1,214)       $593          $(593)        $ --
                                          ======        =======        ====          =====         ====

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

5. ACCRUED MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
    In connection with Artecon's acquisitions of Falcon and SDI, Artecon allocated $420 and $1,600, respectively, to an assembled workforce intangible asset. The Company recorded an impairment of these intangible assets of $300 during the year ended December 31, 1998, which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with activities that were exited. Furthermore, as a result of significant attrition and terminations of employees, which had been utilized as the basis for the assembled workforce valuation, the Company recognized a write-down of the intangible assets associated with the workforce of $867.

    In connection with the merger with SDI, Artecon recorded a reserve for acquisition related costs of $6.6 million, of which $661,000 was outstanding at December 31, 1998. All of the acquisition related costs were included in the purchase price allocation performed during 1997. The major components of the reserve and the reconciliation of the accrual activity during 1998 and 1999 was as follows:

                            INITIAL MERGER                   ACCRUED MERGER                   ACCRUED MERGER
                                 COSTS          AMOUNTS           COSTS          AMOUNTS           COSTS
                          (DECEMBER 31, 1997)   UTILIZED   (DECEMBER 31, 1998)   UTILIZED   (DECEMBER 31, 1999)
                          -------------------   --------   -------------------   --------   -------------------
                                                             (IN THOUSANDS)
Employee termination
  costs (80
  employees)............         $2,923         $(2,761)           $162           $(162)            $ --
Professional service
  fees..................          2,225          (1,909)            316              --              316
Other costs.............          1,433          (1,250)            183            (117)              66
                                 ------         -------            ----           -----             ----
    Total...............         $6,581         $(5,920)           $661           $(279)            $382
                                 ======         =======            ====           =====             ====

    The Company anticipates that the remaining merger costs liability at December 31, 1999, which consists primarily of miscellaneous professional services obligations and lease and contract termination costs, will be paid in 2000 and believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI merger.

6. INVENTORIES

    Inventories consist of the following at December 31:

                                                              1999       1998
                                                            --------   --------
Purchased parts and materials.............................  $ 9,093    $16,476
Work-in-process...........................................      438        163
Finished goods............................................    2,748      3,125
                                                            -------    -------
                                                            $12,279    $19,764
                                                            =======    =======

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

7. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Machinery and equipment.....................................   $7,237     $5,798
Furniture, fixtures, and computer equipment.................      636      1,212
Leasehold improvements......................................      930        949
                                                               ------     ------
                                                                8,803      7,959
Less accumulated depreciation...............................   (6,128)    (4,992)
                                                               ------     ------
                                                               $2,675     $2,967
                                                               ======     ======

    Depreciation expense was $1,752, $2,760, and $1,138 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. CREDIT FACILITIES

    BOX HILL FACILITY--In October 1997, Box Hill entered into an agreement with a commercial bank which provides for a $10 million revolving line of credit. Box Hill did not have any borrowings under this facility in 1999 or 1998. Borrowings under the facility will be collateralized by a pledge of substantially all of the Company's assets and borrowings greater than $5 million will also be required to be secured by short-term investments. Additionally, the Company is required to comply with certain financial covenants, as defined. The revolver expired in May 1999.

    ARTECON FACILITIES--Artecon had a $15 million revolving credit facility with a domestic commercial bank (the Agreement). The Agreement provided for financing collateralized by all assets of Artecon, as defined by the Agreement, and matures on May 14, 2001, unless otherwise renewed. The line of credit bore interest at the bank's prime rate. Monthly payments consisted of interest only, with the principal due at maturity. Subsequent to the Merger with Artecon on August 2, 1999, the Company repaid all outstanding debt under this facility.

    Artecon's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings up to an aggregate 35 million Yen (US$343 at December 31, 1999) at rates ranging from 1.8% to 2.5%. At December 31, 1999, 28 million Yen (approximately US$272) were outstanding. Interest is due monthly with the principal due on various dates through August 2005. Borrowings are collateralized by inventories of the Japanese subsidiary.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

9. LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                                1999        1998
                                                              ---------   --------
Promissory notes payable to former shareholder of Falcon
  (Note 2), bearing interest at 10% per annum, monthly
  installments of principal and interest of $53 through
  August 2002 (paid in full in August 1999).................  $     --     $1,839
Less current portion........................................        --       (483)
                                                              ---------    ------
                                                              $     --     $1,356
                                                              =========    ======

    Interest expense related to long-term debt was $114, $207, and $160 for the years ended December 31, 1999, 1998, and 1997, respectively.

10. INCOME TAXES

    The components of the income tax provision are as follows for the years ended December 31:

                                                                1999       1998       1997
                                                              --------   --------   --------
Current:
Federal.....................................................  $ 1,366    $ 3,081    $   884
State, local, and foreign...................................      337      1,528        410
                                                              -------    -------    -------
                                                                1,703      4,609      1,294
                                                              -------    -------    -------
Deferred:
Federal.....................................................   (3,566)    (3,054)    (2,150)
State, local, and foreign...................................   (1,121)      (573)      (683)
Recognition of deferred tax asset upon termination of S
  corporation status........................................       --         --       (855)
                                                              -------    -------    -------
                                                               (4,687)    (3,627)    (3,688)
                                                              -------    -------    -------
                                                              $(2,984)   $   982    $(2,394)
                                                              =======    =======    =======

    The provision for income taxes for the years ended December 31, 1999 and 1998 consists of federal, state and local income taxes. The provision for income taxes for the year ended December 31, 1997, consists of federal, state and local income taxes on Artecon's taxable income and the Box Hill C corporation's pro rata portion of Box Hill's 1997 taxable income, state franchise taxes and a one-time tax benefit of $855 related to the recognition of the net deferred tax asset recorded by Box Hill upon terminating its S corporation status.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

10. INCOME TAXES (CONTINUED)
    The reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31:

                                                         1999        1998        1997
                                                       --------    --------    --------
Federal statutory rate.............................     (35.0)%      34.0%      (34.0)%
State and local income taxes, net of federal
  benefit..........................................      (4.6)       54.6        (0.8)
Impact of Box Hill's S corporation status..........        --          --        (4.3)
In-process research and development................        --          --        29.7
Recognition of deferred tax asset..................        --          --        (5.1)
Amortization of goodwill and intangible assets.....       2.5        14.0          --
Tax exempt interest income.........................      (4.0)      (21.9)       (0.1)
Merger costs.......................................      11.7          --          --
Tax credits and other..............................       4.6       (18.0)        0.2
                                                        -----       -----       -----
                                                        (24.8)%      62.7%      (14.4)%
                                                        =====       =====       =====

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

10. INCOME TAXES (CONTINUED)
    The tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
Warranty accrual............................................  $   373    $   372
Inventory reserve and uniform capitalization................    4,301      1,890
Vacation accrual............................................      301        113
Allowance for bad debts.....................................      733        233
Depreciation and amortization...............................       --         77
Deferred rent...............................................      135        123
Other accruals and reserves.................................      510      1,564
In-process research and development.........................      723      1,418
Net operating losses and tax credits........................    9,959      7,538
Restructuring reserve.......................................       --        231
Acquisition costs...........................................    1,461         64
Acquired intangibles........................................       93         --
                                                              -------    -------
                                                               18,589     13,623
Deferred tax liabilities:
State taxes.................................................    1,257        784
Depreciation and amortization...............................       48         --
Import reserve..............................................      295        277
Acquired intangibles........................................       --        254
                                                              -------    -------
                                                                1,600      1,315
                                                              -------    -------
Net deferred tax assets.....................................  $16,989    $12,308
                                                              =======    =======
Current.....................................................  $ 5,879    $ 4,223
Long-term...................................................   11,110      8,085
                                                              -------    -------
Total.......................................................  $16,989    $12,308
                                                              =======    =======

    As of December 31, 1999, the Company has federal and state net operating losses of $20,358 and $10,239, which begin to expire in the tax years ending 2009 and 2011, respectively. In addition, the Company has federal and state tax credit carryforwards of $1,239 and $774, respectively.

    Pursuant to the Tax Reform Act of 1986, annual use of Artecon's federal net operating loss and credit carryforwards is limited as a result of a cumulative change in ownership of more than 50% as a result of the Merger. The annual limitation is approximately $3,045 per year. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax asset.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

11. CONVERTIBLE PREFERRED A SHARES

    The convertible Preferred A shares have voting rights, provide for dividends when and if declared by the Board of Directors and have liquidation preference over common shares. The convertible preferred shares are convertible into common shares, at the option of the holder, any time after January 1, 1999, at the conversion rate, as defined in the amended Articles of Incorporation. In connection with the merger between Box Hill and Artecon, the convertible Preferred A shares were converted into 719,037 shares of the Company's common stock, representing the liquidation value of the Preferred A shares.

12. STOCK INCENTIVE PLAN

    The Company's stock incentive plan (the Plan), adopted in May 1995 and amended in July 1997, provides for the granting of incentive and nonqualified stock options to employees, non-employee directors, and consultants. The Company has currently reserved 4,392,500 shares of common stock for issuance pursuant to the Plan. The terms and conditions of grants of stock options are determined by the Board of Directors in accordance with the terms of the Plan.

    Information with respect to options under the Plan, as restated for the combination with the Artecon plan, is as follows:

                                                                       WEIGHTED
                                                            NUMBER     AVERAGE
                                                              OF       EXERCISE
                                                            SHARES      PRICE
                                                           ---------   --------
BALANCE, January 1, 1997.................................  1,508,780    $ 3.19
    Grants...............................................    774,650     13.46
    Forfeitures..........................................   (130,632)    11.85
    Exercises............................................   (172,271)     1.24
                                                           ---------    ------

BALANCE, December 31, 1997...............................  1,980,527      6.90
    Grants...............................................  1,155,500      8.21
    Forfeitures..........................................   (963,047)    10.95
    Exercises............................................   (232,470)     0.85
                                                           ---------    ------

BALANCE, December 31, 1998...............................  1,940,510      6.41
    Grants...............................................  1,136,875      5.48
    Forfeitures..........................................   (739,714)    10.80
    Exercises............................................   (118,634)     0.70
                                                           ---------    ------

BALANCE, December 31, 1999...............................  2,219,037    $ 4.80
                                                           =========    ======

    The options generally vest ratably over four or five year period and are exercisable over a period of ten years.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

12. STOCK INCENTIVE PLAN (CONTINUED)
    Information with respect to options issued under the Plan at December 31, 1999, is as follows:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                         -----------------------------------------   ----------------------
                                                           WEIGHTED       WEIGHTED                 WEIGHTED
                                                           AVERAGE        AVERAGE                  AVERAGE
                                                          REMAINING       EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICE                  OUTSTANDING   CONTRACTUAL LIFE    PRICE     OUTSTANDING    PRICE
-----------------------                  -----------   ----------------   --------   -----------   --------
$0.50--$0.64...........................     422,928          5.39          $0.64       370,721      $ 0.64
$0.75--$3.75...........................     214,485          6.06           0.87       139,149        0.85
$4.06--$5.38...........................     185,426          9.34           5.00        23,284        4.59
$5.50..................................     997,400          9.81           5.50         2,000        5.50
$5.94--$8.44...........................     234,950          8.37           8.03        52,975        8.04
$9.38--$17.50..........................     163,848          7.93          11.53       150,648       11.71
                                          ---------          ----          -----       -------      ------
                                         2,219,037..         8.27          $4.80       738,777      $ 3.60
                                          =========          ====          =====       =======      ======

    As of December 31, 1998 and 1997, approximately 732,000 and 938,000 options were exercisable at a weighted average exercise price of $4.68 and $6.92, respectively.

    The Company applies APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and the related interpretations in accounting for its employee stock options.

    Had compensation cost for the Plan been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and basic and diluted net income per share would have been reduced to the following amounts for the years ended December 31:

                                                                1999       1998       1997
                                                              --------   --------   --------
Net (loss) income:
    As reported.............................................  $ (9,047)  $   584    $(14,230)
    As adjusted.............................................   (10,180)   (1,424)    (14,969)

Basic net (loss) income per share:
    As reported.............................................  $  (0.39)  $  0.03    $  (1.06)
    As adjusted.............................................     (0.44)    (0.06)      (1.11)

Diluted net (loss) income per share:
    As reported.............................................  $  (0.39)  $  0.02    $  (1.06)
    As adjusted.............................................  $  (0.44)    (0.06)      (1.11)

    The weighted average fair value of each stock option granted during the years ended December 31, 1999, 1998, and 1997, was $3.86, $9.29, and $8.87,
respectively.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

12. STOCK INCENTIVE PLAN (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                                 1999        1998        1997
                                              ----------   ---------   ---------
Risk free interest..........................  5.0%-6.0%      5.5%        6.4%
Expected dividend yield.....................      --          --          --
Expected life...............................  5-7 years    5-7 years   5-7 years
Expected volatility.........................    65.0%        60.0%       60.0%

    STOCK OPTIONS ISSUED TO CONSULTANT--In October 1998, the Company issued an option to a sales consultant to purchase 150,000 shares of common stock at an exercise price of $5.00, which was equal to the fair value of the Company's stock on the date of grant. The option was exercisable immediately. This option was exercised in January 2000. The Company recorded a charge of $213 for the year ended December 31, 1998, for the fair value of option on the date of grant, which was calculated using the Black-Scholes option pricing model.

13. RELATED-PARTY TRANSACTIONS

    DISTRIBUTIONS TO S CORPORATION SHAREHOLDERS--In September 1997, the Company made distributions of $10,500 to its S corporation shareholders, representing the estimated taxed, but undistributed S corporation earnings of the Company as of June 30, 1997. In December 1997, the Company made distributions of $1,200 to its S corporation shareholders, representing the estimated taxed, but undistributed, S corporation earnings of the Company as of December 31, 1997. In March 1998, the Company made distributions of $227, representing the final distribution for taxed, but undistributed, S corporation earnings.

    BOX HILL EUROPE--Box Hill Systems Europe Limited (Box Hill Europe) was formed in 1995 by the Company's founding shareholders to provide marketing and technical support services to the Company in Europe. Effective January 1, 1998, the Company issued 4,959 shares of common stock to Box Hill's founding shareholders, collectively, in exchange for 100% of the shares of Box Hill Europe (the BHE Merger). The transaction has been accounted for as a merger between entities under common control in a manner similar to a pooling of interests.

    After the BHE Merger, Box Hill Europe became a wholly owned subsidiary of Box Hill. On January 1, 1998, the fair value of the 4,959 shares of Box Hill common stock issued to the founding shareholders was $52, which was equal to the net book value of Box Hill Europe on that date. No restatement of the Company's financial statements is required as a result of this transaction because the results of Box Hill Europe, consisting only of sales and marketing expenses, which have been included in the Company's statements of operations for all periods prior to the BHE Merger.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

13. RELATED-PARTY TRANSACTIONS (CONTINUED)

    SALES TO AND PURCHASES FROM RELATED PARTIES--Revenues from sales to affiliated companies for the years ended December 31, 1999, 1998, and 1997, were approximately $18, $48, and $125, respectively. Artecon purchased certain goods from affiliates and was subject to a management fee of approximately $4 per month from an affiliate, which was terminated upon completion of Artecon's merger with SDI. Purchases from affiliated companies for the years ended December 31, 1999, 1998 and 1997, were approximately $89, $80, and $130, respectively.

14. EMPLOYEE BENEFIT PLANS

    BOX HILL RETIREMENT SAVINGS PLAN--Effective August 1, 1995, the Company established a retirement savings plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all employees who were employed on the effective date of the plan or upon the attainment of age 21. The Company can make discretionary contributions to the plan. No contributions were made to the plan for the years ended December 31, 1999, 1998 and 1997.

    ARTECON SAVINGS PLAN--Artecon has a savings plan which qualifies under
Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. Artecon matches 50% of eligible employees' contributions up to a specified limit ($500). The Company's matching contributions to the savings plan were $49, $67, and $38 for the years ended December 31, 1999, 1998, and 1997, respectively.

    EMPLOYEE STOCK PURCHASE PLAN--In August 1997, the Company adopted an employee stock purchase plan under the provisions of Section 423 of the Internal Revenue Code. The plan provides eligible employees of the Company with an opportunity to purchase shares of the Company's common stock at 85% of fair market value, as defined. The Company has reserved 750,000 shares of common stock for issuance pursuant to this plan. For the years ended December 31, 1999 and 1998, 40,319 and 79,181 shares were issued under the plan.

15. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company leases office space and equipment under noncancellable operating leases which expire at various dates through September 2007. Rent expense for the years ended December 31, 1999, 1998, and 1997, was $2,199, $2,636, and $1,499, respectively.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments, on a cash basis, under all noncancelable operating leases at December 31, 1999, are as follows:

2000........................................................   $1,741
2001........................................................      901
2002........................................................      739
2003........................................................      710
2004........................................................      698
Thereafter..................................................    2,098
                                                               ------
                                                               $6,887
                                                               ======

    EMPLOYMENT AGREEMENTS--In connection with the Box Hill/Artecon Merger, effective August 2, 1999, the Company entered into employment contracts with six of its executive officers. These contracts provide for base salaries totaling $1,780 per year. In addition, each executive will be eligible to receive, at the discretion of the Board of Directors, a cash bonus of up to 50% of such executives then annual base salary. If an executive's employment is terminated under certain circumstances, such executive will be entitled to receive a lump sum cash severance payment of up to 125% of such executive's then annual base salary.

    CLASS ACTION LAWSUITS--In December 1998, four shareholder class action lawsuits were filed against Box Hill, certain of its officers and directors, and the underwriters of Box Hill's 1997 initial public offering (the Offering). The actions were filed on behalf of purchasers of the common stock of the Company during the period from September 16, 1997 to April 14, 1998, and allege that the Company made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering. The Company believes that it has meritorious defenses to plaintiffs' claims and intends to vigorously defend against those claims. Legal costs to defend the claims are expected to be material and will be charged to expense as incurred.

    OTHER LITIGATION--The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

16. GEOGRAPHICAL AND SEGMENT INFORMATION

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-makers are its Chief Co-Executive Officers. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

16. GEOGRAPHICAL AND SEGMENT INFORMATION (CONTINUED)
    Historically, Artecon reported operating segments in certain market divisions. Subsequent to the merger, the Company operates in a single reporting segment following the integration of Box Hill and Artecon. In the six months since the merger, the Company's operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of Disk, Tape, Services and other products and services. The accounting policies of the Company's operating segments are the same as those described in Note 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Company currently evaluates performance based on stand-alone segment revenue. The Company is in the process of identifying performance based on stand-alone segment gross margin. Because the Company does not currently evaluate performance based on segment gross margin, operating income or return on assets at the operating segment level, such information is not presented.

    Products and services revenue for the six months ended December 31, 1999 is as follows:

                                                DISK       TAPE     SERVICES    OTHER     CONSOLIDATED
                                              --------   --------   --------   --------   ------------
Six-months ended December 31, 1999
    Net revenues............................  $ 37,930   $ 7,445    $ 4,875    $ 8,217      $ 58,467
                                              ========   =======    =======    =======      ========

    Reliable information prior to June 1, 1999 is not available and, accordingly, has not been provided.

Information concerning principal geographic areas in which the Company operates was as follows:

                                                               AS OF AND FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
    United States...........................................  $108,922   $155,460   $122,227
    Europe..................................................    11,965     10,435     10,945
    Japan...................................................     3,329      2,460      3,512
                                                              --------   --------   --------
                                                              $124,216   $168,355   $136,684
                                                              ========   ========   ========

Income (loss) before taxes:
    United States...........................................  $(14,686)  $   (421)  $(19,620)
    Europe..................................................     2,665      2,122      3,239
    Japan...................................................       (10)      (135)      (243)
                                                              --------   --------   --------
                                                              $(12,031)  $  1,566   $(16,624)
                                                              ========   ========   ========

Assets:
    United States...........................................  $102,206   $126,161   $129,418
    Europe..................................................       494        416        231
    Japan...................................................     1,259        902      2,126
    Eliminations............................................      (301)      (449)      (613)
                                                              --------   --------   --------
                                                              $103,658   $127,030   $131,162
                                                              ========   ========   ========

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The unaudited quarterly financial information has been restated for all prior periods to reflect the acquisition of Artecon, which was accounted for as a pooling-of-interests. The information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                        FIRST          SECOND         THIRD          FOURTH         FISCAL
                                       QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                       --------       --------       --------       --------       --------
Year Ended December 31, 1999

Box Hill (as previously reported):
Revenues.............................  $14,285        $13,980        $    --        $    --        $     --
Income before income taxes...........      917            586             --             --              --
Net income...........................      564            360             --             --              --
Basic earnings per share.............     0.04           0.03             --             --              --
Diluted earnings per share...........     0.04           0.02             --             --              --

Artecon:
Revenues.............................   18,327         19,157             --             --              --
Income (loss) before income taxes....   (1,747)(b)        736             --             --              --
Net income (loss)....................   (1,154)           566             --             --              --
Basic earnings (loss) per share......    (0.05)          0.03             --             --              --
Diluted earnings (loss) per share....    (0.05)          0.03             --             --              --

Combined:
Revenues.............................   32,612         33,137         28,333         30,134         124,216
Income (loss) before income taxes....     (830)         1,322        (13,327)(a)        804         (12,031)
Net income (loss)....................     (590)           926        (10,833)         1,450          (9,047)
Basic earnings (loss) per share......    (0.03)          0.04          (0.46)          0.06           (0.39)
Diluted earnings (loss) per share....    (0.03)          0.04          (0.46)          0.06           (0.39)

Year Ended December 31, 1998

Box Hill (as previously reported):
Revenues.............................  $16,045        $19,802        $21,718        $14,911        $ 72,476
Income before income taxes...........    2,105          3,523          3,571            541           9,740
Net income...........................    1,295          2,106          2,200            333           5,934
Basic earnings per share.............     0.09           0.15           0.15           0.02            0.42
Diluted earnings per share...........     0.09           0.14           0.15           0.02            0.39

Artecon:
Revenues.............................   26,945         30,968         19,639         18,327          95,879
Income (loss) before income taxes....      125            527         (7,079)(b)     (1,747)(b)      (8,174)
Net income (loss)....................       69            282         (4,548)        (1,153)         (5,350)
Basic earnings (loss) per share......       --           0.01          (0.21)         (0.05)          (0.25)
Diluted earnings (loss) per share....       --           0.01          (0.21)         (0.05)          (0.25)

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (CONTINUED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                        FIRST          SECOND         THIRD          FOURTH         FISCAL
                                       QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                       --------       --------       --------       --------       --------
Combined:
Revenues.............................   42,990         50,770         41,357         33,238         168,355
Income (loss) before income taxes....    2,230          4,050         (3,508)        (1,206)          1,566
Net income (loss)....................    1,364          2,388         (2,348)          (820)            584
Basic earnings (loss) per share......     0.06           0.10          (0.10)         (0.04)           0.03
Diluted earnings (loss) per share....     0.06           0.10          (0.10)         (0.04)           0.02

------------------------

(a) Includes pre-tax charges of $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger.

(b) Include pre-tax charges of $2,387 in the third quarter of 1998 and $287 in the fourth quarter of 1998 for restructuring and impairment of certain intangible assets.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and the Board of Directors
Dot Hill Systems Corp.
Carlsbad, California

We have audited the financial statements of Dot Hill Systems Corp. and its subsidiaries (the Company) as of December 31, 1999, and for the year then ended, and have issued our report thereon dated January 25, 2000; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule for the year ended December 31, 1999, of the Company listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic 1999 financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
January 25, 2000
Costa Mesa, California

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dot Hill Systems Corp.:

We have audited the consolidated financial statements of Dot Hill Systems Corp. and its subsidiaries (the "Company") as of December 31, 1998 and for each of the two years in the period ended December 31, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, based on our audit and the report of other auditors, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

  August 2, 1999

                                  SCHEDULE II
                             DOT HILL SYSTEMS CORP.
                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT    CHARGED TO   CHARGED TO
                                       BEGINNING OF   COSTS AND       OTHER                    BALANCE AT
                                          PERIOD       EXPENSES    ACCOUNTS(1)   DEDUCTIONS   END OF PERIOD
                                       ------------   ----------   -----------   ----------   -------------
Allowance for doubtful accounts and
  sales returns
Year ended December 31, 1999.........      1,657           752           --          682(2)       1,727
Year ended December 31, 1998.........      1,160         1,672           --        1,175(2)       1,657
Year ended December 31, 1997.........        376           320        1,215          751(2)       1,160

Reserve for excess and obsolete
  inventories
Year ended December 31, 1999.........      4,314         6,811           --        1,577(3)       9,548
Year ended December 31, 1998.........      5,691         3,627           --        5,004(3)       4,314
Year ended December 31, 1997.........      1,075         4,000        1,338          722(3)       5,691

------------------------

(1) Reserves of companies acquired.

(2) Uncollectible receivables charged off and credit issued for product returns.

(3) Consists primarily of the write-off of excess/obsolete inventories