Form 10-Q
period 2000-03-31
DOT HILL SYSTEMS CORP
filed 2000-05-15
CIK 1042783

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 1-13317

                             DOT HILL SYSTEMS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW YORK                                  13-3460176
  ---------------------------------       ------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

             6305 EL CAMINO REAL, CARLSBAD, CA            92009
         ----------------------------------------       ----------
         (Address of principal executive offices)       (Zip Code)

                                 (760) 931-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, 24,167,347 shares outstanding as of May 8, 2000.

--------------------------------------------------------------------------------

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                                     INDEX

                                                                                                             PAGE
PART I.  FINANCIAL INFORMATION
   Item 1.    Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -March 31, 2000
                and December 31, 1999...................................................................       1

              Condensed Consolidated Statements of Operations and Comprehensive
                Operations -Three months ended March 31, 2000 and 1999..................................       3

              Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 2000 and 1999..............................................       4

              Notes to Condensed Consolidated Financial Statements......................................       5

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................................       9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................      15

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings.........................................................................      15

   Item 2.    Changes in Securities.....................................................................      16

   Item 3.    Defaults upon Senior Securities...........................................................      16

   Item 4.    Submission of Matters to a Vote of Security Holders.......................................      16

   Item 5.    Other Information.........................................................................      16

   Item 6.    Exhibits and Reports on Form 8-K..........................................................      16

SIGNATURES..............................................................................................      17

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                  March 31,      December 31,
                                                    2000             1999
                                                  ---------      ------------
ASSETS                                           (unaudited)
Current Assets:
 Cash and cash equivalents ..............         $ 49,258         $ 44,451
 Short-term investments .................             --              3,500
 Accounts receivable, net of allowance of
   $2,444 and $1,727 ....................           21,297           20,403
 Inventories, net .......................           16,262           12,279
 Prepaid expenses and other .............            2,442            2,503
 Deferred income taxes ..................            5,879            5,879
                                                  --------         --------
  Total current assets ..................           95,138           89,015

Property and equipment, net .............            2,743            2,675
 Other assets ...........................               61               46
 Goodwill, net ..........................              528              554
 Other intangible assets, net ...........              139              258
 Deferred income taxes ..................           11,110           11,110
                                                  --------         --------
                                                  $109,719         $103,658
                                                  ========         ========

                                   (continued)

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                March 31,         December 31,
                                                                  2000                1999
                                                                ---------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                           (unaudited)
Current Liabilities:
 Accounts payable .....................................         $  20,543          $  15,094
 Accrued expenses .....................................             6,405              6,644
 Merger and restructuring accrual .....................               725              1,474
 Customer deposits ....................................             1,319              1,692
 Deferred revenue .....................................             3,404              3,626
 Income taxes payable .................................             2,038              1,539
                                                                ---------          ---------
  Total current liabilities ...........................            34,434             30,069
Borrowings under line of credit .......................               255                272
Other long-term liabilities ...........................               211                448
Minority interest .....................................                65                 46
                                                                ---------          ---------
Total liabilities .....................................            34,965             30,835
                                                                ---------          ---------

Commitments and contingencies (Note 5)
Shareholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued
Common stock, $.01 par value, 40,000,000 shares
    authorized, 24,131,325 and 23,887,871 shares issued
    and outstanding ...................................               241                239
 Additional paid-in capital ...........................            98,148             97,137
 Accumulated other comprehensive operations ...........              (252)              (215)
 Accumulated deficit ..................................           (23,383)           (24,338)
                                                                ---------          ---------
  Total shareholders' equity ..........................            74,754             72,823
                                                                ---------          ---------
                                                                $ 109,719          $ 103,658
                                                                =========          =========

        The accompanying notes are an integral part of these statements.

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (unaudited)
                 (in thousands, except per share information)

                                                     Three Months Ended
                                                          March 31,
                                                  ---------------------------
                                                    2000              1999
                                                  ---------         ---------
Net revenue .............................         $ 30,853          $ 32,612

Cost of goods sold ......................           18,831            21,212
                                                  ---------         ---------

Gross margin ............................           12,022            11,400

Operating expenses:
Sales and marketing .....................            7,079             7,559
Engineering and product development .....            2,085             2,013
General and administrative ..............            1,737             2,939
Impairment of intangible assets .........             --                 287
                                                  ---------         ---------
       Total operating expenses .........           10,901            12,798

Operating income (loss) .................            1,121            (1,398)

Interest income .........................              496               444
Interest expense ........................              (16)             (266)
Other income (expense), net .............              (18)              380
Gain (loss) on foreign currency
transactions, net .......................              (17)               10
                                                  ---------         ---------
                                                       445               568

Income (loss) before income taxes .......            1,566              (830)
Income tax provision (benefit) ..........              611              (240)
                                                  ---------         ---------
Net income (loss) .......................         $    955          $   (590)
                                                  =========         =========
Basic net income (loss) per share .......         $   0.04          $  (0.03)
                                                  =========         =========
Weighted average shares used to calculate
  basic net income (loss) per share .....           24,047            23,021
                                                  =========         =========
Diluted net income (loss) per share .....         $   0.04          $  (0.03)
                                                  =========         =========
Weighted average shares used to calculate
  Diluted net income (loss) per share ...           25,052            23,021
                                                  =========         =========

Comprehensive Operations
Net income (loss) .......................         $    955          $   (590)

Foreign currency translation adjustments               (37)             --
                                                  ---------         ---------
Comprehensive income (loss) .............         $    918          $   (590)
                                                  =========         =========


The accompanying notes are an integral part of these statements

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                              2000              1999
                                                                            --------          --------
Operating activities:
    Net income (loss) .............................................         $    955          $   (590)
    Adjustments to reconcile net income (loss) to net cash used in operating activities--
          Depreciation and amortization ...........................              412                90
          Deferred income taxes ...................................             --                (546)
          Provision for doubtful accounts .........................              717
          Changes in operating assets and liabilities:
              Accounts receivable .................................           (1,611)            2,394
              Inventories .........................................           (3,983)              443
              Prepaid expenses and other ..........................               43               140
              Accounts payable ....................................            5,449             1,125
              Accrued expenses ....................................             (239)              537
              Merger and restructuring accrual ....................             (749)                5
              Customer deposits ...................................             (373)             (120)
              Deferred revenue ....................................             (222)              483
              Long-term liabilities ...............................             (237)                5
              Income taxes payable ................................              499              (785)
              Other ...............................................               19                (2)
                                                                            --------          --------
                Net cash provided by operating activities .........              680             3,179
                                                                            --------          --------
Investing activities:
    Sales (purchases) of short-term investments ...................            3,500            (2,500)
    Purchases of property and equipment ...........................             (332)              (34)
                                                                            --------          --------
                Net cash provided by (used in) investing activities            3,168            (2,534)
                                                                            --------          --------

Financing activities:
    Proceeds from exercise of stock options .......................              912                19
    Proceeds from sale of stock to employees ......................              101                25
    Payments on bank and other borrowings .........................              (17)             --
                                                                            --------          --------

         Net cash provided by financing activities ................              996                44
                                                                            --------          --------

Effect of exchange rate changes on cash ...........................              (37)             --
Adjustment for change in Artecon year-end .........................             --               1,700
                                                                            --------          --------

Net increase in cash and cash equivalents .........................            4,807             2,389

Cash and cash equivalents, beginning of period ....................           44,451            56,307
                                                                            --------          --------

Cash and cash equivalents, end of period ..........................         $ 49,258          $ 58,693
                                                                            ========          ========

Supplemental cash flow disclosure:
    Cash  paid (refunded) for income taxes ........................         $     42          $   (972)
                                                                            ========          ========
    Cash paid for interest ........................................         $   --            $    263
                                                                            ========          ========

        The accompanying notes are an integral part of these statements.

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)
                                  (unaudited)

1.    BASIS OF PRESENTATION:

      On August 2, 1999, Box Hill Systems Corp ("Box Hill") and Artecon, Inc. ("Artecon") were merged in a tax-free, stock-for-stock transaction, which was accounted for as a pooling of interests (the "Merger"). In connection with the Merger, the combined company changed its name to Dot Hill Systems Corp. ("Dot Hill" or the "Company"). The accompanying unaudited consolidated financial statements included herein have been prepared by Dot Hill pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The accompanying condensed consolidated financial statements set forth a presentation of the Company's financial statements retroactively restated to reflect the combination with Artecon.

2.    EARNINGS PER SHARE:

      The Company computes net income (loss) per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

      The following table sets forth the reconciliation of the denominator of the earnings per share calculation for the three-month periods ended March 31:

                                                                       Three Months Ended
                                                                            March 31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
      Shares used in computing basic net income (loss) per
          share........................................               24,047          23,021
      Dilutive effect of stock options ................                1,005               -
                                                                    --------        --------
      Shares used in computing diluted net income (loss)
          per share....................................               25,052          23,021
                                                                    ========        ========

      For the three months ended March 31, 1999, all common stock equivalents were excluded from the computation of diluted net loss per share because a loss was incurred for the period. At March 31, 1999 options to purchase 1,698,930 shares of the Company's common stock were outstanding at exercise prices ranging from $.50 to $18.13. Additionally, preferred stock convertible into 719,037 shares of common stock has also been excluded in the computation of dilutive net loss per share because a net loss was incurred for the period.

3.    INVENTORIES:

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

                                                                 March 31,           December 31,
                                                                   2000                 1999
                                                              ---------------      ----------------
      Purchased parts and materials....................           $12,178              $ 9,093
      Work-in-process..................................               694                  438
      Finished goods...................................             3,390                2,748
                                                                  -------              -------
                                                                  $16,262              $12,279
                                                                  =======              =======

4.    ACCRUED MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

      During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger, as follows:

                 Inventory write-downs..................        $         5,033
                 Professional fees......................                  4,029
                 License termination....................                  1,102
                 Employee termination costs.............                  1,100
                 Write-down of intangibles..............                    937
                 Facility closures and related costs....                    647
                 Other integration costs................                    514
                                                                ---------------
                     Total..............................        $        13,362
                                                                ===============


     Management's restructuring and integration plan relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5,033 and $937, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1,102. Additionally, management's plan included consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1,100, facility closure costs of $647 and other integration costs of $514. The Company completed the plan during the fourth quarter of 1999. The accrual balance as of December 31, 1999, payments made in the first quarter of 2000, and the remaining accrual balance as of March 31, 2000 are as follows (in thousands):

                                                           Accrued                                Accrued
                                                        Restructuring                          Restructuring
                                                           Costs at                               Costs at
                                                         December 31,         Amounts             March 31,
                                                            1999              Utilized              2000
                                                     ----------------     ----------------    ---------------
                                                                          (in thousands)
      Professional services...................       $              -     $              -    $             -
      License termination.....................                      -                    -                  -
      Employee termination costs..............                    480                (450)                 30
      Facility closures and related costs                         522                (227)                295
      Other integration costs.................                     90                 (69)                 21
                                                     ----------------     ----------------    ---------------
          Total...............................       $          1,092     $          (746)    $           346
                                                     ================     ================    ===============

      The Company anticipates that a majority of the remaining merger costs liability at March 31, 2000, which consists primarily of lease and contract termination costs, will be paid in 2000 and believes there are no unresolved issues or additional liabilities that may result in an adjustment to the merger and restructuring charge.

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

      In connection with the merger with SDI, Artecon recorded a reserve for acquisition related costs of $6.6 million, of which $661,000 was outstanding at December 31, 1998. All of the acquisition related costs were included in the purchase price allocation performed at December 31, 1997. The following is a summary of the accrued merger costs as of March 31, 2000.

                                                           Accrued                                Accrued
                                                        Restructuring                          Restructuring
                                                           Costs at                               Costs at
                                                         December 31,         Amounts             March 31,
                                                            1999              Utilized              2000
                                                     ----------------     ----------------    ---------------
                                                                          (in thousands)
    Employee termination costs.....................     $      -              $       -          $      -
    Professional service fees......................          316                      -               316
    Other costs....................................           66                      3                63
                                                        --------              ---------          --------

                  Total............................     $    382              $       3          $    379
                                                        ========              =========          ========

      The Company anticipates that the remaining merger costs liability at March 31, 2000, which consists primarily of miscellaneous professional service obligations will be paid in 2000 and believes there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI merger.

5.    CLASS ACTION LAWSUIT

      The Company is subject to a class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering (the "Offering"). The lawsuit is proceeding in the United States District Court for the Southern District of New York. The action was filed on December 4, 1998 on behalf of purchasers of the stock of the Company during the period September 16, 1997 and April 14, 1998. Plaintiffs allege that, in violation of federal securities laws, defendants made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering. The formal discovery phase of the lawsuit ended on March 31, 2000.

      The Company believes that is has meritorious defenses to plaintiffs' claims and intends to vigorously defend against those claims. However, the Company expects to incur significant legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's results.

6.    GEOGRAPHICAL AND SEGMENT INFORMATION

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-makers are its Co-Chief Executive Officers. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

      Historically, Artecon reported operating segments in certain market divisions. Subsequent to the Merger, the Company operated in a single reporting segment following the integration of Box Hill and Artecon. In the six months since the Merger, the Company's operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of Disk, Tape, Services and other products and services. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

      Products and services revenue for the three months ended March 31, 2000 is as follows:

                                    Disk             Tape          Services            Other        Consolidated
                                    ----             ----          --------            -----        ------------
Three-months ended
March 31, 2000
     Net Revenue............      $ 20,821          $ 2,396        $ 2,009             $ 5,627       $ 30,853
     Gross Margin...........         8,831              361          1,003               1,827         12,022

      Reliable information for the three-months ended March 31, 1999 is not available and, accordingly, has not been provided.

     Information concerning principal geographic areas in which the Company operates was as follows:

                                                                    Three months ended
                                                                         March 31,
                                                                  2000               1999
                                                                --------            -------
Revenue:
   United States..........................................       $22,824            $29,138
   Europe.................................................         5,470              2,277
   Japan..................................................         2,559              1,197
                                                                --------            -------
                                                                 $30,853            $32,612
                                                                ========            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

      Certain statements contained in this report, including statements regarding the anticipated development, growth and expansion of the Company's business, the successful integration of the operations and businesses of Box Hill and Artecon, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ from those expressed or implied by such forward-looking statements can be found in the following discussion. However, the Company urges you to read the Company Annual Report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Certain Risk Factors Related to the Company's Business", to learn more about the risks and uncertainties that the Company faces.

      All forward-looking statements speak only as of the date on which they are made. Except as required by law, the Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

      Dot Hill designs, manufactures, markets and supports high performance data storage systems for the Open Systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, have include financial services, telecommunications, internet service providers, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end users in certain regions, and to use distributors in others. The Company focuses on providing storage solutions to high-end customers primarily in the UNIX, Windows, Linux and Novell environments. The Company's strategy is to leverage its expertise as a company focused exclusively on storage solutions.

      On August 2, 1999, Box Hill and Artecon completed a Merger in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the merger agreement, Box Hill issued an aggregate of 8,734,523 shares of its Common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible Series "A" preferred shares were converted into an aggregate of 719,037 shares of Box Hill's common stock

      During fiscal 1997, Artecon and Storage Dimensions, Inc. ("SDI") completed a reverse merger accounted for as a purchase of SDI by Artecon, and the surviving company changed its name to Artecon. As such, the historical financial results of Artecon for all years prior to the SDI merger are those of Artecon. Additionally, in August 1997, Artecon acquired substantially all of the assets and liabilities of Falcon Systems, Inc. The acquisition was accounted for as a purchase.

      The Company's manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company's products, with certain of those subassemblies manufactured by independent contractors. The Company's manufacturing operations are primarily conducted from its facilities in Carlsbad, California. Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the periods indicated:

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2000          1999
                                                                  ---------     ---------
      Net revenue.......................................              100.0%        100.0%
      Cost of goods sold................................               61.0          65.0

               Gross profit.............................               39.0          35.0
                                                                  ---------     ---------

      Operating expenses:
           Sales and marketing..........................               22.9          23.2
           Engineering and product development..........                6.8           6.2
           General and administrative...................                5.6           9.0
           Impairment of intangible assets..............                -             0.9
               Total operating expenses.................               35.3          39.2
                                                                  ---------     ---------

           Operating income (loss)......................                3.6%         (4.3)%

           Net income (loss)............................                3.1%         (1.8)%
                                                                  =========     ==========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

NET REVENUE

      Net revenues reflect the invoiced amounts of products shipped, less reserves for estimated returns and revenues from service contracts. Net revenue decreased 5.4% to $30.9 million for the three months ended March 31, 2000 from $32.6 million for the three months ended March 31, 1999. Comparisons of the Company's results for the three months ended March 31, 1999 and 2000 are difficult due to the significant corporate restructurings that the individual companies have undergone over the last year and that Dot Hill has undergone in connection with the Merger. The decrease in revenue was due in part to the Company's focus on the Merger and related integration and restructuring issues, and the unwillingness of certain customers to purchase storage products due to Year 2000 concerns also played a role. During the first quarter of 2000, sales of the Company's SANnet product line accounted for approximately 13% of net revenue, tape backup for approximately 9% of net revenue, and service for approximately 5%; the remaining 72% of net revenue was comprised of legacy disk and RAID solutions and other products.

GROSS MARGIN

      Gross margin increased 5.5% to $12.0 million for the three months ended March 31, 2000, from $11.4 million for the comparable period of 1999. As a percentage of net revenue, gross margin increased to 39.0% for the three months ended March 31, 2000, from 35.0% for the comparable period of 1999. The increase in gross margin as a percentage of net revenues is primarily attributable to favorable product mix for company manufactured products and cost reductions associated with the consolidation of manufacturing operations into the Carlsbad, California facility.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses decreased 6.4% to $7.1 million for the three months ended March 31, 2000 from $7.6 million for the three months ended March 31, 1999. The decrease in selling and marketing expenses is primarily attributable to lower marketing and advertising expenses and a decrease in sales commissions as result of the decrease in sales. As a percentage of net revenue, sales and marketing expenses decreased to 22.9% for the three months ended March 31, 2000 from 23.2% for the comparable period of 1999.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

      Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses increased 3.6% to $2.1 million for the three months ended March 31, 2000, from $2.0 million for the same period in 1999. As a percentage of net revenue, engineering and product development expenses increased to 6.8% for the three months ended March 31, 2000 from 6.2% for the comparable period of 1999 as a result of lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of compensation to the officers and employees performing the Company's administrative functions and expenditures for its administrative facilities. General and administrative expenses decreased to $1.7 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999.

As a percentage of net revenue, general and administrative expenses decreased to 5.6% for the three months ended March 31, 2000 from 9.0% for the comparable period of 1999 primarily as a result of the efficiencies gained from consolidating Box Hill's and Artecon's administrative operations.

OTHER INCOME

      Other income is comprised of interest expense and interest income (a significant amount of which is exempt from federal income taxes) from income earned on the Company's cash and cash equivalents and short-term investments and other income and expense items. Other income decreased to $445,000 for the three months ended March 31, 2000 from $568,000 for the same period in 1999. The decrease in other income is primarily attributable to Artecon's legal settlement income recorded in the first quarter of 1999 offset by a reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999.

INCOME TAX PROVISION (BENEFIT)

      The Company's effective income tax rate was 39% for the three months ended March 31, 2000, reflecting federal, state, and local taxes partially offset by permanent items. The Company's effective income tax rate was (28.9%) for the three months ended March 31, 1999, reflecting federal income tax benefit, state and local tax benefit, partially offset by permanent items.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, the Company had $49.3 million of cash and cash equivalents compared to $44.5 million at December 31, 1999. As of March 31, 2000, working capital was $60.7 million.

      For the three months ended March 31, 2000, cash provided by operating activities was $680,000. The increase in net cash provided by operating activities is primarily attributable to a $5.4 million increase in accounts payable and $955,000 of net income, offset by a $4.0 million and $1.6 million increase in inventories and accounts receivable, respectively, during the first quarter of 2000. The increase in inventories is primarily attributable to additional SANnet inventory needed to support the quarter-end shipments. The increase in accounts payable is related to the increase in inventories.

      Cash provided by investing activities was $3.2 million for the three months ended March 31, 2000. The increase in net cash provided by investing activities is primarily attributable to the sale of short-term investments during the first quarter of 2000. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months. During the first quarter of 2000, short-term investments were reinvested in investments classified as cash equivalents.

      Cash provided by financing activities was $996,000 for the three months ended March 31, 2000, as a result of $1.0 million from the exercise of stock options under the Company's 1995 Stock Incentive Plan and from purchases under the Company's 1997 Employee Stock Purchase Plan.

      The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $341,000 at March 31, 2000) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of March 31, 2000, the total amount outstanding under the two credit lines was 26 million yen (approximately US $255,000 at March 31, 2000).

      The Company presently expects that cash and cash equivalents and short-term investments, together with cash generated from operations will be sufficient to meet its operating and capital requirements for at least the next twelve months. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. The actual amount and timing of working capital and capital expenditures that the Company may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

      Competitive pricing pressures exist in the data storage market, and have had and may in the future have an adverse effect on the Company's revenues and earnings. The Company believes that pricing pressures are likely to continue as competitors of the Company develop more competitive product offerings and as larger all-purpose computer vendors continue to focus on their storage offerings.

      Many of the Company's current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing, and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

     The Open Systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, as well as its new products, including SANnet(TM), SANpath(TM) and SANscape(TM), obsolete. The Company is encouraging customers to move from legacy products to its new products, which could delay orders, result in unknown or unforeseen defects or bugs, make it difficult to predict future financial performance and generally disrupt current customers' accounts. Also, a number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes make accurate market predictions difficult. In the past, the Company's revenue and earnings results have fallen short of market projections; and such shortfalls could occur again in the future.

      The Company generally does not enter into long-term contracts with its customers and sales cycles can be lengthy, particularly since the introduction of the Company's new product line. Customers generally have certain rights to delay or cancel orders, which could materially and adversely affect Dot Hill's operating results.

      The Company relies on other companies to supply components for its products; and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The loss of one or more suppliers could adversely affect Dot Hill's ability to manufacture and sell products. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenue to date has been derived from sales to Internet service providers (ISPs) and customers in the financial services industry and the telecommunications industry. Historically, a majority of the Company's net revenue in each year has been derived from a limited number of customers, the loss of any one of which could have a material adverse effect on the Company. The Merger and the Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its customer base. The Company's international business activities represented approximately 12% of net revenues in 1999 and the Company currently has sales offices in Japan, France, England and the Netherlands. These international operations are subject to a variety of risks associated with conducting business internationally.

      The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations, which, have been more difficult recently due, in part, to the Merger-related restructuring activities, the enhanced recruiting efforts of competitors, and relatively low unemployment rates.

      At this time, the Company has no significant patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures, which measures may prove to be inadequate. Further, the patents of others may affect the Company's ability to do business. The Company expects that providers of storage will increasingly be subject to infringement claims as the number of products and competitors grow. There can be no assurance that third parties will not assert infringement claims against the Company in the future, which could result in significant legal expenses, significant monetary payments or even the need to discontinue the manufacturing and marketing of certain products. From time to time, the Company receives letters from patent owners that indicate a possible infringement and request to explore a licensing relationship. In 1999, the Company received two such letters.

      For a more detailed list of some of the risks and uncertainties related to the Company's business and industry, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted. The Company and four of its principal officers and directors were named defendants in shareholder lawsuits filed on and after December 4, 1998, which allege various securities law violations and seek monetary damages. See "Part II - Item 1. Legal Proceedings."

YEAR 2000 COMPLIANCE

      In late 1999, the Company completed remediation and testing of Dot Hill products and hardware and software systems to assess their year 2000 readiness. As a result of those planning and implementation efforts, the Company experienced no significant malfunctions in Dot Hill products or disruptions in mission-critical information technology and non-information technology systems and believes those products and systems successfully responded to the year 2000 date changes. At this time, the Company is not aware of any material expenses that were incurred during the first quarter of 2000 in connection with year 2000 remediation. The Company is not aware of any material problems resulting from year 2000 issues, either with Dot Hill products and internal systems or the products and services of third parties. The Company will continue to monitor our products and mission-critical company applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly

THE EURO CONVERSION

      On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. These countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges and is available for non-cash transactions. These countries issue sovereign debt exclusively in euro and re-denominate outstanding sovereign debt. Effective January 1, 1999, these countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

      Following introduction of the euro, the legacy currencies will remain legal tender in these countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer are computed directly from one legacy currency to another. Instead a "triangulation" process is applied whereby an amount denominated in one legacy currency first is converted into an amount denominated in euro, and the resultant euro-denominated amount is converted into the second legacy currency.

      Two countries that have converted to the euro, the Netherlands and France, generated revenue of approximately $3.0 million and $335,000, respectively, or 10.9% of Dot Hill's total revenue, for the three months ended March 31, 2000. Based on this percentage of revenue generated from these two countries, Dot Hill does not anticipate that this conversion of the euro will have a significant impact on its financial condition and results of operations. The Company is continuing to evaluate the impact this conversion will have on its financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

      There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. However, the average interest rate earned on the Company's cash equivalents and short-term investments increased from 3.3% for the year 1999 to 3.7% during the three months ended March 31, 2000, resulting in an increase in interest income of approximately $52,000 for the three months ended March 31, 2000 compared to the same period in 1999.
The Company does not believe these changes will have a significant impact on its liquidity and capital resources.

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

      The Company is subject to a class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 public offering (the "Offering"). The lawsuit is proceeding in the United States District Court for the Southern District of New York. The action was filed on December 4, 1998 on behalf of purchasers of the stock of the Company during the period from September 16, 1997 to April 14, 1998. Plaintiffs allege that, in violation of federal securities laws, defendants made misrepresentations of material fact and omitted material facts required to be disclosed in the Company's registration statement and prospectus issued in connection with the Offering and in statements allegedly made by the Company and certain of its officers and directors subsequent to the Offering. The formal discovery phase concluded on March 31, 2000.

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

      In addition to the complaints discussed above, the Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against the Company cannot be predicted with certainty, and management believes that such other litigation and claims may have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES:

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1  Financial Data Schedule.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 15, 2000                 By /s/ Philip Black
                                          ---------------------------------
                                          Philip Black
                                          Co - Chief Executive Officer
                                          (Principal Executive Officer)


Date:     May 15, 2000                 By /s/ James L. Lambert
                                          ---------------------------------
                                          James L. Lambert
                                          Co - Chief Executive Officer
                                          (Principal Executive Officer)



Date:     May 15, 2000                 By /s/ Preston Romm
                                          ---------------------------------
                                          Preston Romm
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)