Form 10-Q
period 2000-06-30
DOT HILL SYSTEMS CORP
filed 2000-08-14
CIK 1042783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission file number 1-13317

                             DOT HILL SYSTEMS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                  13-3460176
------------------------------------        ------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

 6305 El Camino Real, Carlsbad, CA                        92009
------------------------------------        ------------------------------------
      (Address of principal                             (Zip Code)
        executive offices)

                                 (760) 931-5500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, 24,197,701 shares outstanding as of August 4, 2000.


================================================================================

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

   Item 1.    Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -June 30, 2000 (Unaudited)
                and December 31, 1999...................................................................       1

              Condensed Consolidated Statements of Operations (Unaudited) and
                Comprehensive Operations (Unaudited) -Three and six months ended
                June 30, 2000 and 1999..................................................................       3

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
                Six months ended June 30, 2000 and 1999.................................................       4

              Notes to Condensed Consolidated Financial Statements (Unaudited)..........................       5

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................................      10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................      18

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings.........................................................................      18

   Item 2.    Changes in Securities and Use of Proceeds.................................................      19

   Item 3.    Defaults upon Senior Securities...........................................................      19

   Item 4.    Submission of Matters to a Vote of Security Holders.......................................      19

   Item 5.    Other Information.........................................................................      20

   Item 6.    Exhibits and Reports on Form 8-K..........................................................      20

SIGNATURES..............................................................................................      21


PART I. - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                          June 30,          December 31,
                                                                                            2000                1999
                                                                                      ----------------    ----------------
                                                                                         (unaudited)
      ASSETS
      Current Assets:
       Cash and cash equivalents ...................................................   $     39,579        $    44,451
       Short-term investments ......................................................              -              3,500
       Accounts receivable, net of allowance of
         $1,952 and $1,727..........................................................         23,593             20,403
       Inventories, net ............................................................         18,707             12,279
       Prepaid expenses and other...................................................          3,004              2,503
       Deferred income taxes .......................................................          5,879              5,879
                                                                                      ----------------    ----------------
        Total current assets .......................................................         90,762             89,015

      Property and equipment, net ..................................................          2,851              2,675
       Other assets ................................................................             64                 46
       Goodwill, net ...............................................................            501                554
       Other intangible assets, net ................................................            104                258
       Deferred income taxes .......................................................         11,110             11,110
                                                                                      ----------------    ----------------
                                                                                       $    105,392        $   103,658
                                                                                      ================    ================

                                  (continued)

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                         June 30,          December 31,
                                                                                           2000               1999
                                                                                     ----------------   -----------------
     LIABILITIES AND SHAREHOLDERS' EQUITY (unaudited)
      Current Liabilities:
       Accounts payable ...........................................................  $      14,383      $     15,094
       Accrued expenses ...........................................................          6,573             6,644
       Merger and restructuring accrual ...........................................            499             1,474
       Customer deposits ..........................................................            930             1,692
       Deferred revenue ...........................................................          3,308             3,626
       Income taxes payable .......................................................          3,066             1,539
                                                                                     ----------------   -----------------
        Total current liabilities .................................................         28,759            30,069
      Borrowings under line of credit .............................................            232               272
      Other long-term liabilities .................................................            211               448
      Minority interest ...........................................................             72                46
                                                                                     ----------------   -----------------
      Total liabilities ...........................................................         29,274            30,835
                                                                                     ----------------   -----------------

      Commitments and contingencies (Note 5)
      Shareholders' Equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued ..................................................
      Common stock, $.01 par value, 40,000,000 shares
         authorized, 24,185,601 and 23,887,871 shares issued
         and outstanding                                                                       242               239
       Additional paid-in capital .................................................         98,240            97,137
       Accumulated other comprehensive operations .................................           (150)             (215)
       Accumulated deficit ........................................................        (22,214)          (24,338)
                                                                                     ----------------   -----------------
        Total shareholders' equity ................................................         76,118            72,823
                                                                                     ----------------   -----------------
                                                                                     $     105,392      $    103,658
                                                                                     ================   =================

        The accompanying notes are an integral part of these statements.

                      DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE OPERATIONS
                                   (unaudited)
                    (in thousands, except per share information)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                             ------------------------------   ------------------------------
                                                                   2000             1999            2000             1999
                                                             -------------    -------------   -------------    -------------
Net revenue................................................. $      33,443    $      33,137   $      64,296    $      65,749
Cost of goods sold..........................................        21,370           22,132          40,201           43,344
                                                             -------------    -------------   -------------    -------------

         Gross margin.......................................        12,073           11,005          24,095           22,405

Operating expenses:
    Sales and marketing.....................................         7,355            5,403          14,434           12,962
    Engineering and product development.....................         1,920            1,703           4,005            3,716
    General and administrative..............................         1,602            2,796           3,339            5,735
    Impairment of intangible assets.........................             -                -               -              287
                                                             -------------    -------------   -------------    -------------

         Total operating expenses...........................        10,877            9,902          21,778           22,700
                                                             -------------    -------------   -------------    -------------

         Operating income (loss)............................         1,196            1,103           2,317             (295)
Other income (expenses):
Interest income.............................................           574              469           1,070              913
Interest expense............................................            (8)            (244)            (24)            (510)
Other income, net...........................................           242               16             224              396
Loss on foreign currency transactions, net..................           (88)             (22)           (105)             (12)
                                                             -------------    -------------   -------------    -------------

                                                                       720              219           1,165              787
                                                             -------------    -------------   -------------    -------------

Income before income taxes..................................         1,916            1,322           3,482              492

Income tax provision .......................................           747              396           1,358              156
                                                             -------------    -------------   -------------    -------------

Net income ................................................. $       1,169    $         926   $       2,124    $         336
                                                             =============    =============   =============    =============

Basic and diluted net income per share...................... $        0.05    $        0.04   $        0.09    $         .01
                                                             =============    =============   =============    =============
Weighted average shares used to calculate
  Basic net income per share                                        24,169           23,068          24,108           23,056
                                                             =============    =============   =============    =============
Weighted average shares used to calculate
  Diluted net income per share                                      25,131           24,453          25,093           24,441
                                                             =============    =============   =============    =============
COMPREHENSIVE OPERATIONS:
Net income................................................   $       1,169    $         926   $       2,124    $         336
  Foreign currency translation
      adjustments, net of tax.............................             102              (18)             65              (18)
                                                             -------------    -------------   -------------    -------------
Comprehensive income......................................   $       1,271    $         908   $       2,189    $         318
                                                             =============    =============   =============    =============

         The accompanying notes are an integral part of these statements

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                       2000           1999
                                                                                   -----------    -----------
Operating activities:
    Net income..............................................................       $     2,124    $       336
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities-
          Depreciation and amortization.....................................               777            647
          Deferred income taxes.............................................                 -           (546)
          Provision for doubtful accounts                                                  225             11
          Changes in operating assets and liabilities:
              Accounts receivable...........................................            (3,415)         1,224
              Inventories...................................................            (6,428)         2,001
              Prepaid expenses and other....................................              (524)        (1,073)
              Prepaid income taxes                                                           -            557
              Accounts payable..............................................              (711)           427
              Accrued expenses..............................................               (71)          (157)
              Merger and restructuring accrual..............................              (975)          (651)
              Customer deposits.............................................              (762)          (666)
              Deferred revenue..............................................              (318)            93
              Long-term liabilities.........................................              (237)             4
              Income taxes payable..........................................             1,527           (785)
              Other                                                                         26             43
                                                                                   -----------    -----------
               Net cash (used in) provided by operating activities..........            (8,762)         1,465
                                                                                   -----------    -----------
Investing activities:
    Sales of short-term investments.........................................             3,500            700
    Purchases of property and equipment.....................................              (741)          (130)
                                                                                   -----------    -----------
                Net cash provided by investing activities                                2,759            570
                                                                                   -----------    -----------

Financing activities:
    Proceeds from exercise of stock options.................................             1,005             36
    Proceeds from sale of stock to employees................................               101             23
    Proceeds from borrowings under line of credit...........................                 -            178
    Payments on bank and other borrowings...................................               (40)          (115)
                                                                                   -----------    -----------

         Net cash provided by financing activities                                       1,066            122
                                                                                   -----------    -----------

Effect of exchange rate changes on cash.....................................                65            (18)
Adjustment for change in Artecon year-end...................................                 -          1,700
                                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents........................            (4,872)         3,839

Cash and cash equivalents, beginning of period..............................            44,451         56,307
                                                                                   -----------    -----------

Cash and cash equivalents, end of period....................................       $    39,579    $    60,146
                                                                                   ===========    ===========

Supplemental cash flow disclosure:
    Cash  paid (refunded) for income taxes..................................       $        73    $         -
                                                                                   ===========    ===========
    Cash paid for interest..................................................       $         3    $       264
                                                                                   ===========    ===========

         The accompanying notes are an integral part of these statements

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                      (in thousands except per share data)

1.   BASIS OF PRESENTATION:

     On August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") were merged in a tax-free, stock-for-stock transaction, which was accounted for as a pooling of interests (the "Merger"). In connection with the Merger, the combined company changed its name to Dot Hill Systems Corp. ("Dot Hill" or the "Company"). The accompanying unaudited consolidated financial statements have been prepared by Dot Hill pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The accompanying condensed consolidated financial statements set forth a presentation of the Company's financial statements retroactively restated to reflect the combination with Artecon.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not invest in derivative investments and does not presently engage nor does it intend to engage in future hedging activities, but will continue to evaluate the effects of adopting SFAS No. 133.

     On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.

3.   EARNINGS PER SHARE:

     The Company computes net income per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

     The following table sets forth the reconciliation of the denominator of the earnings per share calculation for the three- and six-month periods ended
June 30:

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                       -------------------------------  -------------------------------
                                                             2000             1999            2000             1999
                                                       ---------------  --------------  ---------------  --------------
Shares used in computing basic net
  income per share...............................               24,169          23,068           24,108          23,056
Dilutive effect of stock options ................                  962             666              985             666
Convertible preferred stock                                          -             719                -             719
                                                       ---------------  --------------  ---------------  --------------
Shares used in computing diluted net
  income per share...............................               25,131          24,453           25,093          24,441
                                                       ===============  ==============  ===============  ==============

     For the three months ended June 30, 2000, options to purchase 172,348 shares of common stock at exercise prices ranging from $9.81 to $15.94 per share were outstanding but not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the Company's common stock. For the six months ended June 30, 2000, options to purchase 162,348 shares of common stock at exercise prices ranging from $9.94 to $15.94 per share were outstanding but not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the Company's common stock.

     For the three and six months ended June 30, 1999, options to purchase 745,589 shares of common stock at exercise prices ranging from $5.31 to $18 per share were outstanding but not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the Company's common stock.

4.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials. The following is a summary of inventories:

                                                                   June 30,         December 31,
                                                                     2000               1999
                                                                 --------------    ---------------
           Purchased parts and materials....................          $ 12,732            $ 9,093
           Work-in-process..................................               666                438
           Finished goods...................................             5,309              2,748
                                                                       --------           --------
                                                                       $18,707            $12,279
                                                                       ========           ========

5.   ACCRUED MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS:

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
                                                                ===============

     Management's restructuring and integration plan relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5,033 and $937, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1,102. Additionally, management's plan included consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1,100, facility closure costs of $647 and other integration costs of $514. The Company completed the plan during the fourth quarter of 1999. The accrual balance as of December 31, 1999, payments made in the first six months of 2000, and the remaining accrual balance as of June 30, 2000 are as follows:

                                                         Accrued                            Accrued
                                                      Restructuring                      Restructuring
                                                         Costs at                           Costs at
                                                       December 31,        Amounts          June 30,
                                                           1999           Utilized            2000
                                                      -------------    -------------    -------------
      Employee termination costs..............        $         480    $       (480)    $           -
      Facility closures and related costs                       522            (402)              120
      Other integration costs.................                   90             (90)                -
                                                      -------------    -------------    -------------
          Total...............................        $       1,092    $       (972)    $         120
                                                      =============    =============    =============

     The Company anticipates that a majority of the remaining Merger costs liability at June 30, 2000, which consists primarily of lease and contract termination costs, will be paid in 2000 and believes there are no unresolved issues or additional liabilities that may result in an adjustment to the merger and restructuring charge.

     In connection with Artecon's acquisitions of Falcon and SDI, Artecon allocated $420 and $1,600, respectively, to an assembled workforce intangible asset. Artecon recorded an impairment of these intangible assets of $300,000 during the year ended December 31, 1998, which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with activities that were exited. Furthermore, as a result of significant attrition and terminations of employees, the Company recognized a write-down of the intangible assets associated with the workforce of $867.

     In connection with the Merger with SDI, Artecon recorded a reserve for acquisition related costs of $6.6 million, of which $382,000 was outstanding at December 31, 1999. All of the acquisition-related costs were included in the purchase price allocation performed at December

31, 1997. The following is a summary of the accrued Merger costs as of December 31, 1999, amounts utilized, and the balance at June 30, 2000.

                                                           Balance                 Balance
                                                         December 31,    Amounts   June 30,
                                                             1999       Utilized     2000
                                                         ------------   --------   --------
    Professional service fees......................        $    316     $      -   $    316
    Other costs....................................              66            3         63
                                                           --------     --------   --------

                  Total............................        $    382     $      3   $    379
                                                           ========     ========   ========

     The Company anticipates that the remaining merger costs liability at June 30, 2000, which consists primarily of miscellaneous professional service obligations will be paid in 2000 and believes there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI Merger.

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

     On or around July 17, 2000, the Company entered into a Memorandum of Understanding ("MOU") with plaintiffs' counsel in the lawsuit, which outlines a settlement and release of all claims against all defendants in the action, including Box Hill Systems Corp., its officers and its directors. The Company expects the financial impact of the settlement arrangements on the Company (and Box Hill) to be immaterial. While agreeing to the settlement arrangements, both Box Hill and Dot Hill continue to assert that plaintiffs' claims are unfounded and that none of the defendants engaged in any wrongdoing with respect to Box Hill's initial public offering and plaintiffs' claims.

     At this point, the settlement arrangements are not final and are subject to a number of future events including approval of the settlement by the Court. Further, individual plaintiffs have the right to "opt out" of the settlement arrangements. In the event that the settlement arrangements do not become final or plaintiffs "opt out" of the arrangements, the Company expects it will incur significant legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will adversely impact the Company's operating results.

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

7.   GEOGRAPHICAL AND SEGMENT INFORMATION:

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-markers are its Co-Chief Executive Officers. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

     Historically, Artecon reported operating segments in certain market divisions. Subsequent to the Merger, the Company operated in a single reporting segment following the integration of Box Hill and Artecon. In the nine months since the Merger, the Company's operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of Disk, Tape, Services and other products and services. The Company also identifies operating segments by market segment, which consists of Internet Service Providers ("ISP"), telecommunications and e-commerce; financial and banking; and commercial, government, and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

     Products and services revenue is as follows:

                             Disk             Tape         Services        Other        Consolidated
                             ----             ----         --------        -----        ------------
Three months ended
June 30, 2000
     Net Revenue.....     $22,552          $ 3,109         $2,177        $ 5,605        $33,443
     Gross Margin....      10,313              583          1,342           (165)        12,073

Six months ended
June 30, 2000
     Net Revenue.....     $43,542          $ 5,955         $4,186        $10,613        $64,296
     Gross Margin....      18,963            1,074          2,345          1,713         24,095


     Reliable information for the three and six months ended June 30, 1999 is not available and, accordingly, has not been provided.

     Information concerning revenue by market segment is as follows:

                                          E- Commerce,                     Commercial,
                                       Telecommunications,   Financial &   Government &
                                            and ISP            Banking        Other       Consolidated
                                       -------------------   -----------   ------------   ------------
      Three-months ended
      June 30, 2000
           Net Revenue............          $10,910            $ 4,814        $17,719        $33,443
           Gross Margin...........            3,836              1,792          6,445         12,073

      Six-months ended
      June 30, 2000
           Net Revenue............          $22,323            $ 8,855        $33,118        $64,296
           Gross Margin...........            8,253              3,213         12,629         24,095

     Reliable information for the three and six months ended June 30, 1999 is not available and, accordingly, has not been provided

     Information concerning principal geographic areas in which the Company operates is as follows:

                                                                   Three months ended          Six months ended
                                                                        June 30,                   June 30,
                                                                        --------                   --------
                                                                   2000          1999          2000        1999
                                                                   ----          ----          ----        ----
Revenue:
   United States..........................................      $27,428       $29,564       $50,252     $58,702
   Europe.................................................        3,733         2,625         9,203       4,902
   Japan..................................................        2,282           948         4,841       2,145
                                                              ---------      --------     ---------    --------
                                                                $33,443       $33,137       $64,296     $65,749
                                                              =========      --------     =========    ========

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

OVERVIEW

     Dot Hill designs, manufactures, markets and supports high performance data storage systems for the open systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, internet service providers, internet generation businesses, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end users in certain regions, and to use distributors in others. The Company focuses on providing storage solutions to high-end customers primarily in the UNIX, NT, Windows, Linux and Novell environments. The Company's strategy is to leverage its expertise as a company focused exclusively on storage solutions.

     On August 2, 1999, Box Hill and Artecon completed a Merger in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the Merger agreement, Box Hill issued an aggregate of 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible Series "A" preferred shares were converted into an aggregate of 719,037 shares of Box Hill's common stock.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the periods indicated:

                                                    Three Months Ended        Six Months Ended

                                                         June 30,                 June 30,
                                                         --------                 --------
                                                    2000          1999        2000        1999
                                                  --------      --------    --------    --------
Net revenue.................................         100.0%        100.0%      100.0%      100.0%
Cost of goods sold..........................          63.9          66.8        62.5        65.9

         Gross profit.......................          36.1          33.2        37.5        34.1
                                                  --------      --------    --------    --------

Operating expenses:
     Sales and marketing....................          22.0          16.3        22.5        19.7
     Engineering and product development....           5.7           5.1         6.2         5.7
     General and administrative.............           4.8           8.4         5.2         8.7
     Impairment of intangible assets........           -             -           -           0.4
         Total operating expenses...........          32.5          29.8        33.9        34.5
                                                  --------      --------    --------    --------
     Operating income (loss)................           3.6%          3.3%        3.6%       (0.4)%

     Net income.............................           3.5%          2.8%        3.3%        0.5%
                                                  ========      ========    ========    ========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

NET REVENUE

     Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns and revenues from service contracts. Net revenue increased 1.0% to $33.4 million for the three months ended June 30, 2000 from $33.1 million for the three months ended June 30, 1999. Comparisons of the Company's results for the three months ended June 30, 1999 and 2000 are difficult due to the significant corporate restructurings that the individual companies have undergone over the last year and that Dot Hill has undergone in connection with the Merger. The increase in revenue is primarily attributable to increase in sales of the SANnet product line offset by a decrease in legacy and other products. During the second quarter of 2000, sales of the Company's SANnet product line accounted for approximately 23% of net revenue, tape backup for approximately 9% of net revenue, and service for approximately 7%; the remaining 61% of net revenue was comprised of legacy disk and RAID solutions and other. For the three months ended June 30, 2000, sales to ISP, telecommunications, and e-commerce customers accounted for approximately 33% of net revenue, sales to financial and banking customers represented approximately 14% of net revenue, and the remaining 53% of net revenue was comprised of sales to commercial, government and other.

GROSS MARGIN

     Gross margin increased 9.7% to $12.1 million for the three months ended June 30, 2000, from $11.0 million for the comparable period of 1999. As a percentage of net revenue, gross margin increased to 36.1% for the three months ended June 30, 2000, from 33.2% for the comparable period of 1999. The increase in gross margin as a percentage of net revenue is primarily attributable to favorable product mix for Company-manufactured products as a result of increased sales of higher-margin SANnet products, and cost reductions associated with the consolidation of manufacturing operations into the Carlsbad, California facility.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 36.1% to $7.4 million for the three months ended June 30, 2000 from $5.4 million for the three months ended June 30, 1999. The increase in selling and marketing expenses is primarily attributable to increased sales compensation expenses, increased marketing and advertising expenses, and additional inventory reserves for sales and service evaluation and demonstration equipment. As a percentage of net revenue, sales and marketing expenses increased to 22.0% for the three months ended June 30, 2000 from 16.3% for the comparable period of 1999 as a result of the increase in expenses stated above.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

     Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses increased 12.7% to $1.9 million for the three months ended June 30, 2000, from $1.7 million for the same period in 1999. The increase in engineering and product development expenses is primarily attributable to an increase in salaries and overhead as a result of increased staff. As a percentage of net revenue, engineering and product development expenses increased to 5.7% for the three months ended June 30, 2000 from 5.1% for the comparable period of 1999 as a result of the increase in expenses stated above.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of compensation to the officers and employees performing the Company's administrative functions and expenditures for its administrative facilities. General and administrative expenses decreased to $1.6 million for the three months ended June 30, 2000 from $2.8 million for the three months ended June 30, 1999. As a percentage of net revenue, general and administrative expenses decreased to 4.8% for the three months ended June 30, 2000 from 8.4% for the comparable period of 1999 primarily as a result of the efficiencies gained from consolidating Box Hill and Artecon's administrative operations.

OTHER INCOME

     Other income is comprised of interest expense and interest income (a significant amount of which is exempt from federal income taxes), from income earned on the Company's cash and cash equivalents and short-term investments and other income and expense items. Other income increased to $720,000 for the three months ended June 30, 2000 from $219,000 for the same period in 1999. The increase in other income is attributable to three factors: reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999, cash being invested in taxable securities yielding a higher interest rate than the tax-exempt securities where the majority of the cash balance was previously invested, and $250,000 of other income recorded as a result of a settlement reached with a previous vendor.

INCOME TAX PROVISION

     The Company's effective income tax rate was 39% for the three months ended June 30, 2000 reflecting federal, state, and local taxes partially offset by permanent items. The Company's effective income tax rate was 30% for the three months ended June 30, 1999, reflecting federal, state, and local taxes partially offset by permanent items.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

NET REVENUE

     Net revenue decreased 2.2% to $64.3 million for the six months ended June 30, 2000 from $65.7 million for the six months ended June 30, 1999. Comparisons of the Company's results for the six months ended June 30, 1999 and 2000 are difficult due to the significant corporate restructurings that the individual companies have undergone over the last year and that Dot Hill has undergone in connection with the Merger. The decrease in revenue was due in part to the Company's focus on the Merger and related integration and restructuring issues, and the unwillingness of certain customers to purchase storage products due to Year 2000 concerns also played a role. During the first six months of 2000, sales of the Company's SANnet product line accounted for approximately 18% of net revenue, tape backup for approximately 9% of net revenue, and service for approximately 7%; the remaining 66% of net revenue was comprised of legacy disk and RAID solutions and other. For the six months ended June 30, 2000, sales to ISP, telecommunications, and e-commerce customers accounted for approximately 35% of net revenue, sales to financial and banking customers represented approximately 14% of net revenue, and the remaining 51% of net revenue was comprised of sales to commercial, government and other.

GROSS MARGIN

     Gross margin increased 7.5% to $24.1 million for the six months ended
June 30, 2000, from $22.4 million for the comparable period of 1999. As a percentage of net revenue, gross margin increased to 37.5% for the six months ended June 30, 2000, from 34.1% for the comparable period of 1999. The increase in gross margin as a percentage of net revenue is primarily attributable to favorable product mix for Company-manufactured products resulting from sales of higher-margin SANnet products, and cost reductions associated with the consolidation of manufacturing operations into the Carlsbad, California facility.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased 11.4% to $14.4 million for the six months ended June 30, 2000 from $13.0 million for the six months ended June 30, 1999. The increase in selling and marketing expenses is primarily attributable to increased sales compensation expenses, increased marketing and advertising expenses, and additional inventory reserves for sales and service evaluation and demonstration equipment. As a percentage of net revenue, sales and marketing expenses increased to 22.5% for the six months ended June 30, 2000 from 19.7% for the comparable period of 1999.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

     Engineering and product development expenses increased 7.8% to $4.0 million for the six months ended June 30, 2000, from $3.7 million for the same period in 1999. The increase in engineering and product development is primarily attributable to an increase in the engineering staff. As a percentage of net revenue, engineering and product development expenses increased to 6.2% for the six months ended June 30, 2000 from 5.7% for the comparable period of 1999 as a result of lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $3.3 million for the six months ended June 30, 2000 from $5.7 million for the six months ended June 30, 1999. As a percentage of net revenue, general and administrative expenses decreased to 5.2% for the six months ended June 30, 2000 from 8.7% for the comparable period of 1999 primarily as a result of the efficiencies gained from consolidating Box Hill and Artecon's administrative operations.

OTHER INCOME

     Other income increased to $1.2 million for the six months ended June 30, 2000 from $787,000 for the same period in 1999. The increase in other income is primarily attributable to three factors: reduction in interest expenses associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999, cash being invested in taxable securities yielding a higher interest rate than the tax-exempt securities where the majority of the cash balance was previously invested, and$250,000 of other income recorded as a result of a settlement reached with a previous vendor.

INCOME TAX PROVISION

     The Company's effective income tax rate was 39% for the six months ended June 30, 2000, reflecting federal, state, and local taxes partially offset by permanent items. The Company's effective income tax rate was 32% for the six months ended June 30, 1999, reflecting federal income tax benefit, state and local taxes , partially offset by permanent items.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $39.6 million of cash and cash equivalents compared to $44.5 million at December 31, 1999. As of June 30, 2000, working capital was $62.0 million.

     For the six months ended June 30, 2000, cash used by operating activities was $8.8 million. Net cash used by operating activities is primarily attributable to a $6.4 million increase in inventories, the majority of which is inventory required to support the SANnset product line, increase in accounts receivable of $3.4 million due to a large volume of products shipped during the last month of the quarter, and payment of $1.0 million of merger and restructuring costs. These decreases in cash were offset by net income of $2.1 million.

     Cash provided by investing activities was $2.8 million for the six months ended June 30, 2000. The increase in net cash provided by investing activities is primarily attributable to the sale of short-term investments during the first quarter of 2000. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months. During the first quarter of 2000, short-term investments were reinvested in investments classified as cash equivalents.

     Cash provided by financing activities was $1.1 million for the six months ended June 30, 2000, as a result of $1.0 million from the exercise of stock options under the Company's 1995 Stock Incentive Plan and from purchases under the Company's 1997 Employee Stock Purchase Plan.

     The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $331,000 at June 30, 2000) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of June 30, 2000, the total amount outstanding under the two credit lines was 25 million Yen (approximately US $232,000 at June 30, 2000).

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

     The open systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, as well as its new products, including SANnet-TM-, SANpath-TM- and SANscape-TM-, obsolete. The Company is encouraging customers to move from legacy products to its new products, which could delay orders, result in unknown or unforeseen defects or bugs, make it difficult to predict future financial performance and generally disturb current customers. Also, a number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes make accurate market predictions difficult. In the past, the Company's revenue and earnings results have fallen short of market projections; and such shortfalls could occur again in the future.

     The Company generally does not enter into long-term contracts with its customers and sales cycles can be lengthy, particularly since the introduction of the Company's new product line. Customers generally have certain rights to delay or cancel orders, which could materially and adversely affect Dot Hill's operating results.

     The Company relies on other companies to supply components for its products and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The loss of one or more suppliers could adversely affect Dot Hill's ability to manufacture and sell products. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenue to date has been derived from sales to Internet service providers (ISPs) and customers in the financial services industry and the telecommunications industry. Historically, a majority of the Company's net revenue in each year has been derived from a limited number of customers. The Merger and the Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its customer base. The Company's international business activities represented approximately 12% of net revenues in 1999 and the Company currently has sales offices in Japan, France, England, China and the

Netherlands. These international operations are subject to a variety of risks associated with conducting business internationally.

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

THE EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. These countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges and is available for non-cash transactions. These countries issue sovereign debt exclusively in euro and re-denominate outstanding sovereign debt. Effective on this date, these countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

    Following introduction of the euro, the legacy currencies will remain legal tender in these countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer are computed directly from one legacy currency to another. Instead a "triangulation" process will be applied whereby an amount denominated in one legacy currency first is converted into an amount denominated in euro, and the resultant euro-denominated amount is converted into the second legacy currency.

     Two countries that have converted to the euro, the Netherlands and France, generated revenue of approximately $4.9 million and $412,000, respectively, or 8.2% of Dot Hill's total revenue for the six months ended June 30, 2000. Based on this percentage of revenue generated from these two countries, Dot Hill does not anticipate that this conversion of the euro will have a significant impact on its financial condition and results of operations. The Company is continuing to evaluate the impact this conversion will have on its financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

     There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. However, the average interest rate earned on the Company's cash equivalents and short-term investments increased from 3.3% for the year 1999 to 4.1% during the six months ended June 30, 2000, resulting in an increase in interest income of approximately $157,000 for the six months ended June 30, 2000 compared to the same period in 1999. The Company does not believe these changes will have a significant impact on its liquidity and capital resources.

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

     On or around July 17, 2000, the Company entered into a Memorandum of Understanding (MOU) with plaintiffs' counsel in the lawsuit, which outlines a settlement and release of all claims against all defendants in the action, including Box Hill Systems Corp., its officers and its directors. The Company expects the financial impact of the settlement arrangements on the Company (and Box Hill) to be immaterial. While agreeing to the settlement arrangements, both Box Hill and Dot Hill continue to assert that plaintiffs' claims are unfounded and that none of the defendants engaged in any wrongdoing with respect to Box Hill's initial public offering and plaintiffs' claims.

     At this point, the settlement arrangements are not final and are subject to a number of future events including approval of the settlement by the Court. Further, individual plaintiffs have the right to "opt out" of the settlement arrangements. In the event that the settlement arrangements do not become final or plaintiffs "opt out" of the arrangements, the Company expects it will incur significant legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will adversely impact the Company's results

     In addition to the complaints discussed above, the Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business.

The outcome of the claims against the Company cannot be predicted with certainty, and management believes that such other litigation and claims may have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS:
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Dot Hill Systems Corp was held on May 8, 2000 (the "Annual Meeting"). Dot Hill had 24,109,603 shares of common stock outstanding as of March 20, 2000, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 22,665,542 shares of common stock were present in person or represented by proxy.

     At the Annual Meeting, the following proposals, all as more fully described in the Proxy Statement relating to such meeting, were ratified: (1) a proposal to elect two directors to hold office until the 2003 Annual Meeting of Shareholders; (2) a proposal to approve the Company's 2000 Amended and Restated Equity Incentive Plan;. (3) a proposal to approve the Company's 2000 Amended and Restated Employee Stock Purchase Plan; (4) a proposal to approve the Company's 2000 Non-Employee Directors' Stock Option Plan; and (7) a proposal to ratify the selection of Deloitte and Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2000. The following proposal was not approved: (5) a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issued from 40,000,000 to 100,000,000 shares and the number of shares of preferred stock authorized for issuance from 5,000,000 to 10,000,000 shares. The following proposal received shareholder approval but was subject to approval of the reincorporation proposal (5) and therefore was not approved: (6) a proposal to approve a change in the Company's state of incorporation from New York to Delaware.

The following sets forth information regarding the results of the voting at the Annual Meeting:

                                                                          FOR             AGAINST          ABSTAIN
                                                                          ---             -------          -------
Proposal 1: Election of Philip Black as Director...............        22,569,988          95,554                -
  Election of Norman Farquhar as Director......................        19,818,335       2,847,207                -
Proposal 2: Approval of 2000 Amended and
  Restated Equity Incentive Plan...............................        14,916,177         546,164          727,801
Proposal 3: Approval of 2000 Amended and
  Restated Employee Stock Purchase Plan........................        15,527,988         115,772          546,402
Proposal 4: Approval of 200 Non-Employee
  Directors' Stock Option Plan.................................        12,315,621       3,301,291          573,256
Proposal 5: Approval of Increase in Number of
  Authorized Shares of Capital Stock...........................        12,693,733       3,296,368          200,061
Proposal 6: Reincorporation of the Company in
  Delaware and Related Changes to the Rights
  of Shareholders..............................................        13,311,641       2,863,701           14,820
Proposal 7: Ratification of Selection of
  Independent Auditors.........................................        22,620,852          21,225           23,465


ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

           10.1 Voluntary Resignation Agreement dated December 31, 1999 between the Registrant and Carol Turchin

           27.1  Financial Data Schedule.

(b) Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 14, 2000          By       /s/ Philip Black
                                          -----------------------------
                                          Philip Black
                                          Co - Chief Executive Officer
                                          (Principal Executive Officer)


Date:   August 14, 2000          By       /s/ James L. Lambert
                                          -----------------------------
                                          James L. Lambert
                                          Co - Chief Executive Officer
                                          (Principal Executive Officer)


Date:   August 14, 2000          By       /s/ Preston Romm
                                          -----------------------------
                                          Preston Romm
                                          Chief Financial Officer and
                                            Treasurer
                                          (Principal Financial and
                                            Accounting Officer)