Form 10-Q
period 2000-09-30
DOT HILL SYSTEMS CORP
filed 2000-11-14
CIK 1042783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 1-13317

                             DOT HILL SYSTEMS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                            13-3460176
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   6305 El Camino Real, Carlsbad, CA                             92009
----------------------------------------                  -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value 24,605,259 shares outstanding as of November 7, 2000.

================================================================================

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -September 30, 2000
            (Unaudited) and December 31, 1999............................      1

          Condensed Consolidated Statements of Operations (Unaudited)
            and Comprehensive Operations (Unaudited) -Three and nine
            months ended September 30, 2000 and 1999.....................      3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Nine months ended September 30, 2000 and 1999................      4

          Notes to Condensed Consolidated Financial Statements
            (Unaudited)..................................................      5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     19

Part II. Other Information

  Item 1. Legal Proceedings..............................................     19

  Item 2. Changes in Securities and Use of Proceeds......................     20

  Item 3. Defaults Upon Senior Securities................................     20

  Item 4. Submission of Matters to a Vote of Security Holders............     20

  Item 5. Other Information..............................................     20

  Item 6. Exhibits and Reports on Form 8-K...............................     20

Signatures...............................................................     21

Part I. - Financial Information

Item 1. Financial Statements:

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                   September 30,    December 31,
                                                       2000            1999
                                                   -------------    ------------
ASSETS                                              (unaudited)
Current Assets:
 Cash and cash equivalents .....................     $ 34,339        $ 44,451
 Short-term investments ........................           --           3,500
 Accounts receivable, net of allowance of
   $2,879 and $1,727 ...........................       22,682          20,403
 Inventories, net ..............................       21,857          12,279
 Prepaid expenses and other ....................        3,090           2,503
 Deferred income taxes .........................        5,879           5,879
                                                     --------        --------
  Total current assets .........................       87,847          89,015

 Property and equipment, net ....................       3,355          2,675
Other assets ...................................           93              46
Goodwill, net ..................................          475             554
Other intangible assets, net ...................           69             258
Deferred income taxes ..........................       11,110          11,110
                                                     --------        --------
                                                     $102,949        $103,658
                                                     ========        ========

                                   (continued)

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                   September 30,    December 31,
                                                      2000             1999
                                                   -------------    ------------
      LIABILITIES AND SHAREHOLDERS' EQUITY          (unaudited)
Current Liabilities:
 Accounts payable ...............................    $ 17,627         $ 15,094
 Accrued expenses ...............................       5,165            6,644
 Merger and restructuring accrual ...............         409            1,474
 Customer deposits ..............................         616            1,692
 Deferred revenue ...............................       3,072            3,626
 Income taxes payable ...........................       1,445            1,539
                                                     --------         --------
  Total current liabilities .....................      28,334           30,069
Borrowings under line of credit .................         213              272
Other long-term liabilities .....................         212              448
Minority interest ...............................          58               46
                                                     --------         --------
 Total liabilities ..............................      28,817           30,835
                                                     --------         --------

Shareholders' Equity:
 Preferred stock, $.01 par value, 5,000,000
     shares authorized, none issued .............          --               --
 Common stock, $.01 par value, 40,000,000
     shares authorized, 24,220,162 and
     23,887,871 shares issued and
     outstanding ................................         242              239
 Additional paid-in capital .....................      98,337           97,137
 Accumulated other comprehensive operations .....        (249)            (215)
 Accumulated deficit ............................     (24,198)         (24,338)
                                                     --------         --------
  Total shareholders' equity ....................      74,132           72,823
                                                     --------         --------
                                                     $102,949         $103,658
                                                     ========         ========

         The accompanying notes are an integral part of these statements

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                                   (unaudited)
                  (in thousands, except per share information)

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                 ----------------------      ----------------------
                                                                   2000          1999          2000          1999
                                                                 --------      --------      --------      --------
Net revenue ................................................     $ 26,186      $ 28,333      $ 90,482      $ 94,082
Cost of goods sold .........................................       17,765        19,020        57,966        62,364
Inventory write-downs ......................................           --         5,033            --         5,033
                                                                 --------      --------      --------      --------

         Total cost of goods sold ..........................       17,765        24,053        57,966        67,397

         Gross margin ......................................        8,421         4,280        32,516        26,685

Operating expenses:
    Sales and marketing ....................................        7,854         4,904        22,288        17,866
    Engineering and product development ....................        2,294         1,749         6,299         5,465
    General and administrative .............................        2,276         2,866         5,615         8,601
    Impairment of intangible assets ........................           --           937            --         1,224
    Restructuring and merger-related expenses ..............           --         7,392            --         7,392
                                                                 --------      --------      --------      --------

         Total operating expenses ..........................       12,424        17,848        34,202        40,548
                                                                 --------      --------      --------      --------

         Operating loss ....................................       (4,003)      (13,568)       (1,686)      (13,863)
Other income (expenses):
    Interest income ........................................          582           451         1,652         1,365
    Interest expense .......................................           (9)         (140)          (33)         (651)
    Other income (expense), net ............................           15           (11)          239           385
    Gain (loss) on foreign currency transactions, net ......          106           (59)            1           (71)
                                                                 --------      --------      --------      --------

                                                                      694           241         1,859         1,028
                                                                 --------      --------      --------      --------

         (Loss) income before income taxes .................       (3,309)      (13,327)          173       (12,835)

Income tax (benefit) provision .............................       (1,325)       (2,494)           33        (2,338)
                                                                 --------      --------      --------      --------

Net (loss) income ..........................................     $ (1,984)     $(10,833)     $    140      $(10,497)
                                                                 ========      ========      ========      ========

Basic and diluted net (loss) income per share ..............     $  (0.08)     $  (0.46)     $   0.01      $  (0.45)
                                                                 ========      ========      ========      ========
Weighted average shares used to calculate basic net (loss)
   income per share ........................................       24,197        23,566        24,138        23,221
                                                                 ========      ========      ========      ========
Weighted average shares used to calculate diluted net (loss)
   income per share ........................................       24,197        23,566        25,065        23,221
                                                                 ========      ========      ========      ========

Comprehensive operations:
Net (loss) income ..........................................     $ (1,984)     $(10,833)     $    140      $(10,497)
       Foreign currency translation adjustments,
         net of tax ........................................          (99)           (6)          (34)           12
                                                                 --------      --------      --------      --------
Comprehensive (loss) income ................................     $ (2,083)     $(10,839)     $    106      $(10,485)
                                                                 ========      ========      ========      ========

         The accompanying notes are an integral part of these statements

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                            2000          1999
                                                                          --------      --------
Operating activities:
    Net income (loss) ...............................................     $    140      $(10,497)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization .............................        1,106         1,151
          Deferred income taxes .....................................           --        (2,320)
          Inventory write-down ......................................           --         5,033
          Asset impairment charges ..................................           --           937
          Provision for doubtful accounts ...........................        1,143           324
          Changes in operating assets and liabilities:
              Accounts receivable ...................................       (3,422)        2,725
              Inventories ...........................................       (9,578)        1,609
              Prepaid expenses and other ............................         (641)          831
              Accounts payable ......................................        2,533        (3,646)
              Accrued expenses ......................................       (1,479)         (629)
              Merger and restructuring accrual ......................       (1,065)        3,011
              Customer deposits .....................................       (1,076)         (463)
              Deferred revenue ......................................         (554)         (434)
              Long-term liabilities .................................         (236)           23
              Income taxes payable ..................................          (94)            1
              Other .................................................           12            --
                                                                          --------      --------
               Net cash used in operating activities ................      (13,211)       (2,344)
                                                                          --------      --------
Investing activities:
    Sales (purchases) of short-term investments .....................        3,500          (600)
    Purchases of property and equipment .............................       (1,511)         (211)
                                                                          --------      --------
               Net cash provided by (used in) investing activities ..        1,989          (811)
                                                                          --------      --------

Financing activities:
    Proceeds from exercise of stock options .........................        1,023            51
    Proceeds from sale of stock to employees ........................          180           122
    Proceeds from borrowings under line of credit ...................           --        23,139
    Payments on bank and other borrowings ...........................          (59)      (35,252)
                                                                          --------      --------

               Net cash provided by (used in) financing activities ..        1,144       (11,940)
                                                                          --------      --------

Effect of exchange rate changes on cash .............................          (34)           (6)
Adjustment for change in Artecon year-end ...........................           --         1,700
                                                                          --------      --------

Net decrease in cash and cash equivalents ...........................      (10,112)      (13,401)

Cash and cash equivalents, beginning of period ......................       44,451        56,307
                                                                          --------      --------

Cash and cash equivalents, end of period ............................     $ 34,339      $ 42,906
                                                                          ========      ========

Supplemental cash flow disclosure:
    Cash paid for income taxes ......................................     $     94      $     39
                                                                          ========      ========
    Cash paid for interest ..........................................     $      4      $    642
                                                                          ========      ========

         The accompanying notes are an integral part of these statements

                     DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                   (in thousands except per share information)

1. Basis of Presentation:

      On August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") were merged in a tax-free, stock-for-stock transaction, which was accounted for as a pooling of interests (the "Merger"). In connection with the Merger, the combined company changed its name to Dot Hill Systems Corp. ("Dot Hill" or the "Company"). The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1999 set forth a presentation of the Company's financial statements retroactively restated to reflect the combination with Artecon. The accompanying condensed consolidated financial statements have been prepared by Dot Hill pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Recent Accounting Pronouncements:

      In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments- an amendment of FASB Statement No. 133". This statement, which was effective for fiscal quarters after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not invest in derivative instruments and does not presently engage nor does it intend to engage in hedging activities, but will continue to evaluate the effects of adopting SFAS No. 138.

      In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modifications to the terms of previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
("SAB 101"). SAB 101 summarizes
the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact SAB 101 and does not expect SAB 101 to have a material impact on its financial statements and results of operations.

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

      The following table sets forth the reconciliation of the denominator of the earnings per share calculation for the three and nine-month periods ended September 30:

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                          ------------------     -----------------
                                                           2000        1999       2000       1999
                                                          ------      ------     ------     ------
Shares used in computing basic net income per share .     24,197      23,566     24,138     23,221
Dilutive effect of stock options ....................         --          --        927         --
                                                          ------      ------     ------     ------

Shares used in computing diluted net income per share     24,197      23,566     25,065     23,221
                                                          ======      ======     ======     ======

      For the three months ended September 30, 2000, all common stock equivalents were excluded from the computation of diluted net loss per share because a loss was incurred for this period and the effect would be antidilutive. For the nine months ended September 30, 2000, options to purchase 372,148 shares of common stock at exercise prices ranging from $9.38 to $15.94 per share were outstanding but not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the Company's common stock. At September 30, 2000, options to purchase 2,255,194 shares of the Company's common stock were outstanding at exercise prices ranging from $.50 to $15.94 per share.

      For the three and nine months ended September 30, 1999, all common stock equivalents were excluded from the computation of diluted net loss per share because a loss was incurred for the three and nine months periods and the effect would be antidilutive. At September 30, 1999, options to purchase 1,269,800 shares of Company's common stock were outstanding at exercise prices ranging from $.50 to $17.50 per share.

4. Inventories:

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of purchased components used as raw materials. The following is a summary of inventories:


                                                 September 30,      December 31,
                                                     2000               1999
                                                 -------------      ------------
    Purchased parts and materials..........        $14,780            $ 9,093
    Work-in-process........................            778                438
    Finished goods.........................          6,299              2,748
                                                   -------            -------
                                                   $21,857            $12,279
                                                   =======            =======

5. Accrued Merger and Restructuring Costs and Impairment of Long-Lived Assets:

      During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger, as follows:

         Inventory write-downs........................      $   5,033
         Professional fees............................          4,029
         License termination..........................          1,102
         Employee termination costs...................          1,100
         Write-down of intangibles....................            937
         Facility closures and related costs..........            647
         Other integration costs......................            514
                                                            ---------
             Total....................................      $  13,362
                                                            =========

      Management's restructuring and integration plan relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5,033 and $937, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1,102. Additionally, management's plan included consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1,100, facility closure costs of $647 and other integration costs of $514. The Company completed the plan during the fourth quarter of 1999. The accrual balance as of December 31, 1999, amounts utilized in the first nine months of 2000, and the remaining accrual balance as of September 30, 2000 are as follows:

                                                         Accrued                                  Accrued
                                                      Restructuring                            Restructuring
                                                        Costs at                                  Costs at
                                                       December 31,            Amounts         September 30,
                                                           1999               Utilized             2000
                                                     ----------------     ----------------    ---------------
      Employee termination costs..............       $            480     $          (480)    $            --
      Facility closures and related costs ....                    522                (429)                 93
      Other integration costs.................                     90                 (90)                 --
                                                     ----------------     ----------------    ---------------
          Total...............................       $          1,092     $          (999)    $            93
                                                     ================     ================    ===============

      The Company anticipates that a majority of the remaining Merger costs liability at September 30, 2000, which consists primarily of lease and contract termination costs, will be utilized in 2000 and believes there are no unresolved issues or additional liabilities that may result in an adjustment to the merger and restructuring charge.

      During fiscal 1997, Artecon and Storage Dimensions, Inc. ("SDI") completed a reverse merger accounted for as a purchase of SDI by Artecon. In connection with the SDI merger, Artecon recorded a reserve for acquisition related costs of $6,600, of which $382 was outstanding at December 31, 1999. All of the acquisition-related costs were included in the purchase price allocation performed at December 31, 1997. The following is a summary of the accrued merger costs as of December 31, 1999, amounts utilized in the first nine months of 2000, and the balance at September 30, 2000.

                                                             Balance at                         Balance at
                                                            December 31,       Amounts         September 30,
                                                                1999           Utilized            2000
                                                            ------------       -------         -------------
    Professional service fees......................           $    316        $      --          $    316
    Other costs....................................                 66              (66)               --
                                                              --------        ---------          --------

                  Total............................           $    382        $     (66)         $    316
                                                              ========        =========          ========

      The Company anticipates that the remaining merger costs liability at September 30, 2000, which consists primarily of miscellaneous professional service obligations, will be paid in 2000 and believes there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI merger.

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

      On or around July 17, 2000, the Company entered into a Memorandum of Understanding with plaintiffs' counsel in the lawsuit, which outlines a settlement and release of all claims against all defendants in the action, including Box Hill Systems Corp., its officers and its directors. The Company expects the financial impact of the settlement arrangements on the Company (and Box Hill) to be immaterial. While agreeing to the settlement arrangements, both Box Hill and Dot Hill continue to assert that plaintiffs' claims are unfounded and that none of the defendants engaged in any wrongdoing with respect to Box Hill's initial public offering and plaintiffs' claims.

      At this point, the settlement arrangements are not final and are subject to a number of future events, including approval of the settlement by the Court. Further, individual plaintiffs have the right to "opt out" of the settlement arrangements. In the event that the settlement arrangements do not become final or plaintiffs "opt out" of the arrangements, the Company expects it will incur significant legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will adversely impact the Company's operating results.

      In addition to the complaint discussed above, the Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against the Company cannot be predicted with certainty, and management believes that such other litigation and claims may have a material adverse effect on the Company's financial position or results of operations.

7. Geographical and Segment Information:

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-marker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

      Historically, Artecon reported operating segments in certain market divisions. Subsequent to the Merger, the Company operated in a single reporting segment following the integration of Box Hill and Artecon. Since the Merger, the Company's operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of SANnet, Tape, Services, and Legacy and other products. The Company also identifies operating segments by market segment, which consists of Internet Service Providers ("ISP"), telecommunications and e-commerce; financial and banking; and commercial, government, and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

      Products and services revenue is as follows:

                                                                                       Legacy &
                                       SANnet           Tape           Services          Other      Consolidated
                                       ------           ----           --------          -----      ------------
Three months ended
September 30, 2000
     Net revenue............           $7,356          $3,672           $2,397          $12,761        $26,186
     gross margin...........            3,390             753            1,256            3,022          8,421

Nine months ended
September 30, 2000
     Net revenue............          $19,146          $9,627           $6,583          $55,126        $90,482
     gross margin...........            8,790           1,827            3,601           18,298         32,516

      Reliable information for the three and nine months ended September 30, 1999 is not available and, accordingly, has not been provided.

      Information concerning revenue by market segment is as follows:

                         E-Commerce,                          Commercial,
                     Telecommunications,   Financial &       Government &
                          and ISP            Banking             Other          Consolidated
                     -------------------   -----------       ------------       ------------
Three months ended
September 30, 2000
     Net revenue ...      $11,243            $ 2,581            $12,362            $26,186
     gross margin ..        4,205                911              3,305              8,421

Nine months ended
September 30, 2000
     Net revenue ...      $33,566            $11,436            $45,480            $90,482
     gross margin ..       12,458              4,124             15,934             32,516

      Reliable information for the three and nine months ended September 30, 1999 is not available and, accordingly, has not been provided

      Information concerning principal geographic areas in which the Company operates is as follows:


                          Three months ended             Nine months ended
                             September 30,                 September 30,
                             -------------                 -------------
                          2000           1999           2000           1999
                          ----           ----           ----           ----
Revenue:
   United States        $20,260        $23,696        $70,512        $82,398
   Europe ......          3,854          3,227         13,057          8,129
   Japan .......          2,072          1,410          6,913          3,555
                        -------        -------        -------        -------
                        $26,186        $28,333        $90,482        $94,082
                        =======        =======        =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Cautionary Statement for Forward-Looking Information

      Certain statements contained in this report, including statements regarding the anticipated development, growth and expansion of the Company's business, the successful integration of the operations and businesses of Box Hill and Artecon, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ from those expressed or implied by such forward-looking statements can be found in the following discussion. However, the Company urges you to read the Company's Annual Report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Certain Risk Factors Related to the Company's Business," to learn more about the risks and uncertainties that the Company faces.

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

      In August 1999, Box Hill and Artecon completed a Merger in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the Merger agreement, Box Hill issued an aggregate of 8,734,523 shares of its common stock to the former Artecon shareholders, representing
0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible Series "A" preferred shares were converted into an aggregate of 719,037 shares of Box Hill's common stock.

      In March 1998, Artecon and Storage Dimensions, Inc. ("SDI") completed a reverse merger accounted for as a purchase of SDI by Artecon, and the surviving company changed its name to Artecon. As such, the historical financial results of Artecon for all years prior to the SDI merger are those of Artecon. Additionally, in August 1997, Artecon acquired substantially all of the assets and liabilities of Falcon Systems, Inc. The acquisition was accounted for as a purchase.

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

Results of Operations

The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the periods indicated:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                          -------------                 -------------
                                                       2000           1999           2000           1999
                                                      -----          -----          -----          -----
Net revenue ..................................        100.0%         100.0%         100.0%         100.0%
Cost of goods sold ...........................         67.8           67.1           64.1           66.3
Inventory write-downs ........................           --           17.8             --            5.3
                                                      -----          -----          -----          -----

         Gross margin ........................         32.2           15.1           35.9           28.4
                                                      -----          -----          -----          -----

Operating expenses:
     Sales and marketing .....................         30.0           17.3           24.6           19.0
     Engineering and product development .....          8.8            6.2            7.0            5.8
     General and administrative ..............          8.7           10.1            6.2            9.1
     Impairment of intangible assets .........           --            3.3             --            1.3
     Restructuring and merger-related expenses           --           26.1             --            7.9
                                                      -----          -----          -----          -----
         Total operating expenses ............         47.5           63.0           37.8           43.1
                                                      -----          -----          -----          -----

     Operating loss ..........................        (15.3)%        (47.9)%         (1.9)%        (14.7)%

     Net (loss) income .......................         (7.6)%        (38.2)%          0.2%         (11.2)%
                                                      =====          =====          =====          =====

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999:

Net revenue

      Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns and revenues from service contracts. Net revenue decreased 7.6% to $26.2 million for the three months ended September 30, 2000 from $28.3 million for the three months ended September 30, 1999. Comparisons of the Company's results for the three months ended September 30, 1999 and 2000 are difficult due to the significant corporate restructurings that the individual companies have undergone over the last year and that Dot Hill has undergone in connection with the Merger. The decrease in revenue is primarily attributable to a decrease in sales of legacy products and an overall slowness in sales of other product lines. During the third quarter of 2000, sales of the Company's SANnet product line accounted for approximately 28% of net revenue, tape backup for approximately 14% of net revenue, and service for approximately 9% of net revenue; the remaining 49% of net revenue was comprised of legacy disk and RAID solutions and other. For the three months ended September 30, 2000, sales to Internet service providers ("ISP"), telecommunications, and e-commerce customers accounted for approximately 43% of net revenue, sales to financial and banking customers represented approximately 10% of net revenue, and the remaining 47% of net revenue was comprised of sales to commercial, government and other.

Gross margin

      Gross margin increased 96.8% to $8.4 million for the three months ended September 30, 2000, from $4.3 million for the comparable period of 1999. As a percentage of net revenue, gross margin increased to 32.2% for the three months ended September 30, 2000, from 15.1% for the comparable period of 1999. The increase in gross margin as a percentage of net revenue is primarily attributable to a $5.0 million inventory write-down associated with the Company's product line consolidation recorded in the third quarter of 1999. Excluding this inventory write down for 1999, gross margin was 32.9% of net revenues for the three months ended September 30, 1999 compared to 32.2% for the comparable period of 2000. Gross margin decreased from 36.1% for the second quarter of 2000. This decrease in gross margin was primarily attributable to less efficient absorption of fixed manufacturing costs due to the decrease in revenue.

Sales and marketing expenses

      Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 60.2% to $7.9 million for the three months ended September 30, 2000 from $4.9 million for the three months ended September 30, 1999. The increase in selling and marketing expenses is primarily attributable to increased sales compensation expenses. As a percentage of net revenue, sales and marketing expenses increased to 30.0% for the three months ended September 30, 2000 from 17.3% for the comparable period of 1999 as a result of the increase in expenses stated above and lower revenue.

Engineering and product development expenses

      Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses increased 31.2% to $2.3 million for the three months ended September 30, 2000, from $1.7 million for the same period in 1999. The increase in engineering and product development expenses is primarily attributable to an increase in prototype and test equipment expenses. As a percentage of net revenue, engineering and product development expenses increased to 8.8% for the three months ended September 30, 2000 from 6.2% for the comparable period of 1999 as a result of the increase in expenses stated above and lower revenue.

General and administrative expenses

      General and administrative expenses consist primarily of compensation to the officers and employees performing the Company's administrative functions and expenditures for its administrative facilities. General and administrative expenses decreased to $2.3 million for the three months ended September 30, 2000 from $2.9 million for the three months ended September 30, 1999. General and administrative expense for the third quarter of 2000 includes a one-time severance and compensation payment of approximately $560,000. As a percentage of net revenue, general and administrative expenses decreased to 8.7% for the three months ended September 30, 2000 from 10.1% for the comparable period of 1999 primarily as a result of the efficiencies gained from consolidating Box Hill and Artecon's administrative operations, partially offset by the severance and compensation expense recorded in the third quarter of 2000.

Accrued merger and restructuring costs and impairment of long-lived assets

      During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger. Management's restructuring and integration plan related primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5.0 million and $937,000, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1.1 million. Additionally, management's plan included consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1.1 million, facility closure costs of $647,000 and other integration costs of $514,000. The Company also paid legal, accounting and other professional service fees totaling $4.0 million associated with the Merger.

Other income

      Other income is comprised of interest expense and interest income from income earned on the Company's cash and cash equivalents and short-term investments and other income and expense items. Other income increased to $694,000 for the three months ended September 30, 2000 from $241,000 for the same period in 1999. The increase in other income is attributable to three factors: reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999, cash being invested in taxable securities yielding a higher interest rate than the tax-exempt securities where the majority of the cash balance was previously invested, and gain on foreign currency transactions.

Income tax benefit

      The Company's effective income tax rate was (40)% for the three months ended September 30, 2000 reflecting federal and state income tax benefits, partially offset by permanent items. The Company's effective income tax rate was (18.7)% for the three months ended September 30, 1999, reflecting federal and state income tax benefits, partially offset by permanent items, primarily non-deductible merger-related costs and amortization of intangible assets.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999:

Net revenue

      Net revenue decreased 3.8% to $90.5 million for the nine months ended September 30, 2000 from $94.1 million for the nine months ended September 30, 1999. Comparisons of the Company's results for the nine months ended September 30, 1999 and 2000 are difficult due to the significant corporate restructurings that the individual companies have undergone over the last year and that Dot Hill has undergone in connection with the Merger. The decrease in revenue was due in part to the overall slowness in sales and a decrease in sales of legacy products during the third quarter of 2000. During the first nine months of 2000, sales of the Company's SANnet product line accounted for approximately 21% of net revenue, tape backup for approximately 11% of net revenue, and service for approximately 7% of net revenue; the remaining 61% of net revenue was comprised of legacy disk and RAID solutions and other. For the nine months ended September 30, 2000, sales to

ISP, telecommunications, and e-commerce customers accounted for approximately 37% of net revenue, sales to financial and banking customers represented approximately 13% of net revenue, and the remaining 50% of net revenue was comprised of sales to commercial, government and other.

Gross margin

      Gross margin increased 21.9% to $32.5 million for the nine months ended September 30, 2000, from $26.7 million for the comparable period of 1999. As a percentage of net revenue, gross margin increased to 35.9% for the nine months ended September 30, 2000, from 28.4% for the comparable period of 1999. The increase in gross margin as a percentage of net revenue is primarily attributable to a $5.0 million inventory write-down associated with the Company's product line consolidation that was recorded in the third quarter of 1999. Excluding this inventory write-down, the gross margin was 33.7% of net revenues for the nine months ended September 30, 1999 compared to 35.9% for the same period of 2000.

Sales and marketing expenses

      Sales and marketing expenses increased 24.8% to $22.3 million for the nine months ended September 30, 2000 from $17.9 million for the nine months ended September 30, 1999. The increase in selling and marketing expenses is primarily attributable to increased sales compensation expenses, increased marketing and advertising expenses, and additional inventory reserves for sales and service evaluation and demonstration equipment. As a percentage of net revenue, sales and marketing expenses increased to 24.6% for the nine months ended September 30, 2000 from 19.0% for the comparable period of 1999.

Engineering and product development expenses

      Engineering and product development expenses increased 15.3% to $6.3 million for the nine months ended September 30, 2000, from $5.5 million for the same period in 1999. The increase in engineering and product development is primarily attributable to an increase in prototype and engineering test equipment expenses. As a percentage of net revenue, engineering and product development expenses increased to 7.0% for the nine months ended September 30, 2000 from 5.8% for the comparable period of 1999 as a result of lower sales and the increased expenses mentioned above.

General and administrative expenses

      General and administrative expenses decreased to $5.6 million for the nine months ended September 30, 2000 from $8.6 million for the nine months ended September 30, 1999. As a percentage of net revenue, general and administrative expenses decreased to 6.2% for the nine months ended September 30, 2000 from 9.1% for the comparable period of 1999 primarily as a result of the efficiencies gained from consolidating Box Hill and Artecon's administrative operations, partially offset by the severance and compensation expense recorded in the third quarter of 2000.

Other income

      Other income increased to $1.9 million for the nine months ended September 30, 2000 from $1.0 million for the same period in 1999. The increase in other income is primarily attributable to two factors: reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999 and cash being invested in taxable securities yielding a higher interest rate than the tax-exempt securities where the majority of the cash balance was previously invested.

Income tax provision (benefit)

      The Company's effective income tax rate was 19% for the nine months ended September 30, 2000, reflecting federal and state income taxes partially offset by permanent items. The Company's effective income tax rate was (18.2)% for the nine months ended September 30, 1999, reflecting federal and state income tax benefits, partially offset by permanent items, primarily non-deductible merger related costs and amortization of intangible assets.

Liquidity and Capital Resources

      As of September 30, 2000, the Company had $34.3 million of cash and cash equivalents compared to $44.5 million at December 31, 1999. As of September 30, 2000, working capital was $59.5 million.

      For the nine months ended September 30, 2000, cash used by operating activities was $13.2 million. Net cash used by operating activities is primarily attributable to a $9.6 million increase in inventories, the majority of which is inventory required to support the SANnet product line, an increase in accounts receivable of $3.4 million primarily attributable to an increase in the Day Sales Outstanding to 78 days, and payment of $1.0 million of merger and restructuring costs.

      Cash provided by investing activities was $2.0 million for the nine months ended September 30, 2000. The increase in net cash provided by investing activities is primarily attributable to the sale of short-term investments during the first quarter of 2000. Short-term investments generally consist of variable rate securities that provide for early redemption within twelve months. During the first quarter of 2000, short-term investments were reinvested in investments classified as cash equivalents.

      Cash provided by financing activities was $1.1 million for the nine months ended September 30, 2000, as a result of $1.2 million from the exercise of stock options under the Company's Stock Incentive Plan and from purchases under the Company's Employee Stock Purchase Plan.

      The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $325,000 at September 30, 2000) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of September 30, 2000, the total amount outstanding under the two credit lines was 23 million Yen (approximately US $213,000 at September 30,
2000).

      The Company presently expects that cash and cash equivalents, together with cash generated from operations will be sufficient to meet its operating and capital requirements for at least the next twelve months. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. The actual amount and timing of working capital and capital expenditures that the Company may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

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

      The open systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, as well as its new products, including SANnet(TM), SANpath(TM) and SANscape(TM), obsolete. The Company is encouraging customers to move from legacy products to its new products, which could delay orders, result in unknown or unforeseen defects or bugs, make it difficult to predict future financial performance and generally disturb current customers. Also, a number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes make accurate market predictions difficult. In the past, the Company's revenue and earnings results have fallen short of market projections, and such shortfalls could occur again in the future.

      The Company generally does not enter into long-term contracts with its customers and sales cycles can be lengthy, particularly since the introduction of the Company's new product line. Customers generally have certain rights to delay or cancel orders, which could materially and adversely affect Dot Hill's operating results.

      The Company relies on other companies to supply components for its products and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The loss of one or more suppliers could adversely affect Dot Hill's ability to manufacture and sell products. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenue to date has been derived from sales to ISPs and customers in the financial services industry and the telecommunications industry. Historically, a majority of the Company's net revenue in each year has been derived from a limited number of customers. The Merger and the Company's growth and expansion may place a significant strain on its administrative, operational and financial resources and increased demands on its manufacturing, sales and customer service functions, especially as the Company attempts to expand its customer base. The Company's international business activities represented approximately 12% of net revenues in 1999 and 22% of net revenues for the nine months ended September 30. 2000. The Company currently has sales offices in Japan, France, England, China and the Netherlands. These international operations are subject to a variety of risks associated with conducting business internationally.

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

      Two countries that have converted to the euro, the Netherlands and France, generated revenue of approximately $6.9 million and $521,000, respectively, or 8.3% of Dot Hill's total revenue for the nine months ended September 30, 2000. Based on this percentage of revenue generated from these two countries, Dot Hill does not anticipate that this conversion of the euro will have a significant impact on its financial condition and results of operations. The Company is continuing to evaluate the impact this conversion will have on its financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk:

      There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. However, the average interest rate earned on the Company's cash equivalents and short-term investments increased from 3.3% for the year 1999 to 4.3% during the nine months ended September 30, 2000, resulting in an increase in interest income of approximately $287,000 for the nine months ended September 30, 2000 compared to the same period in 1999. The Company does not believe these changes will have a significant impact on its liquidity and capital resources.

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

      On or around July 17, 2000, the Company entered into a Memorandum of Understanding with plaintiffs' counsel in the lawsuit, which outlines a settlement and release of all claims against all defendants in the action, including Box Hill Systems Corp., its officers and its directors. The Company expects the financial impact of the settlement arrangements on the Company (and Box Hill) to be immaterial. While agreeing to the settlement arrangements, both Box Hill and Dot Hill continue to assert that plaintiffs' claims are unfounded and that none of the defendants engaged in any wrongdoing with respect to Box Hill's initial public offering and plaintiffs' claims.

      At this point, the settlement arrangements are not final and are subject to a number of future events, including approval of the settlement by the Court. Further, individual plaintiffs have the right to "opt out" of the settlement arrangements. In the event that the settlement arrangements do not become final or plaintiffs "opt out" of the arrangements, the Company expects it will incur significant legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will adversely impact the Company's operating results.

      In addition to the complaint discussed above, the Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against the Company cannot be predicted with certainty, and management believes that such other litigation and claims may have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds:

      None.

Item 3. Defaults Upon Senior Securities:

      None.

Item 4. Submission of Matters to a Vote of Security Holders:

      None.

Item 5. Other Information:

      None.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

      27.1 Financial Data Schedule.

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000         By     /s/ James L. Lambert
                                       -------------------------------------
                                       James L. Lambert
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date: November 13, 2000         By     /s/ Preston Romm
                                       -------------------------------------
                                       Preston Romm
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and
                                         Accounting Officer)