Form 10-K405
period 2000-12-31
DOT HILL SYSTEMS CORP
filed 2001-03-30
CIK 1042783

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission file number 1-13317

                            ------------------------

                             DOT HILL SYSTEMS CORP.

             (Exact name of registrant as specified in its charter)

                NEW YORK                                     13-3460176
        (State of incorporation)                 (IRS Employer Identification No.)

          6305 EL CAMINO REAL                                  92009
              CARLSBAD, CA                                   (zip code)
(Address of principal executive offices)

                                 (760) 931-5500
              (Registrant's telephone number, including area code)

                            ------------------------

    Securities registered pursuant to Section 12(b) of the Act:

                                                    SHARES OUTSTANDING   NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                  AT MARCH 19, 2001        WHICH REGISTERED
               -------------------                  ------------------   ------------------------
Common stock, $.01 par value......................      24,612,272       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 2001 was $48,243,772.

    Documents incorporated by reference:

Portions of Dot Hill's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             DOT HILL SYSTEMS CORP.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     PART I
Item 1.   Business....................................................      4
Item 2.   Properties..................................................     25
Item 3.   Legal Proceedings...........................................     25
Item 4.   Submission of Matters to Vote of Security Holders...........     25
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     26
Item 6.   Selected Financial Data.....................................     26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     28
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     37
Item 8.   Financial Statements and Supplementary Data.................     38
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................     38
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     39
Item 11.  Executive Compensation......................................     39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     39
Item 13.  Certain Relationships and Related Transactions..............     39
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     39

                           FORWARD LOOKING STATEMENTS

    Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of Dot Hill Systems Corp.'s ("Dot Hill" or the "Company") business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond the control of the Company, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth at the end of this Item 1 in "Certain Risk Factors Related to the Company's Business," in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere throughout this Annual Report on Form 10-K.

    Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by applicable law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

GLOSSARY OF TERMS


Carrier class................................  Providing the same high level of reliability as telephone networks or carriers, built to
                                               remain operational during and after a
                                               disaster
Disk array (or array)........................  An arrangement of two or more hard disks, in
                                               RAID or daisy-chain configuration, organized
                                               to improve speed and provide protection of
                                               data against loss.
Failover.....................................  The transfer of operation from a failed component (i.e. controller, disk drive) to a
                                               similar, redundant component to ensure
                                               uninterrupted data flow and operability.
Fault tolerance..............................  The ability of a system to cope with internal hardware problems (e.g., a disk drive
                                               failure) and still continue to operate with
                                               minimal impact, such as by bringing a backup
                                               system online.
Fibre Channel................................  A high-speed storage/networking interface that offers higher performance, greater
                                               capacity and cabling distance, increased
                                               system configuration flexibility and
                                               scalability, and simplified cabling.
GB...........................................  Gigabyte. Approximately one billion bytes,
                                               1,024 megabytes.
Host attached storage........................  A storage system that is connected directly to the network server; also referred to as
                                               server-attached storage or direct attached
                                               storage.


Hot swappable................................  The ability to replace a component (e.g., disk drive, controller, fan, power source)
                                               while the system is on line, without having
                                               to power down; also referred to as hot-plug
                                               removable
Internet.....................................  A worldwide system of linked computer networks
JBOD.........................................  An acronym for "just a bunch of disks" - a disk array without a controller.
LUN..........................................  Logical unit number, an addressing scheme used to define SCSI devices on a single SCSI
                                               bus.
LVD..........................................  Low voltage differential
MB...........................................  Megabyte. 1,048,576 bytes, a unit of measurement for data storage
NEBS.........................................  Network Equipment-Building System. Equipment
                                               standards set forth by Bell Communications
                                               Research (Bellcore) for electromagnetic
                                               compatibility, thermal robustness, fire
                                               resistance, earthquake and office vibration
                                               resistance, transportation and handling
                                               durability, acoustics and illumination, and
                                               airborne contaminant resistance
Open systems.................................  Computing environments incorporating computers that act as servers interconnected
                                               over a network to client workstations and a
                                               variety of other system components and
                                               peripherals based on a series of published or
                                               open interface specifications.
RAID.........................................  Redundant Array of Independent (or
                                               inexpensive) Disks; a collection of storage
                                               disks with a controller (or controllers) to
                                               manage the storage of data on the disks.
SAN..........................................  Storage Area Network; a network infrastructure of shared multi-host storage,
                                               linking all storage devices as well as
                                               interconnecting remote sites.
SCSI.........................................  Small Computer Systems Interface; an
                                               interface that serves as an expansion bus
                                               that can be used to connect hard disk drives,
                                               tape drives, and other hardward components..
Telco........................................  Abbreviation for "telecommunications company."
TB...........................................  Terabyte. Approximately one trillion bytes,
                                               1,024 gigabytes. One SANnet cabinet can hold
                                               up to 5.8 TBs, and systems can scale up to 58
                                               TBs
Ultra 2 Ultra 3..............................  Types of SCSI interfaces
UNIX.........................................  A popular multi-user computer operating system commonly used on open systems.

                                     PART I

ITEM 1. BUSINESS

    The Company is an independent provider of high-performance data storage and SAN solutions. The Company designs, manufactures, markets and supports data storage products and systems for the Open systems computing environment, including Windows NT, Solaris, Linux, HP-UX, IRIX and others. The Company's storage solutions encompass a broad range of scalable products and services targeting high-end customers. With information becoming an increasingly critical business tool, these customers demand certain characteristics in their storage systems, particularly high reliability, availability, performance, manageability and fault-tolerance, as well as the highest level of customer and technical support. The Company has a history of providing high-end storage solutions that meet these requirements by combining extensive design and implementation experience with leading edge technologies. The Company is one of the few in the industry to offer NEBS Level 3 certified, carrier-class storage systems. The NEBS standard was developed by Bellcore for telephone equipment and speaks to system ruggedness and reliability.

    In the United States, the Company primarily employs a direct marketing strategy and targets data-intensive industries, which to date include telecommunications, enterprise internet applications, financial services, health care, government/defense and academia. Abroad, the Company sells directly to end-users in certain regions, and sells through local resellers in others. The Company has four hubs, located in Carlsbad, California, New York City, the Netherlands and Japan. The Company has other offices across the United States, in France and in the United Kingdom.

INDUSTRY OVERVIEW

    The rapid proliferation of data-intensive applications, such as the Internet, intranets, digital broadcasting, data warehousing, data mining, and the migration of mission-critical applications of mainframe computers, has fueled the demand for open-systems data storage. High-end disk storage systems, tape backup systems and storage management software designed to operate on multiple platforms are increasingly becoming a critical part of a company's management information systems and computer purchasing decisions are increasingly becoming "storage centric." In many instances, capital expenditures on storage systems are equal to or greater than those made on computer processing hardware. The high end of the open systems market is characterized by large capacity UNIX variants such as Solaris (Sun), HPUX (Hewlett Packard), AIX
(IBM), IRIX (SGI)), LINUX, and Windows NT (Microsoft) servers operating in multi-platform environments, generally running mission-critical applications.

HOST-ATTACHED STORAGE AND FIBRE CHANNEL INTERFACES

    The open systems market's current host-attached storage options include disk arrays, RAID storage systems and tape backup systems. Generally, each of these storage options is attached to the host by a SCSI bus. SCSI, including Ultra SCSI, Ultra 2 and Ultra 3, which were designed to transfer data at increasingly higher rates with enhanced reliability and lower error rates, has been the interface most commonly used in storage systems. Fibre Channel is a high-speed serial interface that became commercially available in 1997 and has since gained acceptance. Fibre Channel enables the transfer of data between computers and peripherals at increased rates and cabling lengths, and among a greater number of hosts. Fibre Channel also enables SANs, which generally cannot be configured using the SCSI standard.

SAN BASED ON FIBRE CHANNEL

    A SAN is a network that sits between servers and storage devices and is commonly based on the Fibre Channel protocol. SANs may be used to create centralized pools of storage and backup devices that are accessed at high speeds by multiple and disparate hosts. SANs may also be used to create redundant data paths to the same storage systems and backup devices, thereby improving a system's fault-tolerance and transfer rates.

    The Company was among the first storage vendors to provide SANs to its customers. In September 1999, the Company launched its new line of storage systems, SANnet-TM-, which is engineered to operate in SAN environments. SANnet comes bundled with SANscape-TM-, a Dot Hill-developed storage management software package that greatly enhances the benefits and performance of SANs. While SANs appear to be gaining industry acceptance, SAN technology is in its infancy and the Company cannot predict the timing and magnitude of customer demand for SANs.

THE DOT HILL SOLUTION

    Dot Hill develops and markets a comprehensive range of data storage products and systems designed to meet the requirements of the open systems market. The Company's products and services are intended to provide users with the following benefits:

RELIABILITY

    The Company designs redundancy, reliability and high-performance into its storage systems. Redundant components, such as power inlets, fans and controllers, are hot-swappable, which means that there are at least two of the components in the system and customers can replace, upgrade or service the components in the field without interrupting network activity.

    Certain of the Company's products are NEBS Level 3 certified, including the SANnet line of systems. The carrier class standard known as NEBS Level 3 was developed by Bellcore to test the technology ruggedness of products. This strict reliability standard is required by certain global telephone networks to ensure that equipment remains operational during and after a disaster. In order to pass certification, products are subjected to 99 degree F temperature fluctuations, 15,000 volts of electrical discharge, the need to self-extinguish when on fire, humidity fluctuations from 5% to 90%, air born contaminants comparable to a 400 mph dust storm, and the stress of an 8.3 earthquake.

CAPACITY AND DENSITY

    The Company's disk storage systems scale from a few hundred GB up to seven TB in a single 72-inch cabinet. The Company's tape backup solutions scale from a few hundred GBs up to 41.2 TBs in a library. The Company believes that its new SANnet line of storage systems is among the densest in the industry. The SANnet 2200 can house ten drives in a single, 3u(unit) enclosure. The SANnet 3200, 4200 and 7100 uses up to ten drives, plus two hot-swappable and redundant hardware RAID controllers in a single 4u(unit) enclosure.

ALL-ENCOMPASSING SOLUTIONS

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

MULTI-PLATFORM SUPPORT

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

MANAGEABILITY

    The Company believes that the ability to manage storage systems, particularly through storage management software, is becoming a key differentiator among storage vendors. The Company has a team of software engineers focused on software management efforts. The Company's storage management software offerings enable customers to more easily manage, configure and respond to their systems. SANpath-TM- and SANscape offer various management tools, including: automatic balancing of data loads among multiple data paths; automatic routing of data from non-functioning paths; LUN masking; remote monitoring of multi-site systems; and remote configuration of multi-site systems.

PRODUCTS AND SYSTEMS

    The Company sells storage in two fundamental ways: as solution packages or, for those customers who prefer to buy particular products, as modular building blocks. Either way, Dot Hill's storage solutions range from SCSI Disk Array configurations to multi-terabyte Ultra2 RAID storage systems to Fibre Channel-based SANs. Dot Hill's backup solutions incorporate "best of breed" tape libraries and backup management software, most of which are manufactured and developed by third parties.

    In September 1999, the Company launched a new line of storage systems, SANnet, which comes bundled with SANscape, a storage management software. The Company also offers legacy products from Artecon and Box Hill. Both the new SANnet product line and the legacy lines are flexible and highly scalable.

SANNET PRODUCT LINE.

    SANnet is the Company's core line of SAN-ready disk storage solutions, designed with the reliability, flexibility, and performance necessary to meet the needs of today's data-intensive, Internet-generation applications. SANnet solutions support single or multiple servers simultaneously and are compatible with many of today's popular open systems server platforms. The Company offers SANnet storage systems in many topologies, including SCSI, Ultra3, and Fibre Channel. All critical components of the SANnet systems, including RAID controllers, battery backups and power supplies, are hot-swappable, redundant and field-replaceable, which allow for upgrades and servicing to occur without server interruptions.

        SANNET 7000 SERIES is a carrier-class pure Fibre Channel RAID storage system for one to many servers in data-intensive environments and on virtually any platform. It provides transfer rates up to 400 MB/second and can be used with stand along servers, server clusters or in a SAN. It supports RAID levels 0, 1, 3, 5, 10, 30, 50 and partitioning.

        SANNET 4000 SERIES is a carrier-class RAID storage system for one-to-many servers. Featuring Fibre Channel technology, SANnet 4200 provides transfer rates up to 400MB/second on multiple loops and support for RAID levels 0, 1, 0+1, 3 and 5. The SANnet 4200 supports single or multiple servers simultaneously and supports a number of operating systems including UNIX, Windows NT, Windows 2000 and Linux. Each system can hold from 3 to 10 drives, and with attached JBOD's a system can store from 27 GB to 3.7 TB of data.

        SANNET 3000 SERIES is a carrier-class RAID storage solution for single or dual servers. Using Ultra2 LVD technology, this product provides transfer rates up to 160MB/second on dual loops and supports RAID levels 0, 1, 0+1, 3 and 5. Each system holds from 3 to 10 drives, and stores 27GB to 3.7 TB of data.

        SANNET 2000 SERIES is a carrier-class RAID storage solution for single servers. Using Ultra3 LVD technology, SANnet 2200 supports dual-channel transfer rates up to 320MB/second on dual loops. SANnet 2200 works directly with Windows, Solaris, or Linux server operating systems as a JBOD (Just a Bunch of Disks) or as an expansion chassis in conjunction with a 3200 or 4200 RAID subsystem. Each system holds 1 to 10 drives and has a capacity of 9GB to 730GB of data.

SANNET SUITE OF SOFTWARE

    The Company's SANnet suite of software consists of two key software packages developed by Dot Hill, SANpath and SANscape.

        SANPATH helps to ensure availability and also failover and failback of data across a SAN and enhances network-server bandwidth by balancing data loads among functioning data paths and automatically routing data away from non-functioning paths. Once a non-functioning path is healed, the software automatically rebalances the data load. SANpath also enables modifications to the SAN without server restarts, and provides LUN masking capabilities.

        SANSCAPE is a Java-based software utility that combines SAN configuration, maintenance, and monitoring tools into a single application. SANscape allows customers to administer Dot Hill's storage systems located worldwide from a single console by sending system information across the Internet, intranets, or telephone lines. SANscape also notifies customers of issues with their systems by email, beeper or other means and allows for remote configuration and trouble-shooting through an interactive graphic user interface ("GUI").

BACKUP SOLUTIONS

    Backup solutions consist of tape libraries and backup management software, which, Dot Hill purchases from third parties and then integrates and delivers to customers. Third parties that Dot Hill works with to provide backup solutions include Storage Tek, Overland Data, Qualstar Veritas and Legato. These solutions may also consist of bridges & routers, and often demand Dot Hill Systems professional services experts.

    Dot Hill's backup solutions deliver a seamless solution for archiving and managing the growing information needs of our customers. The best-of-breed back up products selected by Dot Hill are of exceptional quality, scalability and reliability, giving our customers' unequalled plug and play solution.

PROFESSIONAL SERVICES

    Dot Hill's team of applications engineers offers professional services designed to maximize customers' investments in their Dot Hill storage solutions. Professional services will assess a customer's needs through a pre-sales evaluation; custom tailor a solution design pre-tested in Dot Hill's Customer Integration Lab; install the solution; and provide training, giving clients the option to operate, service and support their system.

LEGACY PRODUCTS

    Since the merger that formed the Company (the "Merger"), the Company has continued to offer a number of legacy products developed by its predecessor companies, Box Hill and Artecon. Those products include, but are not limited to, the following:

        THE LYNXARRAY II is a NEBS Level 3 certified Fibre Channel-compatible RAID storage system that comes in two models: High Performance and High Capacity. The High Performance system uses a dual-channel backplane and supports up to 16 disk drives with a capacity up to 576 GB. The High Capacity system uses a single-channel backplane and supports up to 43 disk drives with a capacity of 1.55TB. Both systems achieve aggregate transfer rates of up to 200 MB/second and come with the option of redundant RAID controllers, which support RAID levels 0, 1, 0+1, 3

CUSTOMERS

    Dot Hill markets its products principally to high-end users in the open systems market. The Company has installed storage systems primarily in data-intensive industries where companies require reliable, high-performance, high-availability storage solutions, such as Internet, Applications, and Storage Service Providers ("xSPs"), financial services, telecommunications, health care, government/ defense and academia.

    Since the Merger, the Company's strategy has been to target customers running Internet-generation applications, which the Company defines as applications that are related to the Internet or have arisen during this time of the Internet, such as digital broadcasting and video editing. The Company historically has targeted xSPs, financial services and telecommunications companies, and a material portion of the Company's net revenues to date have been derived from sales to customers in those industries. Direct sales to customers in the xSPs, telecommunications and e-commerce; and financial services industries were approximately, 39% and 11%, respectively, of Dot Hill's 2000 net revenues. Direct sales to customers in the telecommunications and financial services industries were approximately 21% and 18%, respectively, of 1999 net revenues and 20% and 27%, respectively, of 1998 net revenues.

    Historically, a significant percentage of the Company's annual net revenues each year have been derived from a limited number of customers. For the years ended December 31, 2000, 1999 and 1998, the Company's top five customers, including distributors, accounted for approximately 37%, 25% and 22%, respectively, of the Company's net revenues. Sales to one customer, UUNET Technologies, Inc. a wholly owned subsidiary of MCI WorldCom, accounted for 17% and 10%, respectively, of the Company's net revenues for the years ended December 31, 2000 and 1999; no sales to one customer exceeded 10% of total net revenues for the year ended December 31, 1998. The Company generally does not enter into long-term contracts with its customers, and customers generally have certain rights to extend, delay or cancel shipment of their orders without penalty.

    A significant amount of the Company's revenues to date have been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of the Company's revenues are associated with versions of UNIX manufactured by Sun Microsystems, Inc.

SALES AND MARKETING

    During 2000, the Company began to re-focus its efforts on the telecommunications markets, and in addition those companies that required telco-intensive solutions. The Company also continued to target customers that are running Internet-generation applications. Historically, the Company has focused on xSPs, financial service and telecommunication companies. The Company has a sales force, which it complements with applications engineers, who are generally highly qualified storage experts. As of December 31, 2000, the Company employed 36 applications engineers, both domestically and internationally, to provide a variety of professional services to customers, including pre-sales and pre-deployment consulting, installation services, training and support.

    Feedback from the applications engineers allows the Company to better identify emerging customer requirements for future data storage products. Design engineers also receive feedback from the Company's technical support, marketing managers and production engineering teams, which helps contribute to the quality, manufacturability and usability of products from design to deployment.

DOMESTIC SALES AND MARKETING

    The Company's primary domestic marketing strategy is to sell directly to end-users to act as an OEM and to sell through value added resellers. As of December 31, 2000, the Company's domestic sales team consisted of 88 sales and support employees, 15 marketing employees, and 50 technical service and support employees. There are eleven sales offices located in the United States, and a number of sales representatives work from their homes to cover local territories. Domestic sales represented approximately 80%, 88%, and 92% of the Company's net revenues for 2000, 1999, and 1998, respectively. The vast majority of the Company's domestic sales are directly to end-users.

INTERNATIONAL SALES AND MARKETING

    The Company's international marketing strategy is to sell directly to end-users in certain regions and to use local distributors in others. The Company provides marketing and technical support services in connection with international sales. As of December 31, 2000, the Company's international sales team consisted of 16 sales employees and 24 technical service and support employees. There are five international Dot Hill sales offices: two in Japan, one in the United Kingdom, one in the Netherlands and one in France. The Company's distributors are located in approximately twenty different countries. International sales accounted for approximately 20%, 12%, and 8% of the Company's net revenues for 2000, 1999, and 1998, respectively.

ENGINEERING AND PRODUCT DEVELOPMENT

    The Company's research, engineering and product development teams are focused on developing innovative storage and SAN solutions, along with storage management software, for the open systems market. The Company's areas of expertise include UNIX, Windows and Linux driver and system software design; SAN storage resource management software design; data storage system design and integration; high-speed interface design for SCSI, Ultra SCSI, Ultra2, Ultra3 and Fibre Channel; and design, qualification and integration of disk drives, tape drives, robotics and other storage components. The Company has a history of industry firsts, including the first successfully commercialized hot-swappable SCSI Disk Array and RAID storage system for the UNIX environment, the first Fibre Channel storage system, one of the first turnkey SAN solutions for the open systems market and the first NEBS Level 3 certified line of storage systems.

    The Company generally designs its products to have a modular architecture that is readily modified to respond to technological developments and paradigm shifts in the open systems computing environment. This flexibility also allows the Company to focus research and development resources on specific product innovations and advancements. The modular architecture allows solutions to be tailored to customers' specific needs and products to be adapted to changes in technology and in customers' computing environments.

    The Company is currently focusing development efforts on its SANnet line of systems and storage management software. Projects include improvements to the features, functions and performance of the SANnet line, the Company's SANpath and SANscape storage management software offerings and next generation high speed solutions that take advantage of the latest transports and technologies. The

Company has contracted with a software engineering team in China that helps write code for the Company.

    Engineering and product development expenses of the Company (which do not include compensation for applications and technical support engineers, which is recorded as sales and marketing expenses) for fiscal years 2000, 1999 and 1998 were $8.8 million, $7.4 million and $9.9 million, respectively. As of December 31, 2000, the Company had 43 full-time employees engaged in engineering research and development activities.

CUSTOMER SERVICE AND SUPPORT

    Dot Hill recognizes that providing comprehensive, proactive and responsive support is essential to establishing new customer accounts and securing repeat business. Dot Hill is committed to providing the highest level of customer service and support aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration.

    As a standard Dot Hill service, Dot Hill maintains a global network of professional engineers and technicians who provide continuous telephone technical support from its strategically-located Global Response Centers. All customers receive seven-day, 24-hour telephone technical support, and the Company offers support in a variety of different languages. Dot Hill also offers additional intensive on-site maintenance and support programs for a quarterly or annual fee, under which the Company will dispatch either its own technical personnel or those of a global third-party service provider to visit customer sites, typically within a few hours. Dot Hill offers four additional levels of customer service: Dot Plus Support, Dot Superior Support, Dot Ultra Support, and Dot Custom Support.

    The Company provides standard warranties, which typically run from one to five years, with all products sold. Under the standard warranty, the Company typically ships replacement hardware components to customers in advance of receiving returns of defective components. The Company occasionally issues credit in lieu of replacing a piece of equipment. A customer may also contract for an extended warranty on any product.

MANUFACTURING

    Dot Hill's manufacturing is conducted in 43,000 square feet of its 70,000 square-foot facility in Carlsbad, California. The products are manufactured in a progressive build operation utilizing a configure-to-order manufacturing strategy. The manufacturing process consists of assembling and testing various subassemblies and the systems integration and test of the Company's storage solution products. Certain of those subassemblies are manufactured by independent contractors. Before the Company ships an order, the product is subjected to Accelerated Stress Testing. These test methods include thermal testing, margin testing and firmware revision controls to ensure performance to specification in the anticipated end-user computing environment. Test results are continuously measured and monitored to support the continuous improvement efforts. Key components are tracked by individual product serial numbers and logged in the Company's database for tracking purposes. The Company strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, reduce costs and reduce inventory investments.

    The Company believes that its current facilities and capital equipment are adequate to meet its manufacturing needs in the foreseeable future.

    In July 1998, the Company earned the ISO 9002 registration from the International Standards Organization for its manufacturing facility in Carlsbad, California. The ISO 9002 certification covers the manufacture, distribution and support of the Company's products. Attaining the ISO 9002 certification entailed examination of the Company's manufacturing standards and processes. The Company has undergone periodic assessments by independent auditors in order to retain the ISO 9002 certification.

    The Company subcontracts some of its manufacturing, such as plastic molding, sheet metal bending, PCB ("printed circuit board") fabrication and certain assembly to qualified suppliers in the United States and Asia. The Company owns the design and tools/molds associated with the manufacture of these parts. The third parties that the Company relies on for these production activities include, but are not limited to SMS Technologies ("SMS") for printed circuit board assemblies ("PCBA") and National Manufacturing Technologies, Inc. ("NMT")/Escon for sheet metal assemblies. If the Company were required to have other third parties provide subassembly products and services, it may take a few months to achieve the same levels of productivity with the new third party suppliers.

    The Company relies on other companies to supply certain key components of its products and products that it resells. Many of these components and third-party products are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases a substantial amount of its disk drives from Seagate Technology Inc. ("Seagate"), and purchases a substantial amount of its RAID controllers were from Infortrend. Approximately 14%, 23%, and 22% of the Company's total raw material purchases were from Seagate, and approximately 10%, 4% and 2% were from Infortrend for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately 10% of the Company's raw material purchases in 1999 were from IBM. The Company purchases substantially all of its raw materials pursuant to purchase orders, rather than long-term purchase agreements. The Company maintains minimum inventory levels. With respect to certain components, such as disk drives and controllers, if Dot Hill had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the Company's products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers' components. The Company estimates that replacing Infortrend RAID controllers with those of another supplier would involve several months of hardware and software modification.

    The Company resells the tape libraries and other products of StorageTek, among other companies. Approximately 12%, 17%, and 15% of the Company's total purchases were from StorageTek products for the years ended December 31, 2000, 1999 and 1998, respectively. These products were then resold to customers. If Dot Hill were to face a shortage of StorageTek products in the future, Dot Hill believes it could, after some modification, integrate the products of other manufacturers into its storage solutions. However, due to the market acceptance of StorageTek, the Company believes that a substantial number of customers may not be satisfied with the products of an alternate manufacturer.

BACKLOG

    The Company's sales are generated by purchase orders from customers for shipment of the Company's products. The Company generally operates with a limited order backlog of such orders, because its products typically ship shortly after orders are received. However, orders from OEM customers often add to the Company's backlog, and the Company has been focusing on securing OEM customers. The customers have certain rights to extend or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. The Company does not believe that its backlog as of any particular date is a reliable indicator of future revenue levels.

COMPETITION

    The market for open systems storage is growing, and is intensely competitive. The Company competes primarily with traditional suppliers of computer systems including, but not limited to, Compaq Corporation, Hewlett-Packard, Sun Microsystems, IBM, Hitachi and Dell Computer Corporation, which market storage systems as well as other computer products and which the Company believes have become more focused on storage during the past few years. The Company also competes against independent storage system suppliers to the high-end open systems market, including, but not limited to, EMC Corporation, Network Appliance, Inc., Ciprico Inc., nStor Technologies, MTI Technologies, Inc, Eurologic, Raid Power, Amdahl, and Storage Technologies, Inc. In providing tape backup, the Company competes with suppliers of tape-based storage systems such as ADIC, Datalink Corporation, MTI Technologies, Inc., Dallas Digital and Cranel, Inc. and numerous resellers.

    Competitive pricing pressures exist in the data storage market, which have had and may have in the future an adverse effect on the Company's revenues and earnings. There has also been and may continue to be a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share. The Company believes these pricing pressures are likely to continue as competitors develop more competitive product offerings.

    Many of the Company's current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing and other resources. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower end-user prices than the Company. The Company also expects that competition will increase as a result of industry consolidations and the formation of new independent storage providers offering new technology. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, Network Attached Storage ("NAS") has gained popularity recently as an alternative to SANs. The Company does not have a NAS solution at this time. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

    Dot Hill's success depends significantly upon its proprietary technology. The Company has limited patent protection for its products and has attempted to protect its intellectual property rights primarily through copyrights, trade secrets, employee and third-party nondisclosure agreements and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. As of December 31, 2000, the Company had been awarded a total of seven U.S. patents covering certain elements of its products. It is unlikely that the seven aforementioned patents will provide the Company with competitive advantages or will not be challenged by third parties.

    The patents of the Company's competitors may have a material adverse effect on the Company's ability to do business. The Company expects that competitors in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the market grows. Although Dot Hill believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. From time to time, the Company receives letters from patent owners asserting possible infringement and requesting to explore a licensing relationship. In 1999, the Company received two such letters, one of which is being actively pursued by the sender. The Company is in the process of negotiating a licensing agreement with the sender of the lettter, which may have a material impact on the Company's future financial results. If a licensing agreement is not secured, the sender will likely file a formal claim of patent infringement. There can be no assurance that the Company will be able to successfully defend against any such assertions or obtain licenses to use such technology or that licenses could be obtained on terms that would not have a material adverse effect on the Company's business, operating results and financial condition. If the Company or its suppliers are unable to license protected technology, the Company may be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend legal actions asserted against it. Should the Company's products be found to infringe protected technology, Dot Hill could be required to pay damages to the infringed third party or be enjoined from manufacturing and selling such products.

    The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. Recently, the Company applied for registered trademark protection for the marks SANman-TM-, SANnet, SANpath, SANscape, Dot Hill and the Dot Hill logo. The Company claims common law protection for, and may seek to register many other trademarks.

    Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Dot Hill's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company, or the intellectual property rights of the Company.

EMPLOYEES

    As of December 31, 2000, Dot Hill had a total of 417 employees, substantially all of whom are full-time. Of the total employees, 43 employees were engaged in research, engineering and product development; 86 in applications and technical support engineering and customer support; 138 in marketing and sales; 108 in manufacturing; and 42 in general management and administration.

    The Company's future operating results depend in significant part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations, which has been particularly difficult over the last year due, in part, to restructuring activities, the enhanced recruiting efforts of competitors, and the generally low unemployment rates. The Company provides equity incentives, in addition to salary and benefits, to attract and retain qualified employees. Most members of the Company's sales force are compensated in a manner that includes a commission-based component.

EXECUTIVE OFFICERS OF THE REGISTRANT AT DECEMBER 31, 2000

               NAME                   AGE                   POSITION               OFFICER SINCE
               ----                 --------   ----------------------------------  --------------
James L. Lambert..................     47      Chief Executive Officer,            August 1999
                                               President, Chief Operating
                                               Officer, and Director
Preston Romm......................     47      Chief Financial Officer, Treasurer  November 1999
                                               and Assistant Secretary
Benjamin Monderer.................     42      Executive Vice President of         April 1988
                                               Strategic Development and Director
Dana Kammersgard..................     45      Chief Technical Officer             August 1999

    All officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors as provided in the By-laws.

    JAMES L. LAMBERT has served as Director, President, Chief Operating Officer and Chief Executive Officer of the Company since August 2000. From the date of the Merger to August 2000, Mr. Lambert serviced as President, Chief Operating Officer and Co-Chief Executive Officer. A founder of Artecon,

Mr. Lambert served as President, Chief Executive Officer and Director of Artecon from its inception in 1984 until the Merger. From 1979 to 1984, Mr. Lambert served in various positions at CALMA, a division of General Electric Company, most recently from 1981 to 1984 as Vice President of Research and Development. Mr. Lambert currently serves as a Director of the Nordic Group of Companies, a group of privately held companies. He holds a B.S. and a M.S. in Civil and Environmental Engineering from the University of Wisconsin, Madison.

    PRESTON ROMM joined the Company in November 1999 as Vice President of Finance and Chief Financial Officer. From January 1997 to November 1999,
Mr. Romm was Vice President of Finance, Chief Financial Officer and Secretary of Verteq, Inc., a privately-held semiconductor equipment manufacturer. From November 1994 to January 1997, Mr. Romm was Vice President of Finance and Chief Financial Officer of STM Wireless, Inc. (NASD:STMI), a wireless data and voice equipment manufacturer. From July 1990 to November 1994, Mr. Romm was Vice President and Controller of MTI Technology Corporation (NASD:MTIC), a provider of data storage systems. Mr. Romm has over 20 years of experience as a financial executive at high technology companies. Mr. Romm holds a B.S. from the University of Maryland and an M.B.A. from American University.

    DR. BENJAMIN MONDERER, ENG.SC.D. has served as Executive Vice President of Strategic Development and a Director of the Company since August 2000. From the date of the Merger to August 2000, Dr. Monderer served as Executive Vice President of Applications Engineering/Professional Services and Director.
Dr. Monderer was a co-founder of Box Hill, as well as President and a Director since Box Hill's incorporation in 1988 until the Merger. He became Chairman of the Board of Box Hill in July 1997. Dr. Monderer was a member of the technical staff at Hewlett-Packard in 1980 and 1981, and was a Research Scientist at Columbia University from 1986 to 1989. Dr. Monderer holds a Bachelor of Science in Electrical Engineering from Princeton University and a Master of Science degree in Electrical Engineering and a Doctor of Engineering Science from Columbia University.

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

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

    In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to numerous risks and uncertainties, including the following.

THE OPEN SYSTEMS STORAGE MARKET IS RAPIDLY CHANGING AND DOT HILL MAY BE UNABLE TO KEEP PACE OR PROPERLY PREPARE FOR THE EFFECTS OF THOSE CHANGES.

    The open systems data storage market in which Dot Hill operates is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in this market are difficult to predict and changes in those preferences could render Dot Hill's current or future products unmarketable. The introduction of products embodying new technologies by Dot Hill's competitors and the emergence of new industry standards also could render existing products as well as new products, such as the SANnet line of systems, obsolete and unmarketable. For example, if customers were to turn away from open systems computing, Fibre Channel or SANs in general, or fail to embrace the Company's SANnet line of systems in particular, Dot Hill's revenue would dramatically decline.

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

THE LOSS OF ONE OR MORE SUPPLIERS COULD ADVERSELY AFFECT DOT HILL'S ABILITY TO MANUFACTURE AND SELL PRODUCTS.

    The Company relies on third parties to supply certain key components of its products and products that it resells. Many of these components and third party products are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases the large majority of its disk drives from Seagate, and purchases a substantial amount of its RAID controllers from Infortrend. Approximately 14%, 23%, and 22% of the Company's total raw material purchases were from Seagate, and approximately 12%, 4% and 2% were from Infortrend for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately 10% of the Company's raw material purchases during the year ended December 31, 1999 were from IBM. The Company purchases a significant portion of its raw materials pursuant to purchase orders, rather than pursuant to long-term purchase agreements. The Company maintains minimum inventory levels.

    There is currently a significant market demand for disk drives, tape drives and RAID controllers, and from time to time the Company may experience component shortages, selective supply allocations and increased prices of such components. With respect to certain components, such as disk drives and controllers, even if alternative sources of supply became available, the incorporation of such components from alternative suppliers could delay the manufacture and shipment of the Company's products while modifications to such products and accompanying software were made to accommodate the introduction of the alternative suppliers' components. The Company estimates that replacing Infortrend's RAID controllers with those of another supplier would involve several months of hardware and software modification.

    The Company subcontracts some of its manufacturing, such as plastic molding, sheet metal bending, PCB fabrication and certain assembly to qualified suppliers in the United States and Asia. The Company owns the design and tools/molds associated with the manufacture of these parts. The third parties that the Company relies on for these production activities include, but are not limited to, SMS for PCBA assemblies and NMT/Escon for sheet metal assemblies. If the Company were required to have other third parties provide subassembly products and services work, it may take a few months to achieve the same levels of productivity with new third party suppliers

    The Company resells the tape libraries and other products of StorageTek, among other companies. Approximately 12%, 17%, and 15% of the Company's total purchases were for StorageTek products for the years ended December 31, 2000, 1999 and 1998, respectively. If Dot Hill were to face a shortage of StorageTek products in the future, Dot Hill could, after some modification, integrate the products of other manufacturers into its storage solutions. However, due to the market acceptance of StorageTek, the Company believes that a substantial number of customers may not be satisfied with the products of an alternate manufacturer.

DOT HILL MAY HAVE DIFFICULTY PREDICTING RESULTS AND MAY EXPERIENCE OPERATING LOSSES, EITHER OF WHICH WOULD LIKELY RESULT IN A DECLINE IN THE COMPANY'S STOCK PRICE.

    In each of the years ended December 31, 2000 and 1999, the Company incurred a loss. There can be no assurance that the Company will be profitable on a quarterly or annual basis. If the Company is unable to generate net income from operations, its business will be adversely affected and its stock price will likely decline.

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

    - new product announcements or introductions by competitors;

    - deferrals of customer orders in anticipation of new products or product enhancements or a downturn in market conditions, which the Company has experienced since the start of 2001;

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

    - levels of expenditures on research, engineering and product development;

    - changes in the Company's business strategies;

    - personnel changes; and

    - general economic trends and other factors.

    Sales for any future quarter are not predictable and have a significant degree of uncertainty. The Company generally operates with limited order backlog, because its products are typically shipped shortly after orders are received. Further, the Company does not generally enter into long-term purchase contracts with customers, and customers have certain rights to extend or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Sales are also difficult to forecast because the open systems storage market is rapidly evolving and the Company's sales cycles vary substantially from customer to customer. Further, in late 1999 the Company launched the SANnet line of products, and is actively encouraging customers to move from legacy products to these new product lines, which may affect sales cycles and the predictability of orders. Also, since the economic downturn at the start of 2001, customers have deferred purchasing decisions and sales cycles have been lengthened. Due to the unpredictable timing of customer orders, the Company may ship products representing a significant portion of its net sales for a quarter during the last month of that quarter. Any significant deferral of these sales could have a material adverse effect on the results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. There is no assurance that the Company will experience sales growth with respect to its legacy and new line of products in future periods.

    Fluctuating operating results may increase the likelihood of the Company becoming involved in expensive, time-consuming litigation. If the Company becomes involved in litigation, the Company's operating results for one or more quarters, as well as the price of the Company's common stock, could be materially adversely affected.

A SIGNIFICANT PERCENTAGE OF THE COMPANY'S EXPENSES ARE FIXED, WHICH MAY AFFECT ITS OPERATING RESULTS.

    The Company's expense levels are based in part on its expectations as to future sales, and a significant percentage of the Company's expenses are fixed, which limits its ability to reduce expenses quickly in response to any revenue shortfalls. As a result, if revenues do not meet the Company's revenue projections, operating results may be disproportionately affected. The Company may experience revenue shortfalls for various reasons, including:

    - significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

    - sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead the Company's suppliers to allocate available supplies or capacity to other customers, which, in turn, may harm the Company's ability to meet its sales obligations; and

    - the reduction, rescheduling or cancellation of customer orders.

    In addition, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from its outside suppliers, the Company may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

THE COMPANY MAY NOT HAVE ACCESS TO SUFFICIENT FUNDING TO SUPPORT ITS OPERATIONS.

    The Company has expended and will continue to be required to expend substantial funds to pursue research and development, enhance marketing efforts and other aspects of the Company's business. Although the Company believes it has access to resources sufficient to fund its operations for at least the next twelve months, the Company may need or elect to raise additional capital. The Company's future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

    - the problems, delays, expenses and complications frequently encountered by technology companies;

    - the progress of the Company's research, development and product testing programs;

    - the success of the Company's sales and marketing efforts;

    - costs in filing, prosecuting, defending and enforcing intellectual property rights;

    - the extent and terms of any development, manufacturing, marketing or other arrangements; and

    - changes in economic, regulatory or competitive conditions.

    To satisfy its capital requirements, the Company may seek to raise funds through public or private equity or debt financings or other financing sources. The Company's ability to raise additional funds in the public or private capital markets will be adversely affected if the results of the Company's ongoing or future research and development programs are not favorable and may also be adversely affected by the concentration of ownership of the Company's common stock by management. The Company cannot guarantee that any additional funding will be available when needed or that available financing will be on favorable terms. If the Company raises additional funds by issuing equity or convertible debt securities, the Company's current shareholders may experience substantial dilution, and debt financing, if available, may involve restrictive covenants.

AN ECONOMIC DOWNTURN IN AN INDUSTRY IN WHICH THE COMPANY IS CONCENTRATED COULD MATERIALLY AND ADVERSELY AFFECT REVENUES AND OPERATING RESULTS.

    Dot Hill's revenues have been derived primarily from sales to customers in the xSPs, telecommunications, e-commerce, and financial services industries. For the year ended December 31, 2000, direct sales to customers in the xSPs, telecommunications, and e-commerce; and financial services industries, as a percentage of net revenues were 39% and 11%, respectively. For the year ended December 31, 1999, direct sales to customers in the telecommunications and financial services industries as a percentage of net revenues were 21% and 18%, respectively. For the year ended December 31, 1998, direct sales to customers in the telecommunications and financial services industries as a percentage of net revenues were 20% and 27%, respectively.

    In fiscal year 2000, the Company derived a significant portion of its revenues from the sale of its products to Internet-related businesses. The Company cannot predict with any certainty whether the Internet will be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. Any decrease in the growth of the Internet, in the demand for the Company's products by Internet-related businesses, in the number of Internet-related businesses or in the financial resources available to Internet-related businesses to purchase the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

    Historically, a material percentage of the Company's net revenues in each year has been derived from a limited number of customers. For the years ended December 31, 2000, 1999 and 1998, the Company's top five customers, including distributors, accounted for approximately 37%, 25% and 22%, respectively, of the Company's net revenues. Sales to one customer, UUNET Technologies, Inc. accounted for 17% and 10%, respectively, of the Company's net revenue for the years ended December 31, 2000 and 1999. Sales to any one customer did not exceed 10% of total net revenues for the year ended December 31, 1998.

    A very significant portion of the Company's revenues to date have been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of the Company's revenues are associated with versions of UNIX manufactured by Sun Microsystems, Inc. If Sun Microsystems were to change its policy of supporting open systems computing environments, and if Dot Hill's products were thereby rendered incompatible with Sun Microsystems' products, Dot Hill's business, financial position and results of operations would be materially and adversely affected.

    The Company expects that a high percentage of the Company's sales for the foreseeable future will continue to come from a relatively small number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. An economic downturn in any industry targeted by the Company, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby adversely affecting Dot Hill's business. At the start of 2001, a nationwide downturn resulted in a delay of purchasing decisions by a large number of Dot Hill customers and a revenue shortfall for the first quarter of 2001. It is unclear when, or if, these delayed purchasing decisions will be made, and the deferral of orders is likely to continue to affect the Company in the future.

BECAUSE THE COMPANY GENERALLY DOES NOT ENTER INTO LONG-TERM CONTRACTS WITH ITS CUSTOMERS AND SALES CYCLES CAN BE LENGTHY, DELAYS OR CANCELLATIONS OF CUSTOMER ORDERS COULD MATERIALLY AND ADVERSELY AFFECT DOT HILL'S OPERATING RESULTS.

    The Company generally does not enter into long-term volume purchase contracts with its customers, and customers generally have certain rights to extend or to delay the shipment of their orders without penalty. The Company's distributors and value-added resellers ("VARs") may also carry competing product lines and could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's operating results. Although the Company believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances, which could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that existing end-user customers will not purchase their storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition.

    Customer orders for the Company can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and sale of a product, or the "sales cycle," can also vary greatly and lasts between three to twenty-four months. This is particularly true during times of economic slowdown and true for the sale and installation of complex, turnkey solutions, which are often sold directly to end users, and for new products, such as SANnet. Revenue for Dot Hill is directly affected by the timing of large orders, which makes it difficult for the Company to predict such revenue. Revenue for a quarter may be lower than predicted if large orders forecasted for a certain quarter are delayed or are not realized.

    Factors that may delay or defer an order, particularly orders for new products, such as the SANnet line of systems, include:

    - time needed for technical evaluations by customers;

    - customers' budget constraints and changes to customers' budgets during the course of the sales cycle;

    - a slowdown in the overall economy or in the particular industries into which the Company sells;

    - customers' internal review and testing procedures; and

    - engineering work by the Company to integrate a storage solution with a customers' system.

DOT HILL'S BUSINESS AND OPERATING RESULTS WILL MATERIALLY SUFFER IF IT ENCOUNTERS SIGNIFICANT PRODUCT DEFECTS.

    Storage system products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing, errors will not be found in products after shipments (particularly new products, such as the SANnet line of systems), resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition. The Company's standard warranty provides that if the system does not function to published specifications, the Company will repair or replace the defective component without charge. Significant warranty costs, particularly those that exceed reserves, could have a material adverse effect on the Company's business, operating results and financial condition.

    Although the Company has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. A successful product liability claim against the Company could have a material adverse effect on the Company's business, operating results or financial condition.

DOT HILL LAUNCHED A NEW LINE OF PRODUCTS AND IS ENCOURAGING CUSTOMERS TO MOVE FROM LEGACY PRODUCTS TO THE NEW LINE, WHICH ENTAILS MANY RISKS AND UNCERTAINTIES.

    In late 1999, the Company introduced a number of new products including its SANnet line of systems, and two software packages, SANpath and SANscape. The Company is continuing to encourage customers to move from the Company's various legacy products to the new product lines. These activities entail a number of risks and uncertainties, all of which could have a material and adverse affect on the Company's business. Those risks and uncertainties, include, but are not limited to, the following:

    - customer orders may be delayed while customers evaluate new products;

    - customers may be disturbed by Company actions to encourage the use of the new products and they may choose not to do business with the Company;

    - the new line of products may contain defects or bugs that are unknown by the Company, but are discovered after shipment of products has occurred;

    - customers may not purchase the new products;

    - the Company will most likely find it more difficult to accurately predict future financial performance.

DOT HILL'S BUSINESS AND RESULTS OF OPERATIONS WILL BE MATERIALLY AND ADVERSELY AFFECTED IF IT CANNOT ATTRACT OR RETAIN KEY PERSONNEL.

    The Company's future performance depends in significant part upon the continued service of its senior management and key personnel. The Company provides incentives such as competitive salaries and bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In recent periods, the Company has experienced difficulties retaining existing, and attracting and training new, skilled personnel. Any inability to attract, train and retain skilled sales personnel in future periods or the loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key sales, technical and management employees or that it can attract, assimilate or retain other highly qualified sales, technical and management personnel in the future.

THE COMPUTER STORAGE MARKET IS HIGHLY COMPETITIVE.

    The storage system market is intensely competitive. The Company competes with various companies, including, but not limited to, Hewlett Packard, Sun Microsystems, IBM, Hitachi, Compaq Corporation, and Dell Computer Corp., which market storage systems as well as other computer products, and which have become more focused on storage during the past few years. The Company also competes against independent storage system suppliers to the high-end market including, but not limited to, EMC Corporation, Network Appliance, Ciprico, nStor Technologies, MTI Technology, Eurologic, Raid Power, Amdahl, and Storage Technologies, Inc. In providing tape backup, the Company competes with suppliers of tape-based storage systems including, but not limited to, ADIC, Datalink Corporation, MTI Technologies, Dallas Digital, Cranel, Inc., StorageTek and numerous resellers.

    Many of these competitors are significantly larger than Dot Hill and have significantly greater name recognition, engineering, manufacturing and marketing capabilities, as well as greater financial and personnel resources. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower end-user price than the Company.

    The Company also expects that competition will increase as a result of industry consolidations and the formation of new companies with new, innovative offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, NAS has gained popularity recently as an alternative to SANs. The Company does not have a NAS solution at this time. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In fact, competitive pricing pressures have had, and may continue to have, an adverse effect on Dot Hill's revenue and earnings.

    The Company believes that the principal competitive factors affecting its markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that the Company will be able to successfully incorporate these factors into its products and to compete against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

    If Dot Hill is unable to develop and market products to compete with the products of competitors, the Company's business and operating results will be materially and adversely affected. In addition, if major customers who are also competitors cease purchasing Dot Hill products in order to concentrate on sales of their own products, the Company's business and operating results will be adversely affected.

    Dot Hill sells its products through distributors and VARs internationally and, to a lesser extent, domestically. These distributors and VARs may also carry competing product lines, and may reduce or discontinue sales of the Dot Hill's products, which could have a material adverse effect on the Company's business and operating results. In addition, the Company cannot ensure that existing end-user customers will not purchase storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from Dot Hill.

DOT HILL'S INTERNATIONAL BUSINESS ACTIVITIES SUBJECT IT TO RISKS THAT COULD ADVERSELY AFFECT ITS BUSINESS AND OPERATING RESULTS.

    Dot Hill's international sales represented approximately 20% of net revenues for the year ended December 31, 2000 and the Company currently has sales offices in Japan, France, the United Kingdom, and the Netherlands. Dot Hill believes that continued growth and profitability will require expansion of international operations, particularly in Europe and the Pacific Rim. As a result of this expansion of international operations, the Company will incur additional expenditures for facility expenses, personnel, and other related operating expenses. The Company's international operations are subject to a variety of risks associated with conducting business internationally, including the following, any of which could have a material adverse effect on the Company's business, operating results and financial condition:

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

    A portion of the Company's international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar will cause currency transaction gains and losses, which Dot Hill has experienced in the past and continues to experience. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has not previously undertaken hedging transactions to cover its currency exposure nor does it intend to engage in hedging activities in the future.

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

DOT HILL'S LACK OF INTELLECTUAL PROPERTY PROTECTION AND CLAIMS OF PATENT INFRINGEMENT MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULT AND FINANCIAL CONDITION.

    Dot Hill's success depends significantly upon its proprietary technology. The Company has limited patent protection for its products and has attempted to protect its intellectual property rights primarily through copyrights, trade secrets, nondisclosure agreements and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which affords only limited protection. The Company generally enters into confidentiality agreements with its employees and with key third parties. As of December 31, 2000, the Company was awarded a total of seven U.S. patents covering certain elements of its products. The Company does not have any patents pending or current plans to seek additional patents at this time. It is unlikely that the seven aforementioned patents will provide the Company with competitive advantages or will not be challenged by third parties.

    The patents of others may have a material adverse effect on the Company's ability to do business. The Company expects that competitors in the storage system market increasingly will be subject to infringement claims as the number of products and competitors in the market grows. Although Dot Hill believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. From time to time, the Company receives letters from patent owners that indicate a possible infringement and request to explore a licensing relationship. In 1999, the Company received two such letters, one of which is being actively pursued by the sender. The Company is in the process of negotiating a licensing agreement with the sender of the letter, which may have a material impact on the Company's future financial results. If a licensing agreement is not secured, the sender will likely file a formal claim of patent infringement. If such inquiries result in the lodging of formal claims, the Company will evaluate such claims as they relate to its products and, if appropriate, may seek licenses to use the protected technology. There can be no assurance that the Company will be able to obtain licenses to use such technology or that licenses could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, Dot Hill could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

    The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. Recently, the Company has applied for registered trademark protection for the marks SANman, SANnet, SANpath, SANscape, Dot Hill and the Dot Hill logo. The Company claims common law protection for and may seek to register many other marks.

    Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as the laws of the United States. There can be no assurance that Dot Hill's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company.

THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES OWN MORE THAN HALF OF THE COMPANY'S OUTSTANDING SHARES, WHICH COULD PREVENT A CHANGE IN CONTROL OF THE COMPANY, AND ADVERSELY AFFECT DOT HILL'S STOCK PRICE.

    As of March 19, 2001, the Company's executive officers, directors and their affiliates beneficially owned approximately 51% of the Company's outstanding shares of common stock. As a result, these stockholders, if acting together, are able to influence matters requiring approval by the stockholders of the Company, including the election of a majority of the directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. This concentration of ownership may also make it more difficult or expensive for the Company to obtain financing.

    Further, the Company's Certificate of Incorporation, as amended, and Bylaws, as amended, contain a number of provisions that could impede a takeover or change in control of the Company, including but not limited to a classified Board of Directors. If the shareholders adopt various proposals at the next annual meeting of the shareholders scheduled for May 18, 2001, the newly adopted Certificate of Incorporation and Bylaws will contain other provisions that could impede a takeover or change in control of the Company, including but not limited to, the elimination of the stockholders' ability to take action by written consent and limitations on the ability of stockholders to remove a director from office without cause.

    The Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by the Board without stockholder approval.

    Each of the foregoing provisions gives the Board of Directors, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests.

OUR STOCK PRICE IS VOLATILE, WHICH MAY INCREASE THE LIKELIHOOD OF THE COMPANY BECOMING INVOLVED IN EXPENSIVE, TIME-CONSUMING LITIGATION.

    The market price of the Company's common stock has been, and is expected to continue to be, volatile. This volatility may result from a number of factors, including fluctuations in the Company's quarterly revenues and net income, announcements of products by the Company or its competitors, and conditions in the open systems storage market. Also, the stock market has experienced and continues to experience extreme price and volume fluctuations, which have affected the market prices of securities, particularly those of technology companies, and which often have been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in future periods. Stock price volatility may increase the likelihood of the Company becoming involved in expensive, time-consuming litigation.

ITEM 2. PROPERTIES

    Dot Hill's headquarters and ISO 9002 certified manufacturing operations are located in approximately 70,000 square feet of space in Carlsbad, California, including approximately 43,000 square feet of manufacturing space. This facility is leased through December 2001. The Company anticipates that it will extend the lease on this facility. The Company also has a major office in New York City, which consists of approximately 52,000 square-feet of space and is occupied under a long-term lease expiring in 2007. In addition, the Company leases eleven offices throughout the United States, and five offices in Japan, France, the United Kingdom, and the Netherlands. The aggregate rent for the year ended December 31, 2000 for all facilities was approximately $2.1 million. The Company believes that its existing facilities have the capacity to double their current production and therefore are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

    On January 5, 2001, a final settlement in the class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and no appeal was taken from the judgment. Therefore, the action has been finalized.

    The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company's financial condition or operating results.

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

QUARTERLY PERIOD                                                HIGH       LOW
----------------                                              --------   --------
Fiscal year ended December 31, 2000:
  1st Quarter...............................................   $17.19     $4.88
  2nd Quarter...............................................    13.00      5.88
  3rd Quarter...............................................    12.25      6.38
  4th Quarter...............................................     5.00      2.75
Fiscal year ended December 31, 1999:
  1st Quarter...............................................   $ 7.13     $4.00
  2nd Quarter...............................................     6.38      4.50
  3rd Quarter...............................................     8.18      5.00
  4th Quarter...............................................     7.13      4.63

    As of March 19, 2001, there were 6,457 holders of record of the Company's common stock.

    The Company has never paid any cash dividends on its common stock, and currently intends to retain future earnings, if any, to fund the development and growth of its business. The Company does not anticipate paying any cash dividends in the foreseeable future.

    The last sales price for the Company's common stock, as reported by the New York Stock Exchange on March 19, 2001 was $3.99 per share.

    During the period covered by this Annual Report on Form 10-K, the Company did not issue or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The accompanying financial statements of Dot Hill have been retroactively restated to reflect the Merger of Box Hill and Artecon, which was accounted for as a pooling of interests. The following selected financial information (except for the pro forma 1996 and certain pro forma 1997 information) with respect to these consolidated financial statements has been derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Company's financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. As a result of changing Artecon's fiscal year-end from March 31 to conform with the Company's December 31 year-end, Artecon's results of operations for the three months ended March 31, 1999 are identical in the combined results of operations for both the years ended December 31, 1999 and 1998 and are reflected as an adjustment in the consolidated statements of shareholders' equity for the year ended December 31, 1999. Artecon's total revenue and net income for this period were $18.3 million and $1.7 million, respectively. Artecon's cash flows used in operating, investing, and financing activities for this period were $2.6 million, $39,000 and $1.8 million, respectively.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998     1997 (1)     1996
                                            --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenue...............................  $121,197   $124,216   $168,355   $136,684   $105,344
                                            ========   ========   ========   ========   ========
Gross margin..............................  $ 43,467   $ 37,604   $ 58,591   $ 40,211   $ 29,925
Operating expenses:
Sales and marketing.......................    31,747     24,204     34,839     18,121     12,968
Engineering and product development.......     8,798      7,401      9,946      5,523      4,463
General and administrative................     6,891     10,837      9,981      7,049      4,011
Shareholder officers' compensation........        --         --      1,275      7,538      6,347
Impairment of intangible assets...........        --      1,224        867         --         --
Merger and restructuring expenses.........        --      7,392      1,404         --         --
Acquired in-process research and
  development.............................        --         --         --     18,200         --
                                            --------   --------   --------   --------   --------
Operating (loss) income...................  $ (3,969)  $(13,454)  $    279   $(16,220)  $  2,136
                                            ========   ========   ========   ========   ========
Net (loss) income.........................  $   (948)  $ (9,047)  $    584   $(14,230)  $  1,467
                                            ========   ========   ========   ========   ========
Net (loss) income per share (2):
Basic.....................................  $  (0.04)  $  (0.39)  $   0.03   $  (1.06)  $   0.12
                                            ========   ========   ========   ========   ========
Diluted...................................  $  (0.04)  $  (0.39)  $   0.02   $  (1.06)  $   0.10
                                            ========   ========   ========   ========   ========

                                                                    DECEMBER 31,
                                               ------------------------------------------------------
                                                 2000       1999        1998        1997       1996
                                               --------   --------   ----------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $33,653    $47,951     $59,807     $58,194     $1,740
Working capital..............................   54,454     58,946      78,867      74,259     32,510
Total assets.................................  102,879    103,658     127,030     131,162     14,879
Total long-term debt.........................      186        272      11,908      10,484      2,921
Total shareholders' equity...................   73,770     72,823      79,964      78,227     13,866

------------------------

(1) Concurrent with the initial public offering of Box Hill in 1997, the Company terminated its status as an S Corporation. Had the Company been a C Corporation for the entire year, the proforma net loss and net loss per basic and diluted share would have been $15,924 and $1.18, respectively, based on the tax laws in effect during the period. The pro forma information presented in this paragraph is unaudited.

(2) See Note 1 of Notes to Consolidated Financial Statements of Dot Hill Systems Corp. for the years ended December 31, 2000, 1999 and 1998 for an explanation of shares used in computing basic and diluted net (loss) income per share.

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

OVERVIEW

    The Company designs, manufactures, markets and supports high performance data storage systems for the open systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, xSPs, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end-users in certain regions, and to use local distributors in others. The Company focuses on providing storage solutions to high-end customers, primarily in the UNIX, Windows, Linux and Novell environment. The Company's strategy is to leverage its expertise and focus exclusively on storage solutions.

    Effective August 2, 1999, Box Hill Systems Corp. ("Box Hill") and
Artecon, Inc. ("Artecon") completed a Merger in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling-of-interests. The combined company changed its name to Dot Hill Systems Corp. Under the terms of the merger agreement, the Company issued 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of the Company's common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible preferred Series A shares were converted into 719,037 shares of the Company's common stock. The historical financial statements of the Company have been restated to reflect the Merger.

    During fiscal 1997, Artecon and SDI completed a reverse merger whereby SDI acquired Artecon for legal and tax purposes. For financial reporting purposes, the SDI merger was accounted for as an acquisition of SDI by Artecon, and, as such, the historical financial results of Artecon for all years prior to the SDI merger are those of Artecon. The SDI/Artecon combination was accounted for as a purchase and the purchase price included an allocation to goodwill and other intangible assets of $7.4 million. Additionally, in August 1997, Artecon acquired substantially all of the assets and liabilities of Falcon Systems. The acquisition was accounted for as a purchase and the purchase price included an allocation to goodwill and other intangible assets of $638,000.

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

    The Company's manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company's products, with certain of those subassemblies manufactured by independent contractors. The Company's operations are primarily conducted from its facilities in Carlsbad, California. Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

    Competitive pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on the Company's revenue and earnings. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

    The Company markets and distributes its products and services through its direct sales force employed in 11 domestic offices and 5 overseas sales offices located in Japan, France, England and the Netherlands. Domestically, the vast majority of the Company's sales are made directly to end-users. Internationally, the Company teams up with local resellers in certain regions, and sells directly to end-users in other regions. Revenue generated from product sales is recognized upon shipment. Revenue generated from service contracts is recognized ratably over the term of the contract. Operating expenses consist primarily of rent, payroll, commissions, other selling and administrative expenses, and engineering and product development costs, and are recognized in the period incurred.

    The following table sets forth certain items from Dot Hill's consolidated statements of operations as a percentage of net revenue for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31
                                                                 ------------------------------------
                                                                   2000          1999          1998
                                                                 --------      --------      --------
Net revenue................................................       100.0%        100.0%        100.0%
Gross margin...............................................        35.9          30.3          34.8
Operating expenses:
Sales and marketing........................................        26.2          19.5          20.7
Engineering and product development........................         7.3           6.0           5.9
General and administration.................................         5.7           8.7           5.9
Shareholder officers' compensation.........................          --            --            .8
Impairment of intangible assets............................          --           1.0            .5
Merger and restructuring expenses..........................          --           6.0            .8
Operating (loss) income....................................        (3.3)        (10.9)           .2
Net (loss) income..........................................        (0.8)%        (7.3)%          .3%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET REVENUE

    Net revenues reflect the invoiced amounts for products shipped, less reserves for estimated returns and revenue from service contracts. Net revenues for the year ended December 31, 2000 were $121.2 million compared to $124.2 million for the year ended December 31, 1999, a decrease of approximately 2.4%. The decrease in net revenues is primarily attributable to a decrease in sales of legacy products, offset by an increase in the SANnet product line that was introduced in late 1999. Comparisons of the Company's 2000 and 1999 results are difficult due to the significant corporate restructuring that Dot Hill underwent in connection with the Merger. For 2000, sales of the Company's SANnet product line accounted for approximately 25% of net revenues, tape backup for approximately 10% of net revenues, and service for approximately 7% of net revenues; the remaining 58% of net revenues was comprised of legacy disk and RAID solutions and other. For 2000, sales to xSPs, telecommunications, and e-commerce customers aggregated approximately 39% of net revenue, sales to financial and banking customers represented approximately 11% of net revenue, and the remaining 50% of net revenue was comprised of sales to commercial, government and other. Comparable reliable information for both product and market revenue, as a percentage of total revenue for the year ended December 31, 1999 is not available and, accordingly has not been provided.

GROSS MARGIN

    Gross margin for 2000 was $43.5 million, or 35.9% of net revenues, compared to a gross margin of $37.6 million, or 30.3% of net revenues, for 1999. The increase in gross margin as a percentage of net revenues from 2000 to 1999 was primarily attributable to a $5.0 million inventory write-down associated with the Company's product line consolidation and related price reductions implemented during 1999 and increased sales of higher-margin SANnet products during 2000. Excluding inventory write downs of $5.0 million for 1999, gross margin was 34.3% of net revenues for 1999, compared to a gross margin of net revenues of 35.9% for 2000.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses are primarily comprised of salaries, commissions and marketing costs. Sales and marketing expenses increased to $31.7 million for 2000 from $24.2 million for 1999. As a percentage of net revenues, sales and marketing expenses increased to 26.2% for 2000 from 19.5% for 1999. The increase in sales and marketing expenses is primarily attributable to two factors: increased sales compensation expenses related to the increase in sales and support staff and increased sales facilities costs related to opening four additional sales offices during 2000.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

    Engineering and product development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Engineering and product development expenses increased to $8.8 million for 2000 compared to $7.4 million for 1999. As a percentage of net revenues, engineering and product development expenses increased to 7.3% for 2000 compared to 6.0% for 1999. The increase in engineering and product development expenses is primarily attributable to an increase in prototype and test equipment expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses are comprised primarily of compensation and overhead costs associated with Dot Hill's finance and administrative staff. General and administrative expenses, including shareholder officers' compensation, for 2000 were $6.9 million, or 5.7% of net revenues, compared to $10.8 million, or 8.7% of net revenues, for 1999. General and administrative expenses for 2000 include a one-time severance and compensation payment of approximately $560,000. The decrease in general and administrative expenses in 2000 is primarily attributable to the efficiencies gained from consolidating Box Hill and Artecon's administrative operations, partially offset by the severance and compensation payment recorded in 2000.

MERGER AND RESTRUCTURING EXPENSES AND IMPAIRMENT OF INTANGIBLE ASSETS

    During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger, as follows (in thousands):

Inventory write-downs, reported with cost of goods sold.....  $ 5,033
Professional fees...........................................    4,029
License termination.........................................    1,000
Employee termination costs..................................    1,100
Write-down of intangibles...................................      937
Facility closures and related costs.........................      647
Other integration costs.....................................      616
                                                              -------
  Total.....................................................  $13,362
                                                              =======

    Management's restructuring and integration plan relates primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible asset write-downs of $5.0 million and $937,000, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1.0 million. Additionally, management's plan included consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1.1 million, consisting primarily of severance payments for 38 employees, facility closure costs of $647,000 and other integration costs of $616,000. The Company completed the plan during the fourth quarter of 1999. The following is a summary of the major components of the accrued merger costs utilized during 1999 and 2000 and the balance as of December 31, 1999 and 2000 (in thousands):

                                                                                                  ACCRUED
                                                                     ACCRUED                   RESTRUCTURING
                                                      AMOUNT      RESTRUCTURING      AMOUNT      COSTS AT
                                     RESTRUCTURING   UTILIZED       COSTS AT        UTILIZED   DECEMBER 31,
                                         COSTS       IN 1999    DECEMBER 31, 1999   IN 2000        2000
                                     -------------   --------   -----------------   --------   -------------
Professional services..............     $4,029       $(4,029)        $   --         $    --        $ --
License termination................      1,000        (1,000)            --              --          --
Employee termination costs.........      1,100          (620)           480            (480)         --
Facility closures and related
  costs............................        647          (125)           522            (522)         --
Other integration costs............        616          (526)            90             (90)         --
                                        ------       -------         ------         -------        ----
Total..............................     $7,392       $ 6,300         $1,092         $(1,092)       $ --
                                        ======       =======         ======         =======        ====

    The Company believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the Merger and restructuring charge.

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

    Employee termination costs consisted primarily of severance payments for 43 employees, all of whom were terminated as of December 31, 1998. The majority of the employees terminated were employed at the engineering facility in Milpitas, California, and at various domestic sales and service locations. Inventory write-downs and the tooling write-off primarily related to the discontinuance of certain low-volume and low-profit product lines. Of the total restructuring charge associated with the inventory write-downs, $403,000 has been included as a separate component of cost of goods sold in the accompanying consolidated statement of operations and comprehensive operations for the year ended
December 31, 1998. Facility closures and related expenses consisted of lease termination costs and the write-off of certain property and equipment, which was disposed of in connection with the closures. All of the restructuring charges were utilized during 1998 and 1999.

    In connection with the acquisitions of Falcon and SDI, Artecon allocated $420,000 and $1.6 million, respectively, to an assembled workforce intangible asset. Artecon recorded an impairment of these intangible assets of $300,000 during the year ended December 31, 1998, which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with restructuring activities. Furthermore, as a result of significant attrition and terminations of employees, which were the basis for the assembled workforce valuation, Artecon recognized additional amortization of $287,000 during 1999 based on the attrition and termination of specific additional employees who were the basis for the valuation of the assembled workforce intangible asset.

    In connection with the merger with SDI, Artecon recorded a reserve for acquisition-related costs of $6.6 million, of which $661,000 was outstanding at December 31, 1998. All of the acquisition-related costs were included in the purchase price allocation performed during 1997. The major components of the reserve and the reconciliation of the accrual activity during 1999 and 2000 were as follows (in thousands):

                               ACCRUED MERGER     AMOUNTS     ACCRUED MERGER     AMOUNTS     ACCRUED MERGER
                                  COSTS AT        UTILIZED       COSTS AT        UTILIZED       COSTS AT
                              DECEMBER 31, 1998   IN 1999    DECEMBER 31, 1999   IN 2000    DECEMBER 31, 2000
                              -----------------   --------   -----------------   --------   -----------------
Employee termination costs
  (80 employees)............        $162           $(162)          $ --           $  --         $      --
Professional service fees...         316              --            316            (316)               --
Other costs.................         183            (117)            66             (66)               --
                                    ----           -----           ----           -----         ---------
Total.......................        $661           $(279)          $382           $(382)        $      --
                                    ====           =====           ====           =====         =========

    The Company believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI merger.

OTHER INCOME

    Total other income is comprised of interest income earned on the Company's cash and cash equivalents, and other miscellaneous income and expense items. Other income increased $1.4 million for 2000 to $2.8 million compared to $1.4 million for 1999. The increase in other income is attributable to three factors: reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999; cash being invested in taxable securities yielding a higher interest rate than the tax-exempt securities where the majority of the cash balance was previously invested; and other income recorded as a result of a settlement reached with a vendor.

INCOME TAXES

    The Company's effective income tax rate was (16.8)% for the year ended December 31, 2000 compared to (24.8)% for the comparable 1999 period. The 2000 effective income tax rate reflects federal, state and local income tax benefits, partially offset by permanent items, primarily a valuation allowance provided for deferred income tax assets, foreign income taxes and non-deductible business expenses.

    As of December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $29.5 million and $20.9 million, respectively, which will begin to expire in 2009 and 2001, respectively. In addition, the Company has federal income tax credit carryforwards of approximately $1.4 million, of which $136,000 can be carried forward indefinitely to offset future taxable income, and the remaining $1.3 million will begin to expire in 2008. The Company also has state income tax credit carryforwards of approximately $1.1 million, of which $1.0 million can be carried forward indefinitely to offset future taxable income, and the remaining $78,000 will begin to expire in 2006.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUE

    Net revenues reflect the invoiced amounts for products shipped, less reserves for estimated returns and revenue from service contracts. Net revenues for the year ended December 31, 1999 were $124.2 million compared to $168.4 million for the year ended December 31, 1998, a decrease of approximately 26.2%. The decrease in net revenues is primarily attributable to a decrease in the volume of sales, coupled with price reductions. Comparisons of the Company's 1999 and 1998 results are difficult due to the significant corporate restructuring that the Company and Artecon have undergone over the last several years, as a result of the Merger, and Artecon's acquisition of Storage Dimensions in March 1998 and of Falcon in August 1997. The decrease in net revenue was due in part to the Company's focus on the Merger and integration and restructuring issues, efforts to merge the sales and product lines of Artecon and Box Hill, and the unwillingness of certain customers to purchase storage products due to Year 2000 concerns. For 1999, sales of SCSI-based solutions were 64% of revenues, sales of backup solutions were 15% of revenues, services were 10% of revenues, and sales of other products and services were approximately 11% of revenues.

GROSS MARGIN

    Gross margin for 1999 was $37.6 million, or 30.3% of net revenues, compared to a gross margin of $58.6 million, or 34.8% of net revenues, for 1998. The decrease in gross margin as a percentage of net revenues from 1998 to 1999 was primarily attributable to a $5.0 million inventory write-down associated with the Company's product line consolidation and related price reductions. Excluding inventory write downs of $5.0 million and $403,000 for 1999 and 1998, respectively, gross margin was 34.3% of net revenues for 1999 compared to 35.0% of net revenues for 1998.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses are comprised primarily of salaries, commissions and marketing costs. Sales and marketing expenses decreased to $24.2 million for 1999 from $34.8 million for 1998. The decrease in sales and marketing expenses was primarily due to a reduction of the direct sales force and field service staff as a result of Artecon's restructuring and operational consolidations, which took place during fiscal 1998 after Artecon's merger with Storage Dimensions. As a percentage of net revenues, sales and marketing expenses decreased to 19.5% for 1999 from 20.7% for 1998, primarily as a result of the reductions in personnel noted above.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES

    Engineering and product development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Engineering and product development expenses decreased to $7.4 million for 1999 compared to $9.9 million for 1998. The decrease in research and development expenses is primarily attributable to Artecon's restructuring and operational consolidations during fiscal 1998. As a percentage of net revenues, engineering and product development expenses increased slightly to 6.0% for 1999 compared to 5.9% for 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses are comprised primarily of compensation and overhead costs associated with Dot Hill's finance and administrative staff. General and administrative expenses, including shareholder officers' compensation, for 1999 were $10.8 million, or 8.7% of net revenues, compared to $11.3 million, or 6.7% of net revenues, for 1998. The decrease in general and administrative expenses is primarily attributable to the restructuring and operational consolidation, which took place in 1998 after Artecon's merger with Storage Dimensions and at Dot Hill after the Merger.

MERGER AND RESTRUCTURING EXPENSES AND IMPAIRMENT OF INTANGIBLE ASSETS

    See "Item 7, Results of Operations, Year Ended December 31, 2000 Compared to Year Ended December 31, 1999, Merger and Restructuring Expenses and Impairment of Intangible Assets."

OTHER INCOME

    Total other income is comprised of interest income earned on the Company's cash and cash equivalents, the majority of which is exempt from federal income taxes, and interest expense and other miscellaneous income and expense items. Total other income for 1999 was $1.4 million compared to $1.3 million for 1998. The increase in total other income was primarily attributable to a reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999.

INCOME TAXES

    The Company's effective income tax rate was (24.8)% for the year ended December 31, 1999 compared to 62.7% for the comparable 1998 period. The 1999 effective income tax rate reflects federal, state and local income tax benefits, partially offset by non-deductible permanent items, primarily merger and restructuring costs. The effect of state and local taxes was 54.6% of net income during the 1998 period as a result of the various jurisdictions in which the Company's taxable income was earned.

    As of December 31, 1999 and 1998, the Company had federal and state net operating loss carryforwards of approximately $20.4 million and $10.2 million, which begin to expire in the years ending 2009 and 2001, respectively. The Company also has federal and state tax credit carryforwards of approximately $1.2 million and $774,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, the Company had $33.7 million of cash and cash equivalents. As of December 31, 2000, working capital was $54.5 million.

    For the year ended December 31, 2000, cash used in operating activities was $12.9 million compared to cash used in operating activities of $747,000 for the same period in 1999. The increase in net cash used by operating activities is primarily attributable to a $11.8 million increase in inventory, the majority of which is inventory required to support the SANnet product line, increases in evaluation and demonstration equipment and increases in customer service inventory.

    Cash provided by investing activities in 2000 was $299,000 compared to cash used in investing activities of $896,000 for the same period in 1999 as a result of a $3.5 million sale of short-term investments offset by $3.2 million for purchases of property and equipment.

    Cash provided by financing activities was $1.8 million for 2000 from exercises of stock options under the Company's 2000 Stock Incentive Plan and the Company's 2000 Employee Stock Purchase Plan.

    The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million yen (approximately US $305,000 at December 31, 2000) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of December 31, 2000, the total amount outstanding under the two credit lines was 21 million yen (approximately US $186,000 at December 31, 2000).

    On February 6, 2001, the Company entered into an agreement with a commercial bank (the "Line of Credit"), which provides for borrowings up to $15 million under a two-year revolving line of credit. Borrowings under the facility are collateralized by a pledge of the Company's deposits held at the bank. The Line of Credit incurs interest at the bank's prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity.

    In May 1998, Artecon entered into a revolving credit facility with LaSalle National Bank, which permitted borrowings of up to $15,000,000. Subsequent to the Merger on August 2, 1999, the Company repaid all outstanding debt of approximately $11.0 million due under this credit facility.

    In August 1997, prior to the Merger, Artecon acquired Falcon Systems for $3.5 million. That purchase price included $1.0 million in cash and a promissory note in the original principal amount of $1.3 million, which was later amended by Artecon and Falcon to $750,000 (the "Artecon Note"). Concurrently, Falcon transferred the Falcon Technology to Founding Partners, a California general partnership ("Founding Partners"), in exchange for a promissory note with a principal amount of $1.8 million (the "Founding Partners Note"). Dana Kammersgard, James Lambert and W.R. Sauey, each of whom is an executive officer and/or director of the Company, were the general partners of Founding Partners. Founding Partners was considered a "special purpose entity" and, accordingly, has been consolidated with the Company for financial reporting purposes. The purchase price of Falcon consisted of $10.2 million for other assets acquired, $638,000 for goodwill and other tangible assets, $14.1 million for liabilities assumed and in-process research and development expenses of $3.7 million, which had no future alternative use, based on management assumptions. Under the terms of the Artecon Note and the Founding Partners Note (collectively, the "Notes"), Artecon and Founding Partners were required to make monthly payments to Falcon of $15,935 and $37,182, respectively, through August 2002. Each of the Notes bore interest at the rate of 10% per annum. After the Merger in August 1999, the Company paid all outstanding debt of approximately $505,000 on these Notes to Founding Partners. On December 27, 1999, Founding Partners was dissolved.

    As of December 31, 2000, the Company's future commitments under its operating leases totaled approximately $8.1 million.

    On January 5, 2001, a final settlement in the class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and no appeal was taken from the judgment. Therefore, the action has been finalized.

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

    The Company presently expects cash and cash equivalents, cash generated from operations, and amounts available under the Line of Credit are sufficient to meet its operating and capital requirements for at least the next twelve months. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. The actual amount and timing of working capital and capital expenditures that Dot Hill may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

SUBSEQUENT EVENT

    On March 20, 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions are designed to enable the Company to reduce its breakeven point in light of current economic uncertainties. The cost reduction efforts will result in a charge for severance and restructuring costs. The Company also anticipates a related increase in its deferred income tax asset valuation allowance. The Company is still analyzing the impact of this situation; accordingly, no estimate of its impact on the Company's financial statements has been made.

THE EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. These countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. These countries will issue sovereign debt exclusively in euro and will re-denominate outstanding sovereign debt. Effective on this date, these countries will no longer control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

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

    Two countries that will convert to the euro, the Netherlands and France, generated revenue of approximately $8.4 million and $703,000, respectively, or a combined 7.5% of Dot Hill's total revenue for 2000. Based on this percentage of revenue generated from these two countries, Dot Hill does not anticipate that this conversion of the euro will have a significant impact on its financial statements. The Company is continuing to evaluate the impact this conversion will have on its operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000, and the adoption of SAB 101 did not have a material impact on the Company's financial condition or operating results.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. FIN 44 is an interpretation of Accounting Principals Board Opinion No. 25("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of an employee for the purposes of applying APB 25, the criteria for determining whether a plan qualifies as non-compensatory and the accounting consequences of modifications to the terms of previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or operating results for the year ended December 31, 2000.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, which is effective for the Company on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently invest in derivative instruments and does not presently engage in nor does it intend to engage in hedging activities. Adoption of SFAS 133 did not have a material impact on the Company's financial statements as of January 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and to maintain liquidity to meet projected cash requirements. Accordingly, the Company invests in instruments such as money market funds, certificates of deposit, U.S.

Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in the Company's investment policy guidelines. The Company's investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instruments. The Company does not currently use derivative financial instruments in its investment portfolio. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not expect to incur any material losses with respect to its investment portfolio.

    The following table provides information about the Company's investment portfolio at December 31, 2000 and 1999. For investment securities, the table presents carrying value at December 31, and related weighted average interest rates by expected maturity dates.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash equivalents............................................  $25,773    $39,923
Average interest rate.......................................      4.2%       3.3%
Short-term investments......................................       --    $ 3,500
Average interest rate.......................................       --        3.6%
Total portfolio.............................................  $25,773    $43,423
Average interest rate.......................................      4.2%       3.3%

    The Company considers the carrying value of its investment securities to approximate their fair value due to the relatively short period of time between origination of the investments and their expected realization. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

    The Company's lines of credit with a Japanese bank are at fixed interest rates, therefore, the Company does not have any interest rate risk exposure on this debt. As of February 2, 2001, the Company entered into a line of credit agreement, which incurs interest at a variable rate. The Company does not currently have any borrowings on this line, however, if the Company were to borrow funds under this line of credit, the Company would be exposed to interest rate risk on this debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference from pages F-1 through F-29 of this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Some of the information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting (the "Proxy Statement") under the headings "Proposal 1" and "Section 16(a) Beneficial Ownership Reporting Compliance." Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant at December 31, 2000."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

(1) Financial statements:

    The consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998, together with notes thereto.

(2) Financial statement schedules required to be filed by Item 8 of this Form:

    Schedule II--Valuation and Qualifying Accounts.

    All other schedules have been omitted from this annual report because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
          3.1           Amended and Restated Certificate of Incorporation of the
                        Company. (3)

          3.2           Amended and Restated By-laws of the Company.(1)

          4.1           Form of Common Stock certificate of the Company.(1)

          9.1           Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms.
                        Turchin and Mr. Mays.(1)

         10.1 Compensation Plan and agreement between the Company and Philip Black.(1)

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         10.2           Employment Agreement between the Company and Carol
                        Turchin.(1)

         10.3           Employment Agreement between the Company and Benjamin
                        Monderer.(1)

         10.4           Employment Agreement between the Company and Mark Mays.(1)

         10.5           License Agreement with Emulex Corporation.(1)

         10.6           Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New
                        York City.(1)

         10.7           Lease Modification Agreement.(2)

         10.8           1999 Compensation Plan and Agreement between the Company and
                        Philip Black.(2)

         10.9 Separation letter agreement dated October 13, 1999 between the Company and Elizabeth Strong. (3)

        10.10           Employment letter agreement dated August 2, 1999 between the
                        Company and James L. Lambert. (3)

        10.11           Employment letter agreement dated August 2, 1999 between the
                        Company and Dana W. Kammersgard. (3)

        10.12           Employment offer letter dated November 12, 1999 between the
                        Company and Preston Romm. (3)

        10.13 Amendment dated August 2, 1999 to compensation plan and agreement between the Company and Philip Black.(3)

        10.14           Employment letter agreement dated August 2, 1999 between the
                        Company and Benjamin Monderer.(3)

        10.15           2000 Amended and Restated Equity Incentive Plan. (4)

        10.16           Form of Stock Option Agreement (Incentive and Nonstatutory
                        Stock Options) used in connection with the 2000 Amended and
                        Restated Equity Incentive Plan. (4)

        10.17 Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan. (4)

        10.18           2000 Amended and Restated Employee Stock Purchase Plan. (4)
                        10.19 2000 Non-Employee Directors' Stock Option Plan. (5)

        10.20 Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan. (5)

        10.21           Voluntary Resignation Agreement dated December 31, 1999
                        between the Registrant and Carol Turchin. (6)

        10.22           Letter Agreement of Termination of Employment dated August
                        30, 2000 between the Registrant and Philip Black

        10.23           Credit Agreement dated February 6, 2001 among the
                        Registrant, Silicon Alley Management, Inc. ("Silicon Alley)
                        and Wells Fargo Bank, National Association ("Wells Fargo").

        10.24           Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley to Wells Fargo.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.25           Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley in favor of Wells Fargo.

        10.26 2001 Executive Compensation Plan for James L. Lambert, effective January 1, 2001.

        10.27 2001 Executive Compensation Plan for Benjamin Monderer, effective January 1, 2001.

        10.28 2001 Executive Compensation Plan for Dana K. Kammersgard, effective January 1, 2001.

        10.29           2001 Executive Compensation Plan for Preston Romm, effective
                        January 1, 2001.

        10.30           2001 Executive Compensation Plan for Mark Mays, effective
                        January 1, 2001.

        10.31           Employment letter agreement dated August 2, 1999 between the
                        Company and Mark Mays.

         23.1           Consent of Deloitte & Touche LLP.

         23.2           Consent of Arthur Andersen LLP.

         24.1           Power of Attorney. Reference is made to page 42.

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-31873) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended

    December 31, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

    (b) Reports on Form 8-K:

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DOT HILL SYSTEMS CORP.
                                                       (Registrant)

                                                       By:             /s/ JAMES L. LAMBERT
                                                            -----------------------------------------
                                                                         James L. Lambert
                                                                    (CHIEF EXECUTIVE OFFICER)

                                                       Date: March 30, 2001

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Lambert and Preston Romm, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       Chief Executive Officer,
                /s/ JAMES L. LAMBERT                     President, Chief Operating
     -------------------------------------------         Officer and Director          March 30, 2001
                  James L. Lambert                       (Principal Executive
                                                         Officer)

                                                       Chief Financial Officer and
                  /s/ PRESTON ROMM                       Treasurer (Principal
     -------------------------------------------         Financial and Accounting      March 30, 2001
                    Preston Romm                         Officer)

                 /s/ CHARLES CHRIST
     -------------------------------------------       Chairman of the Board of        March 30, 2001
                   Charles Christ                        Directors

                  /s/ CAROL TURCHIN
     -------------------------------------------       Vice Chairman of the Board of   March 30, 2001
                    Carol Turchin                        Directors

                /s/ BENJAMIN MONDERER                  Executive Vice President of
     -------------------------------------------         Strategic Development and     March 30, 2001
                  Benjamin Monderer                      Director

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                /s/ BENJAMIN BRUSSELL
     -------------------------------------------       Director                        March 30, 2001
                  Benjamin Brussell

               /s/ NORMAN R. FARQUHAR
     -------------------------------------------       Director                        March 30, 2001
                 Norman R. Farquhar

               /s/ DR. CHONG SUP PARK
     -------------------------------------------       Director                        March 30, 2001
                 Dr. Chong Sup Park

                   /s/ W.R. SAUEY
     -------------------------------------------       Director                        March 30, 2001
                     W.R. Sauey

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
          3.1           Amended and Restated Certificate of Incorporation of the
                        Company. (3)

          3.2           Amended and Restated By-laws of the Company.(1)

          4.1           Form of Common Stock certificate of the Company.(1)

          9.1           Voting Agreement dated July 31, 1997 among Dr. Monderer, Ms.
                        Turchin and Mr. Mays.(1)

         10.1 Compensation Plan and agreement between the Company and Philip Black.(1)

         10.2           Employment Agreement between the Company and Carol
                        Turchin.(1)

         10.3           Employment Agreement between the Company and Benjamin
                        Monderer.(1)

         10.4           Employment Agreement between the Company and Mark Mays.(1)

         10.5           License Agreement with Emulex Corporation.(1)

         10.6           Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Company's facilities in New
                        York City.(1)

         10.7           Lease Modification Agreement.(2)

         10.8           1999 Compensation Plan and Agreement between the Company and
                        Philip Black.(2)

         10.9 Separation letter agreement dated October 13, 1999 between the Company and Elizabeth Strong. (3)

        10.10           Employment letter agreement dated August 2, 1999 between the
                        Company and James L. Lambert. (3)

        10.11           Employment letter agreement dated August 2, 1999 between the
                        Company and Dana W. Kammersgard. (3)

        10.12           Employment offer letter dated November 12, 1999 between the
                        Company and Preston Romm. (3)

        10.13 Amendment dated August 2, 1999 to compensation plan and agreement between the Company and Philip Black.(3)

        10.14           Employment letter agreement dated August 2, 1999 between the
                        Company and Benjamin Monderer.(3)

        10.15           2000 Amended and Restated Equity Incentive Plan. (4)

        10.16           Form of Stock Option Agreement (Incentive and Nonstatutory
                        Stock Options) used in connection with the 2000 Amended and
                        Restated Equity Incentive Plan. (4)

        10.17 Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan. (4)

        10.18           2000 Amended and Restated Employee Stock Purchase Plan. (4)
                        10.19 2000 Non-Employee Directors' Stock Option Plan. (5)

        10.20 Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan. (5)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.21           Voluntary Resignation Agreement dated December 31, 1999
                        between the Registrant and Carol Turchin. (6)

        10.22           Letter Agreement of Termination of Employment dated August
                        30, 2000 between the Registrant and Philip Black

        10.23           Credit Agreement dated February 6, 2001 among the
                        Registrant, Silicon Alley Management, Inc. ("Silicon Alley)
                        and Wells Fargo Bank, National Association ("Wells Fargo").

        10.24           Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley to Wells Fargo.

        10.25           Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley in favor of Wells Fargo.

        10.26 2001 Executive Compensation Plan for James L. Lambert, effective January 1, 2001.

        10.27 2001 Executive Compensation Plan for Benjamin Monderer, effective January 1, 2001.

        10.28 2001 Executive Compensation Plan for Dana K. Kammersgard, effective January 1, 2001.

        10.29           2001 Executive Compensation Plan for Preston Romm, effective
                        January 1, 2001.

        10.30           2001 Executive Compensation Plan for Mark Mays, effective
                        January 1, 2001.

        10.31           Employment letter agreement dated August 2, 1999 between the
                        Company and Mark Mays.

         23.1           Consent of Deloitte & Touche LLP.

         23.2           Consent of Arthur Andersen LLP.

         24.1           Power of Attorney. Reference is made to page 42.

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-31873) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended

    December 31, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
INDEPENDENT AUDITORS' REPORT................................    F-2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................    F-3
INDEPENDENT AUDITORS' REPORT................................    F-4
FINANCIAL STATEMENTS:
  Consolidated balance sheets as of December 31, 2000 and
    1999....................................................    F-5
  Consolidated statements of operations and comprehensive
    operations for the years ended December 31, 2000, 1999
    and 1998................................................    F-6
  Consolidated statements of shareholders' equity for the
    years ended December 31, 2000, 1999 and 1998............    F-7
  Consolidated statements of cash flows for the years ended
    December 31, 2000, 1999 and 1998........................    F-8
  Notes to consolidated financial statements for the years
    ended December 31, 2000, 1999 and 1998..................    F-9
  Independent Auditors' Report..............................    S-1
  Report of Independent Public Accountants..................    S-2
  Schedule II--Valuation and Qualifying Accounts............    S-3

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dot Hill Systems Corp.:

    We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
January 24, 2001 (March 20, 2001 as to the subsequent events in Notes 8 and 17)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dot Hill Systems Corp.:

    We have audited the accompanying consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows of Dot Hill Systems Corp. (formerly Box Hill Systems Corp., a New York Corporation) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Artecon, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in
Note 1, for the year ended March 31, 1999. Such statements are included in the consolidated financial statements of Dot Hill Systems Corp. and reflect total revenue of 57%, in fiscal 1998 of the consolidated total. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Artecon, Inc., is based solely on the report of the other auditors.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dot Hill Systems Corp. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
August 2, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Artecon, Inc.:

    We have audited the consolidated statements of operations and comprehensive operations, shareholders' equity, and cash flows of Artecon, Inc., and subsidiaries (the "Company") for the year ended March 31, 1999 (none of which are presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Artecon, Inc. and subsidiaries for the year ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP
San Diego, California
May 5, 1999

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 33,653   $ 44,451
Short-term investments......................................        --      3,500
Accounts receivable, net of allowance of $1,593 and
  $1,727....................................................    19,341     20,403
Inventories.................................................    24,109     12,279
Prepaid expenses and other..................................     1,948      2,503
Deferred income taxes.......................................     4,067      5,879
                                                              --------   --------
  Total current assets......................................    83,118     89,015
PROPERTY AND EQUIPMENT, net.................................     4,814      2,675
OTHER ASSETS................................................        94         46
GOODWILL, net...............................................       448        554
OTHER INTANGIBLE ASSETS, net................................        49        258
DEFERRED INCOME TAXES.......................................    14,356     11,110
                                                              --------   --------
                                                              $102,879   $103,658
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 17,803   $ 15,094
Accrued compensation........................................     2,748      2,120
Accrued expenses............................................     1,858      4,524
Merger and restructuring accrual............................        --      1,474
Customer deposits...........................................        --      1,692
Deferred revenue............................................     2,866      3,626
Income taxes payable........................................     3,389      1,539
                                                              --------   --------
  Total current liabilities.................................    28,664     30,069
BORROWINGS UNDER LINES OF CREDIT............................       186        272
DEFERRED RENT AND OTHER LONG-TERM LIABILITIES...............       259        494
                                                              --------   --------
  Total liabilities.........................................    29,109     30,835
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized,
  none issued...............................................        --         --
Common stock, $.01 par value, 40,000 shares authorized,
  24,608 and 23,888 shares issued and outstanding...........       246        239
Additional paid-in capital..................................    99,026     97,137
Accumulated other comprehensive loss........................      (216)      (215)
Accumulated deficit.........................................   (25,286)   (24,338)
                                                              --------   --------
  Total shareholders' equity................................    73,770     72,823
                                                              --------   --------
                                                              $102,879   $103,658
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                2000       1999       1998
                                                              --------   --------   --------
NET REVENUE.................................................  $121,197   $124,216   $168,355
COST OF GOODS SOLD..........................................    77,730     81,579    109,361
INVENTORY WRITE-DOWN........................................        --      5,033        403
                                                              --------   --------   --------
GROSS MARGIN................................................    43,467     37,604     58,591
                                                              --------   --------   --------
OPERATING EXPENSES:
Sales and marketing.........................................    31,747     24,204     34,839
Engineering and product development.........................     8,798      7,401      9,946
General and administrative..................................     6,891     10,837      9,981
Shareholder officers' compensation..........................        --         --      1,275
Impairment of intangible assets.............................        --      1,224        867
Merger and restructuring expenses...........................        --      7,392      1,404
                                                              --------   --------   --------
Total operating expenses....................................    47,436     51,058     58,312
                                                              --------   --------   --------
OPERATING (LOSS) INCOME.....................................    (3,969)   (13,454)       279
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
Interest income, net........................................     2,096      1,136        906
Other income, net...........................................       739        381        395
Loss on foreign currency transactions, net..................        (6)       (94)       (14)
                                                              --------   --------   --------
  Total other income........................................     2,829      1,423      1,287
                                                              --------   --------   --------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION.........    (1,140)   (12,031)     1,566
INCOME TAX (BENEFIT) PROVISION..............................      (192)    (2,984)       982
                                                              --------   --------   --------
NET (LOSS) INCOME...........................................  $   (948)  $ (9,047)  $    584
                                                              ========   ========   ========
Basic net (loss) income per share...........................  $  (0.04)  $  (0.39)  $   0.03
                                                              ========   ========   ========
Weighted average shares used to calculate basic net (loss)
  income per share..........................................    24,253     23,385     22,903
                                                              ========   ========   ========
Diluted net (loss) income per share.........................  $  (0.04)  $  (0.39)  $   0.02
                                                              ========   ========   ========
Weighted average shares used to calculate diluted net (loss)
  income per share..........................................    24,253     23,385     24,442
                                                              ========   ========   ========
COMPREHENSIVE OPERATIONS:
Net (loss) income...........................................  $   (948)  $ (9,047)  $    584
Foreign currency translation adjustments....................        (1)      (153)        35
                                                              --------   --------   --------
Comprehensive (loss) income.................................  $   (949)  $ (9,200)  $    619
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                CONVERTIBLE
                                PREFERRED A                                           ACCUMULATED      RETAINED
                                  SHARES             COMMON STOCK       ADDITIONAL       OTHER         EARNINGS         TOTAL
                            -------------------   -------------------    PAID-IN     COMPREHENSIVE   (ACCUMULATED   SHAREHOLDERS'
                             SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL         LOSS          DEFICIT)        EQUITY
                            --------   --------   --------   --------   ----------   -------------   ------------   -------------
BALANCE, January 1,
  1998....................    2,494     $   12     22,694     $ 227       $95,660        $ (97)        $(17,575)       $78,227
Acquisition of Box Hill
  Europe..................                              5                      52                                           52
Issuance of common stock
  option to consultant....                                                    213                                          213
Exercise of stock options,
  including tax benefit...                            232         2           506                                          508
Sale of common stock under
  employee stock purchase
  plan....................                             79         1           344                                          345
Foreign currency
  translation
  adjustment..............                                                                  35                              35
Net income................                                                                                  584            584
                             ------     ------     ------     -----       -------        -----         --------        -------
BALANCE, December 31,
  1998....................    2,494         12     23,010       230        96,775          (62)         (16,991)        79,964
Conversion of preferred
  shares..................   (2,494)       (12)       719         7             5                                           --
Exercise of stock options,
  including tax benefit...                            119         1           235                                          236
Sale of common stock under
  employee stock purchase
  plan....................                             40         1           122                                          123
Foreign currency
  translation
  adjustment..............                                                                (153)                           (153)
Net loss..................                                                                               (9,047)        (9,047)
Adjustment to conform
  Artecon to the Company's
  year-end................                                                                                1,700          1,700
                             ------     ------     ------     -----       -------        -----         --------        -------
BALANCE, December 31,
  1999....................       --     $   --     23,888       239        97,137         (215)         (24,338)        72,823
Exercise of stock options,
  including tax benefit...                            687         7         1,709                                        1,716
Sale of common stock under
  employee stock purchase
  plan....................                             33                     180                                          180
Foreign currency
  translation
  adjustment..............                                                                  (1)                             (1)
Net loss..................                                                                                 (948)          (948)
                             ------     ------     ------     -----       -------        -----         --------        -------
BALANCE, December 31,
  2000....................       --     $   --     24,608     $ 246       $99,026        $(216)        $(25,286)       $73,770
                             ======     ======     ======     =====       =======        =====         ========        =======

          See accompanying notes to consolidated financial statements.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $  (948)   $(9,047)   $   584
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities, excluding effect
  from acquisitions:
  Depreciation and amortization.............................    1,401      1,757      4,674
  Asset impairment charges..................................       --        937      1,490
  Provision for doubtful accounts...........................     (134)        70        123
  Deferred income taxes.....................................   (1,434)    (4,681)    (3,627)
  Stock-based compensation expense..........................       --         --        213
  Changes in operating assets and liabilities, net of
    effects from acquisitions:
    Accounts receivable.....................................    1,196      5,359      6,326
    Inventories.............................................  (11,830)     7,485        (59)
    Prepaid expenses and other..............................      483        748     (1,184)
    Prepaid income taxes....................................       --        737       (565)
    Accounts payable........................................    2,709     (4,365)    (2,738)
    Accrued expenses........................................   (2,038)       (46)    (5,243)
    Merger and restructuring accrual........................   (1,474)       220         --
    Customer deposits.......................................   (1,692)      (481)        30
    Deferred revenue........................................     (760)      (216)     1,831
    Income taxes payable....................................    1,850        754       (757)
    Long-term liabilities...................................     (235)        22        120
    Other...................................................       --         --        121
                                                              -------    -------    -------
  Net cash (used in) provided by operating activities.......  (12,906)      (747)     1,339
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (3,201)      (896)    (1,159)
Sales of short-term investments.............................    3,500         --      5,805
                                                              -------    -------    -------
  Net cash provided by (used in) investing activities.......      299       (896)     4,646
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to S corporation shareholders.................       --         --       (227)
Proceeds from exercise of stock options.....................    1,716        236        198
Proceeds from sale of stock to employees....................      180        123        345
Proceeds from bank and other borrowings.....................       --     23,139     48,292
Payments on bank and other borrowings.......................      (86)   (35,258)   (47,210)
                                                              -------    -------    -------
Net cash provided by (used in) financing activities.........    1,810    (11,760)     1,398
                                                              -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (1)      (153)        35
                                                              -------    -------    -------
ADJUSTMENT FOR CHANGE IN ARTECON YEAR-END...................       --      1,700         --
                                                              -------    -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........  (10,798)   (11,856)     7,418
CASH AND CASH EQUIVALENTS, beginning of year................   44,451     56,307     48,889
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS, end of year......................  $33,653    $44,451    $56,307
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest..................................................  $     5    $   642    $   817
                                                              =======    =======    =======
  Income taxes..............................................  $    94    $   129    $ 4,498
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BACKGROUND--Dot Hill Systems Corp. ("Dot Hill" or the "Company") designs, manufactures, markets and supports high performance data storage systems for the open systems computing environment. In the United States, the Company generally employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, internet applications and storage service providers ("xSPs"), e-commerce, multimedia, healthcare, government/ defense and academia. The Company's international strategy is to sell directly to end users, when possible, and to use local distributors. The Company's manufacturing operations consist primarily of assembly and integration of components and subassemblies into the Company's products. The Company's manufacturing, principal engineering and product development, and principal sales and marketing operations are conducted from the Company's Carlsbad, California facility.

    BASIS OF PRESENTATION--On August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for using the pooling-of-interests method. Subsequent to the Merger, the combined Company changed its name to Dot Hill Systems Corp. The accompanying consolidated financial statements set forth a presentation of the Company's financial statements retroactively restated to reflect the combination of Box Hill and Artecon. The historical financial statements of Box Hill for the year ended December 31, 1998 have been combined with the financial statements of Artecon for the year ended March 31, 1999. As a result of changing Artecon's fiscal year-end from March 31 to conform with the Company's
December 31 year-end, Artecon's results of operations for the three months ended March 31, 1999 are included in the combined results of operations for both the years ended December 31, 1999 and 1998, and are reflected as an adjustment in the consolidated statements of shareholders' equity. Artecon's total revenue and net loss for this period was $18.3 million and $1.7 million, respectively. Artecon's cash flows used in operating, investing, and financing activities for this period were $2.6 million, $39,000 and $1.8 million, respectively.

    During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger (Note 5).

    INITIAL PUBLIC OFFERING--Box Hill completed an initial public offering (the "Offering") of its common stock, effective September 16, 1997. The offering consisted of the sale of 5.5 million shares of common stock at an initial public offering price of $15.00, of which 3.3 million shares were issued and sold by Box Hill and 2.2 million shares were sold by individuals who were the only shareholders of Box Hill prior to the Offering. Additionally, 825,000 shares of common stock were purchased from Box Hill at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to Box Hill, after deducting estimated underwriting discounts and offering expenses, were approximately $56.6 million.

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Dot Hill Systems Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    USE OF ACCOUNTING ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. Cash equivalents consist principally of money market mutual funds.

    SHORT-TERM INVESTMENTS--The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Short-term investments have been categorized as available for sale and, as a result, are stated at fair value. Short-term investments are generally comprised of variable rate securities that provide for early redemption within twelve months. Unrealized gains and losses on available for-sale securities are immaterial to the Company's financial statements.

    ACCOUNTS RECEIVABLE--The allowance for doubtful accounts represents management's estimate of potential loss on accounts receivable balances. This estimate is calculated using a percentage based on historical write-offs and recoveries of accounts receivable. In addition, the Company also estimates potential losses for specific accounts.

    INVENTORIES--Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market value.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (two to seven years). Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful life of the asset. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill related to acquisitions is being amortized on a straight-line basis over a period of seven years. Accumulated amortization was $528,000 and $422,000 at December 31, 2000 and 1999, respectively. Other intangible assets related to acquisitions are being amortized on a straight-line basis over two to four years. Accumulated amortization was $1.6 million and $1.4 million at December 31, 2000 and 1999, respectively. Goodwill and other intangible assets are periodically reviewed for events or changes, which may indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of goodwill and other intangible assets utilizing expected future undiscounted cash flows to determine whether or not impairment to such values has occurred. During the years ended December 31, 1999 and 1998, the Company recorded impairments associated with certain intangible assets of $1.2 million and $867,000, respectively. During the year ended December 31, 2000, no impairment was recorded (Note 5).

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Pursuant to SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The Company considers the carrying value of its financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization. The carrying value of the lines of credit

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximate their fair value based on the terms and rates available to the Company for similar instruments.

    LONG-LIVED ASSETS--The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held and used are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets utilizing expected future undiscounted cash flows to determine whether or not an impairment to such value has occurred. During the years ended December 31, 1999 and 1998, the Company recognized an impairment of certain long-lived assets in connection with the Merger and restructuring activities (Note 5). Based on its most recent analysis, the Company believes that no additional impairment exists at December 31, 2000.

    REVENUE RECOGNITION--The Company recognizes revenue on product sales when products are shipped, net of any allowances for estimated product returns. Revenue from maintenance contracts is deferred and recognized on a straight-line basis over the contract term, generally twelve months. The cost of maintenance contracts purchased from third-parties for resale is deferred and recognized as expense over the contract term. At December 31, 2000 and 1999, the balances of deferred costs for purchased maintenance contracts were $917,000 and $968,000, respectively, and the balances are included in prepaid expenses and other assets.

    For product sales that include a software element, the Company applies Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, whereby revenue is recognized from software licenses at the time the product is shipped, provided there are no significant Company obligations related to the sale, the resulting receivable is deemed collectible, and there is vendor-specific objective evidence supporting the value of the separate contract elements. Revenue from software maintenance agreements is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

    PRODUCT WARRANTIES--The Company generally extends to its customers the warranties provided to the Company by its suppliers. The Company provides for the estimated cost that may be incurred for product warranties in the period the related revenue is recognized. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. There can be no assurance that such suppliers will continue to reimburse such costs in the future, which could have a material adverse effect on the Company's operating results and financial condition.

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. For the years ended December 31, 2000, 1999, and 1998, advertising expenses were $1.2 million, $768,000, and $1.3 million, respectively.

    ENGINEERING AND PRODUCT DEVELOPMENT--Engineering and product development costs are expensed as incurred. In conjunction with the development of its products, the Company incurs certain software development costs. No costs have been capitalized pursuant to SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees, using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has adopted the disclosure provisions of SFAS No 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    FOREIGN CURRENCY TRANSLATION--A portion of the Company's international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are included in current period earnings. Where the functional currency of a foreign subsidiary of the Company is the U.S. dollar, inventories, property, plant and equipment, cost of products sold, and depreciation are remeasured from the foreign currency into U.S. dollars at historical exchange rates; all other accounts are translated at current exchange rates, and gains and losses resulting from those remeasurements are included in current period earnings. Where the functional currency of a foreign subsidiary of the Company is the local currency, assets and liabilities are translated into U.S. dollars at year-end exchange rates; revenues and expenses, and gains and losses are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting remeasurement gains and losses are recognized as a component of other comprehensive income. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar will cause currency transaction gains and losses, which the Company has experienced in the past and continues to experience. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. The Company has not previously undertaken hedging transactions to cover its currency exposure nor does it intend to engage in hedging activities in the future.

    INCOME TAXES--The Company accounts for its income taxes under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Measurement of the deferred income tax items is based on enacted tax laws and rates. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred income tax asset, SFAS No. 109 requires an evaluation of the probability the Company will be able to realize the future benefits of such asset. A valuation allowance related to a deferred income tax asset is recorded when it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

    NET INCOME PER SHARE--Basic net income (loss) per share is calculated by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period.

    Diluted net income (loss) per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, in the weighted average number of common shares outstanding during a period, if dilutive.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The table below sets forth the reconciliation of the denominator of the net income (loss) per share calculation for the years ended December 31 (in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Weighted average shares used to calculate basic net income
  (loss) per share..........................................   24,253     23,385     22,903
Conversion of preferred stock...............................       --         --        719
Dilutive effect of stock options............................       --         --        820
                                                               ------     ------     ------
Weighted average shares used to calculate diluted net income
  (loss) per share..........................................   24,253     23,385     24,442
                                                               ======     ======     ======

    As of December 31, 2000, options to purchase 2,767,938 shares of common stock with exercise prices ranging from $0.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

    As of December 31, 1999, options to purchase 2,219,037 shares of common stock with exercise prices ranging from $0.50 to $17.50 per share were outstanding, but were not included in the calculation of dilutive net loss per share because their effect was antidilutive. Additionally, preferred stock convertible into 419,438 shares of common stock (based on the weighted average of such shares under SFAS No. 128) has also been excluded from the calculation of diluted net loss per share because its effect was antidilutive.

    As of December 31, 1998, options to purchase 1,105,007 shares of common stock with exercise prices ranging from $9.50 to $18.13 per share were outstanding, but were not included in the calculation of diluted net income per share for the entire year because the exercise price of the options was greater than the average market price of the common shares.

    RECENT ACCOUNTING PRONOUNCEMENTS--In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000, and the adoption of SAB 101 did not have a material impact on the Company's financial condition or operating results.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, which was effective for the Company as of January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently invest in derivative instruments and does not presently engage in nor does it intend to engage in hedging activities. Consequently, the adoption of SFAS No. 133 did not have a material impact on the Company's financial statements as of January 1, 2001.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. FIN 44 is an interpretation of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Among other matters, FIN 44

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) clarifies the application of APB 25 regarding the definition of an employee for the purposes of applying APB 25, the criteria for determining whether a plan qualifies as non-compensatory and the accounting consequences of modifications to the terms of previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or operating results.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

    STORAGE DIMENSIONS, INC.--During fiscal 1997, Artecon completed a reverse merger into Storage Dimensions, Inc. ("SDI"). Immediately following the merger, SDI changed its name to Artecon. The merger was treated as a purchase of SDI by Artecon for accounting purposes. During the year ended December 31, 1998, Artecon recorded adjustments associated with certain income tax-related matters that existed at the time of the merger with SDI. The amount of the purchase price allocated to goodwill was reduced by approximately $581,000 as a result of these adjustments.

    FALCON SYSTEMS, INC.--During fiscal 1997, Artecon acquired certain net assets of Falcon Systems, Inc. ("Falcon"), a manufacturer and distributor of computer peripheral equipment, in a transaction accounted for as a purchase. In connection with the Falcon acquisition, a partnership was created to purchase certain assets from Falcon, the partners of which were the majority shareholders of the Company. The partnership was considered to be a Special Purpose Entity and, accordingly, was included in the Company's consolidated financial statements from the acquisition date through December 31, 1999. Effective December 31, 1999, the partnership was terminated. The termination of the partnership did not have a material effect on the Company's financial condition or operating results for the year ended December 31, 1999.

3. RISKS AND UNCERTAINTIES

    GENERAL BUSINESS RISKS AND UNCERTAINTIES--The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to differ materially from expectations include, but are not limited to, dependence on new products, dependence on a limited number of suppliers of high quality components, reliance on a limited number of principal customers, concentration of customers in targeted industries, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, competition, competitive pricing, dependence on key personnel, enforcement of the Company's intellectual property rights, intellectual property claims made by third parties upon the Company, dependence on a limited number of production facilities, global economic conditions, the lengthening of sales cycles, and an uneven pattern of quarterly results.

    CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other securities to support customer receivables. A significant portion of the Company's net revenue is derived from sales to customers in the xSPs, telecommunications, and e-commerce industries; and the financial services industries. For the year ended December 31, 2000,

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3. RISKS AND UNCERTAINTIES (CONTINUED)
direct sales to customers in the xSPs, telecommunications, and e-commerce; and financial services industries, as a percentage of net revenues were approximately 39% and 11%, respectively. Direct sales to customers in the telecommunications and financial services industries as a percentage of net revenues were approximately 21% and 18%, respectively, for 1999, and approximately 20% and 27%, respectively, for 1998. For the years ended
December 31, 2000 and 1999, one customer accounted for approximately 17% and 10%, respectively, of total net revenues. For the year ended December 31, 1998, no single customer accounted for greater than 10% of the Company's net revenue.

    CASH CONCENTRATIONS--The Federal Deposit Insurance Corporation ("FDIC") insures a corporation's funds deposited in a bank up to a maximum of $100,000 in the event of a bank failure. The Company's cash held in checking accounts at two commercial banks exceeds the FDIC insured amount by approximately $986,000 and $15,000, respectively. The Company has not experienced any losses in relation to cash in excess of FDIC insurance limits.

    EXPORT SALES--The following table summarizes export sales by geographic region as a percentage of net revenue for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
Europe......................................................    16.6%       9.8%       6.1%
Asia........................................................     1.3        3.8        3.3
Other.......................................................     4.6        2.2        0.7
                                                                ----       ----       ----
Total export sales..........................................    22.5%      15.8%      10.1%
                                                                ====       ====       ====

    DEPENDENCE ON SUPPLIERS--The Company purchases substantially all of its disk drives, a critical component of its storage products, from one supplier. Approximately 14%, 23%, and 22% of the Company's total component purchases were made from this supplier for the years ended December 31, 2000, 1999 and 1998, respectively. The Company resells the products of various third parties including one supplier of tape libraries and other products. During 2000, 1999 and 1998, approximately 12%, 17%, and 15%, respectively, of total purchases were from this supplier.

    There are a limited number of suppliers for certain of the Company's other components. Any shortage of key components, and any delay or other difficulty in obtaining such components from other suppliers and integrating them into the Company's products, or lack of supply from sole source suppliers could have a material adverse effect on the Company's financial condition and operating results.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4. COMPREHENSIVE OPERATIONS

    The Company's accumulated other comprehensive loss balance consists entirely of foreign currency translation adjustments. Changes in the accumulated other comprehensive loss balance for the years ended December 31, 2000, 1999 and 1998 are detailed as follows (in thousands):

Balance, January 1, 1998....................................   $ (97)
Foreign currency translation adjustment.....................      35
                                                               -----
Balance, December 31, 1998..................................     (62)
Foreign currency translation adjustment.....................    (153)
                                                               -----
Balance, December 31, 1999..................................    (215)
Foreign currency translation adjustment.....................      (1)
                                                               -----
Balance, December 31, 2000..................................   $(216)
                                                               =====

5. MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

    During the third quarter of 1999, and in connection with the Merger of Box Hill and Artecon, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger, as follows (in thousands):

Inventory write-downs.......................................  $ 5,033
Professional fees...........................................    4,029
License termination.........................................    1,000
Employee termination costs..................................    1,100
Write-down of intangibles...................................      937
Facility closures and related costs.........................      647
Other integration costs.....................................      616
                                                              -------
  Total.....................................................  $13,362
                                                              =======

    Management's restructuring and integration plan related primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible assets write-downs of $5.0 million and $937,000, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1.0 million. Additionally, management's plan included consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1.1 million, consisting primarily of severance payments for 38 employees, facility closure costs of $647,000 and other integration costs of $616,000. The following is a

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

5. MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED) summary of accrued merger and restructuring cost activity during the year ended December 31, 2000 related to the Merger of Box Hill and Artecon (in thousands):

                                                                                                  ACCRUED
                                                                     ACCRUED                   RESTRUCTURING
                                                      AMOUNT      RESTRUCTURING      AMOUNT      COSTS AT
                                     RESTRUCTURING   UTILIZED       COSTS AT        UTILIZED   DECEMBER 31,
                                         COSTS       IN 1999    DECEMBER 31, 1999   IN 2000        2000
                                     -------------   --------   -----------------   --------   -------------
Professional services..............     $4,029       $(4,029)        $   --         $    --        $ --
License termination................      1,000        (1,000)            --              --          --
Employee termination costs.........      1,100          (620)           480            (480)         --
Facility closures and related
  costs............................        647          (125)           522            (522)         --
Other integration costs............        616          (526)            90             (90)         --
                                        ------       -------         ------         -------        ----
Total..............................     $7,392       $ 6,300         $1,092         $(1,092)       $ --
                                        ======       =======         ======         =======        ====

    The Company believes that there are no unresolved issues or additional liabilities related to the Merger of Box Hill and Artecon.

    In December 1998, Artecon's Board of Directors approved a plan for Artecon to consolidate one of its engineering facilities from Milpitas, California, to Carlsbad, California, to consolidate certain domestic sales and service locations and to eliminate certain product lines and development activities. The Company recorded a pre-tax restructuring charge of $1.8 million to cover the costs associated with these actions. This charge consisted primarily of employee termination costs, inventory write-downs, facility closures and related expenses, an intangible asset impairment and tooling machinery write-offs.

    Employee termination costs consisted primarily of severance payments for 43 employees, all of whom were terminated as of December 31, 1998. The majority of the employees terminated were employed at the engineering facility in Milpitas, California, and at various domestic sales and service locations. Inventory write-downs and the tooling write-off primarily related to the discontinuance of certain low-volume and low-profit product lines. Of the total restructuring charge associated with the inventory write-downs, $403,000 has been included as a separate component of cost of goods sold in the accompanying consolidated statement of operations and comprehensive operations for the year ended
December 31, 1998. Facility closures and related expenses consisted of lease termination costs and the write-off of certain property and equipment, which was disposed of in connection with the closures. All of the restructuring charges were utilized during 1998 and 1999.

    In connection with Artecon's acquisitions of Falcon and SDI during 1997, Artecon allocated $420,000 and $1.6 million, respectively, to an assembled workforce intangible asset. The Company recorded an impairment of these intangible assets of $300,000 during the year ended December 31, 1998, which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with activities that were exited. Furthermore, as a result of significant attrition and terminations of employees, which the Company considered the basis for the assembled workforce valuation, the Company recognized a write-down of the intangible assets associated with the workforce of $867,000 during the year ended December 31, 1998.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

5. MERGER AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS
(CONTINUED)
    In connection with the merger with SDI in 1997, Artecon recorded a reserve for acquisition-related costs of $6.6 million. All of the acquisition-related costs were included in the purchase price allocation performed during 1997. The following is a summary of the accrued SDI merger and restructuring cost activity during the years ended December 31, 2000, 1999 and 1998 (in thousands):

                               BALANCE AT   AMOUNTS     BALANCE AT    AMOUNTS     BALANCE AT    AMOUNTS     BALANCE AT
                               JANUARY 1,   UTILIZED   DECEMBER 31,   UTILIZED   DECEMBER 31,   UTILIZED   DECEMBER 31,
                                  1998      IN 1998        1998       IN 1999        1999       IN 2000        2000
                               ----------   --------   ------------   --------   ------------   --------   ------------
Employee termination costs...    $2,923     $(2,761)       $162        $(162)        $ --        $  --         $ --
Professional fees............     2,225      (1,909)        316           --          316         (316)          --
Other costs..................     1,433      (1,250)        183         (117)          66          (66)          --
                                 ------     -------        ----        -----         ----        -----         ----
Total........................    $6,581     $(5,920)       $661        $(279)        $382        $(382)        $ --
                                 ======     =======        ====        =====         ====        =====         ====

6. INVENTORIES

    Inventories consist of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Purchased parts and materials...............................  $15,968    $ 9,093
Work-in-process.............................................      519        438
Finished goods..............................................    7,622      2,748
                                                              -------    -------
Total inventory.............................................  $24,109    $12,279
                                                              =======    =======

    The Company has determined the obsolescence of certain parts and materials based on product life cycles.

7. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Machinery and equipment.....................................  $10,180     $7,237
Furniture, fixtures, and computer equipment.................      695        636
Leasehold improvements......................................      930        930
                                                              -------     ------
                                                               11,805      8,803
Less accumulated depreciation...............................   (6,991)    (6,128)
                                                              -------     ------
                                                              $ 4,814     $2,675
                                                              =======     ======

    Depreciation expense was $1.1 million, $1.8 million, and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8. CREDIT FACILITIES

    BOX HILL FACILITY--In October 1997, Box Hill entered into an agreement with a commercial bank, which provided for a $10 million revolving line of credit. Box Hill did not have any borrowings under this facility during 1999 or 1998. Borrowings under the facility were collateralized by a pledge of substantially all of the Company's assets, and borrowings greater than $5 million were also required to be secured by short-term investments. Additionally, the Company was required to comply with certain financial covenants, as defined. The facility expired in May 1999.

    ARTECON FACILITY--Artecon had a $15 million revolving credit facility with a domestic commercial bank. The facility provided for financing collateralized by all assets of Artecon, as defined by the agreement, and expires on May 14, 2001, unless otherwise renewed. Borrowings under this credit facility incurred interest at the bank's prime rate. Interest was due monthly, with the principal due at maturity. Subsequent to the Merger with Artecon on August 2, 1999, the Company repaid all outstanding debt under this facility.

    JAPANESE YEN FACILITIES--The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings up to an aggregate 35 million Yen (US $305,000 at December 31, 2000) at interest rates ranging from 1.8% to 2.5%. At December 31, 2000 and 1999, 21 million Yen (approximately US $186,000) and
28 million Yen (approximately US $272,000), respectively, were outstanding under these lines of credit. Interest is due monthly, with the principal due on various dates through August 2005. Borrowings under these lines of credit are collateralized by inventories of the Japanese subsidiary.

    LONG-TERM DEBT--Promissory notes payable to a former shareholder of Falcon (Note 2), bearing interest at 10% per annum, were paid in full in August 1999. Interest expense related to this long-term debt for the years ended
December 31, 1999 and 1998 was $114,000 and $207,000, respectively.

    SUBSEQUENT EVENT--In February 2001, the Company entered into an agreement with a commercial bank, which provides for borrowings up to $15 million under a revolving line of credit, expiring in December 2002. Borrowings under the facility are collateralized by a pledge of the Company's deposits held at the bank. Borrowings under the line of credit incur interest at the bank's prime rate or 50 basis points above LIBOR, at the option of the Company. Interest on outstanding borrowings is due monthly, with the principal due at maturity. No amounts have been borrowed under this line of credit.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9. INCOME TAXES

    Components of the income tax (benefit) provision are as follows for the years ended December 31 (in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Current:
Federal.....................................................   $  376    $ 1,366     $3,081
State, local and foreign....................................      866        337      1,528
                                                               ------    -------     ------
                                                                1,242      1,703      4,609
                                                               ------    -------     ------
Deferred:
Federal.....................................................   (1,118)    (3,566)    (3,054)
State, local and foreign....................................     (773)    (1,121)      (573)
                                                               ------    -------     ------
                                                               (1,891)    (4,687)    (3,627)
                                                               ------    -------     ------
Change in deferred income tax asset valuation allowance.....      457         --         --
                                                               ------    -------     ------
                                                               $ (192)   $(2,984)    $  982
                                                               ======    =======     ======

    A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31:

                                                                    2000          1999          1998
                                                                  --------      --------      --------
Federal statutory rate......................................       (35.0)%       (35.0)%        34.0%
Foreign sales corporation...................................       (23.0)           --            --
Tax exempt interest income..................................       (15.3)         (4.0)        (21.9)
State and local income taxes, net of federal effect.........        (0.5)         (4.6)         54.6
Change in deferred income tax asset valuation allowance.....        40.1            --            --
Foreign taxes...............................................         6.2           0.1            --
Meals and entertainment.....................................         5.1           0.3            --
Tax credit carryforwards and other..........................         3.0           4.2         (18.0)
Amortization of goodwill and intangible assets..............         2.6           2.5          14.0
Merger and restructuring costs..............................          --          11.7            --
                                                                   -----         -----         -----
Effective income tax rate...................................       (16.8)%       (24.8)%        62.7%
                                                                   =====         =====         =====

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9. INCOME TAXES (CONTINUED)
    The income tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31 (in thousands):

                                                                2000       1999
                                                              --------   --------
Deferred income tax assets:
Net operating loss and tax credit carryforwards.............  $14,619    $ 9,959
Inventory reserve and uniform capitalization................    3,583      4,301
Acquisition costs...........................................      826      1,461
Allowance for bad debts.....................................      698        733
In-process research and development.........................      667        723
Vacation accrual............................................      302        301
Acquired intangibles........................................      181         93
Warranty accrual............................................      139        373
Deferred rent...............................................       39        135
Other accruals and reserves.................................       --        510
                                                              -------    -------
                                                               21,054     18,589
                                                              -------    -------
Deferred income tax liabilities:
State taxes.................................................    1,559      1,257
Depreciation and amortization...............................       14         48
Import reserve..............................................      357        295
Acquired intangibles........................................      244         --
                                                              -------    -------
                                                                2,174      1,600
                                                              -------    -------
Deferred income tax asset valuation allowance...............      457         --
                                                              -------    -------
Net deferred income tax assets..............................  $18,423    $16,989
                                                              =======    =======
Current.....................................................  $ 4,067    $ 5,879
Long-term...................................................   14,356     11,110
                                                              -------    -------
Total net deferred income tax assets........................  $18,423    $16,989
                                                              =======    =======

    As of December 31, 2000, a valuation allowance of $457,000 has been provided based upon the Company's assessment of the future realizability of certain of the Company's deferred income tax assets.

    The Company has not provided for any residual U.S. income taxes on the earnings from its foreign sales because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be immaterial to the Company's financial statements.

    As of December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $29.5 million and $20.9 million, respectively, which begin to expire in 2009 and 2001, respectively. In addition, the Company has federal income tax credit carryforwards of approximately
$1.4 million, of which $136,000 can be carried forward indefinitely to offset future taxable income, and the remaining $1.3 million will begin to expire in 2008. The Company also has state income tax credit

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9. INCOME TAXES (CONTINUED)
carryforwards of approximately $1.1 million, of which $1.0 million can be carried forward indefinitely to offset future taxable income, and the remaining $78,000 will begin to expire in 2006.

    Pursuant to the Tax Reform Act of 1986, annual use of Artecon's federal net operating loss and tax credit carryforwards is limited as a result of a cumulative change in ownership of more than 50% in connection with the Merger. The annual limitation is equal to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382(f) of the Internal Revenue
Code) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a given year, can be utilized in future years, in addition to the Section 382 limitation amount allowable for those years.

10. CONVERTIBLE PREFERRED A SHARES

    The Company's convertible preferred A shares have voting rights, provide for dividends when and if declared by the Board of Directors and have liquidation preference over common shares. The convertible preferred A shares are convertible into common shares, at the option of the holder, any time after January 1, 1999, at the conversion rate defined in the amended Articles of Incorporation. In connection with the Merger, the convertible preferred A shares were converted into 719,037 shares of the Company's common stock, representing the liquidation value of the preferred A shares.

11. STOCK INCENTIVE PLAN

    The Company's Stock Incentive Plan (the "Incentive Plan"), as amended, provides for the granting of incentive and nonqualified stock options to employees. The Company's Non-Employee Stock Option Plan (the "Directors' Plan") adopted in March 2000 provides for the granting of nonqualified stock options to non-employee directors. The Company has currently reserved 4,392,500 and 500,000 shares of common stock for issuance pursuant to the Incentive Plan and the Directors' Plan, respectively. The terms and conditions of grants of stock options are determined by the Board of Directors in accordance with the terms of the Incentive Plan and Directors' Plan.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Information with respect to options under the Incentive Plan and Directors' Plan, as restated for the combination with Artecon's stock option plan, is as follows:

                                                                             WEIGHTED
                                                               NUMBER        AVERAGE
                                                                 OF          EXERCISE
                                                               SHARES         PRICE
                                                              ---------      --------
BALANCE, January 1, 1998....................................  1,980,527       $6.90
Grants......................................................  1,155,500        8.21
Forfeitures.................................................   (963,047)      10.95
Exercises...................................................   (232,470)       0.85
                                                              ---------       -----
BALANCE, December 31, 1998..................................  1,940,510        6.41
Grants......................................................  1,136,875        5.48
Forfeitures.................................................   (739,714)      10.80
Exercises...................................................   (118,634)       0.70
                                                              ---------       -----
BALANCE, December 31, 1999..................................  2,219,037        4.80
Grants......................................................  1,483,150        5.38
Forfeitures.................................................   (397,085)       7.36
Exercises...................................................   (537,164)       0.98
                                                              ---------       -----
BALANCE, December 31, 2000..................................  2,767,938       $5.49
                                                              =========       =====

    The options generally vest ratably over a four or five year period and are exercisable over a period of ten years from the date of grant.

    Information with respect to options outstanding under the Incentive Plan and Directors' Plan at December 31, 2000 is as follows:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                         -----------------------------------------   ----------------------
                                                           WEIGHTED
                                                           AVERAGE        WEIGHTED                 WEIGHTED
                                                          REMAINING       AVERAGE                  AVERAGE
                                                       CONTRACTUAL LIFE   EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICE                  OUTSTANDING       IN YEARS        PRICE     OUTSTANDING    PRICE
-----------------------                  -----------   ----------------   --------   -----------   --------
$0.50 -- $3.25.........................     291,478          8.09         $  2.36      103,169      $0.77
$3.31 -- $3.38.........................     670,120          9.79            3.37        3,927       3.35
$3.44 -- $5.38.........................     268,255          9.14            4.47       49,393       4.94
$5.50 -- $5.50.........................     793,087          8.80            5.50      236,077       5.50
$5.94 -- $9.38.........................     470,850          8.32            8.14      176,925       8.69
$9.50 -- $15.94........................     274,148          9.28           10.40       17,038      10.60
                                          ---------         -----         -------      -------      -----
                                          2,767,938          8.96         $  5.49      586,529      $5.72
                                          =========         =====         =======      =======      =====

    As of December 31, 1999 and 1998, approximately 739,000 and 732,000 options were exercisable at a weighted average exercise price of $3.60 and $4.68, respectively.

    The Company applies APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and the related interpretations in accounting for its employee stock options.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Had compensation cost for the Incentive Plan and Directors' Plan been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and basic and diluted net income per share would have been reduced to the following amounts for the years ended December 31 (net (loss) income amounts in thousands):

                                                                2000          1999          1998
                                                              --------      --------      --------
Net (loss) income:
As reported.................................................  $  (948)      $(9,047)      $   584
As adjusted.................................................   (2,998)      (10,180)       (1,424)
Basic net (loss) income per share:
As reported.................................................    (0.04)        (0.39)         0.03
As adjusted.................................................    (0.12)        (0.44)        (0.06)
Diluted net (loss) income per share:
As reported.................................................    (0.04)        (0.39)         0.02
As adjusted.................................................    (0.12)        (0.44)        (0.06)

    The weighted average fair value of each stock option granted during the years ended December 31, 2000, 1999, and 1998 was $3.79, $3.86, and $9.29,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                                  2000            1999           1998
                                               ----------      ----------      ---------
Risk free interest...........................  5.2%-6.7%       5.0%-6.0%         5.5%
Expected dividend yield......................     --              --              --
Expected life................................   5 years        5-7 years       5-7 years
Expected volatility..........................    65.0%           65.0%           60.0%

    STOCK OPTION ISSUED TO CONSULTANT--In October 1998, the Company issued an option to a sales consultant to purchase 150,000 shares of common stock at an exercise price of $5.00, which was equal to the fair value of the Company's common stock on the date of grant. The option was exercisable immediately. This option was exercised in January 2000. The Company recorded a charge of $213,000 to sales and marketing expenses for the year ended December 31, 1998, for the fair value of the option on the date of grant, which was calculated using the Black-Scholes option-pricing model.

12. RELATED PARTY TRANSACTIONS

    DISTRIBUTIONS TO S CORPORATION SHAREHOLDERS--Effective June 30, 1997, Box Hill elected to convert from S corporation to C corporation status for income tax purposes. In March 1998, the Company made distributions of $227,000 to the S corporation shareholders of Box Hill, representing the final distribution of taxed, but undistributed, S corporation earnings of the Company as of the date of the conversion to a C corporation.

    BOX HILL EUROPE--Box Hill Systems Europe Limited ("Box Hill Europe") was formed in 1995 by the Company's founding shareholders to provide marketing and technical support services to the Company in Europe. Effective January 1, 1998, the Company issued 4,959 shares of common stock to Box Hill's founding shareholders, collectively, in exchange for 100% of the shares of Box Hill Europe.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12. RELATED PARTY TRANSACTIONS (CONTINUED)
The transaction has been accounted for as a merger between entities under common control in a manner similar to a pooling of interests.

    SALES TO AND PURCHASES FROM RELATED PARTIES--Revenues from sales to affiliated companies for the years ended December 31, 2000, 1999, and 1998 were approximately $2,000, $18,000 and $48,000 respectively. Artecon purchased certain goods from affiliates and was subject to a management fee of approximately $4,000 per month from an affiliate, which was terminated upon completion of Artecon's merger with SDI. Purchases from affiliated companies for the years ended December 31, 2000, 1999 and 1998 were approximately $87,000, $89,000 and $80,000, respectively.

13. EMPLOYEE BENEFIT PLANS

    BOX HILL RETIREMENT SAVINGS PLAN--Effective August 1, 1995, the Company established a retirement savings plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covered all employees who were employed on the effective date of the plan or upon the attainment of age 21. The Company can make discretionary contributions to the plan. No contributions were made to the plan for the years ended December 31, 1999 and 1998.

    ARTECON RETIREMENT SAVINGS PLAN--Artecon had a savings plan, which qualified under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. Artecon matches 50% of participating employees' contributions up to a specified limit ($500). The Company's matching contributions to the savings plan were approximately $49,000 and $67,000 for the years ended
December 31, 1999 and 1998, respectively.

    DOT HILL RETIREMENT SAVINGS PLAN--Effective December 1, 2000, the Company adopted a new plan which combined and replaced the Box Hill and Artecon retirement savings plans. This plan, which qualifies under Section 401(k) of the Internal Revenue Code is open to eligible employees over 21 years of age. Under the plan, participating U.S. employees may defer up to 20% of their pretax salary, but not more than statutory limits. The Company matches 50% of participating employees' contributions up to a specified limit ($1,000). The Company's matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. The Company's matching contributions to the new retirement savings plan were appproximately $101,000 for the year ended December 31, 2000.

    EMPLOYEE STOCK PURCHASE PLAN--The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted in August 1997, and amended and restated in March 2000. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides eligible employees of the Company, as defined in the Purchase Plan with an opportunity to purchase shares of the Company's common stock at 85% of fair market value, as defined. The Company has reserved 750,000 shares of common stock for issuance pursuant to the Purchase Plan. During the year ended December 31, 2000, 33,000 shares were issued under the Purchase Plan, and 40,000 shares were issued during the year ended
December 31, 1999 under the Purchase Plan and Artecon's employee stock purchase plan. During the year ended December 31, 1998, 79,000 shares were issued under the Purchase Plan.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through September 2007. Rent expense for the years ended December 31, 2000, 1999, and 1998, was $2.1 million, $2.2 million, and $2.6 million, respectively.

    Future minimum lease payments due under all noncancelable operating leases as of December 31, 2000, are as follows (in thousands):

2001........................................................   $2,089
2002........................................................    1,381
2003........................................................    1,107
2004........................................................    1,068
2005........................................................    1,082
Thereafter..................................................    1,399
                                                               ------
                                                               $8,126
                                                               ======

    EMPLOYMENT AGREEMENTS--In connection with the Merger, effective August 2, 1999, the Company adopted employment contracts with four of its executive officers. These contracts provide for base salaries totaling $1.1 million per year. In addition, each executive was eligible to receive, at the discretion of the Board of Directors, a cash bonus of up to 50% of such executives' then annual base salary. If an executive's employment is terminated under certain circumstances, such executive will be entitled to receive a lump sum cash severance payment of up to 125% of such executive's then annual base salary.

    Effective January 1, 2001, the Company adopted the Executive Compensation Plan 2001 (the "Plan") for three of its executive officers. The terms of the Plans are in addition to the terms of these executive officers' employment contracts. The Plan provides for annual performance bonus potential of 50% of base salary for two of the officers and 55% of base salary for the remaining officer. The formula for the annual bonus calculation is as follows: Half of the annual performance bonus is based on meeting revenue goals and half of the annual bonus is based on meeting certain net income goals. If the Company attains less than 85% of revenue and net income goals, no bonus will be paid. For each 1% increase above 85% of the revenue and net income goals, a bonus equal to 3.33% of the annual performance bonus potential will be paid, with no cap.

    The employment contracts may be terminated at the option of either the option of the Company or the employee "for cause" or, upon 30 days written notice, for convenience and "without cause." If the Company terminates for convenience, the employee is entitled to a severance payment equal to the employee's then-current annual base salary.

    CLASS ACTION LAWSUITS--On January 5, 2001, a final settlement in the class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and no appeal was taken from the judgment. Therefore, the action has been finalized.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    OTHER LITIGATION--The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on the Company's financial condition or operating results.

15. SEGMENT AND GEOGRAPHIC INFORMATION

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

    Historically, Artecon reported operating segments in certain market divisions. Following the Merger, the Company operated in a single reporting segment following the integration of Box Hill and Artecon. Since the Merger, the Company's operating segments are organized on the basis of products and services. The Company has identified operating segments that consist of SANnet, Tape, Services, and Legacy and other products. The Company also identifies operating segments by market segment, which consists of xSPs, telecommunications and e-commerce; financial and banking; and commercial, government, and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, such information is not presented.

    Information concerning revenue by product and service is as follows (in thousands):

                                                                         LEGACY AND
                                         SANNET      TAPE     SERVICES     OTHER       TOTAL
                                        --------   --------   --------   ----------   --------
Year ended December 31, 2000:
  Net revenues........................  $29,820    $11,980     $8,670      $70,727    $121,197
                                        =======    =======     ======      =======    ========
  Gross margin........................  $12,832    $ 2,413     $4,660      $23,562    $ 43,467
                                        =======    =======     ======      =======    ========
Six-months ended December 31, 1999:
  Net revenues........................  $   213    $ 7,445     $4,875      $45,934    $ 58,467
                                        =======    =======     ======      =======    ========

    Reliable information prior to July 1, 1999 is not available and, accordingly, has not been provided. Prior to January 1, 2000, product and service stand-alone gross margin was not available, and accordingly has not been provided.

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

15. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    Information concerning revenue by market segment is as follows (in thousands):

                                          E-COMMERCE                     COMMERCIAL
                                      TELECOMMUNICATIONS    FINANCIAL    GOVERNMENT
                                           AND XSPS        AND BANKING   AND OTHER     TOTAL
                                      ------------------   -----------   ----------   --------
Year ended December 31, 2000:
  Net revenues......................        $47,659          $12,958      $60,580     $121,197
                                            =======          =======      =======     ========
  Gross margin......................        $16,696          $ 4,788      $21,983     $ 43,467
                                            =======          =======      =======     ========

    Reliable information prior to January 1, 2000 is not available and, accordingly, has not been provided.

    Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

                                                         AS OF AND FOR THE YEAR ENDED
                                                      ----------------------------------
                                                                 DECEMBER 31,
                                                        2000         1999         1998
                                                      --------   ------------   --------
Revenue:
  United States.....................................  $ 96,705     $108,922     $155,460
  Europe............................................    15,567       11,965       10,435
  Japan.............................................     8,925        3,329        2,460
                                                      --------     --------     --------
                                                      $121,197     $124,216     $168,355
                                                      ========     ========     ========
Income (loss) before income taxes:
  United States.....................................  $ (7,294)    $(14,686)    $   (421)
  Europe............................................     3,897        2,665        2,122
  Japan.............................................     2,257          (10)        (135)
                                                      --------     --------     --------
                                                      $ (1,140)    $(12,031)    $  1,566
                                                      ========     ========     ========
Assets:
  United States.....................................  $101,539     $102,206     $126,161
  Europe............................................       691          494          416
  Japan.............................................       966        1,259          902
  Eliminations......................................      (317)        (301)        (449)
                                                      --------     --------     --------
                                                      $102,879     $103,658     $127,030
                                                      ========     ========     ========

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The unaudited quarterly financial information has been restated for all prior periods to reflect the Merger of Box Hill and Artecon, which was accounted for as a pooling-of-interests. The information presented below reflects all adjustments which, in the opinion of management, are of a normal and

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED) recurring nature necessary to present fairly the results of operations for the periods presented (in thousands).

                                           FIRST         SECOND         THIRD         FOURTH        FISCAL
                                          QUARTER       QUARTER        QUARTER       QUARTER         YEAR
                                          --------      --------      ---------      --------      --------
Year Ended December 31, 2000:
  Revenues..............................  $30,853       $33,443       $  26,186      $30,715       $121,197
  Gross margin..........................   12,022        12,073           8,421       10,951         43,467
  Income (loss) before income taxes.....    1,566         1,916          (3,309)      (1,313)        (1,140)
  Net income (loss).....................      955         1,169          (1,984)      (1,088)          (948)
  Basic net income (loss) per share.....     0.04          0.05           (0.08)       (0.04)         (0.04)
  Diluted net income (loss) per share...     0.04          0.05           (0.08)       (0.04)         (0.04)

Year Ended December 31, 1999:
  Revenues..............................   32,612        33,137          28,333       30,134        124,216
  Gross margin..........................   11,400        11,005           4,280       10,919         37,604
  Income (loss) before income taxes.....     (830)        1,322         (13,327)(a)      804        (12,031)
  Net income (loss).....................     (590)          926         (10,833)       1,450         (9,047)
  Basic net income (loss) per share.....    (0.03)         0.04           (0.46)        0.06          (0.39)
  Diluted net income (loss) per share...    (0.03)         0.04           (0.46)        0.06          (0.39)

------------------------

    (a) Includes pre-tax charges of $13,362 related to the Merger and management's restructuring and integration plan associated with the Merger.

17. SUBSEQUENT EVENT

    On March 20, 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions are designed to enable the Company to reduce its breakeven point in light of current economic uncertainties. The cost reduction efforts will result in a charge for severance and restructuring costs. The Company also anticipates a related increase in its deferred income tax asset valuation allowance. The Company is still analyzing the impact of this situation; accordingly, no estimate of its impact on the Company's financial statements has been made.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dot Hill Systems Corp.:

    We have audited the consolidated financial statements of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for the years then ended, and have issued our report thereon dated January 24, 2001 (March 20, 2001 as to the subsequent events in Notes 8 and 17); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company for the years ended December 31, 2000 and 1999, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule for the years ended December 31, 2000 and 1999, when considered in relation to the basic 2000 and 1999 financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
January 24, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dot Hill Systems Corp.:

    We have audited the consolidated financial statements of Dot Hill Systems Corp. and its subsidiaries (the "Company") for the year ended December 31, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. We did not audit the financial statements of Artecon, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 1, for the year ended March 31, 1999. Such statements are included in the consolidated financial statements of Dot Hill Systems Corp. in fiscal 1998. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Artecon, Inc., is based solely on the report of other auditors. The schedule of valuation and qualifying accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, based on our audit and the report of other auditors, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

Philadelphia, Pennsylvania
August 2, 1999

                    DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO
                                                    BEGINNING OF   COSTS AND                 BALANCE AT
                                                        YEAR        EXPENSES    DEDUCTIONS   END OF YEAR
                                                    ------------   ----------   ----------   -----------
Allowance for doubtful accounts and sales returns:
  Year ended December 31, 2000....................     $1,727         $ 700       $ 834(1)     $1,593
  Year ended December 31, 1999....................      1,657           752         682(1)      1,727
  Year ended December 31, 1998....................      1,160         1,672       1,175(1)      1,657
Reserve for excess and obsolete inventories:
  Year ended December 31, 2000....................      9,548         5,806       7,707(2)      7,647
  Year ended December 31, 1999....................      4,314         6,811       1,577(2)      9,548
  Year ended December 31, 1998....................      5,691         3,627       5,004(2)      4,314

------------------------

(1) Uncollectible receivables charged off and credit issued for product returns.

(2) Consists primarily of the write-off of excess/obsolete inventories.