Form 10-Q
period 2001-03-31
DOT HILL SYSTEMS CORP
filed 2001-05-15
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15((d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3460176 (I.R.S. Employer Identification No.)
6305 El Camino Real, Carlsbad, CA (Address of principal executive offices)	92009 (Zip Code)

(760) 931-5500
(Registrant's telephone number, including area code)

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

    Common Stock, $.01 par value, 24,685,611 shares outstanding as of May 8, 2001.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
INDEX

Part I.—Financial Information

Item 1. Condensed Consolidated Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,756	$33,653
Accounts receivable, net of allowance of $1,615 and $1,593	11,421	19,341
Inventories, net	21,258	24,109
Prepaid expenses and other	1,842	1,948
Deferred income taxes	—	4,067

Total current assets	60,277	83,118
Property and equipment, net	4,332	4,814
Other assets	105	94
Goodwill, net	422	448
Other intangible assets, net	13	49
Deferred income taxes	—	14,356

Total assets	$65,149	$102,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,701	$17,803
Accrued compensation	2,232	2,748
Accrued expenses	1,515	1,858
Restructuring accrual	1,680	—
Deferred revenue	2,982	2,866
Income taxes payable	1,456	3,389

Total current liabilities	19,566	28,664
Borrowings under line of credit	207	186
Other long-term liabilities	235	259

Total liabilities	20,008	29,109

Shareholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000 shares authorized, 24,670 and 24,608 shares issued and outstanding	247	246
Additional paid-in capital	99,127	99,026
Accumulated other comprehensive operations	(220)	(216)
Accumulated deficit	(54,013)	(25,286)

Total shareholders' equity	45,141	73,770

Total liabilities and shareholders' equity	$65,149	$102,879

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2001	2000
Net revenue	$18,585	$30,853
Cost of goods sold	16,824	18,831

Gross margin	1,761	12,022

Operating expenses:
Sales and marketing	8,570	7,079
Engineering and product development	1,930	2,085
General and administrative	1,514	1,737
Restructuring expenses	2,935	—

Total operating expenses	14,949	10,901

Operating (loss) income	(13,188)	1,121

Other income (expense):
Interest income	419	496
Interest expense	(26)	(16)
Other income (expense), net	24	(18)
Gain (loss) on foreign currency transactions, net	67	(17)

Total other income, net	484	445

(Loss) income before income taxes	(12,704)	1,566
Income tax provision	16,023	611

Net (loss) income	$(28,727)	$955

Basic and diluted net (loss) income per share	$(1.17)	$0.04

Weighted average shares used to calculate basic net (loss) income per share	24,612	24,047

Weighted average shares used to calculate diluted net (loss) income per share	24,612	25,052

Comprehensive operations:
Net (loss) income	$(28,727)	$955
Foreign currency translation adjustments	(4)	(37)

Comprehensive (loss) income	$(28,731)	$918

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(28,727)	$955
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	425	412
Deferred income taxes	18,423	—
Impairment of property and equipment	1,007	—
Provision for doubtful accounts	22	717
Changes in operating assets and liabilities:
Accounts receivable	7,898	(1,611)
Inventories	2,851	(3,983)
Prepaid expenses and other assets	94	43
Accounts payable	(8,102)	5,449
Accrued compensation and other expenses	(859)	(239)
Restructuring accrual	1,680	(749)
Customer deposits	—	(373)
Deferred revenue	116	(222)
Income taxes payable	(1,933)	499
Other liabilities	(24)	(218)

Net cash (used in) provided by operating activities	(7,129)	680

Cash flows from investing activities:
Sales of short-term investments	—	3,500
Purchases of property and equipment	(887)	(332)

Net cash (used in) provided by investing activities	(887)	3,168

Cash flows from financing activities:
Proceeds (payments) on bank and other borrowings	21	(17)
Proceeds from exercise of stock options	18	912
Proceeds from sale of stock to employees	84	101

Net cash provided by financing activities	123	996

Effect of exchange rate changes on cash	(4)	(37)

Net (decrease) increase in cash and cash equivalents	(7,897)	4,807
Cash and cash equivalents, beginning of period	33,653	44,451

Cash and cash equivalents, end of period	$25,756	$49,258

Supplemental cash flow disclosure:
Cash paid for income taxes	$2	$42

Cash paid for interest	$1	$1

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. ("Dot Hill" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Recent Accounting Pronouncements

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

3. Earnings Per Share

    Basic net (loss) income per share is calculated by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

    The following table sets forth the reconciliation of the denominator of the net (loss) income per share calculation (in thousands):

	Three Months Ended March 31,
	2001	2000
Shares used in computing basic net (loss) income per share	24,612	24,047
Dilutive effect of stock options	—	1,005

Shares used in computing diluted net (loss) income per share	24,612	25,052

    As of March 31, 2001, options to purchase 2,610,794 shares of the Company's common stock at exercise prices ranging from $.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share for the quarter because their effect was antidilutive.

    As of March 31, 2000, options to purchase 127,348 shares of the Company's common stock at exercise prices ranging from $9.50 to $17.50 per share were outstanding, but were not included in the calculation of diluted net income per share for the quarter because the exercise price of the options was greater than the average market price of the common shares.

4. Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market value and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

	March 31, 2001	December 31, 2000
Purchased parts and materials	$14,261	$15,968
Work-in-process	358	519
Finished goods	6,639	7,622

	$21,258	$24,109

5. Restructuring

    In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions are designed to enable the Company to reduce its breakeven point in light of the current economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. As a result of the restructuring, the Company recorded expenses during the three months ended March 31, 2001 totaling $2.9 million as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees	20

Total	$2,935

    Employee termination costs consist primarily of severance payments for 126 employees, 121 of whom were terminated as of March 31, 2001. Impairment of property and equipment consists of the write-off of certain fixed assets associated with the facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and the consolidation of office space in the New York City branch location.

    The following is a summary of the accrued restructuring activity during the three months ended March 31, 2001 (in thousands):

	Restructuring expenses	Amounts utilized	Accrued restructuring expenses at March 31, 2001
Employee termination costs	$1,271	$(248)	$1,023
Impairment of property and equipment	1,007	(1,007)	—
Facility closures and related costs	637	—	637
Professional fees	20	—	20

Total	$2,935	$(1,255)	$1,680

    The Company anticipates that a majority of the remaining accrual at March 31, 2001, which consists of employee, lease and contract termination costs will be paid in 2001.

6. Credit Facilities

    In February 2001, the Company entered into an agreement with a commercial bank (the "Line of Credit"), which provides for borrowings of up to $15 million under a two-year revolving line of credit. Borrowings under the Line of Credit are collateralized by a pledge of the Company's deposits held at the bank. The Line of Credit incurs interest at the bank's prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity. As of March 31, 2001 no amounts have been borrowed under the Line of Credit.

7. Income Tax Provision

    During the three months ended March 31, 2001, the Company recorded a $16.0 million charge in connection with an increase in the valuation allowance provided for the Company's deferred income tax asset.

8. Legal Matters

    In January 2001, a final settlement in the class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September, 16, 1997 initial public offering was approved by the United State District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and the judgment has not been appealed. Therefore, the action has been finalized.

    The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company's financial condition or operating results.

9. Segment and Geographic Information

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

    The Company's operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of SANnet™; Tape; Services; and Legacy and other products. The Company also identifies operating segments by market segment, which consists of Internet, Applications, and Storage Service Providers ("xSPs"), telecommunications and e-commerce; government; and commercial and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

    Information concerning revenue by product and service is as follows (in thousands):

	SANnet	Tape	Service	Legacy and other	Total
Three months ended
March 31, 2001:
Net revenue	$9,415	$1,925	$1,766	$5,479	$18,585

Gross margin (loss)	2,864	466	106	(1,675)	1,761

March 31, 2000:
Net revenue	$4,185	$2,846	$2,009	$21,813	$30,853

Gross margin	1,676	492	1,006	8,848	12,022

    Information concerning revenue by market segment is as follows (in thousands):

	E-commerce, telecommunications and xSPs	Government	Commercial and other	Total
Three months ended
March 31, 2001:
Net revenue	$6,492	$4,199	$7,894	$18,585

Gross margin (loss)	1,150	2,376	(1,765)	1,761

March 31, 2000:
Net revenue	$11,411	$3,945	$15,497	$30,853

Gross margin	4,419	1,706	5,897	12,022

    Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net revenue:
United States	$11,921	$22,824
Europe	5,249	5,470
Asia/Pacific	1,415	2,559

	$18,585	$30,853

Operating (loss) income:
United States	$(12,893)	$(1,067)
Europe	(353)	1,626
Asia/Pacific	58	562

	$(13,188)	$1,121

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

    Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond the control of the Company, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in the following discussion. However, the Company urges you to read the Company's Annual Report on Form 10-K for the year ended December 31, 2000, particularly the section entitled "Certain Risk Factors Related to the Company's Business," to learn more about the risks and uncertainties that the Company faces.

    Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and except as required by applicable law, the Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

    Dot Hill designs, manufactures, markets and supports carrier-class data storage systems for the open systems computing environment. In the United States, the Company employs a direct marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, xSPs, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end users in certain regions, and to use distributors in others. The Company focuses on providing storage solutions to high-end customers primarily in the UNIX,

Windows, Linux and Novell environments. The Company's strategy is to leverage its expertise as a company focused exclusively on storage solutions.

    On August 2, 1999, Box Hill and Artecon were merged in a tax-free, stock-for-stock transaction (the "Merger"). The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the Merger agreement, Box Hill issued an aggregate of 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible Series "A" preferred shares were converted into an aggregate of 719,037 shares of Box Hill common stock.

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

    The Company's manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company's products, with certain of those subassemblies manufactured by independent contractors. The Company's manufacturing operations are conducted from its facilities in Carlsbad, California. Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

Results of Operations

    The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2001	2000
Net revenue	100.0%	100.0%
Cost of goods sold	90.5	61.0

Gross profit	9.5	39.0

Operating expenses:
Sales and marketing	46.1	22.9
Engineering and product development	10.4	6.8
General and administrative	8.1	5.6
Restructuring expenses	15.8	—

Total operating expenses	80.4	35.3

Operating (loss) income	(70.9)%	3.6%

Net (loss) income	(154.6)%	3.1%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net revenue

    Net revenues reflect the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 39.8% to $18.6 million for the three months ended March 31, 2001 from $30.9 million for the three months ended March 31, 2000. The decrease in net revenue was primarily attributable to a reduction in demand from the telecommunications and other commercial sectors, as well as the Company's strategy to shift away from the Legacy products. During the first quarter of 2001, sales of the Company's SANnet product line accounted for approximately 51% of net revenue, tape backup for approximately 10% of net revenue, and service for approximately 10%; and the remaining 29% of net revenue was comprised of Legacy disk and other products. Sales to xSPs, telecommunications, and e-commerce customers accounted for 35% of net revenue, government accounted for 23% of net revenue, and sales to other customers accounted for 42% of net revenue.

Gross margin

    Gross margin decreased 85.4% to $1.8 million for the three months ended March 31, 2001, from $12.0 million for the comparable period of 2000. As a percentage of net revenue, gross margin decreased to 9.5% for the three months ended March 31, 2001, from 39.0% for the comparable period of 2000. The decrease in gross margin as a percentage of net revenue is primarily attributable to the less efficient absorption of fixed manufacturing costs due to the decrease in revenue and a $2.0 million inventory reserve related to the downturn in market conditions since the start of 2001. Excluding the $2.0 million inventory reserve for the first quarter of 2001, gross margin was 20.2% of net revenue compared to 39.0% for the comparable period of 2000.

Sales and marketing expenses

    Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses increased 21.1% to $8.6 million for the three months ended March 31, 2001 from $7.1 million for the three months ended March 31, 2000. The increase in selling and marketing expenses is primarily attributable to higher marketing and advertising expenses and an increase in sales compensation related to the increase in sales and support staff. As a percentage of net revenue, sales and marketing expenses increased to 46.1% for the three months ended March 31, 2001 from 22.9% for the comparable period of 2000. The increase in the percentage of net revenue was primarily attributable to the lower sales revenue in the first quarter of 2001.

Engineering and product development expenses

    Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses decreased 7.4% to $1.9 million for the three months ended March 31, 2001 from $2.1 million for the same period in 2000. The decrease in engineering and product development expenses is primarily attributable to a decrease in prototype and test equipment expenses. As a percentage of net revenue, engineering and product development expenses increased to 10.4% for the three months ended March 31, 2001 from 6.8% for the comparable period of 2000 as a result of lower sales revenue in the first quarter of 2001.

General and administrative expenses

    General and administrative expenses consist primarily of compensation to officers and employees performing the Company's administrative functions and expenditures for administrative facilities.

General and administrative expenses decreased to $1.5 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000. The decrease in general and administrative expenses is primarily attributable to a decrease in executive compensation expenses and a decrease in amortization expense for certain other intangible assets that were fully amortized as of March 31, 2000. As a percentage of net revenue, general and administrative expenses increased to 8.1% for the three months ended March 31, 2001 from 5.6% for the comparable period of 2000 primarily as a result of lower sales revenue in the first quarter of 2001.

Restructuring expenses

    In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions are designed to enable the Company to reduce its breakeven point in light of the current economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. As a result of the restructuring, the Company recorded expenses totaling $2.9 million as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees	20

Total	$2,935

    Employee termination costs consist primarily of severance payments for 126 employees, 121 of whom were terminated as of March 31, 2001. Impairment of property and equipment consists of the write-off of certain fixed assets associated with the facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and the consolidation of office space in the New York City branch location.

    The major components of the charges and the remaining accrual balance as of March 31, 2001 is as follows (in thousands):

	Restructuring expenses	Amounts utilized	Accrued restructuring expenses at March 31, 2001
Employee termination costs	$1,271	$(248)	$1,023
Impairment of property and equipment	1,007	(1,007)	—
Facility closures and related costs	637	—	637
Professional fees	20	—	20

Total	$2,935	$(1,255)	$1,680

Other income

    Other income is comprised of interest income earned on the Company's cash and cash equivalents and short-term investments, interest expense and other income and expense items. Other income increased to $484,000 for the three months ended March 31, 2001 from $445,000 for the same period in 2000. The increase in other income is primarily attributable to the gain on foreign currency transactions, offset by a decrease in interest income earned on cash and cash equivalents as a result of a decrease in the investment portfolio in the three months ended March 31, 2001 compared to the same period in 2000.

Income tax provision

    During the three months ended March 31, 2001, the Company recorded a $16.0 million charge in connection with an increase in the valuation allowance provided for the Company's deferred income tax assets. The majority of the Company's deferred income tax assets consist of net operating loss and tax credit carryforwards. The Company's effective income tax rate was 39% for the three months ended March 31, 2000, reflecting federal, state and local income taxes, partially offset by permanent items.

Liquidity and Capital Resources

    As of March 31, 2001, the Company had $25.8 million of cash and cash equivalents compared to $33.7 million at December 31, 2000. As of March 31, 2001, working capital was $40.7 million.

    For the three months ended March 31, 2001, cash used in operating activities was $7.1 million. The use of cash in operating activities was primarily attributable to a loss before incomes taxes of $12.7 million and a $9.0 million decrease in accounts payable. These uses of cash were offset by an $8.8 million decrease in accounts receivable, a $2.9 million decrease in inventories, and a $1.7 million increase in accrued restructuring costs.

    Cash used in investing activities was $887,000 for the three months ended March 31, 2001 as a result of purchases of property and equipment. Cash provided by financing activities was $123,000 for the three months ended March 31, 2000 as a result of $102,000 received from the exercise of stock options under the Company's Equity Incentive Plan and from purchases under the Company's Employee Stock Purchase Plan.

    The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $277,000 at March 31, 2001) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of March 31, 2001, the total amount outstanding under the two credit lines was 20 million Yen (approximately US $156,000 at March 31, 2001).

    In February 2001, the Company entered into an agreement with a commercial bank (the "Line of Credit"), which provides for borrowings of up to $15 million under a two-year revolving line of credit. Borrowings under the Line of Credit are collateralized by a pledge of the Company's deposits held at the bank. The Line of Credit incurs interest at the bank's prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity. As of March 31, 2001, no amounts had been borrowed under the Line of Credit.

    The Company presently expects that cash and cash equivalents, cash generated from operations, and amounts available under the Line of Credit will be sufficient to meet its operating and capital requirements for at least the next twelve months. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. The actual amount and timing of working capital and capital expenditures that the Company may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

    Competitive pricing pressures exist in the data storage market, and have had, and may in the future have an adverse effect on the Company's revenues and earnings. The Company believes that pricing pressures are likely to continue as competitors of the Company develop more competitive product offerings and as larger all-purpose computer vendors continue to focus on their storage offerings.

    Many of the Company's current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing, and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at lower end-user prices. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

    The open systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards. Customer preferences in that market are difficult to predict. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, as well as its new products, including SANnet, SANpath™ and SANscape™, obsolete. The Company is encouraging customers to move from Legacy products to its new products, which could delay orders, result in unknown or unforeseen defects or bugs, make it difficult to predict future financial performance and generally disturb current customers. Also, a number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes make accurate market predictions difficult. In the past, the Company's revenue and earnings results have fallen short of market projections; and such shortfalls could occur again in the future.

    The Company generally does not enter into long-term contracts with its customers and sales cycles can be lengthy, particularly since the introduction of the Company's SANnet product line. Customers generally have certain rights to delay or cancel orders, which could materially and adversely affect Dot Hill's operating results. Recently, the U.S. economy has experienced a drastic and swift downturn. Important customers of the Company have experienced budget freezes and disruptive workforce reductions. This also has resulted in a lengthening of sales cycles and the delay of orders. It is not known when the downturn in the economy will reverse or when the Company's customers will return to more predictable ordering patterns. Until such time, the Company's business, operating results and financial condition will continue to be materially and adversely effected.

    The Company relies on other companies to supply components for its products and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The loss of one or more suppliers could adversely affect Dot Hill's ability to manufacture and sell products. The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company's net revenue to date has been derived from sales to xSPs and customers in the financial services and telecommunications industries. Historically, a majority of the Company's net revenue in each year has been derived from a limited number of customers, many of whom have been adversely effected by the recent downturn in the economy. The Company's international business activities represented approximately 20% of net revenues in 2000, and the Company currently has sales offices in Japan, France, England, Germany, Israel and the Netherlands. These international operations are subject to a variety of risks associated with conducting business internationally.

    The Company's future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations, which may be difficult due to the Company's recent workforce reduction.

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

    For a more detailed list of some of the risks and uncertainties related to the Company's business and industry, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted. See "Part II—Item 1. Legal Proceedings."

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

    Three countries that have converted to the euro, the Netherlands, France, and Germany, generated revenue of approximately $484,000, $21,000 and $1.2 million, respectively, or 9.1% of Dot Hill's net revenue, for the three months ended March 31, 2001. Based on this percentage of net revenue generated from these countries, Dot Hill does not anticipate that the conversion of the euro will have a significant impact on its financial condition or results of operations. The Company is continuing to evaluate the impact that the euro conversion will have on its financial condition and results of operations.

Subsequent Event

    As of April 24, 2001, Linda Adams, former Senior Vice President of American Sales, and as of May 18, 2001, Richard Search, Senior Vice President of Marketing and Product Management, are or will be no longer with the Company. The duties of Ms. Adams and Mr. Search are currently being performed by Dot Hill's management team. Dot Hill is carefully considering candidates to help improve its sales and marketing infrastructure.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. However, the average interest rate earned on the Company's cash equivalents and short-term investments increased from 4.2% for the year 2000 to 4.4% during the three months ended March 31, 2001. The Company does not believe these changes will have a significant impact on its liquidity and capital resources.

Part II—Other Information

Item 1. Legal Matters

    In January 2001, a final settlement in the class action lawsuit filed again Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September, 16, 1997 initial public offering was approved by the United State District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and the judgment has not been appealed. Therefore, the action has been finalized.

    The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company's financial condition or operating results.

Item 2. Changes in Securities

    None.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other information

    None.

Item 6. Exhibits and reports on Form 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001	By	/s/ JAMES L. LAMBERT James L. Lambert Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2001	By	/s/ PRESTON ROMM Preston Romm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES INDEX
  Part I.—Financial Information
  Item 1. Condensed Consolidated Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share information)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (unaudited) (in thousands, except per share information)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Part II—Other Information
  Item 1. Legal Matters
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other information
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES