Form 10-Q
period 2001-06-30
DOT HILL SYSTEMS CORP
filed 2001-08-14
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3460176 (I.R.S. Employer Identification No.)
6305 El Camino Real, Carlsbad,CA (Address of principal executive offices)	92009 (Zip Code)

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

    Common Stock, $.01 par value, 24,721,578 shares outstanding as of August 7, 2001.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
INDEX

Part I.—Financial Information

Item 1. Condensed Consolidated Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,587	$33,653
Accounts receivable, net of allowance of $1,400 and $1,593	12,164	19,341
Inventories, net	20,712	24,109
Prepaid expenses and other	1,787	1,948
Deferred income taxes	—	4,067

Total current assets	54,250	83,118
Property and equipment, net	4,294	4,814
Other assets	104	94
Goodwill, net	396	448
Other intangible assets, net	11	49
Deferred income taxes	—	14,356

Total assets	$59,055	$102,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,131	$17,803
Accrued compensation	2,346	2,748
Accrued expenses	1,563	1,858
Restructuring accrual	2,102	—
Deferred revenue	2,767	2,866
Income taxes payable	1,452	3,389

Total current liabilities	19,361	28,664
Borrowings under line of credit	145	186
Other long-term liabilities	233	259

Total liabilities	19,739	29,109

Shareholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000 shares authorized, 24,709 and 24,608 shares issued and outstanding	247	246
Additional paid-in capital	99,156	99,026
Accumulated other comprehensive operations	(344)	(216)
Accumulated deficit	(59,743)	(25,286)

Total shareholders' equity	39,316	73,770

Total liabilities and shareholders' equity	$59,055	$102,879

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenue	$14,898	$33,443	$33,483	$64,296
Cost of goods sold	10,501	21,370	27,325	40,201

Gross margin	4,397	12,073	6,158	24,095

Operating expenses:
Sales and marketing	5,830	7,355	14,400	14,434
Engineering and product development	1,638	1,920	3,568	4,005
General and administrative	1,338	1,602	2,852	3,339
Restructuring expenses	1,470	—	4,405	—

Total operating expenses	10,276	10,877	25,225	21,778

Operating (loss) income	(5,879)	1,196	(19,067)	2,317

Other income (expense):
Interest income	276	574	695	1,070
Interest expense	(17)	(8)	(43)	(24)
Other income, net	25	242	49	224
Loss on foreign currency transactions, net	(135)	(88)	(68)	(105)

Total other income, net	149	720	633	1,165

(Loss) income before income taxes	(5,730)	1,916	(18,434)	3,482
Income tax provision	—	747	16,023	1,358

Net (loss) income	$(5,730)	$1,169	$(34,457)	$2,124

Basic and diluted net (loss) income per share	$(0.23)	$0.05	$(1.40)	$0.09

Weighted average shares used to calculate basic net (loss) income per share	24,686	24,169	24,649	24,108

Weighted average shares used to calculate diluted net (loss) income per share	24,686	25,131	24,649	25,093

Comprehensive operations:
Net (loss) income	$(5,730)	$1,169	$(34,457)	$2,124
Foreign currency translation adjustments	(124)	102	(128)	65

Comprehensive (loss) income	$(5,854)	$1,271	$(34,585)	$2,189

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(34,457)	$2,124
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	773	777
Deferred income taxes	18,423	—
Impairment of property and equipment	1,007	—
Provision for doubtful accounts	(193)	225
Changes in operating assets and liabilities:
Accounts receivable	7,370	(3,415)
Inventories	3,397	(6,428)
Prepaid expenses and other assets	151	(524)
Accounts payable	(8,672)	(711)
Accrued compensation and other expenses	(697)	(71)
Restructuring accrual	2,102	(975)
Customer deposits	—	(762)
Deferred revenue	(99)	(318)
Income taxes payable	(1,937)	1,527
Other liabilities	(26)	(211)

Net cash used in operating activities	(12,858)	(8,762)

Cash flows from investing activities:
Sales of short-term investments	—	3,500
Purchases of property and equipment	(1,170)	(741)

Net cash (used in) provided by investing activities	(1,170)	2,759

Cash flows from financing activities:
Payments on bank and other borrowings	(41)	(40)
Proceeds from exercise of stock options	47	1,005
Proceeds from sale of stock to employees	84	101

Net cash provided by financing activities	90	1,066

Effect of exchange rate changes on cash	(128)	65

Net decrease in cash and cash equivalents	(14,066)	(4,872)
Cash and cash equivalents, beginning of period	33,653	44,451

Cash and cash equivalents, end of period	$19,587	$39,579

Supplemental cash flow disclosure:
Cash paid for income taxes	$7	$73

Cash paid for interest	$2	$3

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. ("Dot Hill" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, which was effective for the Company as of January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently invest in derivative instruments and does not presently engage in nor does it intend to engage in hedging activities. Consequently, the adoption of SFAS No. 133 did not have a material impact on the Company's financials statements as of January 1, 2001.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pool-of-interest method. The Company does not believe the adoption of SFAS No. 141 will have a significant impact on its financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangible as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

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

    The following table sets forth the reconciliation of the denominator of the net (loss) income per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Shares used in computing basic net (loss) income per share	24,686	24,169	24,649	24,108
Dilutive effect of stock options	—	962	—	985

Shares used in computing diluted net (loss) income per share	24,686	25,131	24,649	25,093

    For the three and six months ended June 30, 2001, options to purchase 2,610,794 shares of the Company's common stock at exercise prices ranging from $.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

    For the three months ended June 30, 2000, options to purchase 172,348 shares of the Company's common stock at exercise prices ranging from $9.81 to $15.94 per share were outstanding, but were not included in the calculation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares. For the six months ended June 30, 2000, options to purchase 162,348 shares of the Company's common stock at exercise prices ranging from $9.94 to $15.94 per share were outstanding, but were not included in the calculation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares.

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market value and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

	June 30, 2001	December 31, 2000
Purchased parts and materials	$12,563	$15,968
Work-in-process	1,031	519
Finished goods	7,118	7,622

	$20,712	$24,109

5.  Restructuring

    In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions were designed to reduce the Company's breakeven point in light of the current economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. As a result of the restructuring, the Company recorded restructuring expenses during the three months ended March 31, 2001 totaling $2.9 million as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees	20

Total	$2,935

    Employee termination costs consist primarily of severance payments for 126 employees. Impairment of property and equipment consists of the write down of certain fixed assets associated with the facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and the consolidation of office space in the New York City branch location.

    In June 2001, the Company implemented further cost reductions in response to the continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, the Company recorded restructuring expenses during the three months ended June 30, 2001 totaling $1.5 million as follows (in thousands):

Employee termination costs	$259
Impairment of property and equipment	350
Facility closures and related costs	861

Total	$1,470

    Employee termination costs consist primarily of severance payments for 54 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with the facility closures. The facility closures and related costs consist of lease termination costs for four sales offices and the closure of the New York City branch location.

    The following is a summary of the accrued restructuring activity during the six months ended June 30, 2001 (in thousands):

	Restructuring expenses three months ended March 31, 2001	Amounts utilized three months ended March 31, 2001	Accrued restructuring expenses at March 31, 2001	Restructuring expenses three months ended June 30, 2001	Amounts utilized three months ended June 30, 2001	Accrued restructuring expenses at June 30, 2001
Employee termination costs	$1,271	$(248)	$1,023	$259	$(833)	$449
Impairment of property and equipment	1,007	(1,007)	—	350	—	350
Facility closures and related costs	637	—	637	861	(215)	1,283
Professional fees	20	—	20	—	—	20

Total	$2,935	$(1,255)	$1,680	$1,470	$(1,048)	$2,102

    The Company anticipates that a majority of the remaining accrual at June 30, 2001, which consists of employee, lease and contract termination costs, will be paid in 2001. The Company estimates that approximately $561,000 of accrued lease termination costs will remain outstanding at the end of 2001.

6.  Credit Facilities

    In February 2001, the Company entered into an agreement with a commercial bank (the "Line of Credit"), which provides for borrowings of up to $15 million under a two-year revolving line of credit. Borrowings under the Line of Credit are collateralized by a pledge of the Company's deposits held at the bank. The Line of Credit incurs interest at the bank's prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity. As of June 30, 2001 no amounts have been borrowed under the Line of Credit.

7.  Income Tax Provision

    In March 2001, the Company recorded a $16.0 million charge in connection with an increase in the valuation allowance provided for the Company's deferred income tax assets.

8.  Legal Matters

    In January 2001, a final settlement in the class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering was approved by the United State District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and the judgment has not been appealed. Therefore, the action has been finalized.

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

    The Company's operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of storage systems including SANnet™; tape backup; and service. The Company also identifies operating segments by market segment, which consists of e-commerce, telecommunications, and Internet, Applications and Storage Service Providers ("xSPs"); government; and commercial and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

    Information concerning revenue by product and service is as follows (in thousands):

	Storage Systems	Tape Backup	Service	Total
Three months ended:
June 30, 2001:
Net revenue	$12,071	$1,208	$1,619	$14,898

Gross margin	3,326	330	741	4,397

June 30, 2000:
Net revenue	$28,157	$3,109	$2,177	$33,443

Gross margin	10,148	583	1,342	12,073

Six months ended:
June 30, 2001:
Net revenue	$26,965	$3,133	$3,385	$33,483

Gross margin	4,515	796	847	6,158

June 30, 2000:
Net revenue	$54,155	$5,955	$4,186	$64,296

Gross margin	20,676	1,074	2,345	24,095

    Information concerning revenue by market segment is as follows (in thousands):

	E-commerce, telecommunications and xSPs	Government	Commercial and other	Total
Three months ended:
June 30, 2001:
Net revenue	$5,580	$3,194	$6,124	$14,898

Gross margin	1,508	1,346	1,543	4,397

June 30, 2000:
Net revenue	$10,997	$5,102	$17,344	$33,443

Gross margin	3,873	2,253	5,947	12,073

Six months ended:
June 30, 2001:
Net revenue	$12,072	$7,393	$14,018	$33,483

Gross margin (loss)	2,658	3,722	(222)	6,158

June 30, 2000:
Net revenue	$22,408	$9,047	$32,841	$64,296

Gross margin	8,292	3,959	11,844	24,095

    Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenue:
United States	$10,992	$27,428	$22,913	$50,252
Europe	2,769	3,733	8,018	9,203
Asia/Pacific	1,137	2,282	2,552	4,841

	$14,898	$33,443	$33,483	$64,296

Operating (loss) income:
United States	$(5,642)	$(443)	$(18,535)	$(1,510)
Europe	(222)	1,005	(575)	2,631
Asia/Pacific	(15)	634	43	1,196

	$(5,879)	$1,196	$(19,067)	$2,317

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

    Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include risks related to the Company's ability to achieve profitability, the global economic downturn and its impact on the Company's business, customer acceptance of the Company's storage products, the Company's ability to provide customers with cost-effective new products on a timely basis, new product introductions by competitors and the highly competitive industry in which the Company operates, the Company's ability to attract and retain talented qualified management and other personnel, the impact of recent restructurings on the Company's ability to grow the business, the Company's ability to raise additional capital on acceptable terms and other risks referred to in the following discussion. However, the Company urges you to read the Company's Annual Report on Form 10-K for the year ended December 31, 2000, particularly the section entitled "Certain Risk Factors Related to the Company's Business," to learn more about the risks and uncertainties that the Company faces.

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

    On August 2, 1999, Box Hill Systems Corp ("Box Hill") and Artecon, Inc ("Artecon") were merged in a tax-free, stock-for-stock transaction (the "Merger"). The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the Merger agreement, Box Hill issued an aggregate of 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible Series "A" preferred shares were converted into an aggregate of 719,037 shares of Box Hill common stock.

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

Results of Operations

    The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.5	63.9	81.6	62.5

Gross profit	29.5	36.1	18.4	37.5

Operating expenses:
Sales and marketing	39.1	22.0	43.0	22.5
Engineering and product development	11.0	5.7	10.7	6.2
General and administrative	9.0	4.8	8.5	5.2
Restructuring expenses	9.9	—	13.2	—

Total operating expenses	69.0	32.5	75.4	33.9

Operating (loss) income	(39.5)%	3.6%	(56.9)%	3.6%

Net (loss) income	(38.5)%	3.5%	(102.9)%	3.3%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net revenue

    Net revenues reflect the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 55.5% to $14.9 million for the three months ended June 30, 2001 from $33.4 million for the three months ended June 30, 2000.

The decrease in net revenue was primarily attributable to the global economic downturn and its effect on demand, particularly from telecommunications and other commercial sectors, as well as the Company's strategy to shift away from the Legacy products. During the second quarter of 2001, sales of the Company's storage systems, including the SANnet product line, accounted for approximately 81% of net revenue, tape backup for approximately 8% of net revenue, and service for approximately 11% of net revenue. Sales of the SANnet product line accounted for approximately 52% of net revenue. Sales to xSPs, telecommunications, and e-commerce customers accounted for 37% of net revenue, sales to government customers accounted for 21% of net revenue, and sales to other customers accounted for 42% of net revenue.

Gross margin

    Gross margin decreased 63.6% to $4.4 million for the three months ended June 30, 2001, from $12.1 million for the comparable period of 2000. As a percentage of net revenue, gross margin decreased to 29.5% for the three months ended June 30, 2001, from 36.1% for the comparable period of 2000. The decrease in gross margin as a percentage of net revenue is primarily attributable to the less efficient absorption of fixed manufacturing costs due to the decrease in revenue.

Sales and marketing expenses

    Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses decreased 20.7% to $5.8 million for the three months ended June 30, 2001 from $7.4 million for the three months ended June 30, 2000. The decrease in selling and marketing expenses is primarily attributable to reductions in salaries and related expenses as a result of reduction in headcount, and lower commissions as a result of lower revenue. As a percentage of net revenue, sales and marketing expenses increased to 39.1% for the three months ended June 30, 2001 from 22.0% for the comparable period of 2000. The increase in the percentage of net revenue was primarily attributable to the lower sales revenue in the second quarter of 2001.

Engineering and product development expenses

    Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses decreased 14.7% to $1.6 million for the three months ended June 30, 2001 from $1.9 million for the same period in 2000. The decrease in engineering and product development expenses is primarily attributable to a decrease in prototype and test equipment expenses. As a percentage of net revenue, engineering and product development expenses increased to 11.0% for the three months ended June 30, 2001 from 5.7% for the comparable period of 2000 as a result of lower sales revenue in the second quarter of 2001.

General and administrative expenses

    General and administrative expenses consist primarily of compensation to officers and employees performing the Company's administrative functions and expenditures for administrative facilities. General and administrative expenses decreased to $1.3 million for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. The decrease in general and administrative expenses is primarily attributable to a decrease in executive compensation expenses and a decrease in amortization expense for certain intangible assets that were fully amortized as of June 30, 2000. As a percentage of net revenue, general and administrative expenses increased to 9.0% for the three months ended June 30, 2001 from 4.8% for the comparable period of 2000 primarily as a result of lower sales revenue in the second quarter of 2001.

Restructuring expenses

    See Item 2—"Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000, Restructuring Expenses."

Other income

    Other income is comprised of interest income earned on the Company's cash and cash equivalents, interest expense and other income and expense items. Other income decreased to $149,000 for the three months ended June 30, 2001 from $720,000 for the same period in 2000. The decrease in other income is primarily attributable to two factors: a reduction in interest income earned on cash and cash equivalents as a result of a decrease in the investment portfolio in the three months ended June 30, 2001 compared to the same period in 2000, and $250,000 of other income recorded in the three months ended June 30, 2000 as a result of a settlement reached with a former vendor.

Income tax provision

    The Company did not record a benefit for income taxes for the three months ended June 30, 2001 as a result of a full $16.0 million charge in connection with an increase in the valuation allowance provided for the Company's deferred income tax assets. The Company's effective income tax rate was 39% for the three months ended June 30, 2000, reflecting federal, state and local income taxes, partially offset by permanent items.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net revenue

    Net revenues reflect the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 48.0% to $33.5 million for the six months ended June 30, 2001 from $64.3 million for the six months ended June 30, 2000. The decrease in net revenue was primarily attributable to a reduction in demand from the telecommunications and other commercial sectors, as well as the Company's strategy to shift away from the Legacy products. During the six months ended June 30, 2001, sales of the Company's storage systems, including the SANnet product line, accounted for approximately 80% of net revenue, tape backup for approximately 10% of net revenue, and service for approximately 10% of net revenue. Sales of the SANnet product line accounted for approximately 51% of net revenue. Sales to xSPs, telecommunications, and e-commerce customers accounted for 36% of net revenue, sales to government customers accounted for 22% of net revenue, and sales to other customers accounted for 42% of net revenue.

Gross margin

    Gross margin decreased 74.4% to $6.2 million for the six months ended June 30, 2001, from $24.1 million for the comparable period of 2000. As a percentage of net revenue, gross margin decreased to 18.4% for the six months ended June 30, 2001, from 37.5% for the comparable period of 2000. The decrease in gross margin as a percentage of net revenue is primarily attributable to the less efficient absorption of fixed manufacturing costs due to the decrease in revenue and a $2.0 million increase in the inventory reserve related to the downturn in market conditions since the start of 2001. Excluding the $2.0 million increase in the inventory reserve for the first half of 2001, gross margin for the six months ended June 30, 2001 was 24.4% of net revenue compared to 37.5% for the comparable period of 2000.

Sales and marketing expenses

    Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses decreased 0.2%, or $34,000, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease in selling and marketing expenses is primarily attributable to the decrease in salaries and sales compensation as a result of the restructuring actions taken in the first and second quarters of 2001 offset by higher marketing and advertising expenses in the six months ended June 30, 2001. As a percentage of net revenue, sales and marketing expenses increased to 43.0% for the six months ended June 30, 2001 from 22.5% for the comparable period of 2000. The increase in the percentage of net revenue was primarily attributable to the lower sales revenue in the first six months of 2001.

Engineering and product development expenses

    Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses decreased 10.9% to $3.6 million for the six months ended June 30, 2001 from $4.0 million for the same period in 2000. The decrease in engineering and product development expenses is primarily attributable to a decrease in prototype and test equipment expenses. As a percentage of net revenue, engineering and product development expenses increased to 10.7% for the six months ended June 30, 2001 from 6.2% for the comparable period of 2000 as a result of lower sales revenue in the first six months of 2001.

General and administrative expenses

    General and administrative expenses consist primarily of compensation to officers and employees performing the Company's administrative functions and expenditures for administrative facilities. General and administrative expenses decreased to $2.9 million for the six months ended June 30, 2001 from $3.3 million for the six months ended June 30, 2000. The decrease in general and administrative expenses is primarily attributable to a decrease in executive compensation expenses and a decrease in amortization expenses for certain intangible assets that were fully amortized as of June 30, 2000. As a percentage of net revenue, general and administrative expenses increased to 8.5% for the six months ended June 30, 2001 from 5.2% for the comparable period of 2000 primarily as a result of lower sales revenue in the first six months of 2001.

Restructuring expenses

    In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions were designed to reduce the Company's breakeven point in light of the current economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. As a result of the restructuring, the Company recorded restructuring expenses in the first quarter of 2001 totaling $2.9 million as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees	20

Total	$2,935

    Employee termination costs consist primarily of severance payments for 126 employees. Impairment of property and equipment consists of the write down of certain fixed assets associated with the facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and the consolidation of office space in the New York City branch location.

    In June 2001, the Company implemented further cost reductions in response to the continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, the Company recorded expenses during the three months ended June 30, 2001 totaling $1.5 million as follows (in thousands):

Employee termination costs	$259
Impairment of property and equipment	350
Facility closures and related costs	861

Total	$1,470

    Employee termination costs consist primarily of severance payments for 54 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with the facility closures. The facility closures and related costs consist of lease termination costs for four sales offices and the closure of the New York City branch location.

    The major components of the charges and the remaining accrual balance as of June 30, 2001 is as follows (in thousands):

	Restructuring expenses three months ended March 31, 2001	Amounts utilized three months ended March 31, 2001	Accrued restructuring expenses at March 31, 2001	Restructuring expenses three months ended June 30, 2001	Amounts utilized three months ended June 30, 2001	Accrued restructuring expenses at June 30, 2001
Employee termination costs	$1,271	$(248)	$1,023	$259	$(833)	$449
Impairment of property and equipment	1,007	(1,007)	—	350	—	350
Facility closures and related costs	637	—	637	861	(215)	1,283
Professional fees	20	—	20	—	—	20

Total	$2,935	$(1,255)	$1,680	$1,470	$(1,048)	$2,102

Other income

    Other income is comprised of interest income earned on the Company's cash and cash equivalents, interest expense and other income and expense items. Other income decreased to $633,000 for the six months ended June 30, 2001 from $1.2 million for the same period in 2000. The decrease in other income is primarily attributable to a decrease in interest income earned on cash and cash equivalents as a result of a decrease in the investment portfolio and $250,000 of other income recorded in the six months ended June 30, 2000 as a result of a settlement reached with a former vendor.

Income tax provision

    During the six months ended June 30, 2001, the Company recorded a $16.0 million charge in connection with an increase in the valuation allowance provided for the Company's deferred income tax assets. The majority of the Company's deferred income tax assets consist of net operating loss and tax credit carryforwards. The Company's effective income tax rate was 39% for the six months ended June 30, 2000, reflecting federal, state and local income taxes, partially offset by permanent items.

Liquidity and Capital Resources

    As of June 30, 2001, the Company had $19.6 million of cash and cash equivalents compared to $33.7 million at December 31, 2000. As of June 30, 2001, working capital was $34.9 million.

    For the six months ended June 30, 2001, cash used in operating activities was $12.9 million. The use of cash in operating activities was primarily attributable to a loss before incomes taxes of $18.4 million and an $8.7 million decrease in accounts payable. These uses of cash were offset by an $7.4 million decrease in accounts receivable, a $3.4 million decrease in inventories, and a $2.1 million increase in accrued restructuring costs.

    Cash used in investing activities was $1.2 million for the six months ended June 30, 2001 as a result of purchases of property and equipment. Cash provided by financing activities was $90,000 for the six months ended June 30, 2001 as a result of $131,000 received from the exercise of stock options under the Company's Equity Incentive Plan and from purchases under the Company's Employee Stock Purchase Plan.

    The Company's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $281,000 at June 30, 2001) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of June 30, 2001, the total amount outstanding under the two credit lines was 18 million Yen (approximately US $145,000 at June 30, 2001).

    In February 2001, the Company entered into an agreement with a commercial bank (the "Line of Credit"), which provides for borrowings of up to $15 million under a two-year revolving line of credit. Borrowings under the Line of Credit are collateralized by a pledge of the Company's deposits held at the bank. The Line of Credit incurs interest at the bank's prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity. As of June 30, 2001, no amounts had been borrowed under the Line of Credit.

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

    Competitive pricing pressures exist in the data storage market, and have had, and may in the future have, an adverse effect on the Company's revenues and earnings. The Company believes that pricing pressures are likely to continue as competitors of the Company develop more competitive product offerings and as larger all-purpose computer vendors continue to focus on their storage offerings.

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

Subsequent Event

    The Company has received notification from the New York Stock Exchange that from mid-June into July of 2001, the Company failed to meet a NYSE continued listing requirement that both the Company's average global market capitalization and total shareholder equity must not fall below $50 million for more than 30 consecutive trading days. Although as of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with the NYSE's continued listing standards and its global market capitalization is now above $50 million, the Company is taking steps to comply with all the NYSE procedural requirements. Under the rules of the NYSE, Dot Hill must submit a response to the NYSE's Listings and Compliance Committee describing how it will remain in compliance with the NYSE continued listing requirements. If the NYSE does not approve the response, formal delisting procedures may begin. Should that occur, the Company would have the opportunity to appeal the decision to a Committee of the Board of Directors of the NYSE.

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

    Three countries that have converted to the euro, the Netherlands, France, and Germany, generated revenue of approximately $1.0 million, $74,000 and $1.2 million, respectively, or 6.8% of Dot Hill's net revenue, for the six months ended June 30, 2001. Based on this percentage of net revenue generated from these countries, Dot Hill does not anticipate that the conversion of the euro will have a significant impact on its financial condition or results of operations. The Company is continuing to evaluate the impact that the euro conversion will have on its financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    There have been no significant changes to the quantitative and qualitative information disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. However, the average interest rate earned on the Company's cash equivalents during the six months ended June 30, 2001 did not change from a rate of 4.2% for the year 2000.

Part II—Other Information

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of Dot Hill Systems Corp. was held on May 18, 2001 (the "Annual Meeting"). Dot Hill had 24,619,032 shares of common stock outstanding as of April 2, 2001, the record date for the Annual Meeting. At the Annual Meeting, holders of 24,102,275 shares of common stock were present in person or by proxy.

    At the Annual Meeting, the following proposals, all as more fully described in the Proxy Statement relating to such meeting, were approved: (1) a proposal to elect three directors to hold office until the 2004 Annual Meeting of Shareholders; (2) a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 40,000,000 to 100,000,000 shares and the number of shares of preferred stock authorized for issuance from 5,000,000 to 10,000,000 shares; (3) a proposal to approve the change in the Company's state of incorporation from New York to Delaware; (4) a proposal to ratify the selection of Deloitte and Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2001.

    The following sets forth information regarding the results of the voting at the Annual Meeting:

	FOR	AGAINST	ABSTAIN
Proposal 1: Election of Benjamin Brussell, Dr. Benjamin Monderer, Eng. Sc.D, and Chong Sup Park as Directors	23,787,196	315,079	—
Proposal 2: Approval of Increase in Number of Authorized Shares of Capital Stock	17,093,192	1,049,882	35,941
Proposal 3: Approval of a change in the Company's state of incorporation from New York to Delaware	17,345,070	813,526	20,419
Proposal 4: To ratify the selection of Deloitte & Touche LPP as independent auditors of the Company for its fiscal year ending December 31, 2001.	23,978,138	99,532	24,605

Item 5. Other information

    None.

Item 6. Exhibits and reports on Form 8-K

  (a)
  Exhibits

10.1	Promissory Note dated June 21, 2001 between the Registrant and Dana Kammersgard.
  (b)
  Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	By:	/s/ JAMES L. LAMBERT James L. Lambert Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2001	By:	/s/ PRESTON ROMM Preston Romm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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
SIGNATURES