Form 10-Q
period 2001-09-30
DOT HILL SYSTEMS CORP
filed 2001-11-14
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the Quarterly Period Ended September 30, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from _____________ to _____________

Commission file number 1-13317

DOT HILL SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3460176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6305 El Camino Real, Carlsbad, CA	92009
(Address of principal executive offices)	(Zip Code)

(760) 931-5500

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒Yes     ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 24,790,549 shares outstanding as of November 8, 2001.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

Part I.     Financial Information

Item 1.    CondensedConsolidated Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,551	$33,653
Accounts receivable, net of allowance of $1,457 and $1,593	10,625	19,341
Inventories, net	16,504	24,109
Prepaid expenses and other	2,339	1,948
Deferred income taxes	-	4,067
Total current assets	46,019	83,118
Property and equipment, net	3,626	4,814
Other assets	108	94
Goodwill, net	369	448
Other intangible assets, net	11	49
Notes receivable	1,242	-
Deferred income taxes	-	14,356
Total assets	$51,375	$102,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,209	$17,803
Accrued compensation	1,696	2,748
Accrued expenses	2,189	1,858
Restructuring accrual	919	-
Deferred revenue	1,647	2,866
Income taxes payable	1,448	3,389
Total current liabilities	14,108	28,664
Borrowings under lines of credit	898	186
Other long-term liabilities	227	259
Total liabilities	15,233	29,109
Shareholders’ Equity:
Preferred stock, $.001 and $.01 par value at September 30, 2001 and December 31, 2000, respectively, 10,000 and 5,000 shares authorized at September 30, 2001 and December 31, 2000, respectively, none issued	-	-
Common stock, $.001 and $.01 par value at September 30, 2001 and December 31, 2000, respectively, 100,000 and 40,000 shares authorized at September 30, 2001 and December 31, 2000, respectively, 24,791 and 24,608 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	25	246
Additional paid-in capital	99,467	99,026
Accumulated other comprehensive operations	(351)	(216)
Accumulated deficit	(62,999)	(25,286)
Total shareholders’ equity	36,142	73,770
Total liabilities and shareholders’ equity	$51,375	$102,879

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS

(unaudited)

(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue	$12,294	$26,186	$45,777	$90,482
Cost of goods sold	8,481	17,765	35,806	57,966
Gross margin	3,813	8,421	9,971	32,516
Operating expenses:
Sales and marketing	4,771	7,854	19,171	22,288
Engineering and product development	1,470	2,294	5,038	6,299
General and administrative	1,118	2,276	3,970	5,615
Restructuring expenses	-	-	4,405	-
Total operating expenses	7,359	12,424	32,584	34,202
Operating loss	(3,546)	(4,003)	(22,613)	(1,686)
Other income (expense):
Interest income	164	582	859	1,652
Interest expense	(10)	(9)	(53)	(33)
Other income, net	24	15	73	239
Gain on foreign currency transactions, net	112	106	44	1
Total other income, net	290	694	923	1,859
(Loss) income before income taxes	(3,256)	(3,309)	(21,690)	173
Income tax (benefit) expense	-	(1,325)	16,023	33
Net (loss) income	$(3,256)	$(1,984)	$(37,713)	$140
Basic and diluted net (loss) income per share	$(0.13)	$(0.08)	$(1.53)	$0.01
Weighted average shares used to calculate basic net (loss) income per share	24,721	24,197	24,673	24,138
Weighted average shares used to calculate diluted net (loss) income per share	24,721	24,197	24,673	25,065

Comprehensive operations:
Net (loss) income	$(3,256)	$(1,984)	$(37,713)	$140
Foreign currency translation adjustments	(7)	(99)	(135)	(34)
Comprehensive (loss) income	$(3,263)	$(2,083)	$(37,848)	$106

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(37,713)	$140
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,184	1,106
Deferred income taxes	18,423	-
Impairment of property and equipment	1,357	-
Provision for doubtful accounts	(136)	1,143
Changes in operating assets and liabilities:
Accounts receivable	8,852	(3,422)
Inventories	7,605	(9,578)
Prepaid expenses and other assets	(407)	(641)
Notes receivable	(1,242)	-
Accounts payable	(11,594)	2,533
Accrued compensation and other expenses	(721)	(1,479)
Restructuring accrual	919	(1,065)
Customer deposits	-	(1,076)
Deferred revenue	(1,219)	(554)
Income taxes payable	(1,941)	(94)
Other liabilities	(32)	(224)
Net cash used in operating activities	(16,665)	(13,211)
Cash flows from investing activities:
Sales of short-term investments	-	3,500
Purchases of property and equipment	(1,234)	(1,511)
Net cash (used in) provided by investing activities	(1,234)	1,989
Cash flows from financing activities:
Proceeds from bank and other borrowings	4,490	-
Payments on bank and other borrowings	(3,778)	(59)
Proceeds from exercise of stock options	59	1,023
Proceeds from sale of stock to employees	161	180
Net cash provided by financing activities	932	1,144
Effect of exchange rate changes on cash	(135)	(34)
Net decrease in cash and cash equivalents	(17,102)	(10,112)
Cash and cash equivalents, beginning of period	33,653	44,451
Cash and cash equivalents, end of period	$16,551	$34,339
Supplemental cash flow disclosure:
Cash paid for income taxes	$27	$94
Cash paid for interest	$26	$4

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.             Recent Accounting Pronouncements

                In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, which was effective for the Company as of January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently invest in derivative instruments and does not presently engage in nor does it intend to engage in hedging activities. Consequently, the adoption of SFAS No. 133 did not have a material impact on the Company’s financials statements as of January 1, 2001.

                In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe the adoption of SFAS No. 141 will have a significant impact on its financial statements.

                In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

                In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

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

                The following table sets forth the reconciliation of the denominator of the net (loss) income per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Shares used in computing basic net (loss) income per share	24,721	24,197	24,673	24,138
Dilutive effect of stock options	-	-	-	927
Shares used in computing diluted net (loss) income per share	24,721	24,197	24,673	25,065

                For the three and nine months ended September 30, 2001, options to purchase 3,017,207 shares of the Company’s common stock at exercise prices ranging from $.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

                For the three months ended September 30, 2000, options to purchase 2,255,194 shares of the Company’s common stock at exercise prices ranging from $.50 to $15.94 were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive. For the nine months ended September 30, 2000, options to purchase 372,148 shares of the Company’s common stock were outstanding at exercise prices ranging from $9.38 to $15.94 per share, but were not included in the calculation of diluted net income per share because their effect was anitdilutive.

4.             Shareholders’ Equity

                Pursuant to shareholder approval obtained at the Annual Meeting of Shareholders of the Company held on May 18, 2001, the Company completed its reincorporation in Delaware on September 19, 2001. Effective September 19, 2001, the authorized capital of the Company consists of 110 million shares, of which 100 million shares are designated common stock at $.001 par value per share, and 10 million shares are designated preferred stock at $.001 par value per share.

                On May 18, 2001, the Company’s Board of Directors authorized an increase of 542,904 shares of the Company's common stock issuable pursuant to the Company’s 2000 Amended and Restated Equity Plan and 100,000 shares of the Company’s common stock issuable pursuant to the Company’s 2000 Amended and Restated Employee Stock Purchase Plan.

5.             Inventories

                Inventories are stated at the lower of cost (first-in, first-out) or market value and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

	September 30, 2001	December 31, 2000
Purchased parts and materials	$11,363	$15,968
Work-in-process	320	519
Finished goods	4,821	7,622
	$16,504	$24,109

6.             Restructuring

                In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions. The cost reduction actions were designed to reduce the Company’s breakeven point in light of the current economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. As a result of the restructuring, the Company recorded restructuring expenses during the three months ended March 31, 2001 totaling $2.9 million as follows (in thousands):

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

                The Company anticipates that approximately $561,000 of accrued lease termination costs will remain outstanding at the end of 2001.

                The following is a summary of the accrued restructuring activity during the nine months ended September 30, 2001 (in thousands):

	Restructuring expenses three months ended March 31, 2001	Restructuring expenses three months ended June 30, 2001	Total restructuring expenses nine months ended September 30, 2001	Amounts utilized and adjustments nine months ended September 30, 2001	Accrued restructuring expenses at September 30, 2001

Employee termination costs	$1,271	$259	$1,530	$(1,482)	$48
Impairment of property and equipment	1,007	350	1,357	(1,357)	-
Facility closures and related costs	637	861	1,498	(652)	846
Professional fees and other	20	-	20	5	25
Total	$2,935	$1,470	$4,405	$(3,486)	$919

7.             Credit Facilities

                In February 2001, the Company entered into an agreement with a commercial bank (the “Line of Credit”), which provides for borrowings of up to $15 million under a two-year revolving line of credit. Borrowings under the Line of Credit are collateralized by a pledge of the Company’s deposits held at the bank. The Line of Credit incurs interest at the bank’s prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity. As of September 30, 2001, the total outstanding balance under the Line of Credit was $512,000.

8.             Income Taxes

                In March 2001, the Company recorded a $16.0 million charge in connection with an increase in the valuation allowance provided for the Company’s deferred income tax assets due to uncertainty regarding their realization.

9.             Legal Matters

                In January 2001, a final settlement in the class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company’s September 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and the judgment was not appealed. Therefore, the action has been finalized.

                The Company is subject to an action first filed by Celtic Capital Corporation against the Company on April 24, 2001 in the Superior Court of the State of California and later amended. Plaintiffs allege violations of the California Commercial Code and breach of contract among other commercial claims.  The Company has responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and Epitech, Inc. asserting various commercial claims including breach of contract.  The Company believes that its defenses to plaintiffs' claims are meritorious, as well as its claims against the cross-defendants.  The Company intends to vigorously defend against the claims asserted against it, and to vigorously pursue the cross-claims filed. The Company expects to incur significant legal expense in this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's results

                The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that any asserted litigation and claims will not have a material adverse effect on the Company’s financial condition or operating results.

10.          Segment and Geographic Information

                Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision-maker is the Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

                The Company’s operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of storage systems including SANnet®; tape backup; and service. The Company also identifies operating segments by market segment, which consist of e-commerce, telecommunications, and Internet, Applications and Storage Service Providers (“xSPs”); government; and commercial and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

                Information concerning revenue by product and service is as follows (in thousands):

	Storage Systems	Tape Backup	Service	Total
Three months ended:
September 30, 2001:
Net revenue	$10,343	$1,015	$936	$12,294
Gross margin	$3,265	$174	$374	$3,813
September 30, 2000:
Net revenue	$20,117	$3,672	$2,397	$26,186
Gross margin	$6,412	$753	$1,256	$8,421

Nine months ended:
September 30, 2001:
Net revenue	$37,306	$4,149	$4,322	$45,777
Gross margin	$7,781	$969	$1,221	$9,971
September 30, 2000:
Net revenue	$74,272	$9,627	$6,583	$90,482
Gross margin	$27,088	$1,827	$3,601	$32,516

                Information concerning revenue by market segment is as follows (in thousands):

	E-commerce, telecommunications and xSPs	Government	Commercial and other	Total
Three months ended:
September 30, 2001:
Net revenue	$4,887	$959	$6,448	$12,294
Gross margin	$659	$355	$2,799	$3,813
September 30, 2000:
Net revenue	$11,156	$2,433	$12,597	$26,186
Gross margin	$4,167	$1,031	$3,223	$8,421
Nine months ended:
September 30, 2001:
Net revenue	$16,960	$8,352	$20,465	$45,777
Gross margin	$3,319	$4,076	$2,576	$9,971
September 30, 2000:
Net revenue	$33,566	$11,480	$45,436	$90,482
Gross margin	$12,458	$4,989	$15,069	$32,516

                Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue:
United States	$8,877	$20,260	$31,790	$70,512
Europe	2,624	3,854	10,642	13,057
Asia/Pacific	793	2,072	3,345	6,913
	$12,294	$26,186	$45,777	$90,482
Operating (loss) income:
United States	$(2,547)	$(5,461)	$(21,082)	$(6,971)
Europe	(869)	965	(1,444)	3,596
Asia/Pacific	(130)	493	(87)	1,689
	$(3,546)	$(4,003)	$(22,613)	$(1,686)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

                Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond the control of the Company, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in the following discussion. However, the Company urges you to read the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, particularly the section entitled “Certain Risk Factors Related to the Company’s Business,” to learn more about the risks and uncertainties that the Company faces.

                Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and except as required by applicable law, the Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

                Dot Hill designs, manufactures, markets and supports carrier-class data storage systems for the open systems computing environment. In the United States, the Company employs a direct and OEM marketing strategy aimed at data-intensive industries which, to date, include financial services, telecommunications, xSPs, multimedia, healthcare, government/defense and academia. The Company's international strategy is to sell directly to end users in certain regions, and to use distributors in others. The Company focuses on providing storage solutions to high-end customers primarily in the UNIX, Windows, Linux and Novell environments. The Company's strategy is to leverage its expertise as a company focused exclusively on storage solutions.

                On August 2, 1999, Box Hill Systems Corp. (“Box Hill”) and Artecon, Inc. (“Artecon”) were merged in a tax-free, stock-for-stock transaction (the “Merger”). The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the Merger agreement, Box Hill issued an aggregate of 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon's convertible Series “A” preferred shares were converted into an aggregate of 719,037 shares of Box Hill common stock.

                During fiscal 1997, Artecon and Storage Dimensions, Inc. (“SDI”) completed a reverse merger accounted for as a purchase of SDI by Artecon, and the surviving company changed its name to Artecon. As such, the historical financial results of Artecon for all years prior to the SDI merger are those of Artecon. Additionally, in August 1997, Artecon acquired substantially all of the assets and liabilities of Falcon Systems, Inc. The acquisition was accounted for as a purchase.

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

Results of Operations

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.0	67.8	78.2	64.1
Gross margin	31.0	32.2	21.8	35.9
Operating expenses:
Sales and marketing	38.8	30.0	41.9	24.6
Engineering and product development	12.0	8.8	11.0	7.0
General and administrative	9.1	8.7	8.7	6.2
Restructuring expenses	-	-	9.6	-
Total operating expenses	59.9	47.5	71.2	37.8
Operating loss	(28.9)%	(15.3)%	(49.4)%	(1.9)%
Net (loss) income	(26.5)%	(7.6)%	(82.4)%	.2%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net revenue

                Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 53.1% to $12.3 million for the three months ended September 30, 2001 from $26.2 million for the three months ended September 30, 2000. The decrease in net revenue was primarily attributable to the global economic downturn and its effect on demand, particularly from telecommunications and other commercial sectors, as well as the Company’s strategy to shift away from the Legacy products. The effect of the economic downturn was further compounded by the September 11th attacks on the United States.  During the third quarter of 2001, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 84% of net revenue, tape backup for approximately 8% of net revenue, and service for approximately 8% of net revenue. Sales of the SANnet product line accounted for approximately 52% of net revenue. Sales to xSPs, telecommunications, and e-commerce customers accounted for 40% of net revenue, sales to government customers accounted for 8% of net revenue, and sales to other customers accounted for 52% of net revenue.

Gross margin

                Gross margin decreased 54.7% to $3.8 million for the three months ended September 30, 2001, from $8.4 million for the comparable period of 2000. As a percentage of net revenue, gross margin decreased to 31.0% for the three months ended September 30, 2001, from 32.2% for the comparable period of 2000. The decrease in gross margin as a percentage of net revenue is primarily attributable to the less efficient absorption of fixed manufacturing costs due to the decrease in revenue offset by a higher margin product mix.

Sales and marketing expenses

                Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses.  Sales and marketing expenses decreased 39.3% to $4.8 million for the three months ended September 30, 2001 from $7.9 million for the three months ended September 30, 2000. The decrease in selling and marketing expenses is primarily attributable to reductions in salaries and related expenses as a result of reduction in headcount, lower commissions as a result of lower revenue, and a reduction in inventory reserves for sales and service evaluation and demonstration equipment. As a percentage of net revenue, sales and marketing expenses increased to 38.8% for the three months ended September 30, 2001 from 30.0% for the comparable period of 2000. The increase in the percentage of net revenue was primarily attributable to the lower sales revenue in the third quarter of 2001.

Engineering and product development expenses

                Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses decreased 35.9% to $1.5 million for the three months ended September 30, 2001 from $2.3 million for the same period in 2000. The decrease in engineering and product development expenses is primarily attributable to a decrease in prototype and test equipment expenses, a reduction in inventory reserves for engineering evaluation equipment, and reductions in salaries and related expenses as a result of a reduction in headcount. As a percentage of net revenue, engineering and product development expenses increased to 12.0% for the three months ended September 30, 2001 from 8.8% for the comparable period of 2000 as a result of lower sales revenue in the third quarter of 2001.

General and administrative expenses

                General and administrative expenses consist primarily of compensation to officers and employees performing the Company’s administrative functions and expenditures for administrative facilities.  General and administrative expenses decreased to $1.1 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000. The decrease in general and administrative expenses is primarily attributable to a decrease in executive compensation expenses, and a decrease in legal expenses. General and administrative expenses for the three months ended September 30, 2000 include a one-time severance and compensation payment totaling $560,000.  As a percentage of net revenue, general and administrative expenses increased to 9.1% for the three months ended September 30, 2001 from 8.7% for the comparable period of 2000 primarily as a result of lower sales revenue in the third quarter of 2001.

Other income

                Other income is comprised of interest income earned on the Company’s cash and cash equivalents, interest expense and other income and expense items. Other income decreased to $290,000 for the three months ended September 30, 2001 from $694,000 for the same period in 2000. The decrease in other income is primarily attributable to a reduction in interest income earned on cash and cash equivalents as a result of a decrease in the investment portfolio and a decrease in interest rates in the three months ended September 30, 2001 compared to the same period in 2000.

Income tax provision

                The Company did not record a benefit for income taxes for the three months ended September 30, 2001primarily as a result of an increase in the valuation allowance provided for the Company’s deferred income tax assets due to uncertainty regarding their realization. The Company’s effective income tax rate was (40)% for the three months ended September 30, 2000, reflecting federal, state, and  local income tax benefits, partially offset by permanent items.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net revenue

                Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 49.4% to $45.8 million for the nine months ended September 30, 2001 from $90.5 million for the nine months ended September 30, 2000. The decrease in net revenue was primarily attributable to the global economic downturn and its effect on demand, particularly from the telecommunications and other commercial sectors, as well as the Company’s strategy to shift away from the Legacy products. During the nine months ended September 30, 2001, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 82% of net revenue, tape backup for approximately 9% of net revenue, and service for approximately 9% of net revenue. Sales of the SANnet product line accounted for approximately 47% of net revenue. Sales to xSPs, telecommunications, and e-commerce customers accounted for 37% of net revenue, sales to government customers accounted for 18% of net revenue, and sales to other customers accounted for 45% of net revenue.

Gross margin

                Gross margin decreased 69.3% to $10.0 million for the nine months ended September 30, 2001, from $32.5 million for the comparable period of 2000. As a percentage of net revenue, gross margin decreased to 21.8% for the nine months ended September 30, 2001, from 35.9% for the comparable period of 2000. The decrease in gross margin as a percentage of net revenue is primarily attributable to the less efficient absorption of fixed manufacturing costs due to the decrease in revenue and a $2.0 million increase in the inventory reserve related to the downturn in market conditions since the start of 2001. Excluding the $2.0 million increase in the inventory reserve for the first half of 2001, gross margin for the nine months ended September 30, 2001 was 26.2% of net revenue compared to 35.9% for the comparable period of 2000.

Sales and marketing expenses

                Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Sales and marketing expenses decreased 14.0%, or $3.1 million, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in selling and marketing expenses is primarily attributable to the decrease in salaries and sales compensation as a result of the restructuring actions taken in the first and second quarters of 2001, a reduction in the reserves for sales and service evaluation and demonstration equipment, offset by higher marketing and advertising expenses in the nine months ended September 30, 2001. As a percentage of net revenue, sales and marketing expenses increased to 41.9% for the nine months ended September 30, 2001 from 24.6% for the comparable period of 2000. The increase in the percentage of net revenue was primarily attributable to the lower sales revenue in the first nine months of 2001.

Engineering and product development expenses

                Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses decreased 20.0% to $5.0 million for the nine months ended September 30, 2001 from $6.3 million for the same period in 2000. The decrease in engineering and product development expenses is primarily attributable to a decrease in prototype and test equipment expenses and a reduction in inventory reserves for engineering test and evaluation equipment. As a percentage of net revenue, engineering and product development expenses increased to 11.0% for the nine months ended September 30, 2001 from 7.0% for the comparable period of 2000 as a result of lower sales revenue in the first nine months of 2001.

General and administrative expenses

                General and administrative expenses consist primarily of compensation to officers and employees performing the Company’s administrative functions and expenditures for administrative facilities.  General and administrative expenses decreased to $4.0 million for the nine months ended September 30, 2001 from $5.6 million for the nine months ended September 30, 2000. The decrease in general and administrative expenses is primarily attributable to a decrease in executive compensation and related expenses, a decrease in legal expenses, and a decrease in amortization expenses for certain other intangible assets that were fully amortized as of September 30, 2000. General and administrative expenses for the nine months ended September 30, 2000 include a one-time severance and compensation payment of approximately $560,000. As a percentage of net revenue, general and administrative expenses increased to 8.7% for the nine months ended September 30, 2001 from 6.2% for the comparable period of 2000 primarily as a result of lower sales revenue in the first nine months of 2001.

Restructuring expenses

                In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions were designed to reduce the Company’s breakeven point in light of the current economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. As a result of the restructuring, the Company recorded restructuring expenses in the first quarter of 2001 totaling $2.9 million as follows (in thousands):

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

                The major components of the charges and the remaining accrual balance as of September 30, 2001 is as follows (in thousands):

	Restructuring expenses three months ended March 31, 2001	Restructuring expenses three months ended June 30, 2001	Total restructuring expenses nine months ended September 30, 2001	Amounts utilized and adjustments nine months ended September 30, 2001	Accrued restructuring expenses at September 30, 2001

Employee termination costs	$1,271	$259	$1,530	$(1,482)	$48
Impairment of property and equipment	1,007	350	1,357	(1,357)	-
Facility closures and related costs	637	861	1,498	(652)	846
Professional fees and other	20	-	20	5	25
Total	$2,935	$1,470	$4,405	$(3,486)	$919

Other income

                Other income is comprised of interest income earned on the Company’s cash and cash equivalents and interest expense and other income and expense items. Other income decreased to $923,000 for the nine months ended September 30, 2001 from $1.9 million for the same period in 2000. The decrease in other income is primarily attributable to a decrease in interest income earned on cash and cash equivalents as a result of a decrease in the investment portfolio and declining interest rates in the nine months ended September 30, 2001 compared to the same period in 2000 and $250,000 of other income recorded in the nine months ended September 30, 2000 as a result of a settlement reached with a former vendor.

Income tax provision

                During the nine months ended September 30, 2001, the Company recorded a $16.0 million charge in connection with an increase in the valuation allowance provided for the Company’s deferred income tax assets due to uncertainty regarding their realization. The majority of the Company’s deferred income tax assets consist of net operating loss and tax credit carryforwards. The Company’s effective income tax rate was 19% for the nine months ended September 30, 2000, reflecting federal, state and local income taxes, partially offset by permanent items.

Liquidity and Capital Resources

                As of September 30, 2001, the Company had $16.6 million of cash and cash equivalents compared to $33.7 million at December 31, 2000. As of September 30, 2001, working capital was $31.9 million.

                For the nine months ended September 30, 2001, cash used in operating activities was $16.7 million. The use of cash in operating activities was primarily attributable to a loss before incomes taxes of $21.7 million and an $11.6 million decrease in accounts payable. These uses of cash were offset by an $8.9 million decrease in accounts receivable and a $7.6 million decrease in inventories.

                Cash used in investing activities was $1.2 million for the nine months ended September 30, 2001 as a result of purchases of property and equipment totaling $1.2 million. Cash provided by financing activities was $932,000 for the nine months ended September 30, 2001 as a result of $712,000 in net proceeds from borrowings under the Company’s line of credit and $220,000 from the exercise of stock options under the Company’s Equity Incentive Plan and from purchases under the Company’s Employee Stock Purchase Plan.

                The Company’s Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 65 million Yen (approximately US $544,000 at September 30, 2001) at interest rates ranging from 1.8% to 2.6%.  Interest is due monthly, with principal due and payable on various dates through August 2006.  Borrowings are secured by the inventories of the Japanese subsidiary.  As of September 30, 2001, the total amount outstanding under the three credit lines was 25 million Yen (approximately US $386,000 at September 30, 2001).

                In February 2001, the Company entered into an agreement with a commercial bank (the “Line of Credit”), which provides for borrowings of up to $15 million under a two-year revolving line of credit. Borrowings under the Line of Credit are collateralized by a pledge of the Company’s deposits held at the bank. The Line of Credit incurs interest at the bank’s prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity. As of September 30, 2001, the total outstanding balance under the Line of Credit was $512,000.

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

Certain Risk Factors Related to the Company’s Business

                Competitive pricing pressures exist in the data storage market, and have had, and may in the future have, an adverse effect on the Company’s revenues and earnings.  The Company believes that pricing pressures are likely to continue as competitors of the Company develop more competitive product offerings, as the economic downturn continues to limit sales opportunities and increase competition, and as larger all-purpose computer vendors continue to focus on their storage offerings.

                Many of the Company’s current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing, and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than the Company, or to deliver competitive products at lower end-user prices.  The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.  Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company’s business, operating results and financial condition.

                The open systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards.  Customer preferences in that market are difficult to predict.  The introduction of products embodying new technologies and the emergence of new industry standards could render the Company’s existing products, as well as its new products, including SANnet, SANpath™ and SANscape™, obsolete.  Also, a number of mergers and acquisitions have taken place among open systems storage companies recently, and that type of activity may continue.  Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products.  Such constant changes make accurate market predictions difficult.  In the past, the Company’s revenue and earnings results have fallen short of market projections; and such shortfalls could occur again in the future.

                The Company generally does not enter into long-term contracts with its customers and sales cycles can be lengthy, particularly since the introduction of the Company's SANnet product line.  Customers generally have certain rights to delay or cancel orders, which could materially and adversely affect the Company’s operating results. Recently, the U.S. economy has experienced a drastic and swift downturn.  Important customers of the Company have experienced budget freezes and disruptive workforce reductions.  This also has resulted in a lengthening of sales cycles, the delay of orders, and has made it very difficult for the Company to accurately predict future financial performance.  It is not known when the downturn in the economy will reverse or when the Company’s customers will return to more predictable ordering patterns.  Until such time, the Company’s business, operating results and financial condition will continue to be materially and adversely effected.

                The Company relies on other companies to supply components for its products and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The loss of one or more suppliers could adversely affect Dot Hill's ability to manufacture and sell products.  The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company’s net revenue to date has been derived from sales to xSPs and customers in the financial services and telecommunications industries.  Historically, a majority of the Company’s net revenue in each year has been derived from a limited number of customers, many of who have been adversely affected by the recent downturn in the economy. The Company's international business activities represented approximately 20% of net revenues in 2000, and the Company currently has sales offices in Japan, Singapore, France, England, Germany, Israel and the Netherlands. These international operations are subject to a variety of risks associated with conducting business internationally.

                The Company’s future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations, which may be difficult due to the Company’s recent workforce reduction.

                At this time, the Company has no significant patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures, which measures may prove to be inadequate. Further, the patents of others may affect the Company's ability to do business. The Company expects that providers of storage will increasingly be subject to infringement claims as the number of products and competitors grow. Although the Company believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. From time to time, the Company receives letters from patent owners that indicate a possible infringement and request to explore a licensing relationship. In 1999, the Company received two such letters and in 2001 a third letter, two such senders are pursuing licensing relationships.. If such inquiries result in the lodging of formal claims, the Company will evaluate such claims as they relate to its products and, if appropriate, may seek licenses to use the protected technology. There can be no assurance that the Company will be able to obtain licenses to use such technology or that licenses could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

                For a more detailed list of some of the risks and uncertainties related to the Company’s business and industry, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

                In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted. See “Part II – Item 1. Legal Proceedings.”

New York Stock Exchange Response

                In July 2001, the Company received notification from the New York Stock Exchange (“NYSE”) that the Company has failed to meet a NYSE continued listing requirement that both the Company’s average global market capitalization and total shareholders’ equity must not fall below $50 million for more than 30 consecutive trading days. Under the rules of the NYSE, the Company submitted a response to the NYSE’s Listings and Compliance Committee describing how it will regain compliance with the NYSE continued listing requirements. On November 2, 2001, the Company received notification from the NYSE that the Listings and Compliance Committee had accepted the Company’s strategic plan. The Company will be subject to quarterly monitoring by the NYSE for compliance with that strategic plan.  No assurance can be given that the Company will be able to remain in compliance with the strategic plan or the NYSE continued listing requirements or that the Company will not be delisted from the NYSE.  In the event of such a delisting, the Company’s stock would no longer be traded on the NYSE, which would have a material adverse effect on the Company, the trading price and liquidity of its common stock and the Company’s ability to raise capital.

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

                Three countries that have converted to the euro, the Netherlands, France, and Germany, generated revenue of approximately $1.1 million, $236,000 and $1.3 million, respectively, or 5.9% of Dot Hill’s net revenue, for the nine months ended September 30, 2001. Based on this percentage of net revenue generated from these countries, Dot Hill does not anticipate that the conversion of the euro will have a significant impact on its financial condition or results of operations. The Company is continuing to evaluate the impact that the euro conversion will have on its financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

                There have been no significant changes to the quantitative and qualitative information disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  However, the average interest rate earned on the Company’s cash equivalents decreased from a rate of 4.2% for the year 2000 to 3.4% during the nine months ended September 30, 2001. This decrease in interest rates reflects the overall decrease in market rates as a result of reductions in the prime interest rate.

Part II.   Other Information

Item 1.    Legal Proceedings

                In January 2001, a final settlement in the class action lawsuit filed again Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company’s September, 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and the judgment was not appealed. Therefore, the action has been finalized.

                The Company is subject to an action first filed by Celtic Capital Corporation against the Company on April 24, 2001 in the Superior Court of the State of California and later amended. Plaintiffs allege violations of the California Commercial Code and breach of contract among other commercial claims.  The Company has responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and Epitech, Inc. asserting various commercial claims including breach of contract.  The Company believes that its defenses to plaintiffs' claims are meritorious, as well as its claims against the cross-defendants.  The Company intends to vigorously defend against the claims asserted against it, and to vigorously pursue the cross-claims filed. The Company expects to incur significant legal expense in this litigation. Such defense costs, and other amounts incurred in connection with this litigation, will be expensed as incurred and will reduce the Company's results

                The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that asserted litigation and claims will not have a material adverse effect on the Company’s financial condition or operating results.

Item 2.    Changes in Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1	Dissolution of Voting Agreement, dated July 18, 2001 among Dr. Monderer, Ms. Turchin and Mr. Mays.
10.2	Change of Control Agreement between the Company and James L. Lambert
10.3	Change of Control Agreement between the Company and Preston Romm
10.4	Change of Control Agreement between the Company and Dana Kammersgard

(b)           Reports on Form 8-K

On September 26, 2001, the Company filed a Current Report on Form 8-K dated September 19, 2001 reporting under Item 5. “Other Information” that the Company completed its reincorporation in Delaware pursuant to the shareholder approval obtained at the Annual Meeting of Shareholders held on May 18, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	By	/s/ James L. Lambert
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2001	By	/s/ Preston Romm
Preston Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)