Form 10-K405
period 2001-12-31
DOT HILL SYSTEMS CORP
filed 2002-03-29
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	13-3460176 (IRS Employer Identification No.)
6305 El Camino Real Carlsbad, CA (Address of principal executive offices)	92009 (zip code)

(760) 931-5500
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares Outstanding at March 19, 2002	Name of Each Exchange on Which Registered
Common stock, $.001 par value	24,790,549	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:

        None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 2002 was $36,964,278.

        Documents incorporated by reference:

        Portions of Dot Hill's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of Form 10-K.

DOT HILL SYSTEMS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

Forward Looking Statements

        Certain statements contained in this report including, but not limited to, statements regarding the development, growth and expansion of Dot Hill Systems Corp.'s ("Dot Hill" or the "Company") business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond the control of the Company, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth at the end of this Item 1 in "Certain Risk Factors Related to the Company's Business," in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere throughout this Annual Report on Form 10-K.

        Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made and except as required by applicable law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Glossary of Terms

Carrier class	Providing the same high level of reliability as telephone networks or carriers, built to remain operational during and after a disaster.
DAS	Direct Attached Storage. A storage system that is connected directly to a server; also referred to as server-attached storage or host attached storage.
Disk array (or array)	An arrangement of two or more hard disks, in RAID or daisy-chain configuration, organized to improve speed and provide protection of data against loss.
Failover	The transfer of operation from a failed component (i.e. controller, disk drive) to a similar, redundant component to ensure uninterrupted data flow and operability.
Fault tolerance	The ability of a system to cope with internal hardware problems (e.g., a disk drive failure) and still continue to operate with minimal impact, such as by bringing a backup system online.
Fibre Channel	A high-speed storage/networking interface that offers higher performance, greater capacity and cabling distance, increased system configuration flexibility and scalability, and simplified cabling.
GB	Gigabyte. Approximately one billion bytes, 1,024 megabytes.

Hot swappable	The ability to replace a component (e.g., disk drive, controller, fan, power source) while the system is on line, without having to power down; also referred to as hot-plug removable.
Internet	A worldwide system of linked computer networks.
IP
Internet Protocol. IP is part of the TCP/IP communications protocol. IP implements network layer 3 of the OSI model; it contains a network address and is used to route a message to a different network or subnetwork. IP accepts "packets" from the layer 4 transport protocol (TCP, or Transport Control Protocol), adds its own header to it, and delivers a "datagram" to the layer 2 data link protocol.
JBOD	An acronym for "just a bunch of disks"—a disk array without a controller.
LAN	Local Area Network: a network of computers within a limited area (e.g., a company or organization).
LUN	Logical Unit Number: an addressing scheme used to define SCSI devices on a single SCSI bus.
LVD	Low Voltage Differential.
LVM
Logical Volume Manager. Software that provides disk usage analysis, RAID techniques, and the dynamic reconfiguration of disk storage while a system is online, thereby helping to ensure continuous data availability, ease of use, and data protection.
MB	Megabyte: 1,048,576 bytes, a unit of measurement for data storage.
NAS
Network-Attached Storage: a disk array storage system that is attached directly to a network rather than to the network server (i.e., host attached); functions as a server in a client/server relationship, has a processor, an operating system or micro-kernel, and processes file I/O protocols such as SMB and NFS.
NEBS
Network Equipment Building System: Equipment standards set forth by Bell Communications Research (Bellcore) for electromagnetic compatibility, thermal robustness, fire resistance, earthquake and office vibration resistance, transportation and handling durability, acoustics and illumination, and airborne contaminant resistance.
OEM	Original Equipment Manufacturer: a company that manufactures a given piece of hardware (unlike a value-added reseller, which changes and repackages the hardware).
Open systems
Computing environments incorporating computers that act as servers interconnected over a network to client workstations and a variety of other system components and peripherals based on a series of published or open interface specifications.

RAID	Redundant Array of Independent (or inexpensive) Disks: a collection of storage disks with a controller (or controllers) to manage the storage of data on the disks.
SAN	Storage Area Network: a network infrastructure of shared multi-host storage, linking all storage devices as well as interconnecting remote sites.
SCSI	Small Computer Systems Interface: an interface that serves as an expansion bus that can be used to connect hard disk drives, tape drives, and other hardware components.
SRM
Storage Resource Management. Software that includes everything from capacity planning to performance management, backup and data recoverability. It incorporates all storage-related hardware and networks, including RAID devices in branch offices or SANs.
Telco	Abbreviation for "telecommunications company."
TB	Terabyte. Approximately one trillion bytes, or 1,024 gigabytes. (SANnet rack cabinet can scale up to 14.4 TBs.)
Ultra 2, Ultra 3	Types of SCSI interfaces.
UNIX	A popular multi-user computer operating system commonly used on open systems.
VPN	Virtual Private Network. A private network that makes use of the public telecommunication infrastructure, maintaining privacy through the use of a tunneling protocol and security procedures.
WAN	Wide-Area Network: a network that uses high-speed, long-distance communications technology (e.g., phone lines and satellites) to connect computers over long distances.

PART I

Item 1. Business

        The Company is an independent provider of high-performance data storage and networking solutions. The Company designs, manufactures, markets and supports data storage products and systems for the open systems computing environment, including Windows NT, Solaris, Linux, HP-UX, AIX and others. The Company's storage solutions encompass a broad range of scalable products and services targeting high-end customers. With information becoming an increasingly critical business tool, these customers demand certain characteristics in their storage systems, particularly high reliability, availability, performance, manageability and fault-tolerance, as well as the highest level of customer and technical support. The Company has a history of providing high-end storage solutions that meet these requirements by combining extensive design and implementation experience with leading-edge technologies. The Company is one of the few in the industry to offer NEBS Level 3 and MIL-STD-810F certified, carrier-class storage systems. The NEBS standard was developed by Bellcore for telephone equipment and speaks to system ruggedness and reliability.

        The Company targets data-intensive industries, which to date include telecommunications, enterprise Internet applications, financial services, health care, government/defense and academia. The Company employs a direct marketing strategy that is executed by its domestic and international sales forces. The Company also sells through its OEM channels, by which the Company's systems are integrated with products of third parties, and sold by those third parties to end-users. To a lesser extent, the Company sells through resellers. The Company has three hubs, located in Carlsbad, California, the Netherlands and Japan. The Company has other offices across the United States and in the United Kingdom, Germany, Singapore, and Israel.

Industry Overview

        The rapid proliferation of data-intensive applications, such as the Internet, Internet service providers, digital broadcasting, data warehousing, data mining, and the migration of mission-critical applications of mainframe computers, has fueled the demand for open-systems data storage. High-end disk storage systems, tape backup systems and storage management software designed to operate on multiple platforms have become a critical part of a company's management information systems, and computer purchasing decisions are increasingly becoming "storage centric." In many instances, capital expenditures on storage systems are equal to or greater than those made on computer processing hardware. The high end of the open systems market is characterized by large capacity UNIX variants such as Solaris (Sun), HP-UX (Hewlett Packard), AIX (IBM), LINUX, and Windows NT (Microsoft) servers operating in multi-platform environments, generally running mission-critical applications.

Host-Attached Storage and Fibre Channel Interfaces

        The open systems market's current host-attached storage options include disk arrays, RAID storage systems and tape backup systems. Generally, each of these storage options is attached to the host by a SCSI bus. SCSI (including Ultra SCSI, Ultra 2 and Ultra 3, which were designed to transfer data at increasingly higher rates with enhanced reliability and lower error rates) has been the interface most commonly used in storage systems. Fibre Channel is a high-speed serial interface that became commercially available in 1997 and has since gained acceptance. Fibre Channel enables the transfer of data between computers and peripherals at increased rates and cabling lengths, and among a greater number of hosts. Fibre Channel also enables SANs, which generally cannot be configured using the SCSI standard.

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

        The Company was one of the first storage vendors to provide SANs to its customers. In September 1999, the Company launched its new line of storage systems, SANnet®, which is engineered to operate in SAN environments. SANnet comes bundled with SANpath®, a Dot Hill-developed storage management software package that greatly enhances the benefits and performance of SANs. While SANs have gained industry acceptance, SAN technology is ever evolving, and the Company cannot predict with certainty the timing and magnitude of customer demand for SANs.

The Dot Hill Solution

        Dot Hill develops and markets a comprehensive range of data storage networking products and systems designed to meet the requirements of the open systems market. The Company's products and services are intended to provide users with the following benefits:

Reliability

        The Company designs redundancy, reliability and high-performance into its storage systems. Redundant components, such as power inlets, fans and controllers, are hot-swappable, which means that there are at least two of the components in the system and customers can replace, upgrade or service the components in the field without interrupting network activity.

        Certain of the Company's products are NEBS Level 3 certified by an independent laboratory including the SANnet line of systems. The carrier class standard known as NEBS Level 3 was developed by Bellcore to test the technology ruggedness of products. This strict reliability standard is required by certain global telephone networks to ensure that equipment remains operational during and after a disaster. In order to pass certification, products are subjected to 99 degree Fahrenheit temperature fluctuations, 15,000 volts of electrical discharge, the need to self-extinguish when on fire, humidity fluctuations from 5% to 90%, airborne contaminants comparable to a 400 mph dust storm, and the stress of an 8.3 earthquake. In addition, the SANnet storage systems have been tested to 99.9998% uptime availability, which is reliability beyond the NEBS Level 3 requirements by a factor of almost 10.

        Certain of the Company's products are certified by an independent laboratory on a variety of United States Department of Defense military ruggedization standards know as MIL-STD-810F. MIL-STD-810F focuses on environmental engineering issues and requires products to pass various laboratory tests to ensure that military equipment operates in worldwide environments. All of the Company's SANnet systems, the 2000, 3000, 4000, 6000, and 7000 Series passed the following environmental tests: altitude, high and low temperatures, humidity, functional shock, salt fog, transportation vibration and watercraft and marine vehicles.

Capacity and Density

        The Company's disk storage systems scale from a few hundred GBs up to 14.4 TBs in a single 72-inch cabinet. The Company's tape backup solutions scale from a few hundred GBs up to 41.2 TBs in a library. The Company believes that its SANnet line of storage systems is among the densest in the industry. The SANnet 2200 can house ten drives in a single, 3U(unit) enclosure (1U = 1.75 inches).

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

Multi-platform Support

        As an independent provider of storage products, Dot Hill is well positioned to provide storage solutions on a variety of platforms including UNIX, Windows, Linux and Novell. The Company's new SANnet line of systems supports multiple servers operating on different platforms simultaneously. This cross-platform capability allows customers to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as the customer's operating systems or other open systems components change.

Scalability

        The Company's products are designed to be flexible and modular, thereby allowing the Company to size and configure storage systems to meet the specific requirements of individual customers. This modular architecture also allows the Company to expand or reconfigure a customer's system, as the customer's needs change, thereby allowing customers to retain capital value in their underlying systems.

Manageability

        The Company believes that the ability to manage storage systems, particularly through storage management software, is becoming a key differentiator among storage vendors. The Company has a team of software engineers focused on software management efforts. The Company's storage management software offerings enable customers to more easily manage, configure and respond to their systems. SANpath and SANscape® offer various management tools, including: automatic balancing of data loads among multiple data paths; automatic routing of data from non-functioning paths; LUN masking; remote monitoring of multi-site systems; and remote configuration of multi-site systems.

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

        In September 2001, the Company unveiled its new line of Axis Storage Managers™, which is a family of innovative self-contained systems that add affordable intelligence to existing storage and network infrastructures.

        In September 1999, the Company launched a line of storage systems, SANnet, which comes bundled with SANpath, a storage management software. The Company also offers certain products from Artecon and Box Hill to provide custom storage solution for certain customers.

SANnet Product Line

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

          SANnet 7000 Series is a carrier-class pure Fibre Channel RAID storage system for one-to-many servers in data-intensive environments and on virtually any platform. It provides transfer rates up to 400 MB/second and can be used with stand-alone servers, server clusters or in a SAN. It supports RAID levels 0, 1, 0 + 1, 3, 5, 10, 30, 50 and partitioning.

          SANnet 4000 Series is a carrier-class RAID storage system for one-to-many servers. Featuring Fibre Channel technology, SANnet 4200 provides transfer rates up to 400MB/second on multiple loops and support for RAID levels 0, 1, 0+1, 3, 5, 10, 30, and 50. The SANnet 4300 supports single or multiple servers simultaneously and supports a number of operating systems including UNIX, Windows NT, Windows 2000 and Linux and stores from 27 GB to 3.7 TB of data.

          SANnet 3000 Series is a carrier-class RAID storage solution for single or dual servers. Using Ultra2 LVD technology, this product provides transfer rates up to 320MB/second on dual loops and supports RAID levels 0, 1, 0+1, 3, 5, 10, 30, and 50.

          SANnet 2000 Series is a carrier-class RAID storage solution for single servers. Using Ultra3 LVD technology, SANnet 2200 supports dual-channel transfer rates up to 320MB/second on dual loops. SANnet 2300 works directly with Windows, Solaris, or Linux server operating systems as a JBOD or as an expansion chassis in conjunction with a 3300 or 4300 RAID subsystem.

          SANnet Tower is a deskside, all-in-one Fibre Channel SAN solution that directly connects to up to 16 servers. The SANnet Tower offers a high availability, full Fibre solution that supports up to 10 disk drives, and is a scalable storage solution with up to 1.8TB of data storage.

          The RAID Blade is an ultra-slim, rack-mountable storage array with a RAID controller and four hot-swappable Ultra 160 SCSI disk drives. The RAID Blade provides up to 292 GB of storage in a rack-mountable 1U system. The RAID Blade storage systems transfers data at rates up to 160 MB per second.

Axis Storage Manager Product Line

        The Axis Storage Manager family of products enables companies to enhance their existing IT infrastructures without replacing them regardless of what storage is used. Axis also provides mirroring, remote replication and disaster recovery options for mission-critical applications.

          Axis Basic is an affordable stand alone unit that offers all the features of Axis from virtualization and the provisioning of storage assets over IP, to point-in-time volume imaging, SRM, LVM, serverless backup and more

          Axis Remote protects data by providing effective offsite backup capabilities for disaster recovery or other applications. Two matched units replicate data storage on DAS, NAS or SAN systems across existing or new IP or Fibre Channel links, including LANS, MANs, WANS or VPNs, regardless of distance.

          Axis HA is an active-active clustered pair of units, ensuring business continuity while protecting mission-critical data and applications. Faster performance is achieved through resource sharing. And with multiple paths in failover mode, alerts are issued and workload is automatically assumed without operator intervention.

          Axis Advanced features dual Fibre Channel SAN ports, a Gigabit Ethernet NAS port and an Ultra 160 SCSI DAS port, resulting in any-to-any connectivity between storage and networks. The Axis Advanced extends the capabilities offered by the Axis Basic model to Fibre Channel and makes the convergence of SAN and NAS a reality. Axis Advanced also offers a cost-effective solution to businesses that want to add the file-sharing capabilities of NAS to their existing SAN.

SANnet Suite of Software

          The Company's SANnet suite of software consists of two key software packages developed by Dot Hill, SANpath and SANscape.

          SANpath helps to ensure availability and failover and failback of data across a SAN and enhances network-server bandwidth by balancing data loads among functioning data paths and automatically routing data away from non-functioning paths. Once a non-functioning path is healed, the software automatically rebalances the data load. SANpath also enables modifications to the SAN without server restarts, and provides LUN masking capabilities.

          SANscape is a Java-based software utility that combines SAN configuration, maintenance, and monitoring tools into a single application. SANscape allows customers to administer Dot Hill's storage systems located worldwide from a single console by sending system information across the Internet, intranets, or telephone lines. SANscape also notifies customers of issues with their systems by email, pager or other means and allows for remote configuration and trouble-shooting through an interactive graphic user interface ("GUI").

Backup Solutions

        Backup solutions consist of tape libraries and backup management software which Dot Hill purchases from third parties and then integrates and delivers to customers. Third parties that Dot Hill works with to provide backup solutions include StorageTek, Overland Data, Qualstar, Veritas and Legato. These solutions may also consist of bridges and routers and often demand Dot Hill Systems professional services experts.

        Dot Hill's backup solutions deliver a seamless solution for archiving and managing the growing information needs of our customers. The best-of-breed backup products selected by Dot Hill are of exceptional quality, scalability and reliability, giving our customers unequalled plug and play solutions.

Professional Services

        Dot Hill's team of applications engineers offers professional services designed to maximize customers' investments in their Dot Hill storage solutions. Professional services assess a customer's needs through a pre-sales evaluation, custom tailor a solution design pre-tested in Dot Hill's Customer Integration Lab, install the solution; and provide training, giving clients the option to operate, service and support their system.

Other Products

        After the merger that formed the Company (the "Merger"), the Company continued to offer a number of products developed by its predecessor companies, Box Hill and Artecon. In 2001, the Company shifted its focus away from these products. However, the Company continues to provide certain customers with custom legacy products.

Customers

        Dot Hill markets its products principally to high-end users in the open systems market. The Company has installed storage systems primarily in data-intensive industries where companies require reliable, high-performance, high-availability storage solutions, such as Internet, Applications, and Storage Service Providers ("xSPs"), financial services, telecommunications, health care, government/defense and academia.

        For several years, the Company's strategy has been to target customers in the telecommunications sector, and providers of e-commerce and internet services. A material portion of the Company's net revenues for the past several years have been derived from sales to customers in those industries. For the years ended December 31, 2001, 2000 and 1999, direct sales to customers in the e-commerce, telecommunications and xSPs industries were 37%, 39% and 11%, respectively, of the Company's net revenues. With the recent weaknesses in the Internet service and telecommunications sectors came weakness in purchasing by those sectors. Therefore, the Company recently has focused on other data-intensive niches, such as government/defense, financial services and publishing. The Company also targets OEM customers, and supplies such customers with storage systems that are integrated into the customers' products.

        Historically, a significant percentage of the Company's annual net revenues have been derived from a limited number of customers. For the years ended December 31, 2001, 2000 and 1999, the Company's top five customers, including distributors, accounted for approximately 36%, 37% and 25%, respectively, of the Company's net revenues. Sales to one OEM customer, Comverse Network Systems, accounted for 15% of the Company's net revenue for the year ended December 31, 2001. Sales to one customer, UUNET Technologies, Inc., a wholly owned subsidiary of MCI WorldCom, accounted for 17% and 10% of the Company's net revenues for the years ended December 31, 2000 and 1999, respectively. The Company generally does not enter into long-term contracts with its customers, and customers generally have certain rights to extend, delay or cancel shipment of their orders without penalty.

        A significant amount of the Company's revenues to date have been concentrated in the UNIX marketplace, and within the UNIX marketplace a significant portion of the Company's revenues are associated with versions of Solaris manufactured by Sun Microsystems, Inc.

Sales and Marketing

        For the past several years, the Company has focused its sales and marketing efforts on the telecommunications markets and to other companies that require telco-intensive storage solutions. The Company also has targeted customers that provide e-commerce and Internet services. Additionally, the Company has focused on OEM customers and supplied such customers with storage systems that are integrated into the customers' products. With the recent weakness in spending from the telecommunications, e-commerce and ISP sectors, the Company has focused on additional data-intensive niches, such as government/defense, financial services and publishing.

        The Company has a sales force, which it complements with applications engineers, who are generally highly qualified storage experts. As of December 31, 2001, the Company employed 14 applications engineers, both domestically and internationally, to provide a variety of professional services to customers, including pre-sales and pre-deployment consulting, installation services, training and support.

        Feedback from applications engineers allows the Company to better identify emerging customer requirements for future storage networking. Design engineers also receive feedback from the Company's technical support, marketing managers and production engineering teams, which helps contribute to the quality, manufacturability and usability of products from design to deployment.

Domestic Sales and Marketing

        The Company's primary domestic marketing strategy is to sell directly to end-users to sell to OEM customers, and to sell through value added resellers. As of December 31, 2001, the Company's domestic sales team consisted of 42 sales and support employees, 11 marketing employees, and 18 technical service and support employees. There are seven sales offices located in the United States, and a number of sales representatives work from their homes to cover local territories. Domestic sales represented approximately 70%, 80% and 88% of the Company's net revenues for 2001, 2000 and 1999, respectively. Sales to end-users and OEM customers represented a majority of the net revenue from domestic sales in 2001.

International Sales and Marketing

        The Company's international marketing strategy is to sell directly to end users in certain regions and to use local distributors in others. The Company provides marketing and technical support services in connection with international sales. As of December 31, 2001, the Company's international sales team consisted of 20 sales employees and 19 technical service and support employees. There are seven international Dot Hill sales offices: two in Japan, one in the United Kingdom, one in the Netherlands, one in Germany, one in Singapore and one in Israel. The Company sells directly to end-users and through local distributors in eighteen countries. International sales accounted for approximately 30%, 20% and 12% of the Company's net revenues for 2001, 2000 and 1999, respectively.

Engineering and Product Development

        The Company's research, engineering and product development teams are focused on developing innovative storage networking solutions, along with DAS systems, SAN and storage management software, for the open systems market. The Company's areas of expertise include UNIX, Windows and Linux driver and system software design, storage management software design, data storage system design and integration, high-speed interface design for SCSI and Fibre Channel, and design, qualification and integration of disk drives, tape drives, robotics, network switches, host adapters and other related storage components. The Company has a history of industry firsts, including the first successfully commercialized hot-swappable SCSI Disk Array and RAID storage system for the UNIX environment, one of the first turnkey SAN solutions for the open systems market and the first line of storage systems certified to both NEBS Level 3 and MIL-STD-810F standards.

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

        The Company is currently focusing development efforts on its Axis Storage Manager, SANnet and RAID Blade lines of storage systems, and SANscape and SANpath storage management software. Projects include improvements to the features, functions and performance of the SANnet line, the Company's SANpath and SANscape storage management software and development of next generation storage solutions that take advantage of the latest transports and technologies. The Company has contracted with a software engineering team in China that writes software code for the Company.

        Engineering and product development expenses of the Company (which do not include compensation for applications and technical support engineers, which is recorded as sales and marketing expenses) for fiscal years 2001, 2000 and 1999 were $6.7 million, $8.8 million and $7.4 million, respectively. As of December 31, 2001, the Company had 31 full-time employees engaged in engineering research and development.

Customer Service and Support

        Dot Hill is committed to providing excellent customer support. Dot Hill maintains a global customer support network 24 hours a day, 7 days a week. As part of the standard service, technicians located at strategic global response centers are available to answer calls, reply to emails and dispatch replacement parts to any customer, anywhere in the world. Dot Hill's team of professional engineers assist customers throughout the life of their equipment by initially going on-site to ensure the best possible installation and providing technical support through the purchase of on-site maintenance. Standard hardware warranties generally run from one to five years, for all products sold. Under the standard warranty, the Company typically ships replacement hardware components to customers in advance of receiving returns of defective components. The Company occasionally issues credit in lieu of replacing a piece of equipment. Varying levels of support upgrades and on-site support contracts are also available. The support upgrades are classified as Bronze, Silver, Gold and Platinum, and are available in most geographical areas.

        In order to streamline customer access to technical bulletins, Dot Hill has implemented a public knowledgebase called SANsolve™. This online program allows customers to take control of the support process. The customer can initiate and track inquiries directly with the Dot Hill help desk. Using key words in the search engine provided, customers can find published data on Dot Hill solutions.

        Additionally, Dot Hill provides a number of customer-friendly advantages. Dot Hill communicates globally in 8 languages: English, Spanish, Portuguese, Mandarin-Chinese, Korean, Dutch, German and French. The engineers at Dot Hill are also fluent in the ever-changing networking languages and are experts in Solaris, HP-UX, AIX and Linux to name a few. The members of Dot Hill's technical and administrative support staff are sensitive to the critical nature of customers' networking environments and proactively work to minimize costly strains and to maximize uptime.

Manufacturing

        Dot Hill's manufacturing is conducted in 43,000 square feet of its 70,000 square-foot facility in Carlsbad, California. The products are manufactured in a progressive build operation utilizing a configure-to-order manufacturing strategy. The manufacturing process consists of assembling and testing various subassemblies and the systems integration and test of the Company's storage networking products. Certain of those subassemblies are manufactured by independent contractors. Before the Company ships an order, the product is subjected to accelerated stress testing. These test methods include thermal testing, margin testing and firmware revision controls to ensure performance to specification in the anticipated end-user computing environment. Test results are continuously measured and monitored to support the continuous improvement efforts. Key components are tracked by individual product serial numbers and logged into the Company's database for tracking purposes. The Company strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, reduce costs and reduce inventory.

        The Company believes that its current facilities and capital equipment are adequate to meet its manufacturing needs in the foreseeable future.

        In July 1998, the Company earned the ISO 9002 registration from the International Standards Organization for its manufacturing facility in Carlsbad, California. The ISO 9002 certification covers the manufacture, distribution and support of the Company's products. Attaining the ISO 9002 certification entailed examination of the Company's manufacturing standards and processes. The Company has undergone periodic assessments by ISO sanctioned independent auditors in order to retain the ISO 9002 certification.

        The Company subcontracts some of its manufacturing, such as plastic molding, sheet metal bending, printed circuit board ("PCB") fabrication and certain assemblies to qualified suppliers in the United States and Asia. The Company owns the design, and tools and molds associated with the manufacture of these parts. The third parties that the Company relies on for these production activities include, but are not limited to, SMS Technologies ("SMS") for PCBS and Paris Precision for sheet metal assemblies. If the Company were required to have other third parties provide subassembly products and services, it may take a few months to achieve the same levels of productivity with the new third party suppliers.

        The Company relies on other companies to supply certain key components of its products and products that it resells. Many of these components and third-party products are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases a substantial amount of its disk drives from Seagate Technology Inc. ("Seagate"), and purchases a substantial amount of its RAID controllers from Infortrend. Approximately 11%, 14% and 23% of the Company's total raw material purchases were from Seagate, and approximately 7%, 10% and 4% were from Infortrend for the years ended December 31, 2001, 2000 and 1999, respectively. Approximately 10% of the Company's raw material purchases in 1999 were from IBM. The Company purchases substantially all of its raw materials pursuant to purchase orders, rather than long-term purchase agreements. The Company maintains minimum inventory levels. With respect to certain components, such as disk drives and controllers, if Dot Hill had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the Company's products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers' components. The Company estimates that replacing Infortrend RAID controllers with those of another supplier would involve several months of hardware and software modification.

        The Company resells the tape libraries and other products of StorageTek, among other companies. Approximately 6%, 12% and 17% of the Company's total purchases were from StorageTek products for the years ended December 31, 2001, 2000 and 1999, respectively. These products were resold to customers. If Dot Hill were to face a shortage of StorageTek products in the future, Dot Hill believes it could, after some modification, integrate the products of other manufacturers into its storage solutions. However, due to the market acceptance of StorageTek, the Company believes that a substantial number of customers may not be satisfied with products from an alternate manufacturer.

Backlog

        The Company's sales are generated by purchase orders from customers for shipment of the Company's products. The Company generally operates with a limited backlog of such orders, because its products typically ships shortly after orders are received. However, orders from OEM customers often add to the Company's backlog, and the Company has been focusing on securing new OEM customers in the past few years. The customers have certain rights to extend or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. The Company does not believe that its backlog as of any particular date is a reliable indicator of future revenue levels.

Competition

        The market for open systems storage continues to grow and still remains intensely competitive. The Company competes primarily with traditional suppliers of computer systems including, but not limited to, Compaq Corporation, Hewlett-Packard, Sun Microsystems, IBM, and Dell Computer Corporation, which market storage systems as well as other computer products and which the Company believes have become more focused on storage in the past few years. The Company also competes against independent storage system suppliers in both the high-end and mid-range open systems market, including, but not limited to, EMC Corporation, Hitachi Data Systems, Network Appliance, Inc., Ciprico Inc., nStor Technologies, MTI Technologies, Inc, Eurologic, and Storage Technologies, Inc. In providing tape backup, the Company competes with suppliers of tape-based storage systems such as ADIC, Datalink Corporation, MTI Technologies, Inc., Dallas Digital, Cranel, Inc. and numerous resellers.

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

        Many of the Company's current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing and other resources. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower end-user prices than the Company. The Company also expects that competition will increase as a result of industry consolidations and the formation of new independent storage providers offering new or innovative technologies. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, NAS has gained popularity recently as an alternative to SANs. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Proprietary Technology and Intellectual Property

        Dot Hill's success depends significantly upon its proprietary technology. The Company has limited patent protection for its products and has attempted to protect its intellectual property rights primarily through copyrights, trade secrets, employee and third-party nondisclosure agreements and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. As of December 31, 2001, the Company had been awarded a total of seven U.S. patents covering certain elements of its products. It is unlikely that the seven aforementioned patents will provide the Company with competitive advantages or will not be challenged by third parties.

        The patents of the Company's competitors may have a material adverse effect on the Company's ability to do business. The Company expects that competitors in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the market grows. Although Dot Hill believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. From time to time, the Company receives letters from patent owners asserting possible infringement and requesting to explore a licensing relationship. In 1999, the Company received two such letters, and since then two more letters have been received. Of these, two senders are pursuing licensing relationships. If such inquiries result in the lodging of formal claims, the Company will evaluate such claims as they relate to its products and, if appropriate, may seek licenses to use the protected technology. There can be no assurance that the Company will be able to successfully defend against any such assertions or obtain licenses to use such technology or that licenses could be obtained on terms that would not have a material adverse effect on the Company's business, operating results and financial condition. If the Company or its suppliers are unable to license protected technology, the Company may be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend legal actions asserted against it. Should the Company's products be found to infringe protected technology, Dot Hill could be required to pay damages to the infringed third party or be enjoined from manufacturing and selling such products.

        The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company has received registered trademark protection for the marks SANnet, SANpath, SANscape, Dot Hill, Dot Hill Systems, and the Dot Hill and SANnet logos. The Company claims common law protection for, and may seek to register many other trademarks.

        Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Dot Hill's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products, or design around patents issued to the Company or the intellectual property rights of the Company.

Employees

        As of December 31, 2001, Dot Hill had a total of 233 employees, substantially all of whom are full-time. Of the total number of employees, 31 employees were engaged in research, engineering and product development; 38 in applications and technical support engineering and customer support; 81 in marketing and sales; 59 in manufacturing; and 24 in general management and administration.

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

Executive Officers of the Registrant at December 31, 2001

Name	Age	Position	Officer Since
James L. Lambert	48	Chief Executive Officer, President, Chief Operating Officer, and Director	August 1999
Preston Romm	48	Chief Financial Officer, Treasurer and Secretary	November 1999
Dana Kammersgard	46	Chief Technical Officer	August 1999

        All officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors as provided in the Bylaws.

        James L. Lambert has served as Director, President, Chief Operating Officer and Chief Executive Officer of the Company since August 2000. From the date of the Merger to August 2000, Mr. Lambert serviced as President, Chief Operating Officer and Co-Chief Executive Officer. A founder of Artecon, Mr. Lambert served as President, Chief Executive Officer and Director of Artecon from its inception in 1984 until the Merger. From 1979 to 1984, Mr. Lambert served in various positions at CALMA, a division of General Electric Company, most recently from 1981 to 1984 as Vice President of Research and Development. Mr. Lambert currently serves as a director of the Nordic Group of Companies, a group of privately held companies. He holds a B.S. and an M.S. in Civil and Environmental Engineering from the University of Wisconsin, Madison.

        Preston Romm joined the Company in November 1999 as Vice President of Finance and Chief Financial Officer. In April 2001, Mr. Romm was appointed as Secretary of the Company. From January 1997 to November 1999, Mr. Romm was Vice President of Finance, Chief Financial Officer and Secretary of Verteq, Inc., a privately-held semiconductor equipment manufacturer. From November 1994 to January 1997, Mr. Romm was Vice President of Finance and Chief Financial Officer of STM Wireless, Inc. (NASD:STMI), a wireless data and voice equipment manufacturer. From July 1990 to November 1994, Mr. Romm was Vice President and Controller of MTI Technology Corporation (NASD:MTIC), a provider of data storage systems. Mr. Romm has over 20 years of experience as a financial executive at high technology companies. Mr. Romm holds a B.S. from the University of Maryland and an M.B.A. from American University.

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

        The open systems data storage market in which Dot Hill operates is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in this market are difficult to predict and changes in those preferences could render Dot Hill's current or future products unmarketable. The introduction of products embodying new technologies by Dot Hill's competitors and the emergence of new industry standards also could render existing products as well as new products, such as the Axis Storage Manager line of systems, obsolete and unmarketable. For example, if customers were to turn away from open systems computing, Fibre Channel or SANs in general, Dot Hill's revenue would dramatically decline.

        The success of Dot Hill depends upon its ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products (including new software and hardware, and enhancements to existing software and hardware) that keep pace with technological developments and emerging industry standards. If the Company cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, its business will be materially and adversely affected.

        A number of mergers and acquisitions have taken place among open systems storage companies in the past, and that type of activity may continue. Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products. Such constant changes make accurate predictions of future earnings difficult.

The loss of one or more suppliers could adversely affect Dot Hill's ability to manufacture and sell products.

        The Company relies on third parties to supply certain key components of its products and products that it resells. Many of these components and third party products are available only from limited sources in the quantities and quality demanded by the Company. The Company purchases the large majority of its disk drives from Seagate, and purchases a substantial amount of its RAID controllers from Infortrend. Approximately 11%, 14% and 23% of the Company's total raw material purchases were from Seagate, and approximately 7%, 10% and 4% were from Infortrend for the years ended December 31, 2001, 2000 and 1999, respectively. Approximately 10% of the Company's raw material purchases during the year ended December 31, 1999 were from IBM. The Company purchases a significant portion of its raw materials pursuant to purchase orders, rather than pursuant to long-term purchase agreements. The Company maintains minimum inventory levels. However, the Company has and likely will continue to order certain materials in advance of anticipated customer demand, which could result in excess inventory levels and unanticipated inventory write-downs due to a failure of the orders to materialize.

        From time to time there is a significant market demand for disk drives, tape drives, RAID controllers, and other components, and the Company may experience component shortages, selective supply allocations and increased prices of such components. With respect to certain components, such as disk drives and controllers, even if alternative sources of supply became available, the incorporation of such components from alternative suppliers could delay the manufacture and shipment of the Company's products while modifications to such products and accompanying software were made to accommodate the introduction of the alternative suppliers' components. The Company estimates that replacing Infortrend's RAID controllers with those of another supplier would involve several months of hardware and software modification.

        The Company subcontracts some of its manufacturing, such as plastic molding, sheet metal bending, PCB fabrication and certain assemblies to qualified suppliers in the United States and Asia. The Company owns the design and tools/molds associated with the manufacture of these parts. The third parties that the Company relies on for these production activities include, but are not limited to, SMS for PCB assemblies and Paris Precision for sheet metal assemblies. If the Company were required to have other third parties provide subassembly products and services work, it could take a few months to achieve the same levels of productivity and quality with new third party suppliers

        The Company resells the tape libraries and other products of StorageTek, among other companies. Approximately 6%, 12% and 17% of the Company's total purchases were for StorageTek products for the years ended December 31, 2001, 2000 and 1999, respectively. If Dot Hill were to face a shortage of StorageTek products in the future, Dot Hill could, after some modification, integrate the products of other manufacturers into its storage solutions. However, due to the market acceptance of StorageTek, the Company believes that a substantial number of customers may not be satisfied with the products of an alternate manufacturer.

Dot Hill may have difficulty predicting results and may continue to experience operating losses, either of which would likely result in a decline in the Company's stock price.

        In each of the years ended December 31, 2001, 2000 and 1999, the Company incurred a net loss. There can be no assurance that the Company will be profitable on a quarterly or annual basis. If the Company is unable to generate net income from operations, its business will be adversely affected and its stock price will likely decline.

        The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

  •
  the level of competition;

  •
  the size, timing, cancellation or rescheduling of significant orders;

  •
  product configuration, mix and quality issues;

  •
  market acceptance of new products and product enhancements such as the new SANnet and Axis Storage Manager systems;

  •
  new product announcements or introductions by competitors;

  •
  deferrals of customer orders in anticipation of new products or product enhancements or a global economic downturn, which the Company has experienced since the start of 2001 due to general weak market conditions;

  •
  changes in pricing by the Company or its competitors;

  •
  the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis;

  •
  hardware component costs and availability, particularly with respect to hardware components obtained from sole sources;

  •
  hardware supply constraints;

  •
  the Company's success in creating brand awareness, and in expanding its sales and marketing programs;

  •
  technological changes in the open systems storage market;

  •
  levels of expenditures on research, engineering and product development;

  •
  changes in the Company's business strategies;

  •
  personnel changes; and

  •
  general economic trends and other factors.

        Sales for any future quarter are not predictable and have a significant degree of uncertainty. The Company generally operates with limited order backlog, because its products are typically shipped shortly after orders are received. Further, the Company does not generally enter into long-term purchase contracts with customers, and customers have certain rights to extend or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Sales are also difficult to forecast because the open systems storage market is rapidly evolving and the Company's sales cycles vary substantially from customer to customer. In 1999 the Company launched the SANnet line of products. In 2001 the Company focused its strategy to shift away from certain products developed by its predecessor companies, Box Hill and Artecon, and in September 2001, unveiled its new line of Axis Storage Managers. This shift in focus may affect the sales cycles and predictability of orders. Also, since the economic downturn at the start of 2001, customers have deferred purchasing decisions and sales cycles have been lengthened. Further, the Company recently focused on OEM customers, which sales cycles are generally more lengthy, more costly and less certain than sales to end-users. Due to the unpredictable timing of customer orders, the Company may ship products representing a significant portion of its net sales for a quarter during the last month of that quarter. Any significant deferral of these sales could have a material adverse effect on the results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. There is no assurance that the Company will experience sales growth in future periods.

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

  •
  significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

  •
  sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead the Company's suppliers to allocate available supplies or capacity to other customers, which, in turn, may harm the Company's ability to meet its sales obligations; and

  •
  the reduction, rescheduling or cancellation of customer orders.

        In addition, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from its outside suppliers, the Company may order materials in advance of anticipated customer demand. This advance ordering has and likely will continue to result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

The Company may not have access to sufficient funding to support its operations.

        The Company has expended and will continue to be required to expend substantial funds to pursue research and development, and enhance marketing efforts and otherwise run its business. Although the Company believes it has access to resources sufficient to fund its operations for at least the next twelve months, the Company may need or elect to raise additional capital. The Company's future capital requirements will depend on, and could increase substantially as a result of many factors, including:

  •
  the problems, delays, expenses and complications frequently encountered by technology companies;

  •
  the progress of the Company's research, development and product testing programs;

  •
  the success of the Company's sales and marketing efforts;

  •
  costs of filing, prosecuting, defending and enforcing intellectual property rights;

  •
  the extent and terms of any development, manufacturing, marketing or other arrangements; and

  •
  changes in economic, regulatory or competitive conditions.

        To satisfy its capital requirements, the Company may seek to raise funds through public or private equity or debt financings or other financing sources. The Company's ability to raise additional funds in the public or private capital markets will be adversely affected if the results of the Company's ongoing or future research and development programs are not favorable, and may also be adversely affected by the concentration of ownership of the Company's common stock by management. The Company cannot guarantee that any additional funding will be available when needed or that available financing will be on favorable terms. If the Company raises additional funds by issuing equity or convertible debt securities, the Company's current shareholders may experience substantial dilution, and debt financing, if available, may involve restrictive covenants.

An economic downturn in an industry in which the Company is concentrated has recently materially and adversely affected revenues and operating results, and may continue to do so in the future.

        Dot Hill's revenues have been derived primarily from sales to customers in the xSPs, telecommunications, e-commerce, and government sectors. For the years ended December 31, 2001 and 2000, direct sales to e-commerce, telecommunications, and xSPs customers; were 37% and 39% and sales to the government sector were 16% and 13% of the Company's net revenues, respectively. For the year ended December 31, 1999, direct sales to customers in the telecommunications and financial services industries as a percentage of net revenues were 21% and 18%, respectively.

        In fiscal year 2001, the Company derived a significant portion of its revenues from the sale of its products to Internet-related businesses. Recently, the telecommunications, e-commerce and Internet-related sectors have experienced weakness, which has led to weakness in purchasing by those sectors. These weaknesses have materially affected the Company's operating results in recent quarters. The Company cannot predict with any certainty when or if those sectors will regain strength and resume healthy spending patterns. Any additional decrease in the growth of the Internet, telecommunications or e-commerce sectors, in the demand for the Company's products by these sectors, in the number of businesses in these sectors or in the financial resources available to the sectors to purchase the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Historically, a material percentage of the Company's net revenues in each year has been derived from a limited number of customers. For the years ended December 31, 2001, 2000 and 1999, the Company's top five customers, including distributors, accounted for approximately 36%, 37% and 25%, respectively, of the Company's net revenues. Sales to one OEM customer, Comverse Network Systems, accounted for 15% of the Company's net revenue for the year ended December 31, 2001. Sales to one customer, UUNET Technologies, Inc. accounted for 17% and 10% of the Company's net revenue for the years ended December 31, 2000 and 1999, respectively.

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

        The Company expects that a high percentage of the Company's sales for the foreseeable future will continue to come from a relatively small number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. An economic downturn in any industry targeted by the Company, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby adversely affecting Dot Hill's business. At the start of 2001, a nationwide economic downturn resulted in a delay of purchasing decisions by a large number of Dot Hill customers and a revenue shortfall for 2001. That downturn continues into 2002. It is unclear when, or if, these weaknesses in purchasing will end. The deferral of orders and weak purchasing from the Company's customers, particularly its telecommunications, e-commerce and xSP customers is likely to continue to affect the Company in the future.

Because the Company generally does not enter into long-term contracts with its customers and sales cycles can be lengthy, delays or cancellations of customer orders could materially and adversely affect Dot Hill's operating results.

        The Company generally does not enter into long-term volume purchase contracts with its customers, and customers generally have certain rights to extend or to delay the shipment of their orders without penalty. The Company's distributors and value-added resellers ("VARs") may also carry competing product lines and could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's operating results. Although the Company believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances, which could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that existing end-user customers will not purchase their storage equipment elsewhere and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition.

        Customer orders for the Company can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and sale of a product, or the "sales cycle," can also vary greatly and may last from three to twenty-four months. This is particularly true during times of economic slowdown, for sales to OEM customers, and for the sale and installation of complex, turnkey solutions. Revenue for Dot Hill is directly affected by the timing of large orders, which makes it difficult for the Company to predict such revenue. Revenue for a quarter may be lower than predicted if large orders forecasted for a certain quarter are delayed or are not realized.

        Factors that may delay or defer an order, particularly orders for new products, such as the Axis Storage Manager line of systems, include:

  •
  the amount of time needed for technical evaluations by customers;

  •
  customers' budget constraints and changes to customers' budgets during the course of the sales cycle;

  •
  a slowdown in the overall economy or in the particular industries into which the Company sells;

  •
  customers' internal review and testing procedures; and

  •
  engineering work by the Company to integrate a storage solution with a customers' system.

Dot Hill's business and operating results will materially suffer if it encounters significant product defects.

        Storage networking products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing, errors will not be found in products after shipments (particularly new products, such as the Axis Storage Manager line of systems), resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition. The Company's standard warranty provides that if the system does not function to published specifications, the Company will repair or replace the defective component without charge. Significant warranty costs, particularly those that exceed reserves, could have a material adverse effect on the Company's business, operating results and financial condition.

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

        The Company's future performance depends in significant part upon the continued service of its senior management and key personnel. The Company provides incentives such as competitive salaries and bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The Company may experience difficulties retaining existing, and attracting and training new, skilled personnel. Any inability to attract, train and retain skilled sales personnel in future periods or the loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key sales, technical and management employees or that it can attract, assimilate or retain other highly qualified sales, technical and management personnel in the future.

The storage system market is highly competitive.

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

        Dot Hill sells its products through distributors and VARs. These distributors and VARs may also carry competing product lines, and may reduce or discontinue sales of the Dot Hill's products, which could have a material adverse effect on the Company's business and operating results. In addition, the Company cannot ensure that existing end-user customers will not purchase storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from Dot Hill.

Dot Hill's international business activities subject it to risks that could adversely affect its business and operating results.

        Dot Hill's international sales represented approximately 30% of net revenues for the year ended December 31, 2001 and the Company currently has sales offices in Japan, Singapore, the United Kingdom, Germany, Israel, and the Netherlands. The Company may choose to expand its international operations. As a result of this expansion of international operations, the Company will incur additional expenditures for facility expenses, personnel, and other related operating expenses. The Company's international operations are subject to a variety of risks associated with conducting business internationally, including the following, any of which could have a material adverse effect on the Company's business, operating results and financial condition:

  •
  longer payment cycles;

  •
  unexpected changes in regulatory requirements;

  •
  import and export restrictions and tariffs, and increases in tariffs, duties, price controls or other restrictions on foreign currencies;

  •
  the burden of complying with a variety of foreign laws;

  •
  potentially adverse tax consequences;

  •
  currency exchange rate fluctuations;

  •
  the imposition of trade barriers or price controls;

  •
  political and economic instability abroad;

  •
  difficulties in staffing and managing international operations;

  •
  seasonal reductions in business activity during the summer months in Europe and other times in other parts of the world; and

  •
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

        Proprietary rights and intellectual property may be more difficult to protect outside of the United States. Also, the Company is continuing to gain experience in marketing and distributing its products internationally. Dot Hill cannot be certain that it will be able to successfully grow its international presence in a timely manner, which could have a material adverse effect on the business, operating results and financial condition of the Company.

Dot Hill's lack of intellectual property protection and claims of patent infringement may materially and adversely affect the Company's business, operating result and financial condition.

        Dot Hill's success depends significantly upon its proprietary technology. The Company has limited patent protection for its products and has attempted to protect its intellectual property rights primarily through copyrights, trade secrets, nondisclosure agreements and other measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which affords only limited protection. The Company generally enters into confidentiality agreements with its employees and with key third parties. As of December 31, 2001, the Company was awarded a total of seven U.S. patents covering certain elements of its products. The Company does not have any patents pending or current plans to seek additional patents at this time. It is unlikely that the seven aforementioned patents will provide the Company with competitive advantages or will not be challenged by third parties.

        The patents of others may have a material adverse effect on the Company's ability to do business. The Company expects that competitors in the storage system market increasingly will be subject to infringement claims as the number of products and competitors in the market grows. Although Dot Hill believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. From time to time, the Company receives letters from patent owners that indicate a possible infringement and request to explore a licensing relationship. In 1999, the Company received two such letters and since then, has received two more letters; two such senders are pursuing licensing relationships. If such inquiries result in the lodging of formal claims, the Company will evaluate such claims as they relate to its products and, if appropriate, may seek licenses to use the protected technology. There can be no assurance that the Company will be able to obtain licenses to use such technology or that licenses could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, Dot Hill could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

        The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. Recently, the Company has received registration for the SANnet, SANpath, SANscape, Dot Hill and the Dot Hill and SANnet logos. The Company claims common law protection for, and may seek to register, many other marks.

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

The Company's executive officers and directors and their affiliates own a significant percentage of the Company's outstanding shares, which could prevent a change in control of the Company and adversely affect Dot Hill's stock price.

        As of March 19, 2002, the Company's executive officers, directors and their affiliates beneficially owned approximately 48.8% of the Company's outstanding shares of common stock. As a result, these stockholders, if acting together, are able to influence matters requiring approval by the stockholders of the Company, including the election of a majority of the directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. This concentration of ownership may also make it more difficult or expensive for the Company to obtain financing.

        Further, the Company's Certificate of Incorporation and Bylaws contain a number of provisions that could impede a takeover or change in control of the Company, including but not limited to a classified Board of Directors, the elimination of the stockholders' ability to take action by written consent and limitations on the ability of stockholders to remove a director from office without cause.

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

        The market price of the Company's common stock has been, and is expected to continue to be volatile. This volatility may result from a number of factors, including fluctuations in the Company's quarterly revenues and net income, announcements of products by the Company or its competitors, and conditions in the open systems storage market. Also, the stock market has experienced and continues to experience extreme price and volume fluctuations, which have affected the market prices of securities, particularly those of technology companies, and which often have been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in future periods. Stock price volatility may increase the likelihood of the Company becoming involved in expensive, time-consuming litigation.

Item 2. Properties

        Dot Hill's headquarters and ISO 9002 certified manufacturing operations are located in approximately 70,000 square feet of space in Carlsbad, California, including approximately 43,000 square feet of manufacturing space. This facility is leased through December 2003. In addition, the Company leases six offices throughout the United States, and seven international offices in Japan, Germany, the United Kingdom, the Netherlands, Singapore, and Israel. The aggregate rent for the year ended December 31, 2001 for all facilities was approximately $1.5 million. The Company believes that its existing facilities have the capacity to significantly increase its current production and is therefore adequate to meet its current needs.

        The Company also leases office space in three locations that were closed as result of the restructuring action in the first and second quarter of 2001. See "Restructuring Expenses" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has experienced difficulties in subletting this office space because of the continuing deterioration of the real estate market in these locations.

Item 3. Legal Proceedings

        On January 5, 2001, a final settlement in a class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and no appeal was taken from the judgment. Therefore, the action has been finalized.

        The Company is subject to a legal action first filed by Celtic Capital Corporation against the Company on April 24, 2001 in the Superior Court of the State of California and later amended (the "Celtic Litigation"). The plaintiffs allege violations of the California Commercial Code and breach of contract among other commercial claims. The Company responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic's assignors) and Epitech, Inc. (the "Cross-Defendants") asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, have been expensed as incurred.

        Subsequent to December 31, 2001, the parties reached a tentative settlement agreement in the Celtic Litigation. According to the tentative settlement agreement, the Company will pay Celtic $350,000 on or around April 1, 2002. The Company will then make five monthly payments to Celtic of $60,000 each, beginning on May 1, 2002 and ending on September 1, 2002 and a final payment of $75,000 on October 1, 2002. In exchange for the foregoing, Celtic will completely release the Company from all claims and causes of action related to the complaint. The Company will also receive from the Cross- Defendants a global release of all claims, and all goods, work-in-progress and inventory in the possession of the Cross-Defendants which was in any way related to the Company's purchase orders (the "Dot Hill Inventory"). In exchange for its receipt of the Dot Hill Inventory, the Company will release the Cross-Defendants from all claims and causes of action related to the cross-complaint. As a result of this tentative settlement agreement, the Company decided to record the expense related to this settlement in other expenses during the year ended December 31, 2001.

        While agreeing to the proposed settlement of the Celtic Litigation, the Company continues to believe that both its defenses to the plaintiff's claims and its claims against the Cross-Defendants are meritorious. At this point, the settlement arrangements are not final and are subject to a number of future events, including, but not limited to, execution by all parties of a definitive settlement agreement. In the event that these settlement arrangements do not become final, the Company may incur significant additional legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with the Celtic Litigation, will be expensed as incurred and will adversely impact the Company's operating results.

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

Item 4. Submission of Matters to Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock has been listed on the New York Stock Exchange ("NYSE") since September 16, 1997.

        In July 2001, the Company received notification from the NYSE regarding its failure to meet certain NYSE listing requirements. See "New York Stock Exchange Response" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table sets forth, for the fiscal quarters indicated, the range of high and low sale prices per share of the Company's common stock as reported on the New York Stock Exchange.

Quarterly period	High	Low
Fiscal year ended December 31, 2001:
1st Quarter	$8.00	$1.92
2nd Quarter	2.75	1.59
3rd Quarter	2.53	1.28
4th Quarter	2.20	1.06
Fiscal year ended December 31, 2000:
1st Quarter	$17.19	$4.88
2nd Quarter	13.00	5.88
3rd Quarter	12.25	6.38
4th Quarter	5.00	2.75

        As of March 19, 2002, there were 5,973 holders of record of the Company's common stock.

        The Company has never paid any cash dividends on its common stock, and currently intends to retain future earnings, if any, to fund the development and growth of its business. The Company does not anticipate paying any cash dividends in the foreseeable future.

        The last sales price for the Company's common stock as reported by the New York Stock Exchange on March 19, 2002 was $2.91 per share.

        During the period covered by this Annual Report on Form 10-K, the Company did not issue or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

        The accompanying financial statements of Dot Hill have been retroactively restated to reflect the Merger of Box Hill and Artecon, which was accounted for as a pooling of interests. The following selected financial information (except for certain pro forma 1997 information) with respect to these consolidated financial statements has been derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Company's financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. As a result of changing Artecon's fiscal year-end from March 31 to conform with the Company's December 31 year-end, Artecon's results of operations for the three months ended March 31, 1999 are included in the combined results of operations for both the years ended December 31, 1999 and 1998 and are reflected as an adjustment in the consolidated statements of shareholders' equity for the year ended December 31, 1999. Artecon's total revenue and net loss for this period were $18.3 million and $1.7 million, respectively. Artecon's cash flows used in operating, investing, and financing activities for this period were $2.6 million, $39,000 and $1.8 million, respectively.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2001	2000	1999	1998	1997(1)
STATEMENT OF OPERATIONS DATA:
Net revenue	$56,277	$121,197	$124,216	$168,355	$136,684

Gross margin	$11,459	$43,467	$37,604	$58,591	$40,211
Operating expenses:
Sales and marketing	23,717	31,747	24,204	34,839	18,121
Engineering and product development	6,673	8,798	7,401	9,946	5,523
General and administrative	4,533	6,891	10,837	9,981	7,049
Shareholder officers' compensation	—	—	—	1,275	7,538
Impairment of intangible assets	—	—	1,224	867	—
Merger and restructuring expenses	4,905	—	7,392	1,404	—
Acquired in-process research and development	—	—	—	—	18,200

Operating (loss) income	$(28,369)	$(3,969)	$(13,454)	$279	$(16,220)

Net (loss) income	$(43,391)	$(948)	$(9,047)	$584	$(14,230)

Net (loss) income per share(2):
Basic	$(1.76)	$(0.04)	$(0.39)	$0.03	$(1.06)

Diluted	$(1.76)	$(0.04)	$(0.39)	$0.02	$(1.06)

	December 31,
	2001	2000	1999	1998	1997
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$16,457	$33,653	$47,951	$59,807	$58,194
Working capital	25,832	54,454	58,946	78,867	74,259
Total assets	46,191	102,879	103,658	127,030	131,162
Total long-term debt	330	186	272	11,908	10,484
Total shareholders' equity	30,611	73,770	72,823	79,964	78,227

(1)
Concurrent with the initial public offering of Box Hill in 1997, the Company terminated its status as an S Corporation. Had the Company been a C Corporation for the entire year, the pro forma net loss and net loss per basic and diluted share would have been $15,924 and $1.18, respectively, based on the tax laws in effect during the period. The pro forma information presented in this paragraph is unaudited.

(2)
See Note 1 of Notes to Consolidated Financial Statements of Dot Hill Systems Corp. for the years ended December 31, 2001, 2000 and 1999 for an explanation of shares used in computing basic and diluted net (loss) income per share.

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

Overview

        The Company designs, manufactures, markets and supports high performance storage networking systems for the open systems computing environment. The company's marketing strategy is aimed at data-intensive industries which to date, include financial services, telecommunications, xSPs, multimedia, healthcare, government/defense and academia. The Company sells directly to end-users, and also through OEM customers. To a lesser extent, the Company sells through resellers. The Company focuses on providing storage solutions to high-end customers, primarily in the UNIX, Windows, Linux and Novell environments. The Company's strategy is to leverage its expertise and focus exclusively on storage networking solutions.

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

        The Company's manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company's products, with certain of those subassemblies manufactured by independent contractors. The Company's operations are conducted from its facilities in Carlsbad, California. Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. On a quarterly and annual basis the Company's gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

        Competitive pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on the Company's revenue and earnings. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

        The Company markets and distributes its products and services through its direct sales force employed in seven domestic offices and seven overseas sales offices located in Japan, the United Kingdom, the Netherlands, Germany, Israel, and Singapore. The Company's sales are made directly to end-users, OEM customers and through resellers. Revenue generated from product sales is recognized upon shipment. Revenue generated from service contracts is recognized ratably over the term of the contract. Operating expenses consist primarily of rent, payroll, commissions, other selling and administrative expenses, and engineering and product development costs, and are recognized in the period incurred.

        The following table sets forth certain items from Dot Hill's consolidated statements of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Net revenue	100.0%	100.0%	100.0%
Gross margin	20.4	35.9	30.3
Operating expenses:
Sales and marketing	42.1	26.2	19.5
Engineering and product development	11.9	7.3	6.0
General and administration	8.1	5.7	8.7
Impairment of intangible assets	—	—	1.0
Merger and restructuring expenses	8.7	—	6.0
Operating loss	(50.4)	(3.3)	(10.9)
Net loss	(77.1)%	(0.8)%	(7.3)%

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenue

        Net revenues reflect the invoiced amounts for products shipped, less reserves for estimated returns and revenue from service contracts. Net revenues for the year ended December 31, 2001 were $56.3 million compared to $121.2 million for the year ended December 31, 2000, a decrease of approximately 53.6%. The decrease in net revenues is primarily attributable to the global economic downturn and its effect on demand, particularly from the telecommunications and other commercial sectors, as well as the Company's strategy to shift away from certain products developed by its predecessor companies, Box Hill and Artecon. For 2001, sales of the Company's storage systems, including the SANnet product line, accounted for approximately 82% of net revenues, tape backup for approximately 8% of net revenues, and service for approximately 10% of net revenues. As a percentage of net revenue, storage systems revenue is comprised of 47% of the SANnet product line and the remaining 35% includes other product lines for certain customers who request custom storage solutions. For 2001, sales to e-commerce, telecommunications, and xSPs customers represented approximately 37% of net revenue, sales to government customers, including the Department of Defense, represented approximately 16% of net revenue, and the remaining 47% of net revenue was comprised of sales to commercial, financial and other. For 2000, sales of the Company's SANnet product line accounted for approximately 25% of net revenues, tape backup for approximately 10% of net revenues, and service for approximately 7% of net revenues; the remaining 58% of net revenues were comprised of legacy disk and RAID solutions and other. For 2000, sales to e-commerce, telecommunications, and xSPs customers represented approximately 39% of net revenue, sales to government customers represented approximately 13% of net revenue, and the remaining 48% of net revenue was comprised of sales to commercial, financial and other.

Gross Margin

        Gross margin for 2001 was $11.5 million, or 20.4% of net revenues, compared to a gross margin of $43.5 million, or 35.9% of net revenues, for 2000. The decrease in gross margin as a percentage of net revenues from 2001 to 2000 was primarily attributable to a less efficient absorption of fixed manufacturing costs due to the decrease in revenue and a $3.0 million increase in the inventory reserve related to the downturn in the market conditions since the start of 2001, partially offset by cost reductions taken in the first and second quarters of 2001. Excluding inventory write downs of $3.0 million for 2001, gross margin was 25.7% of net revenues for 2001, compared to a gross margin of 35.9% for 2000.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and marketing costs. Sales and marketing expenses decreased to $23.7 million for 2001 from $31.7 million for 2000. The decrease in sales and marketing expenses is primarily attributable to the decrease in salaries and sales compensation as a result of the restructuring actions taken in the first and second quarters of 2001, a reduction in the reserves for sales and service evaluation and demonstration equipment, offset by higher marketing and advertising expenses in 2001 compared to 2000. As a percentage of net revenues, sales and marketing expenses increased to 42.1% for 2001 from 26.2% for 2000. The increase in the percentage of sales and marketing expenses as a percentage of net revenue was primarily attributable to the lower sales revenue in 2001.

Engineering and Product Development Expenses

        Engineering and product development expenses consist primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Engineering and product development expenses decreased to $6.7 million for 2001 compared to $8.8 million for 2000. The decrease in engineering and product development expenses is primarily attributable to an decrease in prototype and test equipment expenses, a reduction in inventory reserves for engineering test and evaluation equipment, and a decrease in salaries and compensation expenses due to the reduction in headcount in 2001 compared to 2000. As a percentage of net revenues, engineering and product development expenses increased to 11.9% for 2001 compared to 7.3% for 2000. The increase in the percentage of engineering and product development expenses as a percentage of net revenue was primarily attributable to the lower sales revenue in 2001.

General and Administrative Expenses

        General and administrative expenses consist primarily of compensation and overhead costs associated with Dot Hill's finance and administrative staff. General and administrative expenses for 2001 were $4.5 million, or 8.1% of net revenues, compared to $6.9 million, or 5.7% of net revenues, for 2000. The decrease in general and administrative expenses in 2001 is primarily attributable to a decrease in compensation and related expenses due to a reduction in head count, a decrease in legal expenses, and a decrease in amortization expenses for certain other intangible assets that were fully amortized as of December 31, 2000. Additionally, general and administrative expenses for 2000 included a one-time severance and compensation payment of approximately $560,000 to a former executive officer.

Restructuring Expenses

        In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions. The cost reduction actions were designed to reduce the Company's breakeven point in light of the current economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. The Company recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million.

        In June 2001, the Company implemented further cost reductions in response to the continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, the Company recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million.

        During the fourth quarter of 2001, the Company increased its restructuring accrual by $500,000 due to the continuing deterioration of the real estate market and the inability to sublet excess space in its Carlsbad and New York City facilities. Restructuring expenses recorded for the year ended December 31, 2001 totaled $4.9 million as follows (in thousands):

Employee termination costs	$1,530
Impairment of property and equipment	1,357
Facility closures and related costs	1,998
Professional fees and other	20

Total	$4,905

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. Facility closures and related costs consist of lease termination costs for four sales offices and closure of the New York City branch location.

        The following is a summary of accrued restructuring expense activity recorded during the year ended December 31, 2001 (in thousands):

	Restructuring Expense	Amount Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001
Employee termination costs	$1,530	$(1,528)	$2
Impairment of property and equipment	1,357	(1,357)	—
Facility closures and related costs	1,998	(759)	1,239
Professional fees and other	20	(20)	—

Total	$4,905	$(3,664)	$1,241

        The Company believes that there are no unresolved issues or additional liabilities that may result in an adjustment to restructuring expenses accrued as of December 31, 2001.

Other Income

        Total other income is comprised of interest income earned on the Company's cash, cash equivalents and short-term investments, and other miscellaneous income and expense items. Other income decreased $2.5 million for 2001 to $300,000 compared to $2.8 million for 2000. The decrease in other income is primarily attributable to a decrease in interest income earned on cash, cash equivalents and short-term investments as a result of a decrease in the investment portfolio and declining interest rates in 2001 compared to 2000, a $725,000 legal settlement recorded in 2001, and $250,000 of other income recorded in 2000 as a result of a settlement reached with a former vendor.

Income Taxes

        In the first quarter of 2001, the Company experienced delayed purchasing decisions from a number of customers who had experienced disruptive personnel cuts and budget freezes. In addition, the Company revised its forecasted future earnings because of the lack of visibility of future earnings. The Company took a number of actions in response to this economic downturn. One such action was to record a $16.0 million charge to the income tax provision in connection with the valuation allowance provided for deferred income tax asset. This amount was recorded based on the uncertainty regarding the realization of this deferred tax asset. This tax expense was offset in the fourth quarter of 2001 by a $700,000 tax benefit of which $450,000 related to a tax refund not previously recorded and $250,000 related to the expiration of the statute of limitations for a previously accrued amount. The Company's effective income tax rate was (16.8)% for 2000. The 2001 effective income tax rate reflects federal, state and local income tax benefits, partially offset by permanent items, primarily an increase in the valuation allowance provided for the Company's deferred income tax assets due to uncertainty regarding their realization.

        As of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $49.9 million and $42.1 million, which will begin to expire in 2009 and 2002, respectively. In addition, the Company has federal income tax credit carryforwards of approximately $2.0 million, of which $337,000 can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in 2008. The Company also has state tax credit carryforwards of approximately $1.5 million, of which $1.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $94,000 will begin to expire in 2006.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Revenue

        Net revenues reflect the invoiced amounts for products shipped, less reserves for estimated returns and revenue from service contracts. Net revenues for the year ended December 31, 2000 were $121.2 million compared to $124.2 million for the year ended December 31, 1999, a decrease of approximately 2.4%. The decrease in net revenues was primarily attributable to a decrease in sales of legacy products, offset by an increase in the SANnet product line that was introduced in late 1999. Comparisons of the Company's 2000 and 1999 results are difficult due to the significant corporate restructuring that Dot Hill underwent in connection with the Merger. For 2000, sales of the Company's SANnet product line accounted for approximately 25% of net revenues, tape backup for approximately 10% of net revenues, and service for approximately 7% of net revenues; the remaining 58% of net revenues was comprised of legacy disk and RAID solutions and other. For 2000, sales to xSPs, telecommunications, and e-commerce customers represented approximately 39% of net revenue, sales to financial and banking customers represented approximately 11% of net revenue, and the remaining 50% of net revenue was comprised of sales to commercial, government and other. Comparable reliable information for both product and market revenue, as a percentage of total revenue for the year ended December 31, 1999 is not available and, accordingly, has not been provided.

Gross Margin

        Gross margin for 2000 was $43.5 million, or 35.9% of net revenues, compared to a gross margin of $37.6 million, or 30.3% of net revenues, for 1999. The increase in gross margin as a percentage of net revenues from 2000 to 1999 was primarily attributable to a $5.0 million inventory write-down associated with the Company's product line consolidation, and related price reductions implemented during 1999 relating to the Merger, and increased sales of higher-margin SANnet products during 2000. Excluding inventory write downs of $5.0 million for 1999, gross margin was 34.3% of net revenues for 1999, compared to a gross margin of net revenues of 35.9% for 2000.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and marketing costs. Sales and marketing expenses increased to $31.7 million for 2000 from $24.2 million for 1999. As a percentage of net revenues, sales and marketing expenses increased to 26.2% for 2000 from 19.5% for 1999. The increase in sales and marketing expenses was primarily attributable to two factors: increased sales compensation expenses related to the increase in sales and support staff and increased sales facilities costs related to opening four additional sales offices during 2000.

Engineering and Product Development Expenses

        Engineering and product development expenses consist primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Engineering and product development expenses increased to $8.8 million for 2000 compared to $7.4 million for 1999. As a percentage of net revenues, engineering and product development expenses increased to 7.3% for 2000 compared to 6.0% for 1999. The increase in engineering and product development expenses was primarily attributable to an increase in prototype and test equipment expenses.

General and Administrative Expenses

        General and administrative expenses consist primarily of compensation and overhead costs associated with Dot Hill's finance and administrative staff. General and administrative expenses, including shareholder officers' compensation, for 2000 were $6.9 million, or 5.7% of net revenues, compared to $10.8 million, or 8.7% of net revenues, for 1999. General and administrative expenses for 2000 include a one-time severance and compensation payment of approximately $560,000. The decrease in general and administrative expenses in 2000 was primarily attributable to the efficiencies gained from consolidating Box Hill and Artecon's administrative operations, partially offset by the severance and compensation payment recorded in 2000.

Merger and Restructuring Expenses and Asset Writedowns

        During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger, as follows (in thousands):

Inventory write-downs, reported with cost of goods sold	$5,033
Professional fees	4,029
License termination	1,000
Employee termination costs	1,100
Write-down of intangibles	937
Facility closures and related costs	647
Other integration costs	616

Total	$13,362

        Management's restructuring and integration plan related primarily to the consolidation and discontinuance of product lines, which resulted in inventory and intangible asset write-downs of $5.0 million and $937,000, respectively. As a result of the product line consolidation, the Company also terminated a license agreement with a third-party vendor, resulting in license termination costs of $1.0 million. Additionally, management's plan included consolidating the Company's manufacturing operations and other functions into the Company's headquarters in Carlsbad, California, which resulted in employee termination charges of $1.1 million, consisting primarily of severance payments for 38 employees, facility closure costs of $647,000 and other integration costs of $616,000. The Company completed the plan during the fourth quarter of 1999. The following is a summary of the major components of accrued merger and restructuring expense activity recorded during the years ended costs utilized during 1999 and 2000 and the balance as of December 31, 1999 and 2000 related to the Merger of Box Hill and Artecon (in thousands):

	Restructuring Expenses	Amount Utilized in 1999	Accrued Restructuring Expenses at December 31, 1999	Amount Utilized in 2000	Accrued Restructuring Expenses at December 31, 2000
Professional services	$4,029	$(4,029)	$—	$—	$—
License termination	1,000	(1,000)	—	—	—
Employee termination costs	1,100	(620)	480	(480)	—
Facility closures and related costs	647	(125)	522	(522)	—
Other integration costs	616	(526)	90	(90)	—

Total	$7,392	$(6,300)	$1,092	$(1,092)	$—

        The Company believes that there are no unresolved issues or additional liabilities related to the Merger of Box Hill and Artecon.

Other Income

        Total other income consisted of interest income earned on the Company's cash and cash equivalents, and other miscellaneous income and expense items. Other income increased $1.4 million for 2000 to $2.8 million compared to $1.4 million for 1999. The increase in other income was attributable to three factors: reduction in interest expense associated with repayment of Artecon's previously outstanding line of credit in the third quarter of 1999; cash being invested in taxable securities yielding a higher interest rate than the tax-exempt securities where the majority of the cash balance was previously invested; and other income recorded as a result of a settlement reached with a vendor.

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

        As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $29.5 million and $20.9 million, respectively, which will begin to expire in 2009 and 2001, respectively. In addition, the Company has federal income tax credit carryforwards of approximately $1.4 million, of which $136,000 can be carried forward indefinitely to offset future taxable income, and the remaining $1.3 million will begin to expire in 2008. The Company also has state income tax credit carryforwards of approximately $1.1 million, of which $1.0 million can be carried forward indefinitely to offset future taxable income, and the remaining $78,000 will begin to expire in 2006.

Liquidity and Capital Resources

        As of December 31, 2001, the Company had $16.5 million of cash, cash equivalents and short-term investments. As of December 31, 2001, working capital was $25.8 million.

        For the year ended December 31, 2001, cash used in operating activities was $16.1 million, compared to cash used in operating activities of $12.9 for the same period in 2000. The increase in net cash used by operating activities is primarily attributable to a loss before income taxes of $28.1 and a $12.6 million decrease in accounts payable, offset by a $11.3 million decrease in accounts receivable, and a $10.2 million decrease in inventory.

        Cash used in investing activities in 2001 was $10.0 million, compared to cash provided by investing activities of $299,000 for the same period in 2000 as a result of $8.5 million used for purchases of short-term investments and $1.5 million used for purchases of property and equipment.

        Cash provided by financing activities was $364,000 for 2001 from exercises of stock options under the Company's 2000 Stock Incentive Plan and the Company's 2000 Employee Stock Purchase Plan, as well as a net increase in bank and other borrowings.

        The Company's Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 65 million yen (approximately US $494,000 at December 31, 2001) at interest at a fixed rate ranging from 1.8% to 2.6%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of the Japanese subsidiary. As of December 31, 2001, the total amount outstanding under the three credit lines was 43 million yen (approximately US $330,000 at December 31, 2001).

        In February 2001, the Company entered into an agreement with a commercial bank (the "Line of Credit"), which provides for borrowings up to $15 million under a two-year revolving line of credit. Borrowings under the facility are collateralized by a pledge of the Company's deposits held at the bank. The Line of Credit incurs interest at the bank's prime rate or 50 basis points above LIBOR. Monthly payments consist of interest only, with the principal due at maturity. In 2001, the Company borrowings and payments aggregated $11.4 million under this line of credit. During 2001, the outstanding balance at any month was not greater than approximately $2.6 million. As of December 31, 2001, no balance was outstanding under this line of credit.

        As of December 31, 2001, the Company's future commitments under its operating leases totaled approximately $5.0 million.

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

        The Company is subject to a legal action first filed by Celtic Capital Corporation against the Company on April 24, 2001 in the Superior Court of the State of California and later amended (the "Celtic Litigation"). The plaintiffs allege violations of the California Commercial Code and breach of contract among other commercial claims. The Company responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic's assignors) and Epitech, Inc. (the "Cross-Defendants") asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, have been expensed as incurred.

        Subsequent to December 31, 2001, the parties reached a tentative settlement agreement in the Celtic Litigation. According to the tentative settlement agreement, the Company will pay Celtic $350,000 on or around April 1, 2002. The Company will then make five monthly payments to Celtic of $60,000 each, beginning on May 1, 2002 and ending on September 1, 2002 and a final payment of $75,000 on October 1, 2002. In exchange for the foregoing, Celtic will completely release the Company from all claims and causes of action related to the complaint. The Company will also receive from the Cross-Defendants a global release of all claims, and all goods, work-in-progress and inventory in the possession of the Cross-Defendants which was in any way related to the Company's purchase orders

(the "Dot Hill Inventory"). In exchange for its receipt of the Dot Hill Inventory, the Company will release the Cross-Defendants from all claims and causes of action related to the cross-complaint. As a result of this tentative settlement agreement, the Company decided to record the expense related to this settlement in other expenses during the year ended December 31, 2001.

        While agreeing to the proposed settlement of the Celtic Litigation, the Company continues to believe that both its defenses to the plaintiff's claims and its claims against the Cross-Defendants are meritorious. At this point, the settlement arrangements are not final and are subject to a number of future events, including, but not limited to, execution by all parties of a definitive settlement agreement. In the event that these settlement arrangements do not become final, the Company may incur significant additional legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with the Celtic Litigation, will be expensed as incurred and will adversely impact the Company's operating results.

        The Company's sales and operating results have in the past fluctuated from quarter to quarter and may vary in the future depending on a number of factors, including:

  •
  the size and timing of significant purchase orders;

  •
  the timing of hardware shipments by third-party vendors necessary to recognize revenues;

  •
  the Company's ability to continue to design, develop and market new products and services;

  •
  market acceptance of new products, such as the new Axis Storage Manager line of systems;

  •
  the size and number of new accounts, including OEM accounts which generally have sales cycles that are more expensive, lengthy, and less certain than direct sales cycles;

  •
  technological changes in the storage systems market;

  •
  the timing of a return of stronger purchasing from the telecommunications and Internet/intranet industry;

  •
  reduction in demand for the Company's products as a result of new product introductions by competitors;

  •
  levels of expenditure on research and development;

  •
  the amount of additional capital needed by the Company and the timing of such needs;

  •
  product quality problems;

  •
  fluctuations in foreign currency exchange rates; and

  •
  general economic trends and other factors.

        Sales and operating results for past periods are not necessarily indicative of future periods and a period-to-period comparison of its sales or results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.

        The Company presently expects cash, cash equivalents, short-term investments, cash generated from operations, and amounts available under the Line of Credit are sufficient to meet its operating and capital requirements for at least the next twelve months. However, the Company may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. The actual amount and timing of working capital and capital expenditures that Dot Hill may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

New York Stock Exchange Listing

        In July 2001, the Company received notification from the New York Stock Exchange ("NYSE") that the Company had failed to meet a NYSE continued listing requirement that both the Company's average global market capitalization and total shareholders' equity must not fall below $50 million for more than 30 consecutive trading days. Under the rules of the NYSE, the Company submitted a response to the NYSE's Listings and Compliance Committee describing how it expects to regain compliance with the NYSE continued listing requirements. On November 2, 2001, the Company received notification from the NYSE that the Listings and Compliance Committee had accepted the Company's strategic plan. The Company is subject to quarterly monitoring by the NYSE for compliance with that strategic plan. The Company received notification from the NYSE that the Company's fourth quarter 2001 report was in compliance with the submitted plan and the NYSE will continue listing the Company's stock. No assurance can be given that the Company will be able to remain in compliance with the strategic plan or the NYSE continued listing requirements or that the Company will not be delisted from the NYSE. In the event of such a delisting, the Company's stock would no longer be traded on the NYSE, which would have a material adverse effect on the Company, the trading price and liquidity of its common stock and the Company's ability to raise capital.

The Euro Conversion

        On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. These countries agreed to adopt the euro as their common legal currency on that date. The euro has begun trading on currency exchanges and is available for non-cash transactions. These countries are issuing sovereign debt exclusively in euro and have re-denominated outstanding sovereign debt. Effective on this date, these countries were no longer able to control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

        Following introduction of the euro, the legacy currencies remained legal tender in these countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties were able to pay for goods and services using either the euro or the country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer were computed directly from one legacy currency to another. Instead a "triangulation" process was applied whereby an amount denominated in one legacy currency first will be converted into an amount denominated in euro, and the resultant euro-denominated amount was converted into the second legacy currency.

        Three countries that have converted to the euro, the Netherlands, France and Germany, generated revenue of approximately $2.0 million, $128,000, and $1.3 million, respectively, or a combined 6.1% of Dot Hill's total revenue for 2001. Based on this percentage of revenue generated from these three countries, Dot Hill does not anticipate that this conversion to the euro will have a significant impact on its financial statements. The Company is continuing to evaluate the impact this conversion will have on its operating results and financial condition.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, which was effective for the Company as of January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently invest in derivative instruments and does not presently engage in nor does it intend to engage in hedging activities. Consequently, the adoption of SFAS No. 133, effective January 1, 2001 had an insignificant effect on the Company's financials statements.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has adopted this statement for all business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of this statement, effective January 1, 2002, is expected to have an insignificant effect on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement, effective January 1, 2002, is expected to have an insignificant effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The Company's primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and to maintain liquidity to meet projected cash requirements. Accordingly, the Company invests in instruments such as money market funds, certificates of deposit, U.S. Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in the Company's investment policy guidelines. The Company's investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instruments. The Company does not currently use derivative financial instruments in its investment portfolio. The Company's short-term investments are categorized as available-for-sale and as a result, the Company records these investments at fair value and records any unrealized gain or loss as a component of accumulated comprehensive income. Fair market value is subject to interest rate risks and short-term investments would decline in value if interest rates increased.

        The following table provides information about the Company's investment portfolio at December 31, 2001 and 2000 (in thousands). For investment securities, the table presents carrying value at December 31, and related weighted average interest rates by expected maturity dates.

	December 31,
	2001	2000
Cash equivalents	$5,173	$25,773
Average interest rate	1.7%	4.2%
Short-term investments	$8,672	—
Average interest rate	4.4%	—
Total portfolio	$13,845	$25,773
Average interest rate	3.4%	4.2%

        The Company's lines of credit with a Japanese bank are at fixed interest rates, therefore, the Company does not have any interest rate risk exposure on this debt. In February 2001, the Company entered into a line of credit agreement, which incurs interest at a variable rate. The Company does not currently have any balances outstanding under this line, however, if the Company were to borrow funds under this line of credit, the Company would be exposed to interest rate risk on this debt.

Foreign Currency Exchange Rate Risk

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

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is incorporated by reference from pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9. Changes and Disagreements With Accountants On Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Some of the information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting (the "Proxy Statement") under the headings "Proposal 1" and "Section 16(a) Beneficial Ownership Reporting Compliance." Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant at December 31, 2001."

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

The consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999, together with notes thereto.
(2)	Financial statement schedules required to be filed by Item 8 of this Form:
Schedule II—Valuation and Qualifying Accounts.

All other schedules have been omitted from this annual report because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.
(3)	Exhibits:
Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant.(7)
3.2	By-laws of the Registrant.(7)
4.1	Form of Common Stock certificate of the Registrant.(1)
9.1	Dissolution of Voting Agreement, dated July 18, 2001 among Dr. Monderer, Ms. Turchin and Mr. Mays.(8)
10.1	Employment Agreement between the Registrant and Mark Mays.(1)
10.2	License Agreement with Emulex Corporation.(1)
10.3	Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Registrant's facilities in New York City.(1)
10.4	Lease Modification Agreement.(2)
10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(3)
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(3)
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(3)
10.8	Employment letter agreement dated August 2, 1999 between the Registrant and Benjamin Monderer.(3)
10.9	2000 Amended and Restated Equity Incentive Plan.(4)
10.10	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(4)
10.11	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(4)

10.12	2000 Amended and Restated Employee Stock Purchase Plan. (4)
10.13	2000 Non-Employee Directors Stock Option Plan.(5)
10.14	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(5)
10.15	Voluntary Resignation Agreement dated December 31, 1999 between the Registrant and Carol Turchin.(6)
10.16	Credit Agreement dated February 6, 2001 among the Registrant, Silicon Alley Management, Inc. ("Silicon Alley) and Wells Fargo Bank, National Association ("Wells Fargo").(9)
10.17	Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley to Wells Fargo.(9)
10.18	Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley in favor of Wells Fargo.(9)
10.19	2001 Executive Compensation Plan for James L. Lambert, effective January 1, 2001.(9)
10.20	2001 Executive Compensation Plan for Benjamin Monderer, effective January 1, 2001.(9)
10.21	2001 Executive Compensation Plan for Dana K. Kammersgard, effective January 1, 2001.(9)
10.22	2001 Executive Compensation Plan for Preston Romm, effective January 1, 2001.(9)
10.23	2001 Executive Compensation Plan for Mark Mays, effective January 1, 2001.(9)
10.24	Employment letter agreement dated August 2, 1999 between the Registrant and Mark Mays.(9)
10.25.	2002 Executive Compensation Plan for James L. Lambert, effective January 1, 2002.
10.26	2002 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2002.
10.27	2002 Executive Compensation Plan for Preston Romm, effective January 1, 2002.
10.28	Change of Control Agreement between the Registrant and James L. Lambert.(8)
10.29	Change of Control Agreement between the Registrant and Dana Kammersgard.(8)
10.30	Change of Control Agreement between the Registrant and Preston Romm.(8)
10.31	Letter Agreement of Termination of Employment effective March 23, 2001 between the Registrant and Mark Mays.
10.32	Lease, dated July 9, 1993, as amended with Vector Associates related to the Registrant's facility in Carlsbad, California.
10.33	Promissory Note dated June 21, 2001 between the Registrant and Dana Kammersgard.(10)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to page 45.

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

(7)
Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 19, 2001 and incorporated herein by reference.

(8)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(9)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(10)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(b)
Reports on Form 8-K:

          None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP. (Registrant)
By:	/s/ JAMES L. LAMBERT James L. Lambert (Chief Executive Officer)
Date: March 28, 2002

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

Name	Title	Date

/s/ JAMES L. LAMBERT James L. Lambert	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	March 28, 2002
/s/ PRESTON ROMM Preston Romm	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2002
/s/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 28, 2002
/s/ CAROL TURCHIN Carol Turchin	Vice Chairman of the Board of Directors	March 28, 2002

/s/ BENJAMIN MONDERER Benjamin Monderer	Director	March 28, 2002
/s/ BENJAMIN BRUSSELL Benjamin Brussell	Director	March 28, 2002
/s/ NORMAN R. FARQUHAR Norman R. Farquhar	Director	March 28, 2002
/s/ DR. CHONG SUP PARK Dr. Chong Sup Park	Director	March 28, 2002
/s/ W.R. SAUEY W.R. Sauey	Director	March 28, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant.(3)
3.2	By-laws of the Registrant.(1)
4.1	Form of Common Stock certificate of the Registrant.(1)
9.1	Dissolution of Voting Agreement, dated July 18, 2001 among Dr. Monderer, Ms. Turchin and Mr. Mays.(8)
10.1	Employment Agreement between the Registrant and Mark Mays.(1)
10.2	License Agreement with Emulex Corporation.(1)
10.3	Lease Agreement, dated as of December 23, 1993, as extended and modified, related to the Registrant's facilities in New York City.(1)
10.4	Lease Modification Agreement.(2)
10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(3)
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(3)
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(3)
10.8	Employment letter agreement dated August 2, 1999 between the Registrant and Benjamin Monderer.(3)
10.9	2000 Amended and Restated Equity Incentive Plan.(4)
10.10	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(4)
10.11	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(4)
10.12	2000 Amended and Restated Employee Stock Purchase Plan.(4)
10.13	2000 Non-Employee Directors Stock Option Plan.(5)
10.14	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(5)
10.15	Voluntary Resignation Agreement dated December 31, 1999 between the Registrant and Carol Turchin.(6)
10.16	Credit Agreement dated February 6, 2001 among the Registrant, Silicon Alley Management, Inc.("Silicon Alley) and Wells Fargo Bank, National Association ("Wells Fargo").(9)
10.17	Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley to Wells Fargo.(9)
10.18	Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley in favor of Wells Fargo.(9)
10.19	2001 Executive Compensation Plan for James L. Lambert, effective January 1, 2001.(9)

10.20	2001 Executive Compensation Plan for Benjamin Monderer, effective January 1, 2001.(9)
10.21	2001 Executive Compensation Plan for Dana K. Kammersgard, effective January 1, 2001.(9)
10.22	2001 Executive Compensation Plan for Preston Romm, effective January 1, 2001.(9)
10.23	2001 Executive Compensation Plan for Mark Mays, effective January 1, 2001.(9)
10.24	Employment letter agreement dated August 2, 1999 between the Registrant and Mark Mays.(9)
10.25	2002 Executive Compensation Plan for James L. Lambert, effective January 1, 20002.
10.26	2002 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2002.
10.27	2002 Executive Compensation Plan for Preston Romm, effective January 1, 2002.
10.28	Change of Control Agreement between the Registrant and James L. Lambert.(8)
10.29	Change of Control Agreement between the Registrant and Dana Kammersgard.(8)
10.30	Change of Control Agreement between the Registrant and Preston Romm.(8)
10.31	Letter Agreement of Termination of Employment effective March 23, 2001 between the Registrant and Mark Mays.
10.32	Lease, dated July 9, 1993, as amended with Vector Associates related to the Registrant's facility in Carlsbad, California.
10.33	Promissory Note dated June 21, 2001 between the Registrant and Dana Kammersgard.(10)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to page 45.

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

(7)
Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 19, 2001 and incorporated herein by reference.

(8)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(9)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(10)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Dot Hill Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
January 25, 2002

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2000

(In Thousands, Except Per Share Amounts)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,785	$33,653
Short-term investments	8,672	—
Accounts receivable, net of allowance of $1,113 and $1,593	8,198	19,341
Inventories	13,876	24,109
Prepaid expenses and other	2,438	1,948
Deferred income taxes	—	4,067

Total current assets	40,969	83,118
PROPERTY AND EQUIPMENT, net	3,520	4,814
NOTE RECEIVABLE	1,242	—
OTHER ASSETS	460	591
DEFERRED INCOME TAXES	—	14,356

	$46,191	$102,879

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,221	$17,803
Accrued compensation	1,728	2,748
Accrued expenses	2,240	1,858
Restructuring accrual	1,241	—
Deferred revenue	1,441	2,866
Income taxes payable	3,266	3,389

Total current liabilities	15,137	28,664
BORROWINGS UNDER LINES OF CREDIT	330	186
DEFERRED RENT AND OTHER LONG-TERM LIABILITIES	113	259

Total liabilities	15,580	29,109

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 and $.01 par value at December 31, 2001 and December 31, 2000, respectively, 10,000 and 5,000 shares authorized at December 31, 2001 and December 31, 2000, respectively, none issued	—	—
Common stock, $.001 and $.01 par value at December 31, 2001 and December 31, 2000, respectively, 100,000 and 40,000 shares authorized at December 31, 2001 and December 31, 2000, respectively, 24,791 and 24,608 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	25	246
Additional paid-in capital	99,467	99,026
Accumulated other comprehensive loss	(204)	(216)
Accumulated deficit	(68,677)	(25,286)

Total shareholders' equity	30,611	73,770

	$46,191	$102,879

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(In Thousands, Except Per Share Information)

	2001	2000	1999
NET REVENUE	$56,277	$121,197	$124,216
COST OF GOODS SOLD	44,818	77,730	86,612

GROSS MARGIN	11,459	43,467	37,604

OPERATING EXPENSES:
Sales and marketing	23,717	31,747	24,204
Engineering and product development	6,673	8,798	7,401
General and administrative	4,533	6,891	10,837
Impairment of intangible assets	—	—	1,224
Merger and restructuring expenses	4,905	—	7,392

Total operating expenses	39,828	47,436	51,058

OPERATING LOSS	(28,369)	(3,969)	(13,454)

OTHER INCOME (LOSS):
Interest income	1,013	2,149	1,805
Interest expense	(107)	(53)	(669)
Other (expense) income, net	(657)	739	381
Gain (loss) on foreign currency transactions, net	52	(6)	(94)

Total other income, net	301	2,829	1,423

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(28,068)	(1,140)	(12,031)
INCOME TAX PROVISION (BENEFIT)	15,323	(192)	(2,984)

NET LOSS	$(43,391)	$(948)	$(9,047)

Basic and diluted net loss per share	$(1.76)	$(0.04)	$(0.39)

Weighted average shares used to calculate basic and diluted net loss per share	24,703	24,253	23,385

COMPREHENSIVE OPERATIONS:
Net loss	$(43,391)	$(948)	$(9,047)
Foreign currency translation adjustments	(138)	(1)	(153)
Unrealized gain on short-term investments	150	—	—

Comprehensive loss	$(43,379)	$(949)	$(9,200)

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(In Thousands)

	Convertible Preferred A Shares
			Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-In Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 1999	2,494	$12	23,010	$230	$96,775	$(62)	$(16,991)	$79,964
Conversion of preferred shares	(2,494)	(12)	719	7	5			—
Exercise of stock options, including tax benefit			119	1	235			236
Sale of common stock under employee stock purchase plan			40	1	122			123
Foreign currency translation adjustment						(153)		(153)
Net loss							(9,047)	(9,047)
Adjustment for change in Artecon year-end							1,700	1,700

BALANCE, December 31, 1999	—	—	23,888	239	97,137	(215)	(24,338)	72,823
Exercise of stock options, including tax benefit			687	7	1,709			1,716
Sale of common stock under employee stock purchase plan			33		180			180
Foreign currency translation adjustment						(1)		(1)
Net loss							(948)	(948)

BALANCE, December 31, 2000	—	—	24,608	246	99,026	(216)	(25,286)	73,770
Adjustment for change in par value of common stock				(223)	223
Exercise of stock options			64	1	57			58
Sale of common stock under employee stock purchase plan			119	1	161			162
Foreign currency translation adjustment						(138)		(138)
Unrealized gain on short-term investments						150		150
Net loss							(43,391)	(43,391)

BALANCE, December 31, 2001	—	$—	24,791	$25	$99,467	$(204)	$(68,677)	$30,611

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(In Thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,391)	$(948)	$(9,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,550	1,401	1,757
Impairment of property and equipment	1,357	—	937
Provision for doubtful accounts	(151)	824	752
Provision for deferred income taxes	18,423	(1,434)	(4,681)
Changes in operating assets and liabilities:
Accounts receivable	11,294	238	4,677
Inventories	10,233	(11,830)	7,485
Prepaid expenses and other assets	(504)	483	748
Prepaid income taxes	—	—	737
Notes receivable	(1,242)	—	—
Accounts payable	(12,582)	2,709	(4,365)
Accrued expenses	(638)	(2,038)	(46)
Merger and restructuring accrual	1,241	(1,474)	220
Customer deposits	—	(1,692)	(481)
Deferred revenue	(1,425)	(760)	(216)
Income taxes payable	(123)	1,850	754
Long-term liabilities	(146)	(235)	22

Net cash used in operating activities	(16,104)	(12,906)	(747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,468)	(3,201)	(896)
(Purchases) sales of short-term investments	(8,522)	3,500	—

Net cash (used in) provided by investing activities	(9,990)	299	(896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	58	1,716	236
Proceeds from sale of stock to employees	162	180	123
Proceeds from bank and other borrowings	11,531	—	23,139
Payments on bank and other borrowings	(11,387)	(86)	(35,258)

Net cash provided by (used in) financing activities	364	1,810	(11,760)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(138)	(1)	(153)

ADJUSTMENT FOR CHANGE IN ARTECON YEAR-END	—	—	1,700

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,868)	(10,798)	(11,856)
CASH AND CASH EQUIVALENTS, beginning of year	33,653	44,451	56,307

CASH AND CASH EQUIVALENTS, end of year	$7,785	$33,653	$44,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATON:
Cash paid during the year for:
Interest	$65	$5	$642

Income taxes	$28	$94	$129

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Background—Dot Hill Systems Corp. ("Dot Hill" or the "Company") designs, manufactures, markets and supports high performance networking storage systems for the open systems computing environment. The Company's marketing strategy is aimed at data-intensive industries which to date include financial services, telecommunications, internet applications and storage service providers ("xSPs"), e-commerce, multimedia, healthcare, government/defense and academia. The Company sells directly to end-users through its sales forces, through OEM ("Original Equipment Manufacturers") customers and through resellers. The Company's manufacturing operations consist primarily of assembly and integration of components and subassemblies into the Company's products. The Company's manufacturing, principal engineering and product development, and principal sales and marketing operations are conducted from the Company's Carlsbad, California facility.

        Basis of Presentation—On August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for using the pooling-of-interests method. Subsequent to the Merger, the combined Company changed its name to Dot Hill Systems Corp. The accompanying consolidated financial statements set forth a presentation of the Company's financial statements retroactively restated to reflect the combination of Box Hill and Artecon. As a result of changing Artecon's fiscal year-end from March 31 to conform with the Company's December 31 year-end, Artecon's results of operations for the three months ended March 31, 1999 were included in the combined results of operations for both the years ended December 31, 1999 and 1998, the effect of which is reflected as an adjustment in the consolidated statements of shareholders' equity and cash flows for the year ended December 31, 1999.

        During the third quarter of 1999, and in connection with the Merger, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger (Note 4).

        Initial Public Offering—Box Hill completed an initial public offering (the "Offering") of its common stock, effective September 16, 1997. The offering consisted of the sale of 5.5 million shares of common stock at an initial public offering price of $15.00, of which 3.3 million shares were issued and sold by Box Hill and 2.2 million shares were sold by individuals who were the only shareholders of Box Hill prior to the Offering. Additionally, 825,000 shares of common stock were purchased from Box Hill at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to Box Hill, after deducting estimated underwriting discounts and offering expenses, were approximately $56.6 million.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Dot Hill Systems Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        Use of Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. Cash equivalents consist principally of money market mutual funds.

        Short-term Investments—The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments have been categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are included as component of accumulated other comprehensive loss in shareholders' equity.

        Accounts Receivable—The allowance for doubtful accounts represents management's estimate of potential loss on accounts receivable balances. This estimate is calculated using a percentage based on historical write-offs and recoveries of accounts receivable. In addition, the Company also estimates potential losses for specific accounts.

        Inventories—Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market value.

        Property and Equipment—Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (two to seven years). Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or the estimated useful life of the asset. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

        Fair Value of Financial Instruments—Pursuant to SFAS No. 107, Disclosure About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The Company considers the carrying value of its financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, note receivable, and accounts payable to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization. The carrying value of borrowings under lines of credit approximates fair value based on the terms and rates available to the Company for similar instruments.

        Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held and used are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets utilizing expected future undiscounted cash flows to determine whether or not an impairment to such value has occurred. During the year ended December 31, 1999, the Company recognized an impairment of certain long-lived assets in connection with the Merger and restructuring activities (Note 4). Based on its most recent analysis, the Company believes that no additional impairment exists at December 31, 2001.

        Revenue Recognition—The Company recognizes revenue on product sales when products are shipped, net of any allowances for estimated product returns. Revenue from maintenance contracts is deferred and recognized on a straight-line basis over the contract term, generally twelve months. The cost of maintenance contracts purchased from third-parties for resale is deferred and recognized as expense over the contract term. At December 31, 2001 and 2000, the balances of deferred costs for purchased maintenance contracts were $1.1 million and $917,000, respectively, and the balances are included in prepaid expenses and other assets.

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

        Product Warranties—The Company generally extends to its customers the warranties provided to the Company by its suppliers. The Company provides for the estimated cost that may be incurred for product warranties in the period the related revenue is recognized. To date, the Company's suppliers have reimbursed the majority of the Company's warranty costs. There can be no assurance that such suppliers will continue to reimburse such costs in the future, which could have a material adverse effect on the Company's operating results and financial condition.

        Advertising Costs—The Company expenses advertising costs as incurred. For the years ended December 31, 2001, 2000, and 1999, advertising expenses were $1.5 million, $1.2 million, and $768,000, respectively.

        Engineering and Product Development—Engineering and product development costs are expensed as incurred. In conjunction with the development of its products, the Company incurs certain software development costs. No costs have been capitalized pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

        Stock-Based Compensation—The Company accounts for stock-based awards to employees, using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation

        Foreign Currency Translation—A portion of the Company's international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are included in current period earnings. Where the functional currency of a foreign subsidiary of the Company is the U.S. dollar, inventories, property, plant and equipment, cost of products sold, and depreciation are remeasured from the foreign currency into U.S. dollars at historical exchange rates; all other accounts are translated at current exchange rates, and gains and losses resulting from those remeasurements are included in current period earnings. Where the functional currency of a foreign subsidiary of the Company is the local currency, assets and liabilities are translated into U.S. dollars at year-end exchange rates; revenues and expenses, and gains and losses are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting remeasurement gains and losses are recognized as a component of other comprehensive income. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar will cause currency transaction gains and losses, which the Company has experienced in the past and continues to experience. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. The Company has not previously undertaken hedging transactions to cover its currency exposure nor does it intend to engage in hedging activities in the future.

        Income Taxes—The Company records deferred income taxes to reflect temporary differences between the reporting of income for financial statement and tax reporting purposes. Measurement of the deferred income tax items is based on enacted tax laws and rates. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred income tax asset, an evaluation is performed to determine the probability the Company will be able to realize the future benefits of such asset. A valuation allowance related to a deferred income tax asset is recorded when it is considered more likely than not that some portion or all of the deferred income tax asset will not be realized.

        Net Loss Per Share—Basic net loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

        Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, in the weighted average number of common shares outstanding during a period, if dilutive.

        The table below sets forth the reconciliation of the denominator of the net loss per share calculation for the years ended December 31 (in thousands):

	2001	2000	1999
Weighted average shares used to calculate basic net loss per share	24,703	24,253	23,385
Dilutive effect of stock options and convertible preferred stock	—	—	—

Weighted average shares used to calculate diluted net loss per share	24,703	24,253	23,385

        As of December 31, 2001, options to purchase 3,285,293 shares of common stock with exercise prices ranging from $0.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

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

        Recent Accounting Pronouncements—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, which was effective for the Company as of January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently invest in derivative instruments and does not presently engage in nor does it intend to engage in hedging activities. Consequently, the adoption of SFAS No. 133, effective January 1, 2001, had an insignificant effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has adopted this statement for all business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of this statement, effective January 1, 2002, is expected to have an insignificant effect on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement, effective January 1, 2002, is expected to have an insignificant effect on the Company's financial statements.

        Reclassifications—Certain prior years' amounts have been reclassified to conform to the current year presentation.

2. RISKS AND UNCERTAINTIES

        General Business Risks and Uncertainties—The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to differ materially from expectations include, but are not limited to, dependence on new products, dependence on a limited number of suppliers of high quality components, reliance on a limited number of principal customers, concentration of customers in targeted industries, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, competition, competitive pricing, dependence on key personnel, enforcement of the Company's intellectual property rights, intellectual property claims made by third parties upon the Company, dependence on a limited number of production facilities, global economic conditions, the lengthening of sales cycles, and an uneven pattern of quarterly results.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other securities to support customer receivables. A majority of the Company's net revenue is derived from sales to customers in the xSPs, telecommunications and e-commerce industries and the government sector. For the years ended December 31, 2001 and 2000, direct sales to customers in the xSPs, telecommunications and e-commerce industries were 37% and 39%, respectively, and sales to the government sector were 16% and 13%, respectively, of the Company's net revenues. Direct sales to customers in the telecommunications and financial services industries as a percentage of net revenues were approximately 21% and 18%, respectively, for the year ended December 31, 1999. For the years ended December 31, 2001, 2000 and 1999, one customer accounted for approximately 15%, 17% and 10%, respectively, of total net revenues.

        Cash Concentrations—The Federal Deposit Insurance Corporation ("FDIC") insures a corporation's funds deposited in a bank up to a maximum of $100,000 in the event of a bank failure. As of December 31, 2001, the Company's cash held in checking accounts at two commercial banks exceeds the FDIC insured amount by approximately $1.5 million and $1.7 million. The Company has not experienced any losses in relation to cash in excess of FDIC insurance limits.

        Foreign Sales—The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2001	2000	1999
Europe	22.2%	12.8%	9.6%
Asia	7.9	7.4	2.7
Other	0.5	2.3	0.4

Total foreign sales	30.6%	22.5%	12.7%

        Dependence on Suppliers—The Company purchases substantially all of its disk drives, a critical component of its storage products, from one supplier. Approximately 11%, 14% and 23% of the Company's total component purchases were made from this supplier for the years ended December 31, 2001, 2000 and 1999, respectively. The Company resells the products of various third parties including one supplier of tape libraries and other products. During the years ended December 31, 2001, 2000 and 1999, approximately 6%, 12% and 17%, respectively, of total purchases were from this supplier.

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

3. COMPREHENSIVE OPERATIONS

        The Company's accumulated other comprehensive loss balance consists of foreign currency translation adjustments and unrealized gains on short-term investments. Changes in the accumulated other comprehensive loss balance for the years ended December 31, 2001, 2000 and 1999 are detailed as follows (in thousands):

Balance, January 1, 1999	$(62)
Foreign currency translation adjustment	(153)

Balance, December 31, 1999	(215)
Foreign currency translation adjustment	(1)

Balance, December 31, 2000	(216)
Foreign currency translation adjustment	(138)
Unrealized gain on short-term investments	150

Balance, December 31, 2001	$(204)

4. MERGER AND RESTRUCTURING COSTS AND ASSET WRITEDOWNS

        In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions. The cost reduction actions were designed to reduce the Company's breakeven point in light of the economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. The Company recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million.

        In June 2001, the Company implemented further cost reductions in response to the continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, the Company recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million.

        During the fourth quarter of 2001, the Company increased its restructuring accrual by $500,000 due to the continuing deterioration of the real estate market and the inability to sublet excess space in its Carlsbad and New York City facilities.

        Restructuring expenses recorded for the year ended December 31, 2001 totaled $4.9 million as follows (in thousands):

Employee termination costs	$1,530
Impairment of property and equipment	1,357
Facility closures and related costs	1,998
Professional fees and other	20

Total	$4,905

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. Facility closures and related costs consist of lease termination costs for five sales offices and closure of the New York City branch location.

        The following is a summary of accrued restructuring expense activity recorded during the year ended December 31, 2001 (in thousands):

	Restructuring Expense	Amount Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001
Employee termination costs	$1,530	$(1,528)	$2
Impairment of property and equipment	1,357	(1,357)	—
Facility closures and related costs	1,998	(759)	1,239
Professional fees and other	20	(20)	—

Total	$4,905	$(3,664)	$1,241

        The Company believes that there are no unresolved issues or additional liabilities that may result in an adjustment to restructuring expenses accrued as of December 31, 2001.

        During the third quarter of 1999, and in connection with the Merger of Box Hill and Artecon, the Company recorded expenses totaling $13.4 million related to the Merger and management's restructuring and integration plan associated with the Merger, as follows (in thousands):

Inventory write-downs, reported with costs of goods sold	$5,033
Professional fees	4,029
License termination	1,000
Employee termination costs	1,100
Write-down of intangibles	937
Facility closures and related costs	647
Other integration costs	616

Total	$13,362

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

        The following is a summary of accrued merger and restructuring expense activity recorded during the years ended December 31, 1999 and 2000 related to the Merger of Box Hill and Artecon (in thousands):

	Restructuring Expenses	Amount Utilized in 1999	Accrued Restructuring Expenses at December 31, 1999	Amount Utilized in 2000	Accrued Restructuring Expenses at December 31, 2000
Professional fees	$4,029	$(4,029)	$—	$—	$—
License termination	1,000	(1,000)	—	—	—
Employee termination costs	1,100	(620)	480	(480)	—
Facility closures and related costs	647	(125)	522	(522)	—
Other integration costs	616	(526)	90	(90)	—

Total	$7,392	$6,300	$1,092	$(1,092)	$—

        The Company believes that there are no unresolved issues or additional liabilities related to the Merger of Box Hill and Artecon.

5. SHORT-TERM INVESTMENTS

        The following table summarizes the Company's short-term investments as of December 31, 2001 (in thousands):

	Cost	Net Unrealized Gains	Fair Value
U.S. Government securities	$6,527	$118	$6,645
Corporate obligations	1,023	7	1,030
Commercial paper	972	25	997

	$8,522	$150	$8,672

        The amortized cost and fair value at December 31, 2001 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value
Due in one year or less	$1,972	$1,997
Due after one year through two years	6,550	6,675

	$8,522	$8,672

        As of December 31, 2000, the Company did not have any securities classified as short-term investments.

6. INVENTORIES

        Inventories consist of the following at December 31:

	2001	2000
Purchased parts and materials	$9,898	$15,968
Work-in-process	684	519
Finished goods	3,294	7,622

Total inventory	$13,876	$24,109

        The Company has determined the obsolescence of certain parts and materials based on product life cycles.

7. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

	2001	2000
Machinery and equipment	$8,312	$9,650
Furniture, fixtures and computer equipment	619	695
Leasehold improvements	650	1,460

	9,581	11,805
Less accumulated depreciation	(6,061)	(6,991)

	$3,520	$4,814

        Depreciation expense was $1.4 million, $1.1 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8. NOTE RECEIVABLE

        Note receivable represents a financial agreement entered in connection with the exchange of certain of the Company's service business assets to a third-party who provides service for certain of the Company's products developed by its predecessor companies, Box Hill and Artecon. The terms of the agreement are for a two-year period commencing July 2001 with quarterly payments due based on a percentage of service contract revenue for such product servicing.

9. CREDIT FACILITIES

        Artecon Facility—Artecon had a $15 million revolving credit facility with a domestic commercial bank. The facility provided for financing collateralized by all assets of Artecon, as defined by the agreement, and expired on May 14, 2001. Borrowings under this credit facility incurred interest at the bank's prime rate. Interest was due monthly, with the principal due at maturity. Subsequent to the Merger with Artecon on August 2, 1999, the Company repaid all outstanding debt under this facility.

        Japanese Yen Facilities—The Company's Japanese subsidiary has three lines of credit with a Japanese bank for borrowings up to an aggregate of 65 million Yen (US $494,000 at December 31, 2001). At December 31, 2000, the Japanese subsidiary had two lines of credit with a Japanese bank for borrowings up to an aggregate of 35 million Yen (US $305,000). At December 31, 2001 and 2000, 43 million Yen (approximately US $330,000) and 21 million Yen (approximately US $186,000), respectively, were outstanding under these lines of credit. Borrowings under these lines of credit incur interest at a fixed rate ranging from 1.8% to 2.6% as of December 31, 2001 and from 1.8% to 2.5% as of December 31, 2000. Interest is due monthly, with the principal due on various dates through August 2008. Borrowings under these lines of credit are collateralized by inventories of the Japanese subsidiary.

        Line of Credit—In February 2001, the Company entered into an agreement with a commercial bank which provides for borrowings up to $15 million under a revolving line of credit, expiring in December 2002. Borrowings under the facility are collateralized by a pledge of the Company's deposits held at the bank. Borrowings under the line of credit incur interest at the bank's prime rate or 50 basis points above LIBOR, at the option of the Company. Interest on outstanding borrowings is due monthly, with the principal due at maturity. In 2001, the Company borrowed and repaid approximately $11.4 million under this line of credit. As of December 31, 2001, no balance was outstanding under this line of credit.

10. INCOME TAXES

        Components of the income tax provision (benefit) are as follows for the years ended December 31 (in thousands):

	2001	2000	1999
Current:
Federal	$(3,178)	$376	$1,366
State, local and foreign	101	866	337

	(3,077)	1,242	1,703

Deferred:
Federal	(5,922)	(1,118)	(3,566)
State, local and foreign	(2,322)	(773)	(1,121)

	(8,244)	(1,891)	(4,687)

Increase in deferred income tax asset valuation allowance	26,644	457	—

Total income tax provision (benefit)	$15,323	$(192)	$(2,984)

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31:

	2001	2000	1999
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase in deferred income tax asset valuation allowance	95.0	40.1	—
Foreign sales corporation	—	(23.0)	—
Tax exempt interest income	(0.2)	(15.3)	(4.0)
State and local income taxes, net of federal effect	(5.0)	(0.5)	(4.6)
Foreign taxes	0.9	6.2	0.1
Meals and entertainment	0.1	5.1	0.3
Tax credit carryforwards and other	(1.3)	3.0	4.2
Amortization of goodwill and intangible assets	0.1	2.6	2.5
Merger and restructuring costs	—	—	11.7

Effective income tax rate	54.6%	(16.8)%	(24.8)%

        The income tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31 (in thousands):

	2001	2000
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$24,709	$14,619
Inventory reserve and uniform capitalization	2,499	3,583
Acquisition costs	596	826
Allowance for bad debts	487	698
In-process research and development	609	667
Legal settlement accrual	280	—
Vacation accrual	146	302
Acquired intangibles	185	181
Warranty accrual	139	139
Deferred rent	—	39
Restructuring accrual	546	—

	30,196	21,054

Deferred income tax liabilities:
State taxes	2,313	1,559
Depreciation and amortization	165	14
Import reserve	258	357
Acquired intangibles	336	244

	3,072	2,174

Deferred income tax asset valuation allowance	27,124	457

Total net deferred income tax assets	$—	$18,423

Current	$—	$4,067
Long-term	—	14,356

Total net deferred income tax assets	$—	$18,423

        In the first quarter of 2001, the Company experienced delayed purchasing decisions from a number of customers who had experienced disruptive personnel cuts and budget freezes. In addition, the Company revised its forecasted future earnings because of the lack of visibility of future earnings. The Company took a number of actions in response to this economic downturn. One such action was to record a $16.0 million charge to the income tax provision in connection with the valuation allowance provided for deferred income tax assets. As of December 31, 2001, a valuation allowance of $27.1 million has been provided based upon the Company's assessment of the future realizability of the Company's deferred income tax assets, as it is considered more likely than not that sufficient taxable income will not be generated to realize these assets.

        Additionally, at December 31, 2001, approximately $23,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

        As of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $49.9 million and $42.1 million, which begin to expire in 2009 and 2002, respectively. In addition, the Company has federal tax credit carryforwards of approximately $2.0 million, of which $337,000 can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in 2008. The Company also has state tax credit carryforwards of approximately $1.5 million, of which $1.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $94,000 will begin to expire in 2006.

        Pursuant to the Tax Reform Act of 1986, annual use of Artecon's federal net operating loss and credit carryforwards is limited as a result of a cumulative change in ownership of more than 50% as a result of the Merger. The annual limitation is equal to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382 (f) of the Internal Revenue Code) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation amount allowable for those years.

        The Company has not provided for any residual U.S. income taxes on the earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be immaterial to the Company's financial statements.

11. SHAREHOLDERS' EQUITY

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

        In April 2001, the Company's Board of Directors authorized an increase of 542,904 shares of the Company's common stock issuable pursuant to the Company's 2000 Amended and Restated Equity Incentive Plan and 100,000 shares of the Company's common stock issuable pursuant to the Company's 2000 Amended and Restated Employee Stock Purchase Plan. This increase in shares became effective on the date of the 2001 Annual Stockholders Meeting, which was held May 18, 2001.

12. CONVERTIBLE PREFERRED A SHARES

        The Company had outstanding convertible preferred A shares which had voting rights, provided for dividends when and if declared by the Board of Directors and had liquidation preference over common shares. The convertible preferred A shares were convertible into common shares, at the option of the holder, any time after January 1, 1999, at the conversion rate defined in the Articles of Incorporation. In connection with the Merger, the convertible preferred A shares were converted into 719,037 shares of the Company's common stock, representing the liquidation value of the preferred A shares.

13. STOCK INCENTIVE PLAN

        The Company's Equity Incentive Plan (the "Incentive Plan"), as amended, provides for the granting of incentive and nonqualified stock options to employees. The Company's Non-Employee Stock Option Plan (the "Directors' Plan") adopted in March 2000 provides for the granting of nonqualified stock options to non-employee directors. The Company has currently reserved 4,935,404 and 500,000 shares of common stock for issuance pursuant to the Incentive Plan and the Directors' Plan, respectively. The terms and conditions of grants of stock options are determined by the Board of Directors in accordance with the terms of the Incentive Plan and Directors' Plan.

        Information with respect to options under the Incentive Plan and Directors' Plan, as restated for the combination with Artecon's stock option plan, is as follows:

	Number of Shares	Weighted Average Exercise Price
BALANCE, January 1, 1999	1,940,510	$6.41
Grants	1,136,875	5.48
Forfeitures	(739,714)	10.80
Exercises	(118,634)	0.70

BALANCE, December 31, 1999	2,219,037	4.80
Grants	1,483,150	5.38
Forfeitures	(397,085)	7.36
Exercises	(537,164)	0.98

BALANCE, December 31, 2000	2,767,938	5.49
Grants	1,580,200	2.26
Forfeitures	(998,947)	5.26
Exercises	(63,898)	0.91

BALANCE, December 31, 2001	3,285,293	$4.09

        The options generally vest ratably over a four or five year period and are exercisable over a period of ten years from the date of grant.

        Information with respect to options outstanding under the Incentive Plan and Directors' Plan at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.50 - $ 1.70	417,419	9.49	$1.49	38,999	$1.05
$1.89 - $ 1.89	877,700	9.56	1.89	—	—
$2.03 - $ 3.38	639,500	8.88	3.23	172,103	3.30
$3.44 - $ 5.40	202,500	7.94	4.77	95,294	4.86
$5.50 - $ 5.50	552,300	7.82	5.50	297,885	5.50
$6.00 - $15.94	595,874	7.63	8.57	291,577	9.10

	3,285,293	8.67	$4.09	895,858	$5.98

        As of December 31, 2000 and 1999, approximately 587,000 and 739,000 options were exercisable at a weighted average exercise price of $5.72 and $3.60, respectively.

        The Company applies APB No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for its employee stock options.

        Had compensation cost for the Incentive Plan and Directors' Plan been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and basic and diluted net loss per share would have been increased to the following amounts for the years ended December 31 (net loss amounts in thousands):

	2001	2000	1999
Net loss:
As reported	$(43,391)	$(948)	$(9,047)
As adjusted	(45,742)	(3,246)	(10,305)
Basic and diluted net loss per share:
As reported	(1.76)	(0.04)	(0.39)
As adjusted	(1.85)	(0.13)	(0.44)

        The weighted average fair value of each stock option granted during the years ended December 31, 2001, 2000 and 1999 was $1.93, $3.79 and $3.86, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2001	2000	1999
Risk free interest	4.0% - 4.9%	5.2% - 6.7%	5.0% - 6.0%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	5 - 7 years
Expected volatility	100.0%	65.0%	65.0%

14. RELATED PARTY TRANSACTIONS

        Revenues from sales to affiliated companies for the years ended December 31, 2001, 2000 and 1999 were approximately $1,000, $2,000 and $18,000, respectively. Purchases from affiliated companies for the years ended December 31, 2001, 2000 and 1999 were approximately $19,000, $87,000 and $89,000, respectively.

15. EMPLOYEE BENEFIT PLANS

        Box Hill Retirement Savings Plan—Box Hill had a retirement savings plan, which qualified under the provisions of Section 401(k) of the Internal Revenue Code. The plan covered all eligible employees who were 21 years of age. The Company could make discretionary contributions to the plan. No contributions were made to the plan for the year ended December 31, 1999.

        Artecon Retirement Savings Plan—Artecon had a retirement savings plan, which qualified under the provisions of Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees could defer up to 15% of their pretax salary, but not more than statutory limits. Artecon matched 50% of participating employees' contributions up to a specified limit ($500). The Company's matching contributions to the savings plan were approximately $49,000 for the year ended December 31, 1999.

        Dot Hill Retirement Savings Plan—Effective December 1, 2000, the Company adopted a new plan, which combined and replaced the Box Hill and Artecon retirement savings plans. This plan, which qualifies under Section 401(k) of the Internal Revenue Code, is open to eligible employees over 21 years of age. Under the plan, participating U.S. employees may defer up to 20% of their pretax salary, but not more than statutory limits. The Company may match participating employees' contributions based on a discretionary amount or percentage. The Company's matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. The Company's matching contributions to the new retirement savings plan were approximately $69,000 and $101,000 for the years ended December 31, 2001 and 2000, respectively.

        Employee Stock Purchase Plan—The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted in August 1997, and amended and restated in March 2000. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides eligible employees of the Company, as defined in the Purchase Plan, with an opportunity to purchase shares of the Company's common stock at 85% of fair market value, as defined. The Company has reserved

850,000 shares of common stock for issuance pursuant to the Purchase Plan. During the years ended December 31, 2001 and 2000, 119,000 and 33,000 shares, respectively, were issued under the Purchase Plan. During the year ended December 31, 1999, 40,000 shares were issued under the Purchase Plan and Artecon's Employee Stock Purchase Plan.

16. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through September 2007. Rent expense for the years ended December 31, 2001, 2000 and 1999, was $1.5 million, $2.1 million and $2.2 million, respectively.

        Future minimum lease payments due under all noncancelable operating leases as of December 31, 2001, are as follows (in thousands):

2002	$1,894
2003	1,323
2004	666
2005	630
2006	273
Thereafter	185

$4,971

        Employment Agreements—In connection with the Merger, effective August 2, 1999, the Company adopted employment contracts with two of its executive officers. These contracts provide for base salaries totaling $600,000 per year. In addition, each executive was eligible to receive, at the discretion of the Board of Directors, a cash bonus of up to 50% of such executives' then annual base salary. The employment contracts may be terminated at the option of either of the Company or the employee "for cause" or, upon 30 days written notice, for convenience and "without cause." If the Company terminates for convenience, the employee is entitled to a severance payment equal to the employee's then-current annual base salary. Following termination of employment other than due to death or disability, the Company may hire the employee as a consultant for a period of one year at a cost of 25% of the employee's then current annual base salary.

        Effective January 1, 2002, the Company adopted the Executive Compensation Plan 2002 (the "Plan") for three of its executive officers. The terms of the Plans are in addition to the terms of these executive officers' employment contracts. The Plan provides for annual performance bonus potential of 50% of base salary for two of the officers and 55% of base salary for the remaining officer. The formula for the annual bonus calculation is as follows: 75% of bonus potential is tied to the Company's annual operating plan. Of this 75% bonus potential, half is based on meeting revenue goals and half is based on meeting certain net income goals. If the Company attains less than 85% of revenue and net income goals, this 75% bonus potential will not be paid. For each 1% increase above 85% of the revenue and net income goals, a bonus equal to 3.33% of the annual performance bonus potential will be paid, with no cap. The remaining 25% of bonus potential is subjective and may be tied to individual goals and performance.

        In August 2001, the Company entered into change of control agreements with three of its executive officers. Under one of the agreements, in the event of an acquisition of the Company or similar corporate event ("Change of Control"), the executive officer's remaining stock options will become fully vested and will be entitled to a lump sum cash payment equal to 150% of annual based salary then in effect. Under the second agreement if the executive officer's employment is terminated, other than for cause, in connection with a Change of Control, the remaining unvested stock options will become fully vested and will be entitled to a lump sum cash payment of 125% of annual base salary then in effect. Under the third agreement, in the event of a Change of Control, the executive officer's remaining unvested stock options will become fully vested and will be entitled to a lump sum cash payment equal to 125% of annual based salary then in effect.

        Lawsuits—On January 5, 2001, a final settlement in a class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and no appeal was taken from the judgment. Therefore, the action has been finalized.

        The Company is subject to a legal action first filed by Celtic Capital Corporation against the Company on April 24, 2001 in the Superior Court of the State of California and later amended (the "Celtic Litigation"). The plaintiffs allege violations of the California Commercial Code and breach of contract among other commercial claims. The Company responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic's assignors) and Epitech, Inc. (the "Cross-Defendants") asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, have been expensed as incurred.

        Subsequent to December 31, 2001, the parties reached a tentative settlement agreement in the Celtic Litigation. According to the tentative settlement agreement, the Company will pay Celtic $350,000 on or around April 1, 2002. The Company will then make five monthly payments to Celtic of $60,000 each, beginning on May 1, 2002 and ending on September 1, 2002 and a final payment of $75,000 on October 1, 2002. In exchange for the foregoing, Celtic will completely release the Company from all claims and causes of action related to the complaint. The Company will also receive from the Cross-Defendants a global release of all claims, and all goods, work-in-progress and inventory in the possession of the Cross-Defendants which was in any way related to the Company's purchase orders (the "Dot Hill Inventory"). In exchange for its receipt of the Dot Hill Inventory, the Company will release the Cross-Defendants from all claims and causes of action related to the cross-complaint. As a result of this tentative settlement agreement, the Company decided to record the expense related to this settlement in other expenses during the year ended December 31, 2001.

        While agreeing to the proposed settlement of the Celtic Litigation, the Company continues to believe that both its defenses to the plaintiff's claims and its claims against the Cross-Defendants are meritorious. At this point, the settlement arrangements are not final and are subject to a number of future events, including, but not limited to, execution by all parties of a definitive settlement agreement. In the event that these settlement arrangements do not become final, the Company may incur significant additional legal expense defending this litigation. Such defense costs, and other amounts incurred in connection with the Celtic Litigation, will be expensed as incurred and will adversely impact the Company's operating results.

        Other Litigation—The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on the Company's financial condition or operating results.

17. SEGMENT AND GEOGRAPHIC INFORMATION

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

        Historically, Artecon reported operating segments in certain market divisions. Following the Merger, the Company operated in a single reporting segment following the integration of Box Hill and Artecon. Since the Merger, the Company's operating segments are organized on the basis of products and services. The Company has identified operating segments that consist of Storage Systems, including SANnet, Tape Backup, and Services. The Company also identifies operating segments by market segment, which consists of e-commerce, telecommunications and xSPs; Government; and commercial and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, such information is not presented.

        Information concerning revenue by product and service is as follows (in thousands):

	Storage Systems	Tape Backup	Services	Total
Year ended December 31, 2001:
Net revenues	$46,299	$4,670	$5,308	$56,277

Gross margin	$9,043	$1,101	$1,315	$11,459

Year ended December 31, 2000:
Net revenues	$100,547	$11,980	$8,670	$121,197

Gross margin	$36,394	$2,413	$4,660	$43,467

Six-months ended December 31, 1999:
Net revenues	$46,147	$7,445	$4,875	$58,467

        Reliable information prior to July 1, 1999 is not available and, accordingly, has not been provided. Prior to January 1, 2000, product and service stand-alone gross margin was not available and, accordingly, has not been provided.

        Information concerning revenue by market segment is as follows (in thousands):

	E-commerce Telecommunications and xSPs	Government	Commercial and Other	Total
Year ended December 31, 2001:
Net revenues	$20,729	$9,202	$26,346	$56,277

Gross margin	$4,484	$4,398	$2,577	$11,459

Year ended December 31, 2000:
Net revenues	$47,659	$15,095	$58,443	$121,197

Gross margin	$16,696	$6,764	$20,007	$43,467

        Reliable information prior to January 1, 2000 is not available and, accordingly, has not been presented.

        Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

	As of and for the Year Ended December 31,
	2001	2000	1999
Revenue:
United States	$39,332	$96,705	$108,922
Europe	12,511	15,567	11,965
Asia	4,434	8,925	3,329

	$56,277	$121,197	$124,216

Income (loss) before income taxes:
United States	$(26,425)	$(7,294)	$(14,686)
Europe	(1,634)	3,897	2,665
Asia	(9)	2,257	(10)

	$(28,068)	$(1,140)	$(12,031)

Assets:
United States	$43,066	$101,232	$102,127
Europe	2,010	690	308
Asia	1,115	957	1,223

	$46,191	$102,879	$103,658

18. QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended December 31, 2001:
Revenues	$18,585	$14,898	$12,294	$10,500	$56,277
Gross margin	1,761	4,397	3,813	1,488	11,459
Loss before income taxes	(12,704)	(5,730)	(3,256)	(6,378)	(28,068)
Net loss	(28,727)	(5,730)	(3,256)	(5,678)	(43,391)
Basic and diluted net loss per share	(1.17)	(0.23)	(0.13)	(0.23)	(1.76)
Year Ended December 31, 2000:
Revenues	30,853	33,443	26,186	30,715	$121,197
Gross margin	12,022	12,073	8,421	10,951	43,467
Income (loss) before income taxes	1,566	1,916	(3,309)	(1,313)	(1,140)
Net income (loss)	955	1,169	(1,984)	(1,088)	(948)
Basic and diluted net income (loss) per share	0.04	0.05	(0.08)	(0.04)	(0.04)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Dot Hill Systems Corp.:

        We have audited the consolidated financial statements of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 25, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company for the years ended December 31, 2001 and 2000, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic 2001 and 2000 financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
January 25, 2002

S-1

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2001	$1,593	$(151)	$329	(1)	$1,113
Year ended December 31, 2000	1,727	824	958	(1)	1,593
Year ended December 31, 1999	1,657	752	682	(1)	1,727
Reserve for excess and obsolete inventories:
Year ended December 31, 2001	7,647	5,795	8,202	(2)	5,240
Year ended December 31, 2000	9,548	5,806	7,707	(2)	7,647
Year ended December 31, 1999	4,314	6,811	1,577	(2)	9,548

(1)
Uncollectible receivables charged off and credit issued for product returns.

(2)
Consists primarily of the write-off of excess/obsolete inventories.

S-2

QuickLinks

DOT HILL SYSTEMS CORP. INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
Forward Looking Statements
PART I
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes and Disagreements With Accountants On Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000 (In Thousands, Except Per Share Amounts)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (In Thousands, Except Per Share Information)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (In Thousands)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (In Thousands)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
INDEPENDENT AUDITORS' REPORT
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (In Thousands)