Form 10-Q
period 2002-03-31
DOT HILL SYSTEMS CORP
filed 2002-05-15
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

(760) 931-5500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 24,906,471 shares outstanding as of May 8, 2002.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

Part I. — Financial Information

Item 1.  Condensed Consolidated Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	March 31,	December 31,
	2002	2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,585	$7,785
Short-term investments	8,637	8,672
Accounts receivable, net of allowance of $1,352 and $1,113	9,233	8,198
Inventories	12,569	13,876
Prepaid expenses and other	2,571	2,438
Total current assets	38,595	40,969

Property and equipment, net	3,521	3,520
Note receivable	921	1,242
Other assets	456	460
Total assets	$43,493	$46,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,090	$5,221
Accrued compensation	1,379	1,728
Accrued expenses	2,147	2,240
Restructuring accrual	855	1,241
Deferred revenue	1,190	1,441
Short-term borrowings under line of credit	2,521	—
Income taxes payable	3,271	3,266
Total current liabilities	18,453	15,137
Long-term borrowings under lines of credit.	307	330
Other long-term liabilities	121	113
Total liabilities	18,881	15,580

Commitments (Note 6)

Shareholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized, 24,906 and 24,791 shares issued and outstanding	25	25
Additional paid-in capital	99,613	99,467
Accumulated other comprehensive loss	(169)	(204)
Accumulated deficit	(74,857)	(68,677)
Total shareholders’ equity	24,612	30,611
Total liabilities and shareholders’ equity	$43,493	$46,191

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(unaudited)

(in thousands, except per share information)

	Three Months Ended
	March 31,
	2002	2001
Net revenue	$10,890	$18,585
Cost of goods sold	8,526	16,824

Gross margin	2,364	1,761
Operating expenses:
Sales and marketing	4,859	8,570
Engineering and product development	2,350	1,930
General and administrative	1,324	1,514
Restructuring expenses	—	2,935

Total operating expenses	8,533	14,949

Operating loss	(6,169)	(13,188)
Other (expense) income:
Interest income	99	419
Interest expense	(33)	(26)
Gain (loss) on foreign currency transactions, net	(56)	67
Other income (expense), net	(21)	24
Total other (expense) income , net	(11)	484
Loss before income taxes	(6,180)	(12,704)
Income tax provision	—	16,023
Net loss	$(6,180)	$(28,727)
Basic and diluted net loss per share	$(0.25)	$(1.17)
Weighted average shares used to calculate basic and diluted net loss per share	24,794	24,612

Comprehensive operations:
Net loss	$(6,180)	$(28,727)
Foreign currency translation adjustments	114	(4)
Unrealized loss on short-term investments	(79)	—
Comprehensive loss	$(6,145)	$(28,731)

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,180)	$(28,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	425
Provision for deferred income taxes	—	18,423
Impairment of property and equipment	—	1,007
Provision for doubtful accounts	333	22
Stock-based compensation expense	13	—
Changes in operating assets and liabilities:
Accounts receivable	(1,093)	7,898
Inventories	1,307	2,851
Prepaid expenses and other assets	(130)	94
Accounts payable	1,869	(8,102)
Accrued compensation and other expenses	(442)	(859)
Restructuring accrual	(386)	1,680
Deferred revenue	(251)	116
Income taxes payable	5	(1,933)
Other liabilities	8	(24)
Net cash used in operating activities	(4,596)	(7,129)
Cash flows from investing activities:
Purchases of short-term investments	(44)	—
Payments received on note receivable	46	—
Purchases of property and equipment	(351)	(887)
Net cash used in investing activities	(349)	(887)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	18
Proceeds from sale of stock to employees	133	84
Proceeds from bank and other borrowings	7,211	21
Payments on bank and other borrowings	(4,713)	—
Net cash provided by financing activities	2,631	123
Effect of exchange rate changes on cash	114	(4)
Net decrease in cash and cash equivalents	(2,200)	(7,897)
Cash and cash equivalents, beginning of period	7,785	33,653
Cash and cash equivalents, end of period	$5,585	$25,756
Supplemental cash flow disclosure:
Cash paid for income taxes	$3	$2
Cash paid for interest	$12	$1

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions and conditions.

2.              Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001.  The adoption of this statement, effective January 1, 2002, had an insignificant effect on the Company’s financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of this statement, effective January 1, 2002, had an insignificant effect on the Company’s financial statements.

3.              Earnings Per Share

        Basic net loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

        The following table sets forth the reconciliation of the denominator of the net loss per share calculation (in thousands):

	Three Months Ended March 31,
	2002	2001
Shares used in computing basic net loss per share	24,794	24,612
Dilutive effect of stock options	—	—
Shares used in computing diluted net loss per share	24,794	24,612

        As of March 31, 2002, options to purchase 3,571,945 shares of the Company’s common stock at exercise prices ranging from $.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share for the quarter because their effect was antidilutive.

        As of March 31, 2001, options to purchase 2,610,794 shares of the Company’s common stock at exercise prices ranging from $.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share for the quarter because their effect was antidilutive.

4.     Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market value and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

	March 31, 2002	December 31, 2001
Purchased parts and materials	$10,090	$9,898
Work-in-process	89	684
Finished goods	2,390	3,294
	$12,569	$13,876

5.     Restructuring

        In March 2001, the Company announced plans to reduce its full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions were designed to enable the Company to reduce its breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. As a result of the restructuring, the Company recorded restructuring expenses during the first quarter of 2001 totaling approximately $2.9 million.

        In June 2001, the Company implemented further costs reductions in response to the continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, the Company recorded additional restructuring expenses during the second quarter of 2001 totaling approximately $1.5 million.

        During the fourth quarter of 2001, the Company increased its restructuring accrual by $500,000 due to the continuing deterioration of the real estate market and the inability to sublet excess space in its Carlsbad and New York City facilities. Restructuring expenses recorded during the year ended December 31, 2001 totaled approximately $4.9 million as follows (in thousands):

Employee termination costs	$1,530
Impairment of property and equipment	1,357
Facility closures and related costs	1,998
Professional fees	20
Total	$4,905

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-off of certain fixed assets associated with facility closures. The facility closures and related costs consist of lease termination costs for four sales offices and closure of the New York City branch location.

        The following is a summary of accrued restructuring expense activity recorded through March 31, 2002 (in thousands):

	Restructuring Expenses	Amounts Utilized In 2001	Accrued Restructuring Expenses at December 31, 2001	Amounts Utilized In 2002	Accrued Restructuring Expenses at March 31, 2002

Employee termination costs	$1,530	$(1,528)	$2	$—	$2
Impairment of property and equipment	1,357	(1,357)	—	—	—
Facility closures and related costs	1,998	(759)	1,239	(386)	853
Professional fees	20	(20)	—	—	—
Total	$4,905	$(3,664)	$1,241	$(386)	$855

        The Company anticipates that a majority of the remaining accrual at March 31, 2002, which consists primarily of lease costs, will be paid in 2002.

6.     Legal Matters

        The Company was subject to a legal action first filed by Celtic Capital Corporation ("Celtic") against the Company on April 24, 2001 in the Superior Court of the State of California and later amended (the “Celtic Litigation”). The plaintiffs alleged violations of the California Commercial Code and breach of contract among other commercial claims. The Company responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic’s assignors) and Epitech, Inc. (the “Cross-Defendants”) asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, were expensed as incurred.

        On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, the Company paid Celtic $350,000 on April 5, 2002 and is required to make five monthly payments to Celtic of $60,000 each, beginning May 1, 2002 and ending on September 1, 2002, and a final payment of $75,000 on October 1, 2002. Because the parties reached a tentative settlement agreement prior to the Company filing its Annual Report on Form 10-K, the Company decided to record the expenses of this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic will completely release the Company from all claims and causes of action related to the complaint. The Company will also receive from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to the Company’s purchase orders (the “Dot Hill Inventory”). In exchange for its receipt of the Dot Hill Inventory, the Company will release the Cross-Defendants from all claims and causes of action related to the cross-complaint.

        The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company’s financial condition or operating results.

7.     Segment and Geographic Information

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

        The Company’s operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of Storage Systems, including SANnet®; Tape Backup; and Services. The Company also identifies operating segments by market segment, which consists of E-commerce, telecommunications, and Internet, Applications, and Storage Service Providers (“xSPs”); government; and commercial and other customers. The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

        Information concerning revenue by product and service is as follows (in thousands):

	Storage Systems	Tape Backup	Services	Total
Three months ended:
March 31, 2002:
Net revenue	$9,701	$427	$762	$10,890
Gross margin	$2,205	$122	$37	$2,364
March 31, 2001:
Net revenue	$14,894	$1,925	$1,766	$18,585
Gross margin	$1,189	$466	$106	$1,761

        Information concerning revenue by market segment is as follows (in thousands):

	E-commerce, Telecommunications and xSPs	Government	Commercial and Other	Total
Three months ended:
March 31, 2002:
Net revenue	$4,695	$2,421	$3,774	$10,890
Gross margin	$1,356	$838	$170	$2,364
March 31, 2001:
Net revenue	$6,492	$4,199	$7,894	$18,585
Gross margin (loss)	$1,150	$2,376	$(1,765)	$1,761

        Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net revenue:
United States	$7,058	$11,921
Europe	2,995	5,249
Asia	837	1,415
	$10,890	$18,585
Operating (loss) income:
United States	$(6,161)	$(12,893)
Europe	85	(353)
Asia	(93)	58
	$(6,169)	$(13,188)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

        Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond the control of the Company, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in the following discussion. However, the Company urges you to read the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, particularly the section entitled “Certain Risk Factors Related to the Company’s Business,” to learn more about the risks and uncertainties that the Company faces.

        Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and except as required by applicable law, the Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

        Dot Hill designs, manufactures, markets and supports high performance storage networking systems for the open systems computing environment. The Company’s marketing strategy is aimed at data-intensive industries which to date, include financial services, telecommunications, xSPs, multimedia, healthcare, government/defense and academia. The Company sells directly to end-users, and through OEM customers and resellers. The Company focuses on providing storage solutions to high-end customers, primarily in the UNIX, Windows, Linux and Novell environments. The Company’s strategy is to leverage its expertise and focus exclusively on storage networking solutions.

        Effective August 2, 1999, Box Hill Systems Corp. (“Box Hill”) and Artecon, Inc. (“Artecon”) completed a merger (the “Merger”). The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp. Under the terms of the Merger agreement, Box Hill issued an aggregate of 8,734,523 shares of its common stock to the former Artecon shareholders, representing 0.4 shares of Box Hill common stock in exchange for each share of Artecon common stock outstanding. Additionally, Artecon’s convertible Series “A” preferred shares were converted into an aggregate of 719,037 shares of Box Hill common stock.

        The Company’s manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company’s products. Some of these subassemblies are manufactured by independent contractors. The Company’s manufacturing operations are conducted from its facility in Carlsbad, California. Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company’s suppliers have reimbursed the majority of the Company’s warranty costs. On a quarterly and annual basis the Company’s gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

 Critical Accounting Policies and Estimates

        The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions and conditions.

        Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

        The Company recognizes revenue on product sales when products are shipped, net of any allowances for estimated product returns. Revenue from maintenance contracts is deferred and recognized on a straight-line basis over the contract term, generally twelve months. The costs of maintenance contracts purchased from third parties for resale is deferred and recognized as an expense over the contract term. For product sales that include a software element, the Company recognizes revenue from these software licenses at the time the product is shipped, provided there are no significant Company obligations related to the sale, the resulting receivable is deemed collectible, and there is vendor-specific objective evidence supporting the value of the separate contract elements. Revenue from consulting and other software-related services is recognized as the services are rendered.

Accounts Receivable

        The allowance for doubtful accounts represents management’s estimate of potential loss on accounts receivable balances. This estimate is calculated using a percentage based on historical write-offs and recoveries of accounts receivable. In addition, the Company also estimates potential losses for specific accounts.

Inventories

        Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead. The Company records inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. The Company performs periodic valuation assessments based on future demand and economic conditions and records inventory reserves for excess and obsolete inventory.  Although the Company strives to ensure the accuracy of its forecasts, it periodically is faced with uncertainties. The outcomes of these uncertainties are not within the Company’s control, and may not be known for prolonged periods of time.  Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventories and commitments, and consequently, on its operating results.  If actual market conditions become less favorable than those forecasted, inventory write-downs and / or increases to inventory reserves might be required, adversely affecting operating results.  Actual experience has been reasonably consistent with the Company’s estimates.

Short-term Investments

        The Company’s short-term investments are categorized as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are included as a component of accumulated other comprehensive loss in shareholders’ equity. Fair market value is subject to interest rate risk and short-term investments would decline in value if interest rates increased.

Results of Operations

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Net revenue	100.0%	100.0%
Cost of goods sold	78.3	90.5
Gross margin	21.7	9.5
Operating expenses:
Sales and marketing	44.6	46.1
Engineering and product development	21.6	10.4
General and administrative	12.2	8.1
Restructuring expenses	—	15.8
Total operating expenses	78.4	80.4
Operating loss	(56.7)%	(70.9)%
Net loss	(56.8)%	(154.6)%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net revenue

        Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 41.4% to $10.9 million for the three months ended March 31, 2002 from $18.6 million for the three months ended March 31, 2001. The decrease in net revenue was primarily attributable to unfavorable market conditions and a reduction in demand from the telecommunications, government and commercial and other sectors. During the first quarter of 2002, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 89% of net revenue, tape backup for approximately 4% of net revenue, and service for approximately 7% of net revenue. Sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 43% of net revenue, sales to government accounted for approximately 22% of net revenue, and sales to other customers accounted for approximately 35% of net revenue. For the first quarter of 2001, sales of the Company’s storage systems, including the SANnet product line accounted for approximately 80% of net revenue, tape backup for approximately 10% of net revenue, and service for approximately 10% of net revenue. For the first quarter of 2001, sales to xSPs, telecommunications, and e-commerce customers represented approximately 35% of net revenue, sales to government represented 23% of net revenue, and sales to other customers represented approximately 42% of net revenue.

Gross margin

        Gross margin increased 34.2% to $2.4 million for the three months ended March 31, 2002, from $1.8 million for the comparable period of 2001. As a percentage of net revenue, gross margin increased to 21.7% for the three months ended March 31, 2002, from 9.5% for the comparable period of 2001. The increase in gross margin as a percentage of net revenue is primarily attributable to a $2.0 million inventory reserve related to the downturn in market conditions recorded in the first quarter of 2001. Excluding the $2.0 million inventory reserve for the first quarter of 2001, gross margin was 20.2% of net revenue.

Sales and marketing expenses

        Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses.  Sales and marketing expenses decreased 43.3% to $4.9 million for the three months ended March 31, 2002 from $8.6 million for the three months ended March 31, 2001. The decrease in selling and marketing expenses is primarily attributable to decrease in salaries and sales compensation, travel and related overhead expenses of approximately $2.8 million as a result of the restructuring actions taken in the first quarter of 2001, and lower marketing and advertising expenses of approximately $500,000 in the first quarter of 2002 compared to the first quarter of 2001. As a percentage of net revenue, sales and marketing expenses decreased to 44.6% for the three months ended March 31, 2002 from 46.1% for the comparable period of 2001. The decrease in the percentage of net revenue was primarily attributable to the decrease in sales and marketing expenses as mentioned above.

Engineering and product development expenses

        Engineering and product development expenses consist primarily of prototype expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses increased 21.8% to $2.4 million for the three months ended March 31, 2002 from $1.9 million for the same period in 2001. The increase in engineering and product development expenses is primarily attributable to an increase in prototype and test equipment expenses of approximately $1.0 million, offset by a decrease in salaries and compensation expenses of approximately $300,000 due to a reduction in headcount in the first quarter of 2002 compared to 2001. The increase in prototype and test equipment expenses represent customizations of our existing products and new product development expenses, mainly to support Original Equipment Manufacturing ("OEM") sales we are pursuing. As a percentage of net revenue, engineering and product development expenses increased to 21.6% for the three months ended March 31, 2002 from 10.4% for the comparable period of 2001 as a result of lower sales revenue in the first quarter of 2002.

General and administrative expenses

        General and administrative expenses consist primarily of compensation to officers and employees performing the Company’s administrative functions and expenditures for administrative facilities.  General and administrative expenses decreased to $1.3 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. The decrease in general and administrative expenses is primarily attributable to a decrease in compensation and related expenses due to a reduction in headcount.  As a percentage of net revenue, general and administrative expenses increased to 12.2% for the three months ended March 31, 2002 from 8.1% for the comparable period of 2001 primarily as a result of lower sales revenue in the first quarter of 2002 compared to the first quarter of 2001.

Restructuring expenses

        In March 2001, the Company announced plans to reduce its full-time workforce and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions. The cost reduction actions were designed to enable the Company to reduce its breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee termination costs of $1.3 million, other office closure expenses related to the consolidation of excess facilities of  $600,000, impairment of property and equipment for write-off of certain fixed assets associate with the facility closures of $1.0 million, and professional fees associated with the restructuring of $20,000. As a result of the restructuring, the Company recorded expenses totaling approximately $2.9 million in the first quarter of 2001.

Other income and expense

        Other income and expense is comprised of interest income earned on the Company’s cash and cash equivalents and short-term investments, interest expense and other income and expense items. The Company had net other expense of $11,000 for the three months ended March 31, 2002 compared to net other income of $484,000 for the same period in 2001. The decrease in net other income is primarily attributable to a decrease in interest income earned on cash, cash equivalents and short-term investments as a result of a decrease in the investment portfolio and declining interest rates in 2002 compared to 2001, and a loss on foreign currency transactions in the first quarter of 2002 compared to a gain on foreign currency transactions in the first quarter of 2001.

Income tax provision

        During the three months ended March 31, 2002, the Company did not record an income tax benefit. During the three months ended March 31, 2001, the Company recorded a $16.0 million charge in connection with an increase in the valuation allowance provided by the Company’s deferred income tax assets. The majority of the Company’s deferred income tax assets consist of net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

        As of March 31, 2002, the Company had $14.2 million of cash, cash equivalents and short-term investments compared to $16.5 million at December 31, 2001. As of March 31, 2002, working capital was $20.1 million.

        For the three months ended March 31, 2002, cash used in operating activities was $4.6 million. The use of cash in operating activities was primarily attributable to a net loss of $6.2 million and a $1.1 million increase in accounts receivable offset by a $1.3 million decrease in inventories and a $1.9 million increase in accounts payable.

        Cash used in investing activities was $349,000 for the three months ended March 31, 2002 as a result of purchases of property and equipment of $351,000 and purchases of short-term investments of $44,000 offset by payments received on note receivable of $46,000. Cash provided by financing activities was $2.6 million for the three months ended March 31, 2002 as a result of a $2.5 million net increase in bank and other borrowings and $133,000 received from sales of stock under the Company’s Employee Stock Purchase Plan.

        The Company’s Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 65 million Yen (approximately US $490,000 at March 31, 2002) at fixed interest rates ranging from 1.8% to 2.6%.  Interest is due monthly, with principal due and payable on various dates through August 2008.  Borrowings are secured by the inventories of the Japanese subsidiary.  As of March 31, 2002, the total amount outstanding under the three credit lines was 41 million Yen (approximately US $307,000 at March 31, 2002).

        The Company has an agreement with a commercial bank (the “Line of Credit”), which provides for borrowings of up to $15 million under a revolving line of credit that expires December 31, 2002. The maximum amount the Company may borrow under the Line of Credit is limited by the amount of the Company’s cash and investment balances held at the bank at any given time, and borrowings under the

Line of Credit are collateralized by a pledge of the Company’s deposits held at the bank. As of March 31, 2002, the borrowing base on this Line of Credit was approximately $11.0 million. This borrowing base is calculated using given percentages against the outstanding cash, cash equivalents and short-term investments balances held at the bank. At March 31, 2002 the average percentage used for the borrowing base calculation was less than 100% of the total cash, cash equivalents and short-term investments balances. The Company has the ability to change its investments in the underlying securities that collateralize the line of credit. Doing so would have increased the borrowing availability to $12.3 million at March 31, 2002. The Line of Credit incurs interest at the bank’s prime rate or 50 basis points above LIBOR, at the option of the Company. Monthly payments consist of interest only, with the principal due at maturity. As of March 31, 2002, the total amount outstanding under this line of credit was $2.5 million, and $2.5 million of short-term investments were restricted based on the amount outstanding under the line of credit. The line of credit agreement also requires that the Company comply with certain covenants, including a net income covenant as of December 31, 2001. As of December 31, 2001, the Company was not in compliance with this covenant. The Company has obtained a waiver from the bank regarding its non-compliance with this covenant.

        The Company plans to introduce a number of new products this year as part of its OpenAxis Intelligence™ strategic initiative. The Company is currently in discussions with a number of potential OEM customers, including a major platform supplier, regarding potential supply arrangements for such new products. There can be no assurance that the Company will ultimately enter into any such supply arrangements on favorable terms or at all.

        The Company presently expects that cash and cash equivalents, short-term investments, cash generated from operations, and amounts available under the Line of Credit will be sufficient to meet its operating and capital requirements for at least the next twelve months. As of the date of this Quarterly Report on Form 10-Q, the Company has not renewed the Line of Credit but intends to do so before it expires on December 31, 2002. However, there can be no assurance that the Company will be able to renew the Line of Credit on acceptable terms or at all. In addition, the Company may require additional equity and/or debt financing and is currently exploring additional sources of liquidity that may be available to the Company. The Company cannot be certain that such financing will be available on favorable terms, or at all. If the Company cannot obtain access to adequate financing on acceptable terms, the Company may be required to scale back its operations, which would have a material adverse effect on the Company’s financial condition and results of operations. The actual amount and timing of working capital required and capital expenditures that the Company makes in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

Certain Risk Factors Related to the Company’s Business

        Competitive pricing pressures exist in the data storage market, and have had, and may in the future have, an adverse effect on the Company’s revenues and earnings.  The Company believes that pricing pressures are likely to continue as competitors develop new product offerings and as larger all-purpose computer vendors focus on their storage offerings.

        Many of the Company’s current and potential competitors are significantly larger than the Company and have significantly greater financial, technical, marketing, purchasing, and other resources than the Company. As a result, these competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower end-user prices.  The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.  Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company’s business, operating results and financial condition.

        The open systems storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, increasing competition and evolving industry standards.  Customer preferences in this market are difficult to predict.  The introduction of products embodying new technologies and the emergence of new industry standards could render the Company’s existing products, as well as its new products, such as the Axis Storage Manager™ line of systems, obsolete and unmarketable. For example, if customers were to turn away from open systems computing, Fibre Channel or SANs in general, Dot Hill’s revenue would dramatically decline. Also, a number of mergers and acquisitions have taken place among open systems storage companies in the past, and that type of activity may continue.  Such corporate transactions may quickly and unpredictably alter the market, including the competitive landscape and the availability of key components and third party products.  Such constant changes make accurate market predictions difficult.  In the past, the Company’s revenue and earnings results have fallen short of market projections, and such shortfalls could occur again in the future.

        The Company generally does not enter into long-term contracts with its customers. Sales cycles can be lengthy, particularly since the introduction of the Company’s Axis product line.  Customers generally have certain rights to delay or cancel orders, which could materially and adversely affect Dot Hill’s operating results. At the start of 2001, a nationwide economic downturn resulted in a delay of purchasing decisions by a large number of Dot Hill customers and resulted in a decrease in revenue for 2001. That downturn has continued into 2002. This also has resulted in a lengthening of sales cycles and the delay of orders.  It is not known when the downturn in the economy will reverse or when the Company’s customers will return to more predictable ordering patterns.  Until such time, the Company’s business, operating results and financial condition will continue to be materially and adversely effected.

        The Company relies on other companies to supply components for its products and certain products that it resells, which are available only from limited sources in the quantities and quality demanded by the Company. The loss of one or more suppliers could adversely affect Dot Hill’s ability to manufacture and sell products.  The Company has historically targeted industries requiring high-end storage products, and a material portion of the Company’s net revenue to date has been derived from sales to xSPs and customers in the financial services and telecommunications industries, all of which have suffered in recent quarters and have drastically reduced purchasing. The Company does not know when, or if, purchasing from these customers will return to earlier levels.  Historically, a majority of the Company’s net revenue in each year has been derived from a limited number of customers, many of whom have been adversely effected by the downturn in the economy. The Company’s international business activities represented approximately 30% of net revenues in 2001, and the Company currently has sales offices in Japan, the United Kingdom, Germany, Israel, the Netherlands and Singapore. These international operations are subject to a variety of risks associated with conducting business internationally.

        The Company’s future operating results depend in part upon its ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company can retain its key sales, technical and management employees or that it can attract or retain other highly qualified sales, technical and management personnel in the future.

        At this time, the Company has no significant patent protection for its products and has attempted to protect its proprietary software and other intellectual property rights through copyrights, trade secrets and other measures, which may prove to be inadequate. Further, the patents of others may affect the Company’s ability to do business. The Company expects that providers of storage will increasingly be subject to infringement claims as the number of products and competitors grow. Although Dot Hill believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Since 1998, the Company has received approximately four letters from patent owners that indicate a possible infringement and request to explore a licensing relationship with the Company. If any of such inquiries result in the lodging of formal claims, the Company will evaluate such claims as they relate to its products and, if appropriate, may seek licenses to use the protected technology. There can be no assurance that the Company will be able to obtain licenses to use such technology or that licenses could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from marketing products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company’s products be found to infringe protected technology, Dot Hill could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

        The Company may require additional equity and/or debt financing, and is currently exploring additional sources of liquidity that may be available to the Company. The Company cannot be certain that such financing will be available, and if so, on favorable terms. If the Company cannot obtain access to adequate financing on acceptable terms, the Company may be required to scale back its operations, which would have a material adverse effect on the Company’s financial condition and results of operations.

        For a more detailed list of some of the risks and uncertainties related to the Company’s business and industry, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

        In the course of business, the Company is subject to legal proceedings and claims, both asserted or unasserted. See “Part II — Item 1. Legal Proceedings.”

New York Stock Exchange Listing

        In July 2001, the Company received notification from the New York Stock Exchange (“NYSE”) that the Company failed to meet an NYSE continued listing requirement that both the Company’s average global market capitalization and total shareholders’ equity must not fall below $50 million for more than 30 consecutive trading days. Under the rules of the NYSE, the Company submitted a response to the NYSE’s Listings and Compliance Committee describing how it plans to regain compliance with the NYSE continued listing requirements. On November 2, 2001, the Company received notification from the NYSE that the Listings and Compliance Committee had accepted the Company’s strategic plan. The Company is subject to quarterly monitoring by the NYSE for compliance with that strategic plan. After reviewing the Company’s fourth quarter 2001 report, the NYSE indicated that it continues to approve the Company’s plan and will continue listing the Company stock. No assurance can be given that the Company will be able to regain compliance with the NYSE continued listing requirements or that the Company will not be delisted from the NYSE.  In the event of such a delisting, the Company’s stock would no longer be traded on the NYSE, which would have a material adverse effect on the Company, the trading price and liquidity of its common stock and the Company’s ability to raise capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to the quantitative and qualitative information disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The average interest rate earned on the Company’s cash equivalents and short-term investments remained unchanged at 3.4% for the three months ended March 31, 2002 compared to rates as of December 31, 2001.

Part II. -     Other Information

Item 1.        Legal Proceedings

        The Company was subject to a legal action first filed by Celtic Capital Corporation ("Celtic") against the Company on April 24, 2001 in the Superior Court of the State of California and later amended (the “Celtic Litigation”). The plaintiffs alleged violations of the California Commercial Code and breach of contract among other commercial claims. The Company responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic’s assignors) and Epitech, Inc. (the “Cross-Defendants”) asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, have been expenses as incurred.

        On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, the Company paid Celtic $350,000 on April 5, 2002 and is required to make five monthly payments to Celtic of $60,000 each, beginning May 1, 2002 and ending on September 1, 2002, and a final payment of $75,000 on October 1, 2002. Because the parties reached a tentative settlement agreement prior to the Company filing its Annual Report on Form 10-K, the Company decided to record the expense of this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic will completely release the Company from all claims and causes of action related to the complaint. The Company will also receive from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to the Company’s purchase orders (the “Dot Hill Inventory”). In exchange for its receipt of the Dot Hill Inventory, the Company will release the Cross-Defendants from all claims and causes of action related to the cross-complaint.

        The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company’s financial condition or operating results.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
None.

(a)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	By	/s/ James L. Lambert
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2002	By	/s/ Preston Romm
Preston Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)