Form 10-Q
period 2002-06-30
DOT HILL SYSTEMS CORP
filed 2002-08-02
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Common Stock, $.001 par value, 24,921,471 shares outstanding as of July 31, 2002.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

Part I. — Financial Information

Item 1.  Condensed Consolidated Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,220	$7,785
Short-term investments	—	8,672
Accounts receivable, net of allowance of $1,410 and $1,113	9,137	8,198
Inventories	8,922	13,876
Prepaid expenses and other	2,259	2,438
Total current assets	27,538	40,969

Restricted cash and investments	7,268	—
Property and equipment, net	3,175	3,520
Note receivable	828	1,242
Other assets	449	460
Total assets	$39,258	$46,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,977	$5,221
Accrued compensation	2,172	1,728
Accrued expenses	1,616	2,240
Restructuring accrual	456	1,241
Deferred revenue	1,284	1,441
Income taxes payable	878	3,266
Total current liabilities	12,383	15,137
Borrowings under lines of credit	7,586	330
Other long-term liabilities	137	113
Total liabilities	20,106	15,580

Contingencies (Note 7)

Shareholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized, 24,921 and 24,791 shares issued and outstanding	25	25
Additional paid-in capital	103,331	99,467
Deferred compensation	(58)	—
Accumulated other comprehensive loss	(407)	(204)
Accumulated deficit	(83,739)	(68,677)
Total shareholders’ equity	19,152	30,611
Total liabilities and shareholders’ equity	$39,258	$46,191

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(unaudited)

(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	$11,206	$14,898	$22,096	$33,483
Cost of goods sold	10,933	10,501	19,459	27,325

Gross margin	273	4,397	2,637	6,158
Operating expenses:
Sales and marketing	8,636	5,830	13,495	14,400
Engineering and product development	2,517	1,638	4,867	3,568
General and administrative	1,490	1,338	2,814	2,852
Restructuring expenses	—	1,470	—	4,405

Total operating expenses	12,643	10,276	21,176	25,225

Operating loss	(12,370)	(5,879)	(18,539)	(19,067)
Other income (expense):
Interest income	188	276	287	695
Interest expense	(33)	(17)	(66)	(43)
Gain (loss) on foreign currency transactions, net	31	(135)	(25)	(68)
Other income (expense), net	2	25	(19)	49
Total other income, net	188	149	177	633
Loss before income taxes	(12,182)	(5,730)	(18,362)	(18,434)
Income tax benefit (expense)	3,300	—	3,300	(16,023)
Net loss	$(8,882)	$(5,730)	$(15,062)	$(34,457)
Basic and diluted net loss per share	$(0.36)	$(0.23)	$(0.61)	$(1.40)
Weighted average shares used to calculate basic and diluted net loss per share	24,913	24,686	24,854	24,649

Comprehensive operations:
Net loss	$(8,882)	$(5,730)	$(15,062)	$(34,457)
Foreign currency translation adjustments	(167)	(124)	(53)	(128)
Net unrealized loss on short-term investments	(71)	—	(150)	—
Comprehensive loss	$(9,120)	$(5,854)	$(15,265)	$(34,585)

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(15,062)	$(34,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	693	773
Provision for deferred income taxes	—	18,423
Impairment of property and equipment	—	1,007
Provision for doubtful accounts	468	(193)
Write down of inventories	3,216	385
Stock-based sales and marketing expense	3,647	—
Gain on sale of short-term investments	(71)	—
Stock-based compensation expense	24	—
Amortization of deferred compensation	2	—
Changes in operating assets and liabilities:
Accounts receivable	(1,057)	7,370
Inventories	1,738	3,012
Prepaid expenses and other assets	190	151
Accounts payable	756	(8,672)
Accrued compensation and other expenses	(180)	(697)
Restructuring accrual	(785)	2,102
Deferred revenue	(157)	(99)
Income taxes payable	(2,388)	(1,937)
Other liabilities	24	(26)
Net cash used in operating activities	(8,942)	(12,858)
Cash flows from investing activities:
Proceeds from sale of short-term investments	8,637	—
Payments received on note receivable	64	—
Purchases of short-term investments	(44)	—
Purchases of property and equipment	(348)	(1,170)
Net cash provided by (used in) investing activities	8,309	(1,170)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	47
Proceeds from sale of stock to employees	133	84
Proceeds from line of credit and other borrowings	16,261	—
Increase in restricted cash and investments	(7,268)	—
Payments on line of credit and other borrowings	(9,005)	(41)
Net cash provided by financing activities	121	90
Effect of exchange rate changes on cash	(53)	(128)
Net decrease in cash and cash equivalents	(565)	(14,066)
Cash and cash equivalents, beginning of period	7,785	33,653
Cash and cash equivalents, end of period	$7,220	$19,587
Supplemental cash flow disclosure:
Cash paid for income taxes	$51	$7
Cash paid for interest	$54	$2

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The following table sets forth the reconciliation of the denominator of the net loss per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Shares used in computing basic net loss per share	24,913	24,686	24,854	24,649
Dilutive effect of stock options	—	—	—	—
Shares used in computing diluted net loss per share	24,913	24,686	24,854	24,649

As of June 30, 2002, options to purchase 3,581,736 shares of the Company’s common stock at exercise prices ranging from $0.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.  As of June 30, 2001, options to purchase 2,610,794 shares of the Company’s common stock at exercise prices ranging from $0.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

4.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

	June 30, 2002	December 31, 2001
Purchased parts and materials	$6,845	$9,898
Work-in-process	127	684
Finished goods	1,950	3,294
	$8,922	$13,876

During the six months ended 2001 and 2002, the Company recorded inventory write downs of $3.4 million and $3.5 million, respectively.  During the three months ended 2001 and 2002, the Company recorded inventory write downs of $0.8 million and $3.1 million, respectively.  Included in the three months ended 2002 is a $2.5 million charge related to SANnet inventory that may potentially become obsolete.

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

The following is a summary of accrued restructuring expense activity recorded through June 30, 2002 (in thousands):

	Restructuring Expenses	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Amounts Utilized in 2002	Accrued Restructuring Expenses at June 30, 2002

Employee termination costs	$1,530	$(1,528)	$2	$—	$2
Impairment of property and equipment	1,357	(1,357)	—	—	—
Facility closures and related costs	1,998	(759)	1,239	(785)	454
Professional fees	20	(20)	—	—	—
Total	$4,905	$(3,664)	$1,241	$(785)	$456

The Company anticipates that a majority of the remaining accrual at June 30, 2002, which consists primarily of lease costs, will be paid in 2002.

6.             Income Tax Provision

During the six months ended June 30, 2002, the Company recorded an income tax benefit of $3.3 million related to tax refunds made available by recent tax law changes.  The Company received $950,000 of this benefit during the second quarter of 2002 and $2.3 million in 2001.  During the six months ended June 30, 2001, the Company recorded a $16.0 million income tax charge in connection with an increase in the valuation allowance provided by the Company’s deferred income tax assets. The majority of the Company’s deferred income tax assets consist of net operating loss and tax credit carry forwards.

7.                                      Legal Matters

The Company was subject to a legal action first filed by Celtic Capital Corporation (“Celtic”) against the Company on April 24, 2001 in the Superior Court of the State of California and later amended (the “Celtic Litigation”). The plaintiffs alleged violations of the California Commercial Code and breach of contract among other commercial claims. The Company responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic’s assignors) and Epitech, Inc. (the “Cross-Defendants”) asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, were expensed as incurred.

On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, the Company paid Celtic $350,000 on April 5, 2002 and is required to make five monthly payments to Celtic of $60,000 each, beginning May 1, 2002 and ending on September 1, 2002, and a final payment of $75,000 on October 1, 2002. Because the parties reached a tentative settlement agreement prior to the Company filing its Annual Report on Form 10-K, the Company recorded the expenses of this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic completely released the Company from all claims and causes of action related to the complaint. The Company also received from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to the Company’s purchase orders (the “Dot Hill Inventory”). In exchange for its receipt of the Dot Hill Inventory, the Company released the Cross-Defendants from all claims and causes of action related to the cross-complaint.

The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company’s financial condition or operating results.

8.             Segment and Geographic Information

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

Information concerning revenue by product and service is as follows (in thousands):

	Storage Systems	Tape Backup	Services	Total
Three months ended: June 30, 2002:
Net revenue	$10,221	$368	$617	$11,206
Gross margin	162	94	17	273
June 30, 2001:
Net revenue	$12,071	$1,208	$1,619	$14,898
Gross margin	3,326	330	741	4,397
Six months ended: June 30, 2002:
Net revenue	$19,922	$795	$1,379	$22,096
Gross margin	2,367	216	54	2,637
June 30, 2001:
Net revenue	$26,965	$3,133	$3,385	$33,483
Gross margin	4,515	796	847	6,158

Information concerning revenue by market segment is as follows (in thousands):

	E-commerce, Telecommunications and xSPs

		Government

			Commercial and Other

				Total

Three months ended: June 30, 2002:
Net revenue	$3,150	$3,331	$4,725	$11,206
Gross margin (loss)	424	1,689	(1,840)	273
June 30, 2001:
Net revenue	$5,580	$3,194	$6,124	$14,898
Gross margin (loss)	1,508	1,346	1,543	4,397
Six months ended: June 30, 2002:
Net revenue	$7,845	$5,752	$8,499	$22,096
Gross margin (loss)	1,780	2,527	(1,670)	2,637
June 30, 2001:
Net revenue	$12,072	$7,393	$14,018	$33,483
Gross margin (loss)	2,658	3,722	(222)	6,158

Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

Three Months Ended June 30,

Six Months Ended June 30,

2002

2001

2002

2001

Net revenue:

United States

$

7,053

$

10,992

$

14,110

$

22,913

Europe

3,367

2,769

6,362

8,018

Asia

786

1,137

1,624

2,552

$

11,206

$

14,898

$

22,096

$

33,483

Operating (loss) income:

United States

$

(12,234

)

$

(5,642

)

$

(18,394

)

$

(18,535

)

Europe

(46

)

(222

)

38

(575

)

Asia

(90

)

(15

)

(183

)

43

$

(12,370

)

$

(5,879

)

$

(18,539

)

$

(19,067

)

9.             Sun Microsystems Agreement

During May 2002, the Company entered into a product purchase agreement with Sun Microsystems, Inc. (“Sun”), whereby the Company will provide products for private label sales by Sun.  As an incentive to enter into the agreement, the Company granted Sun a warrant to acquire 1,239,527 shares of the Company’s common stock at $2.97 per share, which expires during May 2007.  The $3.6 million fair value of the warrant, determined using the Black-Scholes option pricing model, was included in sales and marketing expense for the three months ended June 30, 2002.  The Company began shipping products to Sun under the agreement during the second quarter of 2002.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond the control of the Company, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in the following discussion. However, the Company urges you to read the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, particularly the section entitled “Certain Risk Factors Related to the Company’s Business”, and its current report on Form 8-K dated July 10, 2002, to learn more about the risks and uncertainties that the Company faces.

Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and except as required by applicable law, the Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

Dot Hill is a provider of highly reliable, high-performance, disk-based data storage and networking solutions for the open systems computing environment, including Windows NT, Solaris, Linux, HP-UX and AIX. Our solutions encompass a broad range of scalable products and services targeting customers with mission critical applications. Our storage solutions reach these customers through direct and indirect channels, including through Original Equipment Manufacturers, or OEMs, Value Added Resellers, or VARs, and system integrators. With information becoming an increasingly critical business resource, these customers demand that their storage systems be highly reliable, available, and manageable and provide fault-tolerance, high performance and a high level of customer and technical support. We have a history of providing storage solutions that meet these requirements by combining extensive design and implementation experience with leading-edge technologies. We sell storage as modular building blocks and as solution packages. Our storage solutions range from SCSI disk array configurations to multi-terabyte Fibre Channel-based SANs. We are one of the few companies in our industry to offer NEBS Level 3 and MIL-STD-810F certified, carrier class storage systems. The NEBS standard was developed by Bellcore for telephone equipment and speaks to system ruggedness and reliability, an increasingly important requirement.

Historically, we have relied mainly on direct sales to an array of primarily government and telecommunications clients. Beginning in 2001, we redirected our business strategy to shift our efforts away from direct sales and to focus primarily on indirect sales channels, including OEMs, VARs and system integrators where we believe such customers fit well with our product set and manufacturing strategy. In 2002, we further refined our business strategy by engaging a third-party manufacturing service provider to supply the bulk of our new production capacity. During the first half of 2002, we entered into a number of agreements with OEMs through which we supply our OEM customers with storage systems that are integrated into the customers' products and sold by those customers to end-users.

The Company’s manufacturing operations consist primarily of the assembly and integration of components and subassemblies into the Company’s products.  The Company’s manufacturing operations are conducted from its facility in Carlsbad, California.  Some of these subassemblies are manufactured by independent contractors.  During the second quarter 2002, the Company entered into an agreement with Solectron Corp. (“Solectron”), a contract manufacturer, to manufacture its next-generation series of storage systems.  As the transition of customers to the new series of storage systems progresses, the Company will increasingly rely on Solectron or other contract manufacturers to manufacture its products.  Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company’s suppliers have reimbursed the majority of the Company’s warranty costs.  On a quarterly and annual basis the Company’s gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

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

Inventories

Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead. The Company records inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. The Company performs periodic valuation assessments based on future demand and economic conditions and records inventory reserves for excess and obsolete inventory.  Although the Company strives to ensure the accuracy of its forecasts, it periodically is faced with uncertainties. The outcomes of these uncertainties are not within the Company’s control, and may not be known for prolonged periods of time.  Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventories and commitments, and consequently, on its operating results.  If actual market conditions become less favorable than those forecasted, inventory write-downs and/or increases to inventory reserves might be required, adversely affecting operating results.

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

Results of Operations

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	97.6	70.5	88.1	81.6
Gross margin	2.4	29.5	11.9	18.4
Operating expenses:
Sales and marketing	77.1	39.1	61.1	43.0
Engineering and product development	22.5	11.0	22.0	10.7
General and administrative	13.3	9.0	12.7	8.5
Restructuring expenses	—	9.9	—	13.2
Total operating expenses	112.9	69.0	95.8	75.4
Operating loss	(110.4)%	(39.5)%	(83.9)%	(56.9)%
Net loss	(79.3)%	(38.5)%	(68.2)%	(102.9)%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net revenue

Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 24.8% to $11.2 million for the three months ended June 30, 2002 from $14.9 million for the three months ended June 30, 2001. The decrease in net revenue was primarily attributable to unfavorable market conditions and a reduction in demand from the telecommunications and commercial sectors.  During the second quarter of 2002, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 91% of net revenue, tape backup for approximately 3% of net revenue, and services for approximately 6% of net revenue.  Sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 28% of net revenue, sales to government accounted for approximately 30% of net revenue, and sales to other customers accounted for approximately 42% of net revenue.  For the second quarter of 2001, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 81% of net revenue, tape backup for approximately 8% of net revenue, and services for approximately 11% of net revenue.  For the second quarter of 2001, sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 37% of net revenue, sales to government accounted for approximately 21% of net revenue, and sales to other customers accounted for approximately 42% of net revenue.

Gross margin

Gross margin decreased 93.8% to $0.3 million for the three months ended June 30, 2002, from $4.4 million for the comparable period of 2001. As a percentage of net revenue, gross margin decreased to 2.4% for the three months ended June 30, 2002, from 29.5% for the comparable period of 2001. The decrease in gross margin as a percentage of net revenue is primarily attributable to an additional $2.5 million inventory charge for excess and obsolete inventory.  Excluding the $2.5 million inventory charge for the second quarter of 2002, gross margin was 24.8% of net revenue.

Sales and marketing expenses

Sales and marketing expenses typically consist primarily of salaries and commissions, advertising and promotional costs and travel expenses; however, in May 2002, the Company entered into a product purchase agreement with Sun, whereby the Company will provide certain products for private label sales by Sun.  As part of the agreement, Sun was granted a warrant valued at $3.6 million.  The entire value of the warrant was charged to sales and marketing expense in June 2002 and represented 32.6% of net revenue.  Excluding this charge, sales and marketing expenses decreased 14.4% to $5.0 million for the three months ended June 30, 2002 from $5.8 million for the three months ended June 30, 2001. The decrease in selling and marketing expenses is primarily attributable to fixed cost reduction measures, such as geographical restructuring of the sales force and a more focused approach to marketing resource spending.  Excluding the charge for the warrant, sales and marketing expenses were 44.5% of net revenue for the three months ended June 30, 2002 compared to 39.1% for the comparable period of 2001. The increase is primarily due to increased spending in the area of customer installations, as well as lower sales revenue in the second quarter of 2002 compared to the second quarter of 2001.

Engineering and product development expenses

Engineering and product development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development.  Engineering and product development expenses increased 53.7% to $2.5 million for the three months ended June 30, 2002 from $1.6 million for the same period in 2001. The increase in engineering and product development expenses is primarily attributable to an aggressive pursuit of next-generation product development, slated for fall and winter release.  As a percentage of net revenue, engineering and product development expenses increased to 22.5% for the three months ended June 30, 2002 from 11.0% for the comparable period of 2001 due to increased spending, as mentioned above, as well as lower sales revenue in the second quarter of 2002 compared to the second quarter of 2001.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers and employees performing the Company’s administrative functions and expenditures for administrative facilities.  General and administrative expenses increased to $1.5 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001.  As a percentage of net revenue, general and administrative expenses increased to 13.3% for the three months ended June 30, 2002 from 9.0% for the comparable period of 2001 primarily as a result of lower sales revenue in the second quarter of 2002 compared to the second quarter of 2001.

Restructuring expenses

In June 2001, the Company implemented cost reductions in response to a continued economic downturn and overall decrease in revenue.  The cost reductions resulted in a $1.5 million restructuring charge during the three months ended June 30, 2001, consisting of employee termination costs of $259,000, other office closure expenses related to the consolidation of excess facilities of $861,000, and impairment of property and equipment for write-off of certain fixed assets associated with the facility closures of $350,000.

Other income and expense

Other income and expense is comprised of interest income earned on the Company’s cash and cash equivalents and  investments, interest expense and other income and expense items. The Company had net other income of $188,000 for the three months ended June 30, 2002 compared to net other income of $149,000 for the same period in 2001. The increase in net other income is primarily attributable to a more favorable effect from foreign currency transactions, relative to the same period in 2001.

Income tax provision

During the three months ended June 30, 2002, the Company recorded an income tax benefit of $3.3 million related to tax refunds made available by recent tax law changes.  The Company received $950,000 of this benefit during the second quarter of 2002 and $2.3 million in 2001.  During the three months ended June 30, 2001, the Company did not record any income tax expense or benefit.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net revenue

Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 34.0% to $22.1 million for the six months ended June 30, 2002 from $33.5 million for the six months ended June 30, 2001. The decrease in net revenue was primarily attributable to unfavorable market conditions and a reduction in demand from the telecommunications and commercial sectors.  Sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 90% of net revenue, tape backup for approximately 4% of net revenue, and services for approximately 6% of net revenue.  Sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 36% of net revenue, sales to government accounted for approximately 26% of net revenue, and sales to other customers accounted for approximately 38% of net revenue.  For the comparable six months in 2001, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 80% of net revenue, tape backup for approximately 10% of net revenue, and services for approximately 10% of net revenue.  For the comparable six months in 2001, sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 36% of net revenue, sales to government accounted for approximately 22% of net revenue, and sales to other customers accounted for approximately 42% of net revenue.

Gross margin

Gross margin decreased 57.2% to $2.6 million for the six months ended June 30, 2002, from $6.2 million for the comparable period of 2001. As a percentage of net revenue, gross margin decreased to 11.9% for the six months ended June 30, 2002, from 18.4% for the comparable period of 2001. The decrease in gross margin as a percentage of net revenue is primarily attributable to an additional $2.5 million inventory charge for excess and obsolete inventory.  Excluding the $2.5 million inventory charge for the second quarter of 2002, gross margin was 23.3% of net revenue.

Sales and marketing expenses

Sales and marketing expenses typically consist primarily of salaries and commissions, advertising and promotional costs and travel expenses; however, in May 2002, the Company entered into a product purchase agreement with Sun, whereby the Company will provide certain products for private label sales by Sun.  As part of the agreement, Sun was granted a warrant valued at $3.6 million.  The entire value of the warrant was charged to sales and marketing expense in June 2002 and represented 16.5% of net revenue.  Excluding this charge, sales and marketing expenses decreased 31.6% to $9.8 million for the six months ended June 30, 2002 from $14.4 million for the six months ended June 30, 2001.  The decrease in selling and marketing expenses is primarily attributable to fixed cost reduction measures, such as geographical restructuring of the sales force and a more focused approach to marketing resource spending. Excluding the charge for the warrant, as a percentage of net revenue, sales and marketing expenses were 44.6% for the six months ended June 30, 2002 compared to 43.0% for the comparable period of 2001.

Engineering and product development expenses

Engineering and product development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development.  Engineering and product development expenses increased 36.4% to $4.9 million for the six months ended June 30, 2002 from $3.6 million for the same period in 2001. The increase in engineering and product development expenses is primarily attributable to an aggressive pursuit of next-generation product development, slated for fall and winter release.  As a percentage of net revenue, engineering and product development expenses increased to 22.0% for the six months ended June 30, 2002 from 10.7% for the comparable period of 2001 due to increased spending, as mentioned above, as well as lower sales revenue in the first half of 2002 compared to the first half of 2001.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers and employees performing the Company’s administrative functions and expenditures for administrative facilities.  General and administrative expenses were basically unchanged for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.  As a percentage of net revenue, general and administrative expenses increased to 12.7% for the six months ended June 30, 2002 from 8.5% for the comparable period of 2001 primarily as a result of lower sales revenue in the first half of 2002 compared to the first half of 2001.

Restructuring expenses

In March 2001, the Company announced plans to reduce its full-time workforce and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions.  Then in June 2001, the Company announced further restructuring measures.  The cost reduction actions were designed to enable the Company to reduce its breakeven point in light of an economic downturn. The combined cost reductions resulted in a charge for employee termination costs of $1.5 million, other office closure expenses related to the consolidation of excess facilities of  $1.5 million, impairment of property and equipment for write-off of certain fixed assets associated with the facility closures of $1.4 million, and professional fees associated with the restructuring of $20,000. As a result of the restructuring, the Company recorded restructuring expenses totaling approximately $4.4 million in the six months ended June 30, 2001.

Other income and expense

Other income and expense is comprised of interest income earned on the Company’s cash and cash equivalents and investments, interest expense and other income and expense items. The Company had net other income of $177,000 for the six months ended June 30, 2002 compared to net other income of $633,000 for the same period in 2001. The decrease in net other income is primarily attributable to a reduction in interest income, relative to the same period in 2001.

Income tax provision

During the six months ended June 30, 2002, the Company recorded an income tax benefit of $3.3 million related to tax refunds made available by recent tax law changes.  The Company received $950,000 of this benefit during the second quarter of 2002 and $2.3 million in 2001.  During the six months ended June 30, 2001, the Company recorded a $16.0 million income tax charge in connection with an increase in the valuation allowance provided by the Company’s deferred income tax assets. The majority of the Company’s deferred income tax assets consist of net operating loss and tax credit carry forwards.

Liquidity and Capital Resources

As of June 30, 2002, the Company had $7.2 million of unrestricted cash, cash equivalents and short-term investments compared to $16.5 million at December 31, 2001. As of June 30, 2002, working capital was $15.2 million.  For the six months ended June 30, 2002, cash used in operating activities was $8.9 million. The use of cash in operating activities was primarily attributable to our operating losses and efforts towards the Sun OEM activity.

Cash provided by investing activities was $8.3 million for the six months ended June 30, 2002 primarily as a result of the conversion of $8.6 million from short-term investments into cash equivalent instruments.  Cash provided by financing activities was $121,000 for the six months ended June 30, 2002.  During this period, the U.S. operation had net line of credit borrowings of $7.3 million, which under the terms of the line of credit, must be offset by restricting an equal amount of existing cash and investments.  The net cash provided of $121,000 was primarily attributable to proceeds received from sales of stock under the Company’s Employee Stock Purchase Plan.

The Company’s Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 65 million Yen (approximately US $544,000 at June 30, 2002) at fixed interest rates ranging from 1.8% to 2.6%.  Interest is due monthly, with principal due and payable on various dates through August 2008.  Borrowings are secured by the inventories of the Japanese subsidiary.  As of June 30, 2002, the total amount outstanding under the three credit lines was 38 million Yen (approximately US $318,000 at June 30, 2002).

The Company has an agreement with a commercial bank (the “Line of Credit”), which provides for borrowings of up to $15 million under a revolving line of credit that expires May 1, 2004.  The maximum amount the Company may borrow under the Line of Credit is limited by the amount of the Company’s cash and investment balances held at the bank at any given time and a $2 million letter of credit established pursuant to a manufacturing agreement with Solectron Corporation.  Borrowings under the Line of Credit are collateralized by a pledge of the Company’s deposits held at the bank.  As of June 30, 2002, the borrowing base on this Line of Credit was approximately $11.2 million. This borrowing base is calculated using given percentages against the outstanding cash, cash equivalent and investment balances held at the bank. At June 30, 2002 the average percentage used for the borrowing base calculation was less than 100% of the total cash and cash equivalent balance. The Company has the ability to change its investments in the underlying securities that collateralize the Line of Credit. Doing so would have increased the borrowing availability to $12.5 million at June 30, 2002. The Line of Credit incurs interest at the bank’s prime rate or 50 basis points above LIBOR, at the option of the Company. Monthly payments consist of interest only, with the principal due at maturity. As of June 30, 2002, the total amount outstanding under this Line of Credit was $7.3 million, and $7.3 million of cash and investments were restricted based on the amount outstanding under the Line of Credit. The Line of Credit agreement also requires that the Company comply with certain covenants, including a net income covenant for the year ended December 31, 2001. As of December 31, 2001, the Company was not in compliance with this covenant. The Company obtained a waiver from the bank regarding its non-compliance with this covenant.  There is no net income covenant applicable to periods subsequent to December 31, 2001.

The Company plans to introduce a number of new products this year as part of its OpenAxis Intelligence™ strategic initiative. The Company presently expects that cash and cash equivalents, short-term investments, cash generated from operations, and amounts available under the Line of Credit will be sufficient to meet its operating and capital requirements for at least the next three months. The Company has renewed the Line of Credit to extend its terms to May 1, 2004.  In addition, the Company requires additional equity and/or debt financing and is currently exploring additional sources of liquidity that may be available to the Company. The Company cannot be certain that financing will be available on favorable terms, or at all.  If the Company cannot obtain access to adequate financing on acceptable terms, the Company may be required to scale back its operations, which would have a material adverse effect on the Company’s financial condition and results of operations. The actual amount and timing of working capital required and capital expenditures that the Company makes in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

Certain Risk Factors Related to the Company’s Business

We have experienced and may continue to experience operating losses and may need to raise additional funds to continue our operations.

In the years ended December 31, 1999, 2000 and 2001, we incurred net losses of $9.0 million, $948,000 and $43.3 million, respectively. For the six month period ended June 30, 2002, we incurred a net loss of $15.1 million. We cannot assure you that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

•  he progress of our research, development and product testing programs;

•  the success of our sales and marketing efforts;

•  costs of filing, prosecuting, defending and enforcing intellectual property rights;

•  the extent and terms of any development, manufacturing, marketing or other arrangements; and

•  changes in economic, regulatory or competitive conditions.

If we continue to experience losses, we will need to raise additional funds to continue our operations, either through borrowings or the sale of our debt or equity securities. As of June 30, 2002, we had $7.2 million in cash and cash equivalents. We expect that these funds will be sufficient to fund our operations through September 30, 2002. However, if we experience extraordinary expenses or operating expenses in excess of our projections, or if our sales do not meet or exceed our projections, we may need to raise funds sooner than we expect. We may not be able to raise additional funds in the future on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. We may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans.

Our shift in business strategy to focus on OEM customers will further increase our dependence on sales to a relatively small number of customers.

Historically, a material percentage of our net revenues in each year has been derived from a limited number of customers. For the years ended December 31, 1999, 2000 and 2001, our top five customers accounted for approximately 25%, 37% and 36%, respectively, of our net revenues. Sales to Comverse Network Systems, an OEM customer, accounted for 15% of our net revenues for the year ended December 31, 2001. Sales to UUNET Technologies, Inc., a subsidiary of Worldcom, Inc., accounted for 10% and 17% of our net revenues for the years ended December 31, 1999 and 2000, respectively. Changes in timing or volume of purchases by such major customers could harm our results. In addition, a significant portion of our net revenues to date have been concentrated in the

UNIX marketplace, and within the UNIX marketplace, a significant portion of our net revenues are associated with versions of UNIX manufactured by Sun. If Sun were to change its policy of supporting open systems computing environments, and if our products were thereby rendered incompatible with Sun's products, our business would be harmed.

As we shift our business strategy to place greater emphasis on sales to OEMs, we expect to experience further concentration in our customer base. We expect many of our existing customers, including customers that currently account for significant portions of our net revenues, to stop purchasing directly from us and begin purchasing our products through our OEM partners. In particular, we expect to receive a substantial portion of our projected net revenues for the year ended December 31, 2003 from sales of our products to Sun. As a result, if our relationship with Sun or other significant OEM partners does not expand or is otherwise disrupted, we could lose substantially all of our anticipated net revenues. There is no guarantee that these relationships will expand or not otherwise be disrupted. Factors that could influence our relationship with significant OEM partners, including Sun, include:

•	Our ability to maintain our products at a price level that is competitive with other OEM suppliers;
•	Our ability to maintain quality standards for our products sufficient to meet the expectations of our OEM partners; and
•	Our ability to timely produce, ship and deliver a sufficient quantity of our products to meet the needs of our OEM suppliers.

None of our contracts with our existing OEM partners, including Sun, include, and we do not expect that any contracts with OEMs with which we may enter into partnerships in the future will include, any minimum purchasing commitments. Further, these contracts do not require our OEM partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. As a result, our OEM partners are also free to incorporate the products of our competitors into their products rather than our products at any time.

Our existing or potential direct sales customers may purchase our storage products from our OEM customers.

Our OEM customers are able to compete directly with us in the storage product market, and are able to offer our products under their labels as a stand-alone product or packaged as part of a larger, more complete system. Furthermore, our OEM customers are generally larger and more widely recognized than we are, have greater resources than we do, and are able to offer a wider variety of storage products and systems, including our storage systems, as well as complete computer systems. We may be unable to compete with our OEM customers for direct sales. Our net revenues from existing direct sales customers may decline if such customers choose to purchase from our OEM customers and we may lose potential direct sales customers to our OEM customers in the future. In addition, we expect that some of our largest customers will start buying from our OEM customers and no longer buy directly from us. Even if our volume of units sold does not decline as a result, our net revenues may be reduced since our price per unit is normally less for units sold through indirect sales channels. Further, we expect our gross margins for OEM sales to be lower than our gross margins for direct sales.

A portion of our existing inventory may become obsolete.

As of June 30, 2002, we had approximately $8.9 million in inventory. As a result of our switch to outsourced manufacturing and our shift in our business strategy to primarily OEM sales, we expect that a material portion of our current SANnet inventory may become obsolete. In June 2002, the Company took a non-cash charge, increasing inventory reserves by $2.5 million as a result of excess SANnet inventory, given the continued slowness of the economy and planned product migration. We may be required to take additional charges in the future for excess inventory if our transition from direct to indirect sales occurs more rapidly or completely than we presently anticipate or if our product sales do not meet our projected sales levels.

We may have difficulty predicting results.

Our quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

• the level of competition;

• the size, timing, cancellation or rescheduling of significant orders;

• product configuration, mix and quality issues;

• market acceptance of our new products and product enhancements and new product announcements or introductions  by our competitors;

• deferrals of customer orders in anticipation of new products or product enhancements;

• changes in pricing by us or our competitors;

• our ability to develop, introduce and market new products and product enhancements on a timely basis;

• hardware component costs and availability, particularly with respect to hardware components obtained from Infortrend, a sole-source provider;

• our success in creating brand awareness, and in expanding our sales and marketing programs;

• technological changes in the open systems storage market;

• levels of expenditures on research, engineering and product development;

• changes in our business strategies;

• personnel changes; and

• general economic trends and other factors.

Sales for any future period are not predictable with any degree of certainty. Although we have historically operated with limited order backlog, we expect that we will experience increased backlog as we shift our business strategy to focus on OEM sales. As of June 30, 2002 we had an order backlog of approximately $10.9 million attributable to commitments to purchase principally by Sun. However, the backlog does not represent actual sales and our customers, including Sun, can cancel the orders at any time.

We do not generally enter into long-term purchase contracts with customers and customers usually have the right to extend or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. We cannot assure you that actual returns will not exceed our recorded allowances. In addition, our OEM customers generally do not have any minimum purchasing obligations from us. As a result, sales in any period are generally dependent on orders booked and shipped in that period.

Sales are also difficult to forecast because the open systems storage market is rapidly evolving and our sales cycles vary substantially from customer to customer. Customer orders for us can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and sale of a product may last from three to twenty-four months. This is particularly true during times of economic slowdown, for sales to OEM customers, and for the sale and installation of complex, turnkey solutions. Our net revenues are difficult for us to predict since they are directly affected by the timing of large orders. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net sales for a quarter during the last month of that quarter. Any significant deferral of these sales could harm our results of operations in any particular quarter. Net revenues for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized.

Factors that may delay or defer an order, particularly orders for new products include:

• the amount of time needed for technical evaluations by customers;

• customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;

• a slowdown in the overall economy or in the particular industries into which we sell;

• customers’ internal review and testing procedures; and

• our engineering work to integrate a storage solution with a customers’ system.

Our business strategy is to focus primarily on OEM customers, with whom sales cycles are generally lengthier, more costly and less certain than sales to end-users. Also, in 2001, we focused our strategy to shift away from certain products developed by our predecessor companies, Box Hill and Artecon, and in September 2001, unveiled our new line of Axis Storage Managers. This shift in focus may affect the sales cycles and predictability of orders. To the extent that we complete significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. Our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. There is no assurance that we will experience sales growth in future periods.

Our industry has experienced an economic downturn that has significantly harmed our net revenues and operating results and may continue to do so in the future. Our net revenues have been derived primarily from sales to customers in the xSPs, telecommunications, e-commerce and government sectors. For the years ended December 31, 2000 and 2001, sales to e-commerce, telecommunications, and xSPs customers were 39% and 37%, respectively, and sales to the government sector were 13% and 16%, respectively, of our net revenues. For the year ended December 31, 1999, sales to customers in the telecommunications and financial services industries were 18% and 21%, respectively, of our net revenues. An economic downturn in any industry targeted by us could significantly adversely impact our sales.

We cannot assure you that our relationships with our OEM customers, and Sun in particular, will not be terminated or that they will generate significant sales.

Our agreements with our OEM customers are an important element of our strategy to focus on indirect sales channels. Prior to 1999, we derived a majority of our net revenues from our direct sales to customers. In the future we expect to derive a substantial majority of our net revenues from our OEM customers. In particular, we expect to receive the majority of our projected net revenues for the year ended December 31, 2003 from sales of our products to Sun. We cannot assure you that we will achieve these sales levels from Sun. There are no minimum purchase commitments or guarantees in our agreement with Sun, and the agreement does not obligate Sun to purchase its storage solutions exclusively from us. If we do not achieve the sales levels we expect to receive from Sun in the foreseeable future, our business and result of operations will be significantly harmed.

The loss of one or more suppliers could adversely affect our ability to manufacture and sell products.

We rely on third parties to supply key components of the products that we sell. Many of these components are available only from limited sources in the quantities and quality we require. We purchase the large majority of our disk drives from Seagate, and purchase a substantial amount of our RAID controllers from Infortrend. Approximately 11%, 14% and 23% of our total raw material purchases were from Seagate, and approximately 4%, 10% and 7% were from Infortrend for the years ended December 31, 1999, 2000 and 2001, respectively. Approximately 10% of our raw material purchases during the year ended December 31, 1999 were from IBM. We purchase a significant portion of our raw materials pursuant to purchase orders, rather than long-term purchase agreements. We maintain minimum inventory levels. However, we have ordered and likely will continue to order certain materials in advance of anticipated customer demand which could result in excess inventory levels and unanticipated inventory write-downs due to a failure of the orders to materialize.

From time to time there is a significant market demand for disk drives, tape drives, RAID controllers, and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components could delay our ability to delivery our products in a timely manner. For example, we estimate that replacing Infortrend's RAID controllers with those of another supplier would involve several months of hardware and software modification, which could significantly harm our ability to meet our customers' orders for our products and therefore damage our customer relationships and result in a loss of sales.

In May 2002, we entered into an agreement with Solectron under which we will rely on Solectron to manufacture our new products under our OpenAxis Intelligence strategic initiative. If our agreement with Solectron terminates or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers' orders for these products in a timely manner. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet

Sun’s engineering, qualification and logistics requirements. If our agreement with Solectron terminates, we may be unable to find another suitable external manufacturer. In addition, we subcontract some of our other manufacturing, such as plastic molding, sheet metal bending, PCB fabrication and certain assemblies, to qualified suppliers in the United States and Asia.

We own the design and tools/molds associated with the manufacture of these parts. The third parties that we rely on for these production activities include, but are not limited to, SMS for PCB assemblies and Paris Precision for sheet metal assemblies. If we were required to have other third parties provide subassembly products and services work, it could take several months to achieve the same levels of productivity and quality with new third party suppliers. These delays could significantly harm our ability to meet our customers' orders for our products and therefore could damage our customer relationships and result in a loss of sales.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties.

We have eight U.S. patents and no patents pending as of June 30, 2002. We do not expect that our patents will provide us with any meaningful protection of our intellectual property. We also rely on copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for the SANnet, SANpath, SANscape, Dot Hill and the Dot Hill logo. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

In addition, third parties may assert that our products and technologies infringe their intellectual property, which could result in infringement lawsuits being filed against us, and we expect that providers of storage will increasingly be subject to infringement claims as the number of products and competitors grows. From time to time, we receive letters from third parties suggesting that we may require a license from such third parties to manufacture or commercialize our products. We most recently received such a letter in February 2002. We evaluate all such communications to assess whether to seek a license from the patent owner but, as of the date hereof, have not determined to seek any such licenses. However, we cannot assure you that we will not subsequently determine that we require one or more such licenses or that we would prevail in any litigation if any of such patent owners lodged formal infringement claims against us. Moreover, we cannot assure you that additional third parties will not assert infringement claims against us in the future.

If we were to become party to any litigation to protect our intellectual property from infringement by a third party, or as a result of a claim that our products and technologies infringe the intellectual property of a third party, we would likely incur substantial legal fees and expenses and our management's attention would be distracted from the operations of our business. Further, any settlement or adverse judgment involving a determination that our products and technology infringe the intellectual property of a third party could require us to pay substantial damages or royalties to a third party. In such event we could also be required to obtain a license from the third party to continue to sell our products or use our technologies. We may not be able to obtain a license from a third party on commercially reasonable terms, or at all. We may be required to pay significant royalties in connection with any license that we might obtain, which could impede our ability to price our products competitively and could adversely affect our gross margins. If we or our suppliers were unable to license protected technology, we could be prohibited from marketing products that incorporate the protected technology. We could also incur substantial costs to redesign our products in a manner to avoid infringement of third party intellectual property rights.

We may not be able to maintain our NYSE listing.

In July 2001, we received notification from the NYSE that we failed to meet the NYSE continued listing requirements that both our average global market capitalization and total stockholders’ equity must not fall below $50.0 million for more than 30 consecutive trading days. Under the rules of the NYSE, we submitted a response to the NYSE's Listings and Compliance Committee describing how we plan to regain compliance with the NYSE continued listing requirements. On November 2, 2001, we received notification from the NYSE that the Listings and Compliance Committee had accepted our plan. We are subject to quarterly monitoring by the NYSE for compliance with our plan. After reviewing our first quarter 2002 report, the NYSE indicated that it continues to approve our plan and would continue listing our stock. As of June 30, 2002, we were not in compliance with certain conditions in our plan. We have discussed this non-compliance with the NYSE. In response, the NYSE has indicated to us that it intends to review our compliance again at the end of 2002 and to continue listing our stock until such time. However, we cannot assure you that we will be able to regain compliance with the NYSE continued listing requirements by the end of the year or at all, or that the NYSE will not decide to delist our stock prior to the end of the year. Delisting of our stock would materially impair our ability to raise capital and the trading price and liquidity of our common stock.

The storage system market is highly competitive.

The storage system market is intensely competitive. We compete with various companies, including, but not limited to, Hewlett Packard, Sun Microsystems, IBM, Hitachi Data Systems, Compaq Corporation, and Dell Computer Corp., which market storage systems as well as other computer products, and which have become more focused on storage during the past few years. We also compete against independent storage system suppliers to the high-end market including, but not limited to, EMC Corporation, Network Appliance, Ciprico, Procom, MTI Technology, Eurologic, LSI Logic and Storage Technologies, Inc.

Many of these competitors are significantly larger than us and have significantly greater name recognition and engineering, manufacturing and marketing capabilities, as well as greater financial and personnel resources. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower end-user price than us.

We also expect that competition will increase as a result of industry consolidations and the formation of new companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, NAS has gained popularity recently as an alternative to SANs. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could harm our business. In fact, competitive pricing pressures have had, and may continue to have, an adverse impact on our net revenues and earnings.

We believe that the principal competitive factors affecting our markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our products and to compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected. In addition, if major customers who are also competitors cease purchasing our products in order to concentrate on sales of their own products, our business will be harmed.

We sell our products to OEMs, who may elect to purchase storage products from our competitors instead of from us, which could harm our business. We also sell our products through distributors and VARs. These distributors and VARs may carry competing product lines, and may reduce or discontinue sales of our products, which could harm our business. In addition, we cannot ensure that existing end-user customers will not purchase storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from us.

The open systems storage market is rapidly changing and we may be unable to keep pace or properly prepare for the effects of those changes.

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors or us could render our existing products obsolete. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products (including new software and hardware, and enhancements to existing software and hardware) that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing customer-purchasing decisions.

A significant percentage of our expenses are fixed, which may affect our operating results.

During the year ended December 31, 2001 and the six-month period ended June 30, 2002, we reduced costs through workforce reductions and a consolidation of excess facilities. We believe strict cost containment is essential to maintaining positive cash flow from operations and achieving profitability in future periods. We may attempt to take further measures to reduce expenses if we continue to experience operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenues, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenues. As a result, if net revenues do not meet our projections, operating results may be disproportionately affected. We may experience shortfalls in net revenues for various reasons, including:

• significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

• sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which, in turn, may harm our ability to meet our sales obligations; and

• the reduction, rescheduling or cancellation of customer orders.

In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering has and likely will continue to result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

Our business and operating results will suffer if we encounter significant product defects.

Our products may contain undetected software errors or failures when first introduced or as new versions are released. We cannot ensure that, despite testing, errors will not be found in products after shipments, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or destruction. Any such claim, if successful, could distract management's attention from operating our business and result in damage claims against us that may not be covered by our insurance.

Our success depends on our ability to attract and retain key personnel.

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. If any one of these individuals were to terminate his or her employment with us, we would be required to locate and hire suitable replacements. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts. Since many of our customer relationships are based on personal relationships between the customer and our sales representatives, if these representatives were to terminate their employment with us, we may be forced to expend substantial resources to attempt to maintain the customers that the sales representatives serviced. Ultimately, we may be unsuccessful in retaining these customers, which would harm our sales.

We have recently made several reductions in our workforce. Although the reductions were designed to reduce our operating costs, the reductions have increased the responsibility of our remaining employees. As a result, we face risks associated with transferring the duties of our former employees to our remaining employees. In addition to the expense involved in retraining employees, there is a risk that our current work force will be unable to effectively manage all of the duties of our former employees, which could adversely impact our research and development efforts, our general accounting and operating activities, our sales efforts and our production capabilities.

Our international business activities subject us to risks.

Our international sales represented approximately 30% of net revenues for the year ended December 31, 2001 and we currently have sales offices in Japan, Singapore, the United Kingdom, Germany and the Netherlands. Our international operations are subject to a variety of risks associated with conducting business internationally, including the following, any of which could harm our business:

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

A portion of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the exchange rates may adversely impact our operating results. We do not engage in any hedging transactions to cover our currency exposure.

Proprietary rights and intellectual property may be more difficult to protect outside of the United States. Also, we are continuing to gain experience in marketing and distributing our products internationally. We cannot be certain that we will be able to successfully grow our international presence in a timely manner, which could harm our business.

Our executive officers and directors and their affiliates own a significant percentage of our outstanding shares, which could prevent a change in control of us and adversely affect our stock price.

As of June 30, 2002, our executive officers, directors and their affiliates beneficially own approximately 19.4% of our outstanding shares of common stock. Further, two individual stockholders who are married to each other collectively own approximately 20.1% of our outstanding common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

Our Certificate of Incorporation and Bylaws contain a number of provisions that could impede a takeover or change in control of us, including but not limited to a classified board of directors, the elimination of stockholders' ability to take action by written consent and limitations on the ability of stockholders to remove a director from office without cause. The board may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by the board without stockholder approval. Each of these provisions gives the board, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests.

Our stock price is volatile, which may increase the likelihood that we will become involved in expensive, time-consuming litigation.

The market price of our common stock has been, and is expected to continue to be volatile. Following periods of market volatility in the past, many companies have been sued by stockholders alleging violations of the U.S. securities laws. Any securities litigation against us would be costly and time-consuming and could result in significant liability if resolved against us. Further, any such allegation would distract our management from operating our business and may increase our insurance rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the quantitative and qualitative information disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The average interest rate earned on the Company’s cash equivalents and investments was 5.2% for the six months ended June 30, 2002.

Part II. —  Other Information

Item 1.        Legal Proceedings

The Company was subject to a legal action first filed by Celtic Capital Corporation (“Celtic”) against the Company on April 24, 2001 in the Superior Court of the State of California and later amended (the “Celtic Litigation”). The plaintiffs alleged violations of the California Commercial Code and breach of contract among other commercial claims. The Company responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic’s assignors) and Epitech, Inc. (the “Cross-Defendants”) asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, were expensed as incurred.

On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, the Company paid Celtic $350,000 on April 5, 2002 and is required to make five monthly payments to Celtic of $60,000 each, beginning May 1, 2002 and ending on September 1, 2002, and a final payment of $75,000 on October 1, 2002. Because the parties reached a tentative settlement agreement prior to the Company filing its Annual Report on Form 10-K, the Company recorded the expenses of this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic completely released the Company from all claims and causes of action related to the complaint. The Company also received from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to the Company’s purchase orders (the “Dot Hill Inventory”). In exchange for its receipt of the Dot Hill Inventory, the Company released the Cross-Defendants from all claims and causes of action related to the cross-complaint.

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

Item 2.    Changes in Securities and Use of Proceeds

In May 2002, the Company entered into a product purchase agreement with Sun, whereby the Company will provide certain products for private label sales by Sun.  In connection with the agreement, the Company, in reliance on Section 4(2) of the Securities Act of 1933 and SEC Rule 506 promulgated thereunder, issued to Sun a warrant to purchase 1,239,527 shares of common stock at $2.97 per share, which represents approximately five percent of the outstanding stock of the Company. The purchase right represented by this warrant is exercisable as to 413,175 shares immediately, and an additional 413,176 shares on the first and second anniversary of the grant, in whole or in part, at any time and from time to time from the date of grant through five years after the date of grant.  The Company received no proceeds from the issuance of this warrant.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's 2002 annual meeting of shareholders was held on May 14, 2002 (the “Annual Meeting”). There were 24,790,549 shares of common stock outstanding as of March 29, 2002, the record date for the 2002 annual meeting. At the 2002 annual meeting, holders of 20,923,828 shares of common stock were present in person or by proxy, representing a quorum.

At the 2002 annual meeting, the following proposals, all as more fully described in the Proxy Statement relating to such meeting, were approved: (1) a proposal to elect three directors to hold office until the 2005 annual meeting of shareholders; (2) a proposal to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2002.

The following sets forth information regarding the results of the voting at the Annual Meeting:

	FOR	AGAINST	ABSTAIN
Proposal 1: Election of James L. Lambert as Director	20,622,102	301,726	—
Election of W.R. Sauey as Director	20,676,336	247,492	—
Election of Carol Turchin as Director	19,314,796	1,609,032	—
Proposal 2: To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2002.	20,877,847	18,950	27,030

Item 5.

Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a.             List of Exhibits:

3.1	Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Form of common stock certificate of the Company.(2)
4.2	Warrant to purchase 1,239,527 shares of the Company’s common stock issued to Sun Microsystems, Inc. (“Sun”) on May 24, 2002.
10.1*	Product Purchase Agreement, dated as of May 24, 2002, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., the Company and Dot Hill Systems B.V.
10.2*	Product Supplement/Award Letter (Blade) by and between Sun and the Company, dated as of May 24, 2002.
10.3*	Product Supplement/Award Letter (SCSI) by and between Sun and the Company, dated as of May 24, 2002.
10.4*	Product Supplement/Award Letter (FC) by and between Sun and the Company, dated as of May 24, 2002.
10.5*	OEM Agreement, dated May 20, 2002, by and between the Company and Infortrend, as amended by First Amendment to OEM Agreement, dated May 20, 2002, by and between the Company and Infortrend.
10.6*

Manufacturing Agreement, dated as of May 20, 2002, by and between the Company, Solectron Corporation (“Solectron”) and Solectron’s subsidiaries and affiliates, including but not limited to Solectron Technology Singapore Ltd., Solectron Technology Sdn Bhd, Solectron Netherlands BV and any other Offshore Business Headquarters.

10.7*	Award Letter, dated as of May 20, 2002, by and between the Company and Solectron.
99.1	Officers' Certificate

(1)          Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 19, 2001 and incorporated herein by reference.

(2)          Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-31873) or amendments thereto and incorporated herein by reference.

*                 Confidential treatment requested.

b.                                      Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2002	By	/s/ James L. Lambert
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2002	By	/s/ Preston Romm
Preston Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)