Form 10-Q
period 2002-09-30
DOT HILL SYSTEMS CORP
filed 2002-11-15
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Common Stock, $.001 par value, 25,164,684 shares outstanding as of October 31, 2002.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended September 30, 2002

Part I. — Financial Information

Item 1.  Condensed Consolidated Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,014	$7,785
Short-term investments	—	8,672
Accounts receivable, net of allowance of $1,459 and $1,113	6,234	8,198
Inventories	8,654	13,876
Prepaid expenses and other	2,568	2,438
Total current assets	22,470	40,969

Restricted cash and investments	9,219	—
Property and equipment, net	3,324	3,520
Note receivable	719	1,242
Other assets	447	460
Total assets	$36,179	$46,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,133	$5,221
Accrued compensation	1,907	1,728
Accrued expenses	1,841	2,240
Restructuring accrual	257	1,241
Deferred revenue	1,334	1,441
Income taxes payable	830	3,266
Total current liabilities	14,302	15,137
Borrowings under lines of credit	9,510	330
Other long-term liabilities	103	113
Total liabilities	23,915	15,580

Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 25,164,000 and 24,791,000 shares issued and outstanding	25	25
Additional paid-in capital	103,700	99,467
Deferred compensation	(53)	—
Accumulated other comprehensive loss	(389)	(204)
Accumulated deficit	(91,019)	(68,677)
Total stockholders’ equity	12,264	30,611
Total liabilities and stockholders’ equity	$36,179	$46,191

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(unaudited)

(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	$8,584	$12,294	$30,680	$45,777
Cost of goods sold	7,716	8,481	27,175	35,806

Gross margin	868	3,813	3,505	9,971
Operating expenses:
Sales and marketing	4,224	4,771	17,719	19,171
Engineering and product development	2,485	1,470	7,352	5,038
General and administrative	1,441	1,118	4,255	3,970
Restructuring expenses	—	—	—	4,405

Total operating expenses	8,150	7,359	29,326	32,584

Operating loss	(7,282)	(3,546)	(25,821)	(22,613)
Other income (expense):
Interest income	53	164	340	859
Interest expense	(86)	(10)	(152)	(53)
Gain (loss) on foreign currency transactions, net	17	112	(8)	44
Other income (expense), net	18	24	(1)	73
Total other income, net	2	290	179	923
Loss before income taxes	(7,280)	(3,256)	(25,642)	(21,690)
Income tax benefit (expense)	—	—	3,300	(16,023)
Net loss	$(7,280)	$(3,256)	$(22,342)	$(37,713)
Basic and diluted net loss per share	$(0.29)	$(0.13)	$(0.90)	$(1.53)
Weighted average shares used to calculate basic and diluted net loss per share	24,934	24,721	24,881	24,673

Comprehensive operations:
Net loss	$(7,280)	$(3,256)	$(22,342)	$(37,713)
Foreign currency translation adjustments	18	(7)	(35)	(135)
Net unrealized loss on short-term investments	—	—	(150)	—
Comprehensive loss	$(7,262)	$(3,263)	$(22,527)	$(37,848)

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(22,342)	$(37,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,040	1,184
Provision for deferred income taxes	—	18,423
Impairment of property and equipment	—	1,357
Provision for doubtful accounts	603	(136)
Write down of inventories	4,470	4,437
Stock-based sales and marketing expense	3,647	—
Gain on sale of short-term investments	(71)	—
Stock-based compensation expense	25	—
Amortization of deferred compensation	7	—
Changes in operating assets and liabilities:
Accounts receivable	1,786	8,852
Inventories	752	3,168
Prepaid expenses and other assets	(119)	(407)
Accounts payable	2,912	(11,594)
Accrued compensation and other expenses	(219)	(721)
Restructuring accrual	(984)	919
Deferred revenue	(107)	(1,219)
Income taxes payable	(2,436)	(1,941)
Other liabilities	(10)	(32)
Net cash used in operating activities	(11,046)	(15,423)
Cash flows from investing activities:
Proceeds from sale of short-term investments	8,637	—
Payments received on note receivable	99	(1,242)
Purchases of short-term investments	(45)	—
Purchases of property and equipment	(844)	(1,234)
Net cash provided by (used in) investing activities	7,847	(2,476)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	59
Proceeds from sale of stock to employees	477	161
Proceeds from line of credit and other borrowings	21,018	4,490
Increase in restricted cash and investments	(9,219)	—
Payments on line of credit and other borrowings	(11,838)	(3,778)
Net cash provided by financing activities	463	932
Effect of exchange rate changes on cash	(35)	(135)
Net decrease in cash and cash equivalents	(2,771)	(17,102)
Cash and cash equivalents, beginning of period	7,785	33,653
Cash and cash equivalents, end of period	$5,014	$16,551
Supplemental cash flow disclosure:
Cash paid for income taxes	$103	$27
Cash paid for interest	$127	$26

The accompanying notes are an integral part of these statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The following table sets forth the reconciliation of the denominator of the net loss per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Shares used in computing basic net loss per share	24,934	24,721	24,881	24,673
Dilutive effect of stock options and warrants	—	—	—	—
Shares used in computing diluted net loss per share	24,934	24,721	24,881	24,673

As of September 30, 2002, options to purchase 3,500,746 shares of the Company’s common stock at exercise prices ranging from $0.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.  As of September 30, 2001, options to purchase 3,017,207 shares of the Company’s common stock at exercise prices ranging from $0.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

4.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

	September 30, 2002	December 31, 2001
Purchased parts and materials	$6,482	$9,898
Work-in-process	197	684
Finished goods	1,975	3,294
	$8,654	$13,876

During the nine months ended September 30, 2002 and 2001, the Company recorded inventory write downs of approximately $4.5 million and $4.4 million, respectively.  During each of the three months ended September 30, 2002 and 2001, the Company recorded inventory write downs of $1.0 million.

5.                                      Restricted Cash and Investments

The Company has an agreement with a commercial bank (the “Line of Credit”), which provides for borrowings of up to $15 million under a revolving line of credit that expires May 1, 2004.  The maximum amount the Company may borrow under the Line of Credit is limited by the amount of the Company’s cash and investment balances held at the bank at any given time.  Borrowings under the Line of Credit are collateralized by a pledge of the Company’s deposits held at the bank.  As of September 30, 2002, the total amount outstanding under the Line of Credit was approximately $9.2 million, and approximately $9.2 million of cash and investments were restricted based on the amount outstanding under the Line of Credit.

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

The following is a summary of accrued restructuring expense activity recorded through September 30, 2002 (in thousands):

	Restructuring Expenses	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Amounts Utilized in 2002	Accrued Restructuring Expenses at September 30, 2002

Employee termination costs	$1,530	$(1,528)	$2	$—	$2
Impairment of property and equipment	1,357	(1,357)	—	—	—
Facility closures and related costs	1,998	(759)	1,239	(984)	255
Professional fees	20	(20)	—	—	—
Total	$4,905	$(3,664)	$1,241	$(984)	$257

The Company anticipates that a majority of the remaining accrual at September 30, 2002, which consists primarily of lease costs, will be paid in 2002.

7.                                      Income Tax Provision

During the nine months ended September 30, 2002, the Company recorded an income tax benefit of $3.3 million related to tax refunds made available by recent tax law changes.  The Company received $950,000 of this benefit during the second quarter of 2002 and $2.3 million in 2001.  During the nine months ended September 30, 2001, the Company recorded a $16.0 million income tax charge in connection with an increase in the valuation allowance provided by the Company’s deferred income tax assets. The majority of the Company’s deferred income tax assets consist of net operating loss and tax credit carry forwards.

8.                                      Legal Matters

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

On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, the Company paid Celtic $350,000 on April 5, 2002 and made payments of $60,000 per month from May 1, 2002 through September 1, 2002.  The final payment of $75,000 was made on October 1, 2002, and the action has now been finalized. Because the parties reached a tentative settlement agreement prior to the Company filing its Annual Report on Form 10-K, the Company recorded the expenses of this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic completely released the Company from all claims and causes of action related to the complaint. The Company also received from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to the Company’s purchase orders (the “Dot Hill Inventory”). In exchange for its receipt of the Dot Hill Inventory, the Company released the Cross-Defendants from all claims and causes of action related to the cross-complaint.

The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company’s financial condition or operating results.

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

The Company’s operating segments are organized on the basis of products and services. The Company has identified operating segments to consist of Storage Systems, including SANnet®; Tape Backup; and Services. The Company also identifies operating segments by market segment, which consists of E-commerce, telecommunications, and Internet, Applications, and Storage Service Providers (“xSPs”); government; and commercial and other customers.  In addition, the Company segments its customer base by: sales to direct customers; sales to Original Equipment Manufacturers (OEMs) and System Integrators (SIs); and sales to Value Added Resellers (VARs) and others.   The Company currently evaluates performance based on stand-alone segment revenue and gross margin. Because the Company does not currently evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

Information concerning revenue by product and service is as follows (in thousands):

	Storage Systems	Tape Backup	Services	Total
Three months ended:
September 30, 2002:
Net revenue	$6,892	$774	$918	$8,584
Gross margin	367	288	213	868
September 30, 2001:
Net revenue	$10,343	$1,015	$936	$12,294
Gross margin	3,265	174	374	3,813
Nine months ended:
September 30, 2002:
Net revenue	$26,813	$1,569	$2,298	$30,680
Gross margin	2,733	504	268	3,505
September 30, 2001:
Net revenue	$37,306	$4,149	$4,322	$45,777
Gross margin	7,781	969	1,221	9,971

Information concerning revenue by market segment is as follows (in thousands):

E-commerce, Telecommunications and xSPs

Government

Commercial and Other

Total

Three months ended:
September 30, 2002:
Net revenue	$998	$1,419	$6,167	$8,584
Gross margin (loss)	423	599	(154)	868
September 30, 2001:
Net revenue	$4,887	$959	$6,448	$12,294
Gross margin (loss)	659	355	2,799	3,813
Nine months ended:
September 30, 2002:
Net revenue	$8,843	$7,171	$14,666	$30,680
Gross margin (loss)	2,203	3,126	(1,824)	3,505
September 30, 2001:
Net revenue	$16,960	$8,352	$20,465	$45,777
Gross margin	3,319	4,076	2,576	9,971

Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

Three Months Ended September 30,

Nine months ended September 30,

2002

2001

2002

2001

Net revenue:

United States

$

6,832

$

8,877

$

20,943

$

31,790

Europe

1,056

2,624

7,418

10,642

Asia

696

793

2,319

3,345

$

8,584

$

12,294

$

30,680

$

45,777

Operating loss:

United States

$

(7,062

)

$

(2,547

)

$

(25,456

)

$

(21,082

)

Europe

(93

)

(869

)

(55

)

(1,444

)

Asia

(127

)

(130

)

(310

)

(87

)

$

(7,282

)

$

(3,546

)

$

(25,821

)

$

(22,613

)

10.                               Sun Microsystems Agreement

On May 24, 2002, the Company entered into a product purchase agreement with Sun Microsystems, Inc. (“Sun”), whereby the Company will provide products to Sun for Sun to sell under a private label.  As an incentive to enter into the agreement, the Company granted Sun a warrant to acquire 1,239,527 shares of the Company’s common stock at $2.97 per share, which expires during May 2007.  The $3.6 million fair value of the warrant, determined using the Black-Scholes option pricing model, was included in sales and marketing expenses for the three months ended June 30, 2002.  The Company began shipping products to Sun under the agreement during the second quarter of 2002.

On October 24, 2002, the Company entered into a loan and security agreement with Sun, pursuant to which Sun loaned the Company approximately $4.5 million. The loan is secured by all of the Company’s assets. The loan is subject to a fixed interest rate of 2.0% per annum with a repayment term no later than June 30, 2003.  The term may be extended for one or more additional six-month periods based on Sun’s sole discretion.  Payments shall be made on the principal portion of the loan based on an amount equal to 37.0% of the net amounts owed by Sun on invoices generated through the normal course of Sun’s purchases of product from the Company. The funds are to enable the Company to design and cause to be delivered the storage products specified in the purchase orders issued by Sun to Dot Hill from time to time under the Sun OEM Agreement, and for other working capital and other general corporate purposes, subject to certain limitations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond the control of the Company, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” , and elsewhere in this quarterly report on Form 10-Q.  Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and except as required by applicable law, the Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and its consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Overview

Dot Hill provides highly reliable, high-performance, disk-based data storage and networking solutions for the open systems computing environment, including Windows NT, Solaris, Linux, HP-UX and AIX. The Company’s solutions encompass a broad range of scalable products and services targeting customers with mission critical applications. With information becoming an increasingly critical business resource, customers demand that their storage systems be highly reliable, available, and manageable and provide fault-tolerance, high performance and a high level of customer and technical support. Dot Hill has a history of providing storage solutions that meet these requirements by combining extensive design and implementation experience with leading-edge technologies. The Company sells storage as modular building blocks and as solution packages. Dot Hill storage solutions range from SCSI disk array configurations to multi-terabyte Fibre Channel-based SANs. Dot Hill is one of the few companies in its industry to offer NEBS Level 3 and MIL-STD-810F certified, carrier class storage systems. The NEBS standard was developed by Bellcore for telephone equipment and speaks to system ruggedness and reliability.

Historically, the Company relied mainly on direct sales to an array of primarily government and telecommunications clients. Beginning in 2001, the Company redirected its sales strategy to shift its efforts away from direct sales and toward indirect sales channels, including OEMs, VARs and SIs. The Company believes such customers fit well with its product set and manufacturing strategy. In 2002, the Company further refined its business strategy by engaging a third-party manufacturing service provider to supply the bulk of the Company’s new production capacity. During the first half of 2002, the Company entered into agreements with OEM, SI, and VAR customers, including one with Sun pursuant to which Dot Hill supplies Sun with storage systems.  These customers either privately label the systems or integrate them into products that are sold by these customers to end users.

The Company manufactures certain of its products from its facility in Carlsbad, California.  This process consists primarily of the assembly and integration of components and subassemblies into the Company’s products.  Some of these subassemblies are manufactured by independent contractors.  During the second quarter 2002, the Company entered into an agreement with Solectron Corp. (“Solectron”), a contract manufacturer, to manufacture its next-generation SANnet II series of storage systems.  As the transition of customers to the new series of storage systems progresses, the Company will increasingly rely on Solectron or other contract manufacturers to manufacture its products.  Generally, the Company extends to its customers the warranties provided to the Company by its suppliers. To date, the Company’s suppliers have reimbursed the majority of the Company’s warranty costs.  On a quarterly and annual basis the Company’s gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

Effective August 2, 1999, Box Hill Systems Corp. (“Box Hill”) and Artecon, Inc. (“Artecon”) completed a merger (the “Merger”). The Merger was accounted for as a pooling-of-interests. Subsequent to the Merger, the combined company changed its name to Dot Hill Systems Corp.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions and conditions.

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

Results of Operations

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.9	69.0	88.6	78.2
Gross margin	10.1	31.0	11.4	21.8
Operating expenses:
Sales and marketing	49.2	38.8	57.8	41.9
Engineering and product development	28.9	12.0	23.9	11.0
General and administrative	16.8	9.1	13.9	8.7
Restructuring expenses	—	—	—	9.6
Total operating expenses	94.9	59.9	95.6	71.2
Operating loss	(84.8)%	(28.9)%	(84.2)%	(49.4)%
Net loss	(84.8)%	(26.5)%	(72.8)%	(82.4)%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net revenue

Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 30.2% to $8.6 million for the three months ended September 30, 2002 from $12.3 million for the three months ended September 30, 2001. The decrease in net revenue was primarily attributable to unfavorable market conditions and a reduction in demand from the telecommunications and commercial sectors.  During the third quarter of 2002, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 80% of net revenue, tape backup for approximately 9% of net revenue, and services for approximately 11% of net revenue.  Sales to OEMs and SIs accounted for 39% of net revenue, sales to direct customers accounted for 33% of revenue, sales to resellers accounted for 13% of revenue, with service and other accounting for 15% of revenue.  Sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 12% of net revenue, sales to government accounted for approximately 17% of net revenue, and sales to other customers accounted for approximately 71% of net revenue.  For the third quarter of 2001, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 84% of net revenue, tape backup for approximately 8% of net revenue, and services for approximately 8% of net revenue.  For the third quarter of 2001, sales to OEMs and SIs accounted for 50% of revenue, sales to direct customers accounted for 28% of revenue, sales to resellers accounted for 10% of revenue, and sales to service and other accounted for 12% of revenue.  For the third quarter of 2001, sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 40% of net revenue, sales to government accounted for approximately 8% of net revenue, and sales to other customers accounted for approximately 52% of net revenue.

Gross margin

Gross margin decreased 77.2% to $0.9 million for the three months ended September 30, 2002, from $3.8 million for the comparable period of 2001. As a percentage of net revenue, gross margin decreased to 10.1% for the three months ended September 30, 2002, from 31.0% for the comparable period of 2001. The decrease in gross margin as a percentage of net revenue is primarily attributable to a combination of establishing significant production in a new contract manufacturing facility, costs associated with the introduction of new products, and overall reduction in the revenue base.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses.  Sales and marketing expenses decreased 11.5% to $4.2 million for the three months ended September 30, 2002 from $4.8 million for the same period in 2001.  The decrease in sales and marketing expenses is primarily attributable to fixed cost reduction measures, such as a more focused approach to marketing resource spending.  For the three months ended September 30, 2002, sales and marketing expenses were 49.2% of net revenue, compared to 38.8% for the comparable period of 2001. The relative increase in sales and marketing expenses is primarily attributable to the sharp decrease in revenue, which has more than offset the Company’s efforts to leverage its sales force.

Engineering and product development expenses

Engineering and product development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development.  Engineering and product development expenses increased 69.0% to $2.5 million for the three months ended September 30, 2002 from $1.5 million for the same period in 2001. The increase in engineering and product development expenses is primarily attributable to an aggressive pursuit of next-generation product development, slated for fall and winter 2002 release.  As a percentage of net revenue, engineering and product development expenses increased to 28.9% for the three months ended September 30, 2002 from 12.0% for the comparable period of 2001 due to increased spending, as mentioned above, as well as lower sales revenue in the third quarter of 2002 compared to the third quarter of 2001.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers and employees performing the Company’s administrative functions and expenditures for administrative facilities.  General and administrative expenses increased to $1.4 million for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001.  As a percentage of net revenue, general and administrative expenses increased to 16.8% for the three months ended September 30, 2002 from 9.1% for the comparable period of 2001 primarily as a result of lower sales revenue in the third quarter of 2002 compared to the third quarter of 2001.

Other income and expense

Other income and expense is comprised of interest income earned on the Company’s cash and cash equivalents and  investments, interest expense and other income and expense items. The Company had net other income of $2,000 for the three months ended September 30, 2002 compared to net other income of $290,000 for the same period in 2001. The decrease in net other income compared to the same period in 2001 is primarily attributable to a reduction in interest income due to a decrease in investment activity, an increase in interest expense due to a higher utilization of the line of credit, and reduced currency gains resulting from a stronger US dollar.

Income tax provision

During the three months ended September 30, 2002 and 2001, respectively, the Company did not record any income tax expense or benefit.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net revenue

Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 33.0% to $30.7 million for the nine months ended September 30, 2002 from $45.8 million for the nine months ended September 30, 2001. The decrease in net revenue was primarily attributable to unfavorable market conditions and a reduction in demand from the telecommunications and commercial sectors.  Sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 87% of net revenue, tape backup for approximately 5% of net revenue, and services for approximately 8% of net revenue.  Sales to OEMs and SIs accounted for approximately 44% of net revenue, sales to direct customers accounted for approximately 29% of revenue, and sales to resellers accounted for approximately 16% of revenue, with service and other accounting for approximately 11% of revenue.  Sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 29% of net revenue, sales to government accounted for approximately 23% of net revenue, and sales to other customers accounted for approximately 48% of net revenue.  For the comparable nine months in 2001, sales of the Company’s storage systems, including the SANnet product line, accounted for approximately 82% of net revenue, tape backup for approximately 9% of net revenue, and services for approximately 9% of net revenue.  For the comparable nine months in 2001, sales to OEMs and SIs accounted for approximately 41% of net revenue, sales to direct customers accounted for approximately 29% of revenue, sales to resellers accounted for approximately 15% of revenue, with service and other accounting for approximately 15% of revenue.  For the comparable nine months in 2001, sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 37% of net revenue, sales to government accounted for approximately 18% of net revenue, and sales to other customers accounted for approximately 45% of net revenue.

Gross margin

Gross margin decreased 64.9% to $3.5 million for the nine months ended September 30, 2002, from $10.0 million for the comparable period of 2001. As a percentage of net revenue, gross margin decreased to 11.4% for the nine months ended September 30, 2002, from 21.8% for the comparable period of 2001. The decrease in gross margin as a percentage of net revenue is primarily attributable to larger provisions for excess and obsolete inventory, as well as operating at lower than capacity levels in 2002.

Sales and marketing expenses

Sales and marketing expenses typically consist primarily of salaries and commissions, advertising and promotional costs and travel expenses.  In May 2002, the Company entered into a product purchase agreement with Sun, whereby the Company will provide certain products for private label sales by Sun.  As part of the agreement, Sun was granted a warrant valued at $3.6 million.  The entire value of the warrant was charged to sales and marketing expense during the second quarter of 2002 and represents 11.9% of net revenue.  Excluding this charge, sales and marketing expenses decreased 26.6% to $14.1 million for the nine months ended September 30, 2002 from $19.2 million for the nine months ended September 30, 2001.  The decrease in sales and marketing expenses is primarily attributable to fixed cost reduction measures, such as geographical restructuring of the sales force and a more focused approach to marketing resource spending. Excluding the charge for the warrant, as a percentage of net revenue, sales and marketing expenses were 45.9% for the nine months ended September 30, 2002 compared to 41.9% for the comparable period of 2001.

Engineering and product development expenses

Engineering and product development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development.  Engineering and product development expenses increased 45.9% to $7.4 million for the nine months ended September 30, 2002 from $5.0 million for the same period in 2001. The increase in engineering and product development expenses is primarily attributable to an aggressive pursuit of next-generation product development, slated for fall and winter 2002 release.  As a percentage of net revenue, engineering and product development expenses increased to 24.0% for the nine months ended September 30, 2002 from 11.0% for the comparable period of 2001 due to increased spending, as mentioned above, as well as lower sales revenue in the first three quarters of 2002 compared to the first three quarters of 2001.

General and administrative expenses

General and administrative expenses consist primarily of compensation to officers and employees performing the Company’s administrative functions and expenditures for administrative facilities.  General and administrative expenses increased 7.2% to $4.3 million for the first nine months ended September 30, 2002 from $4.0 million for the same period in 2001.  As a percentage of net revenue, general and administrative expenses increased to 13.9% for the nine months ended September 30, 2002 from 8.7% for the comparable period of 2001 primarily as a result of lower sales revenue in the first three quarters of 2002 compared to the first three quarters of 2001.

Restructuring expenses

In March 2001, the Company announced plans to reduce its full-time workforce and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing market conditions.  Then in June 2001, the Company announced further restructuring measures.  The cost reduction actions were designed to enable the Company to reduce its breakeven point in light of an economic downturn. The combined cost reductions resulted in a charge for employee termination costs of $1.5 million, other office closure expenses related to the consolidation of excess facilities of  $1.5 million, and impairment of property and equipment for write-off of certain fixed assets associated with the facility closures of $1.4 million. As a result of the restructuring, the Company recorded restructuring expenses totaling approximately $4.4 million in the nine months ended September 30, 2001.

Other income and expense

Other income and expense is comprised of interest income earned on the Company’s cash and cash equivalents and investments, interest expense and other income and expense items. The Company had net other income of $179,000 for the nine months ended September 30, 2002 compared to net other income of $923,000 for the same period in 2001. The decrease in net other income compared to the same period in 2001 is primarily attributable to a reduction in interest income, due to a decrease in investment activity and an increase in interest expense due to a higher utilization of the line of credit.

Income tax provision

During the nine months ended September 30, 2002, the Company recorded an income tax benefit of $3.3 million related to tax refunds made available by recent tax law changes.  The Company received $950,000 of this benefit during the second quarter of 2002 and $2.3 million in 2001.  During the nine months ended September 30, 2001, the Company recorded a $16.0 million income tax charge in connection with an increase in the valuation allowance provided by the Company’s deferred income tax assets. The majority of the Company’s deferred income tax assets consist of net operating loss and tax credit carry forwards.

Liquidity and Capital Resources

As of September 30, 2002, the Company had $5.0 million of unrestricted cash, cash equivalents and short-term investments compared to $16.5 million at December 31, 2001. As of September 30, 2002, working capital was $8.2 million.  For the nine months ended September 30, 2002, cash used in operating activities was $11.0 million compared to $15.4 million for the same period in 2001. The use of cash in operating activities was primarily attributable to our operating losses and efforts towards the Sun OEM activity.

Cash provided by investing activities was $7.9 million for the nine months ended September 30, 2002 primarily as a result of the conversion of $8.6 million from short-term investments into cash equivalent instruments, compared to a use of $2.5 million for the same period in 2001.  Cash provided by financing activities was $463,000 for the nine months ended September 30, 2002 compared to $932,000 for the same period in 2001.  During the nine months ended September 30, 2002, the U.S. operation had net line of credit borrowings of $9.2 million, which under the terms of the line of credit, must be offset by restricting an equal amount of existing cash and investments.  The primary source of net cash provided by financing activity is $477,000 of proceeds received from sales of stock under the Company’s Employee Stock Purchase Plan.

The Company’s Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 65 million Yen (approximately US $534,000 at September 30, 2002) at fixed interest rates ranging from 1.8% to 2.6%.  Interest is due monthly, with principal due and payable on various dates through August 2008.  Borrowings are secured by the inventories of the Japanese subsidiary.  As of September 30, 2002, the total amount outstanding under the three credit lines was 35 million Yen (approximately US $291,000 at September 30, 2002).

The Company has an agreement with a commercial bank (the “Line of Credit”), which provides for borrowings of up to $15 million under a revolving line of credit that expires May 1, 2004.  The maximum amount the Company may borrow under the Line of Credit is limited by the amount of the Company’s cash and investment balances held at the bank at any given time and a $2 million letter of credit established pursuant to a manufacturing agreement with Solectron.  Borrowings under the Line of Credit are collateralized by a pledge of the Company’s deposits held at the bank.  As of September 30, 2002, the borrowing base on this Line of Credit was approximately $12.5 million.  The Line of Credit incurs interest at the bank’s prime rate or 50 basis points above LIBOR, at the option of the Company. Monthly payments consist of interest only, with the principal due at maturity. As of September 30, 2002, the total amount outstanding under this Line of Credit was $9.2 million, and $9.2 million of cash and investments were restricted based on the amount outstanding under the Line of Credit. The Line of Credit agreement also requires that the Company comply with certain covenants, including a net income covenant for the year ended December 31, 2001. As of December 31, 2001, the Company was not in compliance with this covenant. The Company obtained a waiver from the bank regarding its non-compliance with this covenant.  There is no net income covenant applicable to periods subsequent to December 31, 2001.

On October 24, 2002, the Company entered into a loan and security agreement with Sun, pursuant to which Sun loaned the Company approximately $4.5 million. The loan is secured by all of the Company’s assets. The funds are to enable the Company to design and cause to be delivered the its storage products specified in the purchase orders issued by Sun to Dot Hill from time to time under the Sun OEM agreement, and for other working capital and other general corporate purposes, subject to certain limitations.

The Company plans to introduce a number of new products this year as part of its OpenAxis Intelligence™ strategic initiative. The Company presently expects that cash and cash equivalents, short-term investments, cash generated from operations, and amounts available under the Line of Credit will be sufficient to meet its operating and capital requirements for at least the next three months. However, unanticipated events, such as Sun’s failure to meet its product purchase forecast, could require the Company to raise additional capital sooner than expected.  The Company requires additional equity and/or debt financing and is currently exploring additional sources of liquidity that may be available to the Company. The Company cannot be certain that financing will be available on favorable terms, or at all.  If the Company cannot obtain access to adequate financing on acceptable terms, it may be required to scale back its operations, which would have a material adverse effect on its financial condition and results of operations. The actual amount and timing of working capital required and capital expenditures that the Company makes in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

Certain Risk Factors Related to the Company’s Business

The Company has experienced and may continue to experience operating losses and may need to raise additional funds to continue its operations

In the years ended December 31, 1999, 2000 and 2001, the Company incurred net losses of $9.0 million, $948,000 and $43.3 million, respectively. For the nine-month period ended September 30, 2002, the Company incurred a net loss of $22.3 million. The Company cannot provide assurance that it will be profitable in any future period. The Company has expended, and will continue to be required to expend, substantial funds to pursue research and development projects, enhance marketing efforts and otherwise operate its business. The Company’s future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

•  the progress of its research, development and product testing programs

•  the success of its sales and marketing efforts

•  costs of filing, prosecuting, defending and enforcing intellectual property rights

•  the extent and terms of any development, manufacturing, marketing or other arrangements, and

•  changes in economic, regulatory or competitive conditions.

If the Company continues to experience losses, it will need to raise additional funds to continue its operations, either through borrowings or the sale of its debt or equity securities. As of September 30, 2002, the Company had $5.0 million in unrestricted cash and cash equivalents.  However, unanticipated events, such as Sun’s failure to meet its product purchase forecast, could require the Company to raise additional capital sooner than expected.   If it experiences extraordinary expenses or operating expenses in excess of its projections, or if its sales do not meet or exceed its projections, the Company may need to raise funds sooner than it expects. The Company may not be able to raise additional funds in the future on commercially reasonable terms or at all. Any sales of its debt or equity securities in the future may have a substantially dilutive effect on its existing stockholders. The Company may be required to grant liens on its assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder its ability to operate its business in accordance with its plans.

The Company’s shift in business strategy to focus on OEM customers will further increase its dependence on sales to a relatively small number of customers.

Historically, a material percentage of the Company’s net revenues in each year has been derived from a limited number of customers. For the years ended December 31, 1999, 2000 and 2001, its top five customers accounted for approximately 25%, 37% and 36%, respectively, of its net revenues. Sales to Comverse Network Systems, an OEM customer, accounted for 15% of its net revenues for the year ended December 31, 2001. Sales to UUNET Technologies, Inc., a subsidiary of Worldcom, Inc., accounted for 10% and 17% of its net revenues for the years ended December 31, 1999 and 2000, respectively. Changes in timing or volume of purchases by such major customers could harm the Company's results. In addition, a significant portion of the Company’s net revenues to date have been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of the Company’s net revenues are associated with versions of UNIX manufactured by Sun. If Sun were to change its policy of supporting open systems computing environments, and if the Company’s products were thereby rendered incompatible with Sun’s products, its business would be harmed.

As the Company shifts its business strategy to place greater emphasis on sales to OEMs, it expects to experience further concentration in its customer base. The Company expects many of its existing customers, including customers that currently account for significant portions of its net revenues, to stop purchasing directly from the Company and begin purchasing products through its OEM partners. In particular, the Company expects to receive a substantial portion of its projected net revenues for the year ended December 31, 2003 from sales of its products to Sun. As a result, if the Company’s relationship with Sun or other significant OEM partners does not expand or is otherwise disrupted, it could lose substantially all of its anticipated net revenues. There is no guarantee that these relationships will expand or not otherwise be disrupted. Factors that could influence the Company’s relationship with significant OEM partners, including Sun, include the Company's ability to:

•      Maintain its products at a price level that is competitive with other OEM suppliers

•      Maintain quality standards for its products sufficient to meet the expectations of its OEM partners

•      Timely produce, ship and deliver a sufficient quantity of its products to meet the needs of its OEM suppliers

None of the Company’s contracts with its existing OEM partners, including Sun, contain any minimum purchasing commitments.  Further, the Company does not expect that any future OEM partnership contracts will include any minimum purchasing commitments. Additionally, these contracts do not require the Company’s OEM partners to purchase its products exclusively or on a preferential basis over the products of any of its competitors. As a result, the Company’s OEM partners are also free to incorporate the products of its competitors into their products rather than the Company’s products at any time.

The Company’s existing or potential direct sales customers may purchase its storage products from its OEM customers.

The Company’s OEM customers are able to compete directly with the Company in the storage product market, and are able to offer the Company’s products under their labels as a stand-alone product or packaged as part of a larger, more complete system. Furthermore, the Company’s OEM customers are generally larger and more widely recognized, have greater resources, and are able to offer a wider variety of storage products and systems, including the Company’s storage systems, as well as complete computer systems. The Company may be unable to compete with its OEM customers for direct sales. The Company’s net revenues from existing direct sales customers may decline if such customers choose to purchase from the Company’s OEM customers and the Company may lose potential direct sales customers to its OEM customers in the future. In addition, the Company expects that some of its largest customers will start buying from the Company’s OEM customers and no longer buy directly from the Company. Even if the Company’s volume of units sold does not decline as a result, its net revenues may be reduced since its price per unit is normally less for units sold through indirect sales channels. Further, the Company expects its gross margins for OEM sales to be lower than its gross margins for direct sales.

A portion of the Company’s existing inventory may become obsolete.

As of September 30, 2002, the Company had approximately $8.7 million in inventory. As a result of the Company’s transition to outsourced manufacturing and its shift in its business strategy to primarily OEM sales, the Company expects that a material portion of its current SANnet inventory may become obsolete. During the nine months ended September 30, 2002, the Company took non-cash charges, increasing inventory reserves by $4.5 million as a result of excess inventory, given the continued slowness of the economy and planned product migration. The Company may be required to take additional charges in the future for excess inventory if its transition from direct to indirect sales occurs more rapidly or completely than presently anticipated or if its product sales do not meet its projected sales levels.

The Company may have difficulty predicting results.

The Company’s quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

•      the level of competition

•      the size, timing, cancellation or rescheduling of significant orders

•      product configuration, mix and quality issues

•      market acceptance of the Company’s new products and product enhancements and new product announcements or introductions  by the Company’s competitors

•      deferrals of customer orders in anticipation of new products or product enhancements;

•      changes in pricing by the Company or its competitors

•      the Company’s ability to develop, introduce and market new products and product enhancements on a timely basis

•      hardware component costs and availability, particularly with respect to hardware components obtained from Infortrend, a sole-source provider

•      the Company’s success in creating brand awareness, and in expanding its sales and marketing programs

•      technological changes in the open systems storage market

•      levels of expenditures on research, engineering and product development

•      changes in the Company’s business strategies

•      personnel changes

•      general economic trends and other factors

Sales for any future period are not predictable with any degree of certainty. Although the Company has historically operated with limited order backlog, it expects that it will experience increased backlog as it shifts its business strategy to focus on OEM sales. As of September 30, 2002 the Company had an order backlog of approximately $13.9 million attributable to commitments to purchase principally by Sun. However, the backlog does not represent actual sales and its customers, including Sun, can cancel the orders at any time.

The Company does not generally enter into long-term purchase contracts with customers and customers usually have the right to extend or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. The Company cannot assure you that actual returns will not exceed its recorded allowances. In addition, the Company’s OEM customers generally do not have any minimum purchasing obligations from the Company. As a result, sales in any period are generally dependent on orders booked and shipped in that period.

Sales are also difficult to forecast because the open systems storage market is rapidly evolving and the Company’s sales cycles vary substantially from customer to customer. Customer orders can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and sale of a product may last from three to twenty-four months. This is particularly true during times of economic slowdown, for sales to OEM customers, and for the sale and installation of complex, turnkey solutions. The Company’s net revenues are difficult for it to predict since they are directly affected by the timing of large orders. Due to the unpredictable timing of customer orders, the Company may ship products representing a significant portion of its net sales for a quarter during the last month of that quarter. Further, with the Company’s increased use of third-party manufacturers, its ability to control the timing of shipments will decrease.  Any significant deferral of these sales could harm the Company's results of operations in any particular quarter. Net revenues for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized.

Factors that may delay or defer an order, particularly orders for new products include:

•      amount of time needed for technical evaluations by customers

•      customer budget constraints and changes to customers’ budgets during the course of the sales cycle

•      slowdown in the overall economy or in the particular industries into which the Company sells

•      customer internal review and testing procedures

•      our engineering work to integrate a storage solution with a customers’ system

The Company’s business strategy is to focus primarily on OEM customers, with whom sales cycles are generally lengthier, more costly and less certain than sales to end-users. Also, in 2002, the Company will shift its focus away from certain older products toward our SANnet II and other more recent product lines. This shift in focus may affect the sales cycles and predictability of orders. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company’s expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, the Company’s operating results may be disproportionately affected. There is no assurance that the Company will experience sales growth in future periods.

The Company’s industry has experienced an economic downturn that has significantly harmed its net revenues and operating results and may continue to do so in the future. The Company’s net revenues have been derived primarily from sales to customers in the xSPs, telecommunications, e-commerce and government sectors. For the years ended December 31, 2000 and 2001, sales to e-commerce, telecommunications, and xSPs customers were 39% and 37%, respectively, and sales to the government sector were 13% and 16%, respectively, of the Company’s net revenues. For the year ended December 31, 1999, sales to customers in the telecommunications and financial services industries were 18% and 21%, respectively, of the Company’s net revenues. An economic downturn in any industry targeted by the Company could significantly adversely impact its sales.

The Company cannot provide assurance that its relationships with its OEM customers, and Sun in particular, will not be terminated or that they will generate significant sales.

The Company’s agreements with its OEM customers are an important element of its strategy to focus on indirect sales channels. Prior to 1999, the Company derived a majority of its net revenues from its direct sales to customers. In the future the Company expects to derive a substantial majority of its net revenues from its OEM customers. In particular, the Company expects to receive the majority of its projected net revenues for the year ended December 31, 2003 from sales of its products to Sun. The Company cannot provide assurance that it will achieve these sales levels from Sun. There are no minimum purchase commitments or guarantees in its agreement with Sun, and the agreement does not obligate Sun to purchase its storage solutions exclusively from the Company. Further, none of the Company’s other agreements with OEMs provide for minimum purchase commitments, and it cannot expect that future OEM agreements will provide for minimum purchase commitments. If the Company does not achieve the sales levels it expects to receive from Sun and others in the foreseeable future, the Company’s business and result of operations will be significantly harmed.

Any default under the Company's loan and security agreement with Sun could materially harm its business.

The Company’s loan and security agreement with Sun provides Sun with a security interest in all of the Company’s assets, including its intellectual property. If the Company defaults under the loan and security agreement, Sun could accelerate the maturity of the loan and take all or a portion of the collateral if the Company is unable to pay all interest and principal then due, which could materially harm the Company’s business, financial condition and results, or force it to cease conducting business altogether.

The loss of one or more suppliers could adversely affect the Company’s ability to manufacture and sell products.

The Company relies on third parties to supply key components of the products that it sells. Many of these components are available only from limited sources in the quantities and quality it requires. The Company purchases the large majority of its disk drives from Seagate, and purchases a substantial amount of its RAID controllers from Infortrend. Approximately 11%, 14% and 23% of its total raw material purchases were from Seagate, and approximately 4%, 10% and 7% were from Infortrend for the years ended December 31, 1999, 2000 and 2001, respectively. Approximately 10% of the Company’s raw material purchases during the year ended December 31, 1999 were from IBM. The Company purchases a significant portion of its raw materials pursuant to purchase orders, rather than long-term purchase agreements. The Company maintains minimum inventory levels. However, it has ordered and likely will continue to order certain materials in advance of anticipated customer demand, which could result in excess inventory levels and unanticipated inventory write-downs due to a failure of the orders to materialize.

From time to time there is a significant market demand for disk drives, tape drives, RAID controllers, and other components, and the Company may experience component shortages, selective supply allocations and increased prices of such components. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components could delay the Company’s ability to deliver its products in a timely manner. For example, the Company estimates that replacing Infortrend’s RAID controllers with those of another supplier would involve several months of hardware and software modification, which could significantly harm the Company’s ability to meet its customers’ orders for its products and therefore damage its customer relationships and result in a loss of sales.

In May 2002, the Company entered into an agreement with Solectron under which it will rely on Solectron to manufacture its new products under its OpenAxis Intelligence strategic initiative. If the Company’s agreement with Solectron terminates or if Solectron does not perform its obligations under its agreement, it could take several months to establish alternative manufacturing for these products and the Company may not be able to fulfill its customers’ orders for these products in a timely manner. Under the Company’s OEM agreement with Sun, Sun has the right to require that the Company use a third party to manufacture its products. Such an external manufacturer must meet Sun’s engineering, qualification and logistics requirements. If the Company’s agreement with Solectron terminates, it may be unable to find another suitable external manufacturer. In addition, the Company subcontracts some of its other manufacturing, such as plastic molding, sheet metal bending, PCB fabrication and certain assemblies, to qualified suppliers in the United States and Asia.

The Company owns the design and tools/molds associated with the manufacture of these parts. The third parties that the Company relies on for these production activities include, but are not limited to, Pan Dimensional for PCB assemblies and Accurate Metal Fabrication for sheet metal assemblies. If the Company was required to have other third parties provide subassembly products and services work, it could take several months to achieve the same levels of productivity and quality with new third party suppliers. These delays could significantly harm the Company’s ability to meet its customers’ orders for its products and therefore could damage its customer relationships and result in a loss of sales.

The Company’s success depends significantly upon its ability to protect its intellectual property and to avoid infringing the intellectual property of third parties.

The Company has eight U.S. patents and no patents pending as of September 30, 2002. The Company does not expect that its patents will provide it with any meaningful protection of its intellectual property. The Company also relies on copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect its intellectual property. For example, the Company has registered trademarks for the SANnet, SANpath, SANscape, Dot Hill and the Dot Hill logo. Despite the Company’s efforts to protect its intellectual property, unauthorized parties may attempt to copy aspects of its products or obtain and use information that the Company regards as proprietary. In addition, the laws of foreign countries may not adequately protect the Company’s intellectual property rights. The Company’s efforts to protect its intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to the Company’s, duplicate its products or design around its patents.

In addition, third parties may assert that the Company’s products and technologies infringe their intellectual property, which could result in infringement lawsuits being filed against it, and the Company expects that providers of storage will increasingly be subject to infringement claims as the number of products and competitors grows. From time to time, the Company receives letters from third parties suggesting that it may require a license from such third parties to manufacture or commercialize the Company's products. The Company most recently received such a letter in October 2002. The Company evaluates all such communications to assess whether to seek a license from the patent owner, but as of the date hereof, has not determined to seek any such licenses. However, the Company cannot assure you that it will not subsequently determine that it require one or more such licenses or that it would prevail in any litigation if any of such patent owners lodged formal infringement claims against it. Moreover, the Company cannot assure you that additional third parties will not assert infringement claims against it in the future.

If the Company were to become party to any litigation to protect its intellectual property from infringement by a third party, or as a result of a claim that its products and technologies infringe the intellectual property of a third party, the Company would likely incur substantial legal fees and expenses and management’s attention would be distracted from the operations of its business. Further, any settlement or adverse judgment involving a determination that its products and technology infringe the intellectual property of a third party could require the Company to pay substantial damages or royalties to a third party. In such event the Company could also be required to obtain a license from the third party to continue to sell its products or use its technologies. The Company may not be able to obtain a license from a third party on commercially reasonable terms, or at all. The Company may be required to pay significant royalties in connection with any license that it might obtain, which could impede its ability to price its products competitively and could adversely affect its gross margins. If the Company or its suppliers were unable to license protected technology, the Company could be prohibited from marketing products that incorporate the protected technology. The Company could also incur substantial costs to redesign its products in a manner to avoid infringement of third party intellectual property rights.

The Company may not be able to maintain its NYSE listing.

In July 2001, the Company received notification from the NYSE that it failed to meet the NYSE continued listing requirements that both its average global market capitalization and total stockholders’ equity must not fall below $50.0 million for more than 30 consecutive trading days. Under the rules of the NYSE, the Company submitted a response to the NYSE’s Listings and Compliance Committee describing how it plans to regain compliance with the NYSE continued listing requirements. On November 2, 2001, the Company received notification from the NYSE that the Listings and Compliance Committee had accepted its plan, and is currently subject to quarterly monitoring by the NYSE for compliance with its plan. After reviewing the Company’s second quarter 2002 report, the NYSE indicated that it continues to approve its plan and would continue listing its stock. As of September 30, 2002, the Company was not in compliance with certain conditions in its plan. The Company has discussed this non-compliance with the NYSE. In response, the NYSE has indicated that it intends to review the Company’s compliance again at the end of 2002 and to continue listing its stock until such time. However, the Company cannot assure you that it will be able to regain compliance with the NYSE continued listing requirements by the end of the year or at all, or that the NYSE will not decide to delist its stock prior to the end of the year. Delisting of the Company’s stock would materially impair its ability to raise capital and the trading price and liquidity of its common stock.

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

Many of these competitors are significantly larger than the Company and have significantly greater name recognition and engineering, manufacturing and marketing capabilities, as well as greater financial and personnel resources. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower end-user price than the Company.

The Company also expects that competition will increase as a result of industry consolidations and the formation of new companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For example, NAS has gained popularity recently as an alternative to SANs. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could harm the Company’s business. In fact, competitive pricing pressures have had, and may continue to have, an adverse impact on the Company’s net revenues and earnings.

The Company believes that the principal competitive factors affecting the Company’s markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that the Company will be able to successfully incorporate these factors into its products and to compete against current or future competitors or that competitive pressures the Company faces will not harm its business. If the Company is unable to develop and market products to compete with the products of competitors, its business will be materially and adversely affected. In addition, if major customers who are also competitors cease purchasing the Company’s products in order to concentrate on sales of their own products, its business will be harmed.

The Company sells its products to OEMs, who may elect to purchase storage products from competitors instead of from the Company, which could harm its business. The Company also sells its products through distributors and VARs. These distributors and VARs may carry competing product lines, and may reduce or discontinue sales of the Company’s products, which could harm its business. In addition, the Company cannot ensure that existing end-user customers will not purchase storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company.

The open systems storage market is rapidly changing and the Company may be unable to keep pace or properly prepare for the effects of those changes.

The open systems data storage market in which the Company operates is characterized by rapid technological change, frequent new product introductions, evolving industry standards and consolidation among its competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by the Company’s competitors or the Company could render its existing products obsolete. The Company’s success will depend upon its ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products (including new software and hardware, and enhancements to existing software and hardware) that keep pace with technological developments and emerging industry standards. If the Company cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, its business will be harmed. In addition, consolidation among the Company’s competitors, suppliers and customers may harm its business by increasing the resources of its competitors, reducing the number of suppliers available to the Company for its product components and increasing competition for customers by reducing customer-purchasing decisions.

A significant percentage of the Company’s expenses are fixed, which may affect its operating results.

During the year ended December 31, 2001 and the nine-month period ended September 30, 2002, the Company reduced costs through workforce reductions and a consolidation of excess facilities. The Company believes strict cost containment is essential to maintaining positive cash flow from operations and achieving profitability in future periods. The Company may attempt to take further measures to reduce expenses if the Company continues to experience operating losses or does not achieve a stable net income. A number of factors could preclude the Company from successfully bringing costs and expenses in line with its net revenues, such as the fact that its expense levels are based in part on the Company’s expectations as to future sales, and that a significant percentage of its expenses are fixed, which limits its ability to reduce expenses quickly in response to any shortfalls in net revenues. As a result, if net revenues do not meet the Company’s projections, operating results may be disproportionately affected. The Company may experience shortfalls in net revenues for various reasons, including:

•      significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

•      sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead the Company’s suppliers to allocate available supplies or capacity to other customers, which, in turn, may harm its ability to meet its sales obligations; and

•      the reduction, rescheduling or cancellation of customer orders.

In addition, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from the Company’s outside suppliers, it may order materials in advance of anticipated customer demand. This advance ordering has and likely will continue to result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

The Company's business and operating results will suffer if it encounters significant product defects.

The Company’s products may contain undetected software errors or failures when first introduced or as new versions are released. The Company cannot ensure that, despite testing, errors will not be found in products after shipments, resulting in a loss of or delay in market acceptance, which could harm its business. The Company’s standard warranty provides that if the system does not function to published specifications, the Company will repair or replace the defective component without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact the Company’s business. In addition, defects in the Company’s products could result in its customers claiming damages against it for property damage or destruction. Any such claim, if successful, could distract management’s attention from operating the Company’s business and result in damage claims against it that may not be covered by its insurance.

The Company’s success depends on its ability to attract and retain key personnel.

The Company’s performance depends in significant part on its ability to attract and retain talented senior management and other key personnel. If any one of these individuals were to terminate his or her employment with the Company, it would be required to locate and hire suitable replacements. The Company may be unable to identify suitable replacements for any employees that it loses. In addition, even if the Company is successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of the Company’s operations, could harm the Company’s business by delaying its production schedule, its research and development efforts, its ability to execute on its business strategy and its client development and marketing efforts. Since many of the Company’s customer relationships are based on personal relationships between the customer and its sales representatives, if these representatives were to terminate their employment with the Company, it may be forced to expend substantial resources to attempt to maintain the customers that the sales representatives serviced. Ultimately, the Company may be unsuccessful in retaining these customers, which would harm its sales.

The Company has recently made several reductions in its workforce. Although the reductions were designed to reduce its operating costs, the reductions have increased the responsibility of its remaining employees. As a result, the Company faces risks associated with transferring the duties of its former employees to its remaining employees. In addition to the expense involved in retraining employees, there is a risk that the Company’s current work force will be unable to effectively manage all of the duties of its former employees, which could adversely impact its research and development efforts, its general accounting and operating activities, its sales efforts and its production capabilities.

The Company’s international business activities subject the Company to risks.

The Company’s international sales represented approximately 30% of net revenues for the year ended December 31, 2001 and it currently has sales offices in Japan, Singapore, the United Kingdom, Germany and the Netherlands. The Company’s international operations are subject to a variety of risks associated with conducting business internationally, including the following, any of which could harm the Company’s business:

•      longer payment cycles

•      unexpected changes in regulatory requirements

•      import and export restrictions and tariffs, and increases in tariffs, duties, price controls or other restrictions on foreign currencies

•      the burden of complying with a variety of foreign laws

•      potentially adverse tax consequences

•      currency exchange rate fluctuations

•      the imposition of trade barriers or price controls

•      political and economic instability abroad

•      difficulties in staffing and managing international operations

•      seasonal reductions in business activity during the summer months in Europe and other times in other parts of the world

•      problems in collecting accounts receivable

A portion of the Company’s international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the exchange rates may adversely impact the Company’s operating results. The Company does not engage in any hedging transactions to cover its currency exposure.

Proprietary rights and intellectual property may be more difficult to protect outside of the United States. Also, the Company is continuing to gain experience in marketing and distributing its products internationally. The Company cannot be certain that it will be able to successfully grow its international presence in a timely manner, which could harm its business.

The Company’s executive officers and directors and their affiliates own a significant percentage of its outstanding shares, which could prevent a change in control of the Company and adversely affect its stock price.

As of September 30, 2002, the Company’s executive officers, directors and their affiliates beneficially own approximately 19.0% of the Company’s outstanding shares of common stock. Further, two individual stockholders who are married to each other collectively own approximately 19.9% of its outstanding common stock. These individual stockholders may be able to influence matters requiring approval by the Company’s stockholders, including the election of a majority of its directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. This concentration of ownership may also make it more difficult or expensive for the Company to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of the Company’s common stock and impair its ability to raise capital in the future through the sale of its equity securities.

The Company’s Certificate of Incorporation and Bylaws contain a number of provisions that could impede a takeover or change in control of the Company, including but not limited to a classified board of directors, the elimination of stockholders’ ability to take action by written consent and limitations on the ability of stockholders to remove a director from office without cause. The board may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by the board without stockholder approval. Each of these provisions gives the board, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests.

The Company’s stock price is volatile, which may increase the likelihood that the Company will become involved in expensive, time-consuming litigation.

The market price of the Company’s common stock has been, and is expected to continue to be volatile. Following periods of market volatility in the past, many companies have been sued by stockholders alleging violations of the U.S. securities laws. Any securities litigation against the Company would be costly and time-consuming and could result in significant liability if resolved against it. Further, any such allegation would distract the Company’s management from operating its business and may increase its insurance rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the quantitative and qualitative information disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The average interest rate earned on the Company’s cash equivalents and investments was 4.0% for the nine months ended September 30, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings, and that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, the Company paid Celtic $350,000 on April 5, 2002 and made payments of $60,000 per month from May 1, 2002 through September 1, 2002.  The final payment of $75,000 was made on October 1, 2002, and the action has now been finalized. Because the parties reached a tentative settlement agreement prior to the Company filing its Annual Report on Form 10-K, the Company recorded the expenses of this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic completely released the Company from all claims and causes of action related to the complaint. The Company also received from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to the Company’s purchase orders (the “Dot Hill Inventory”). In exchange for its receipt of the Dot Hill Inventory, the Company released the Cross-Defendants from all claims and causes of action related to the cross-complaint.

The Company is subject to various other legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of such claims against the Company cannot be predicted with certainty. The Company believes that such litigation and claims will not have a material adverse effect on the Company’s financial condition or operating results.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

a.             Sun Loan and Security Agreement

On October 24, 2002, the Company entered into a loan and security agreement with Sun, pursuant to which Sun loaned the Company approximately $4.5 million. The loan is secured by all of the Company’s assets. The funds are to enable the Company to design and cause to be delivered its storage products specified in the purchase orders issued by Sun to Dot Hill from time to time under the Sun OEM agreement, and for other working capital and other general corporate purposes, subject to certain limitations.

Item 6.    Exhibits and Reports on Form 8-K

a.             List of Exhibits

99.1         Officers' Certificate

b.             Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	By	/s/ James L. Lambert
James L. Lambert
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	By	/s/ Preston Romm
Preston Romm
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, James L. Lambert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dot Hill Systems Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James L. Lambert
James L. Lambert
Chief Executive Officer

CERTIFICATION

I, Preston Romm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dot Hill Systems Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Preston Romm
Preston Romm
Chief Financial Officer