Form 10-K
period 2002-12-31
DOT HILL SYSTEMS CORP
filed 2003-03-31
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	13-3460176 (IRS Employer Identification No.)
6305 El Camino Real Carlsbad, CA (Address of principal executive offices)	92009 (zip code)

(760) 931-5500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Shares outstanding at March 26, 2003	Name of each exchange on which registered
Common stock, $.001 par value	29,981,638	American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2002 was $45,082,711.

        Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

i

Forward-Looking Statements

        Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of our (Dot Hill Systems Corp.'s) business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Future filings with the Securities and Exchange Commission, or SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth in the section entitled "Certain Risk Factors Related to the Company's Business," in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K.

        Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

        We are a provider of highly reliable, high-performance disk-based data storage and networking solutions for open systems computing environment, including Windows NT, Solaris, UNIX, Linux, HP-UX and AIX. Our solutions encompass a broad range of products, from stand-alone storage systems to complete turn-key Storage Area Networks, or SANs. Our storage solutions reach customers through direct and indirect channels, including through Original Equipment Manufacturers, or OEMs, Value Added Resellers, or VARs, and system integrators. With information becoming an increasingly critical business resource, customers demand that their storage systems be highly reliable, available and manageable, provide fault-tolerance (a system's ability to cope with internal hardware problems such as a disk drive failure and still continue to operate with minimal impact) and high performance and come with a high level of customer and technical support. We provide storage solutions that meet these requirements by combining extensive design and implementation experience with leading-edge technologies. We sell storage products as modular building blocks and as solution packages. Our storage solutions run on different protocols to accommodate our customers' various needs, including Small Computer Systems Interface, or SCSI, and Fibre Channel (a high-speed storage/networking interface that offers high performance, capacity and cabling distance, increased system configuration flexibility and scalability and simplified cabling) and can be combined or attached to each other in building block fashion to provide storage capacity ranging from approximately 200 gigabytes to multiple terabytes.

        We are one of the few companies in our industry to offer Network Equipment Building Systems, or NEBS, Level 3 certified and military standard 810F, or MIL-STD 810F, compliant storage systems. These standards speak to system ruggedness and reliability, which are increasingly important requirements. NEBS guidelines were developed as ultra-high reliability standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated "carrier-class NEBS Level 3," where carrier-class indicates equipment providing the same high level of reliability as telephone networks or carriers, which are built to remain operational during and after a disaster. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions of natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD 810F was created by the U.S. government and involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. The Company's SANnet series of storage solutions has demonstrated 99.9998% availability, which is reliability beyond the NEBS Level 3 requirements by a factor greater than 9.

        Historically, our revenues have depended mainly on direct sales to an array of customers primarily in the government and telecommunications sectors. Beginning in 2001, we adopted a new business strategy and shifted our sales and marketing efforts away from direct sales and toward indirect sales channels through channel partners, including OEMs, VARs and system integrators; we believe the indirect sales channels fit well with our product set and manufacturing strategy. Our sales force is now focused on sales to channel partners regardless of the end-user market that those channel partners serve.

        Our channel partners integrate our systems into their products, private-label our systems or simply sell our systems off the shelf. In May 2002, we signed an OEM agreement with a key channel partner, Sun Microsystems, or Sun. Based on our anticipated need to manufacture product in large volume for Sun and other channel partners, we further refined our business strategy during 2002 by engaging a third party manufacturer, Solectron Corporation, or Solectron, to supply the bulk of our production capacity going forward, particularly for our next-generation SANnet II family of disk systems.

        During October 2002, we began shipping to Sun the first product in our SANnet II family of systems, SANnet II SCSI, for resale to Sun's customers. Sales of this product accounted for approximately 60% of our net revenue in the fourth quarter of 2002. We began shipping a second product to Sun for resale to its customers in March 2003. We expect Sun to make generally available to its customers two more of our products awarded under our OEM agreement with Sun during the second and third quarters of 2003, respectively.

        Since its launch, our SANnet II SCSI systems have been manufactured and assembled by Solectron. We believe that the decision to outsource manufacturing will allow us to gain efficiencies in our manufacturing operations, increase our emphasis on research and development activities and provide continued engineering support to our channel partners.

        On Aug. 17, 2001, we announced that we had received notification from the New York Stock Exchange, or NYSE, that we failed to meet the NYSE's continued listing standards. NYSE rules require that both average market capitalization and total stockholders' equity of listed companies must not fall below $50.0 million for more than 30 consecutive trading days. Although our market capitalization subsequently increased, we continued to fall below the stockholder equity requirements through the fourth quarter of 2002. In December 2002, we elected to voluntarily move to the American Stock Exchange, where our stock began trading on December 12, 2002.

        We are a Delaware corporation, originally incorporated on April 5, 1988 in New York and reincorporated in Delaware in 2001. Effective August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction. We are the combined company, and we changed our name to Dot Hill Systems Corp. immediately after the merger.

        We have facilities in Carlsbad, California, the Netherlands and Japan. We have two additional sales offices in the United States and a sales office in the United Kingdom, Germany and Singapore.

        Our website address is http://www.dothill.com. Our filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, are available free of charge through our Internet website as soon as reasonably practicable after being filed with or furnished to the SEC.

        In 2003, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of the code of ethics on our website which can be accessed at www.dothill.com. In addition, we intend to promptly disclose on our website in the future (1) the nature of any amendment to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers along with the name of the person who is granted the waiver.

Industry Overview

        The rapid proliferation of data-intensive applications, such as the Internet, Internet service providers, digital broadcasting, data warehousing, data mining, and the migration of critical applications to mainframe computers has fueled the demand for open-systems data storage. Disk storage systems, tape backup systems and storage management software designed to operate on multiple platforms have become a critical elements of modern management information systems, and storage capabilities are increasingly becoming an important factor in computer system purchasing decisions. In many instances, capital expenditures on storage systems are equal to or greater than those made on computer processing hardware. This is particularly true in the case of open systems, which are computing environments incorporating computers that act as servers interconnected over a network to client workstations and utilize a variety of other system components and peripherals. The open systems market is characterized by large capacity UNIX operating system variants such as Solaris, Linux, HP-UX and AIX, as well as Windows NT servers, operating in multi-platform environments.

Host Attached Storage and Fibre Channel Interfaces

        Host attached storage systems (also referred to as server attached storage and direct attached storage systems) are those connected directly to the network server. The open systems market's current host attached storage options include arrangements of two or more hard disks organized to improve speed and provide protection of data against loss, or disk arrays, Redundant Arrays of Independent Disks, or RAID, storage systems and tape backup systems. Generally, each of these storage options is attached to the host using the SCSI or Fibre Channel protocol. Historically, SCSI or higher performance variants of SCSI designed to transfer data at increasingly higher rates with enhanced reliability and lower error rates known as Ultra SCSI, Ultra 2 and Ultra 3, were the interfaces most commonly used in storage systems. Fibre Channel became commercially available in 1997 and has since gained broad marketplace acceptance. Fibre Channel is a high-speed serial interface that enables the transfer of data between computers and peripherals at increased rates and cabling lengths and among a greater number of hosts. Fibre Channel also enables SANs, which generally cannot be configured using the SCSI standard.

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

Our Solutions

        We were among the first storage vendors to provide SANs to customers. In September 1999, we launched a line of storage systems, SANnet®, which is engineered to operate in SAN environments. SANnet comes bundled with SANscape®, a storage management software package we developed that greatly enhances the benefits and performance of SANs. In September 2001, we unveiled our line of Axis Storage Managers™, which is a family of self-contained systems that add affordable intelligence to existing storage and network infrastructures. In the fourth quarter of 2002, we introduced the first SCSI-based member of our next-generation family of systems, SANnet II. We expect to introduce a Fibre Channel ablade and network-attached storage version of SANnet II during the first half of 2003. Network-attached storage, or NAS, is a disk array storage system that is attached directly to a network, rather than to a network server. Like the SANnet family of products, the SANnet II family includes compact, rugged RAID and JBOD arrays (an acronym for "just a bunch of disks" that refers to a disk array without a controller) that operate with our SANscape and SANpath® software, and are designed to operate in extreme environmental conditions. The SANnet II family products are NEBS Level 3 and MIL-STD 810F certified.

        Our products and services are intended to provide users with the following benefits.

Reliability

        We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We design redundancy, reliability and high-performance into our storage systems. Redundant components, such as power inlets, fans and controllers, have the ability to be replaced while the system is on line without having to power down (referred to as hot-swappable or hot-plug removable), providing customers with the ability to replace, upgrade or service components in the field without interrupting network activity. All of our disk array products currently offered are NEBS Level 3 certified and MIL-STD 810F tested by an independent laboratory.

        In order to pass NEBS Level 3 certification, products are subjected to 99°F temperature fluctuations, 15,000 volts of electrical discharge, the need to self-extinguish when on fire, humidity fluctuations from 5% to 90%, air-borne contaminants comparable to a 400 mph dust storm and the stress of an 8.3 Richter scale earthquake. Our SANnet and SANnet II storage systems have been tested to 99.9998% uptime availability, which is reliability beyond the NEBS Level 3 requirements by a factor of 9.

Multi-Platform Support

        As an independent provider of storage products, we are well positioned to provide storage solutions on a variety of platforms and operating systems, including UNIX, Linux and Windows. Our SANnet and SANnet II lines of systems supports multiple servers operating on different platforms simultaneously. This cross-platform capability allows customers to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as the customer's open systems components change.

Capacity and Density

        Reducing the amount of rack space used in expensive computer room floors can save customers money. Our storage systems are among the most space-efficient in the storage industry, maximizing our customers' limited space and significantly reducing their costs.

Scalability

        Our products are designed using a single cohesive modular architecture that allows customers to size and configure storage systems to meet their specific requirements. This modular architecture also allows customers to easily expand or reconfigure a system as their needs change, permitting them to extend the useful life of and better utilize their existing systems.

Manageability

        The ability to manage storage systems, particularly through storage management software, is a key differentiator among storage vendors. SANpath and SANscape, our storage management software offerings, enable customers to more easily manage, configure and respond to their changing system requirements.

Total Cost of Ownership and Return on Investment

        Our products combine reliability, flexibility, scalability and management into one of the smallest form factors in today's market. By extending and leveraging our customers' installed solution, we are able to provide solutions that offer both a lower total cost of ownership and a higher return on investment.

Our Products and Systems

        We designed our core family of disk storage solutions with the reliability, flexibility, and performance necessary to meet the needs of today's data-intensive, critical applications. We offer storage systems in many topologies, including SCSI, Fibre Channel and NAS. Our software consists of two programs that we developed: SANpath, a storage networking utility, and SANscape, storage management software that comes bundled with our storage systems. Our Axis Storage Managers enable companies to enhance their existing Information Technology, or IT, infrastructures without replacing them, regardless of what storage is used. We break-down our overall revenue and gross margin into four main product groups: our SANnet and SANnet II systems, our legacy systems, services and tape backup. For the years ended December 31, 2002, 2001 and 2000, our SANnet and SANnet II systems accounted for approximately 75%, 49% and 25% of net revenue, respectively. Gross margin on SANnet and SANnet II systems for the years ended December 31, 2002, 2001 and 2000, was (5)%, 15% and 41% of revenue, respectively.

        For the years ended December 31, 2002, 2001 and 2000, service accounted for approximately 7%, 9% and 7% of net revenue, respectively. Gross margin on service for the years ended December 31, 2002, 2001 and 2000, was 17%, 25% and 54% of revenue, respectively.

        For the years ended December 31, 2002, 2001 and 2000, tape backup accounted for approximately 4%, 8% and 10% of net revenue, respectively. Gross margin on tape backup for the years ended December 31, 2002, 2001 and 2000, was 16%, 3% and 17% of revenue, respectively. For the years ended December 31, 2002, 2001 and 2000, legacy systems and other accounted for approximately 14%, 33% and 58% of net revenue, respectively. Gross margin on legacy products for the years ended December 31, 2002, 2001 and 2000 was 38%, 32% and 35% of revenue, respectively.

SANnet II Family of Systems

        During the fourth quarter of 2002, we introduced the first member of our next-generation family of disk-based solutions, SANnet II. The SANnet II family of storage networking solutions includes compact, rugged RAID and JBOD arrays and supports SAN, DAS and NAS configurations. The SANnet II products provide industry-leading 99.9998% uptime and are tested to operate in extreme environmental conditions. All SANnet II products are backed by NEBS Level 3 certification and

MIL-STD 810F testing. Each SANnet II product shares a common modular architecture and unified management software with all the other products in the SANnet II family. SANnet II brings enterprise class features into the workgroup and entry-level market and helps to eliminate downtime by providing no single points of failure.

  SANnet II SCSI

          First launched in October 2002, SANnet II SCSI is an Ultra 160 SCSI, 2U, 12-drive RAID storage solution for Windows, Linux and UNIX platforms.

  SANnet II FC

          Launched in the first quarter of 2003, the SANnet II FC is a 2U storage networking solution with 12 disk drive bays for Windows, Linux and UNIX platforms. It features end-to-end 2 gigabit Fibre Channel technology for SAN and DAS architectures. The SANnet II FC comes with a single or dual controller, AC or DC power supplies and eight host ports.

  SANnet II NAS

          Introduced during the first quarter of 2003 and expected to be launched by mid-2003, SANnet II NAS is a 2U storage networking solution consisting of 12 disk drive bays. The SANnet II NAS features dual gigabit Ethernet, AC or DC power options and connections to support high-speed local area network environments. The SANnet II NAS supports clients running Solaris, Windows, Linux, HP-UX and AIX, and delivers heterogeneous file sharing for servers and workstations.

  SANnet II Blade

          Expected to be launched by the third quarter of 2003, SANnet II Blade is a 1U storage solution for environments that require high performance and have limited rack space.

SANnet Family of Systems

        The SANnet family of systems is expected to be replaced by SANnet II, our next-generation family of systems, as they are made generally available to our customers. This original line of SAN-ready disk storage solutions includes an end-to-end Fibre Channel RAID storage system and JBOD expansion units, as well as SCSI RAID and JBOD systems. All of the SANnet family has been engineered to carrier-class standards.

Blade Storage

        Our blade storage solutions provide for storage in a rack-mountable 1U form factor, and are favored by customers who have limited space but require high performance. They can be configured with a RAID controller and four hot-swappable disk drives. They easily integrate into diverse network environments and are compatible with various server platforms including Windows, Linux and UNIX.

Axis Storage Manager Product Line

        The Axis Storage Manager family of products enables companies to enhance their existing IT infrastructures without replacing them regardless of what storage is used. Axis also provides mirroring, remote replication and disaster recovery options for critical applications.

  Axis DR

          Protecting information can be challenging. The usual methods involve several software applications and complex manual processes. Axis DR provides all the capabilities required in a completely integrated and highly automated solution.

  Axis SAN

          Axis SAN provides businesses with the ability to effectively use existing direct attached storage and storage area networks while taking advantage of their existing Internet Protocol, or IP, networks for storage.

  Axis Advanced

          Axis Advanced provides all the features of Axis Basic plus Fibre Channel support. The result is any-to-any connectivity between storage and networks.

  Axis Basic

          Axis Basic is an affordable standalone unit that offers all the standard features of Axis, from virtualization and the provisioning of storage assets over IP, to point-in-time volume imaging, Script Running Management, or SRM, Logical Volume Management, or LVM, and serverless backup.

Software Solutions

        Our suite of software consists of two key software packages.

          SANpath helps to ensure availability and failover and failback (the transfer of operation from a failed component such as a controller or disk drive, to a similar, redundant component to ensure uninterrupted data flow and operability) of data across a SAN and enhances network-server bandwidth by balancing data loads among functioning data paths and automatically routing data away from non-functioning paths. SANpath also enables modifications to the SAN without server restarts, and provides LUN (logical unit number; an addressing scheme used to define SCSI devices on a single SCSI bus) masking capabilities.

          SANscape is a Java-based software utility that combines SAN configuration, maintenance and monitoring tools into a single application. SANscape allows customers to administer our storage systems located worldwide from a single console by sending system information across the Internet, intranets or telephone lines. SANscape also notifies customers of issues with their systems by email, beeper or other means and allows for remote configuration and trouble-shooting through an interactive Graphical User Interface, or GUI.

Backup Solutions

        Our Backup solutions consist of tape libraries and backup management software, which we purchase from third parties and then integrate and deliver to customers.

Legacy Products

        We have a number of legacy products that we continue to make available to certain channel partners at their request. In general, these solutions have been integrated into the products of our partners, and integrating a newer version of our products would require our partners to re-engineer their own products.

Customers

        We market our products to mid-level users in the open systems market running applications that demand reliability. We have installed storage systems in data-intensive industries where companies require dependable, high-performance, high-availability storage solutions, such as Internet applications, Service Providers, or xSPs, financial services, telecommunications, health-care, government/defense and academia.

        Historically, our strategy was to target customers directly through our own sales force, and to focus on the telecommunications sector, providers of e-commerce and Internet services and the government. For the years ended December 31, 2002, 2001 and 2000, direct sales to customers in the e-commerce, telecommunications and xSPs industries were 22%, 37% and 39%, respectively, of our net revenue. For the years ended December 31, 2002, 2001 and 2000 direct sales to the government were 18%, 16% and 13%, respectively, of our net revenue.

        In 2001, we began shifting our sales and marketing strategy away from direct sales to focus on indirect sales through channel partners, including OEMs, VARs and system integrators. These channel partners integrate our products with their own, private-label our products, or simply resell our products off the shelf. In May 2002, we signed an OEM agreement with Sun, a key channel partner, under which Sun private-labels our products and sells them to its end users. We expect that a significant portion of our 2003 revenue will be derived through channel partners.

        Historically, a significant percentage of our annual net revenue each year has been derived from a limited number of customers. With our focus on channel partners, that trend has increased and is expected to continue to increase. For the years ended December 31, 2002, 2001 and 2000, our top five customers, including distributors, accounted for approximately 47%, 36% and 37%, respectively, of our net revenue. Sales to Sun accounted for 25% of our net revenue for the year ended December 31, 2002. That percentage is expected to grow significantly in 2003. Sales to Comverse Network Systems accounted for 10% and 15% of our net revenue for the years ended December 31, 2002 and 2001, respectively. Sales to UUNET Technologies, Inc., a wholly owned subsidiary of MCI WorldCom, accounted for 17% of our net revenue for the year ended December 31, 2000. Our customers have no minimum purchase requirements and may extend, delay or cancel shipment of their orders without penalty.

Sales and Marketing

        Historically, we focused our sales and marketing efforts on direct sales to the telecommunications, e-commerce, Internet and government markets. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales and toward indirect sales through channel partners, including OEMs, VARs and system integrators without regard to the particular end user markets served by our channel partners. These channel partners integrate our products into their own, under their private-label, or simply resell our products off the shelf. Sales to channel partners represented 56% of our net revenue in 2002. This shift was designed to enable us to grow revenue without adding significantly to our sales and marketing force.

Domestic Sales and Marketing

        As of December 31, 2002, our domestic sales team consisted of 26 sales and sales support employees and 8 marketing and product marketing employees. We have three operating sales offices located in the United States. A number of sales representatives work from their homes to cover local territories. Domestic sales represented approximately 75%, 70% and 80% of our net revenue for 2002, 2001 and 2000, respectively.

International Sales and Marketing

        Our international sales and marketing strategy also focuses primarily on indirect sales through channel partners. As of December 31, 2002, our international sales team consisted of 34 sales and sales support employees. We have six operating international sales offices: two in Japan, one in the United Kingdom, one in the Netherlands, one in Germany and one in Singapore. Our channel partners are located worldwide. International sales accounted for approximately 25%, 30% and 20% of our net revenue for 2002, 2001 and 2000, respectively.

Engineering and Product Development

        Our research, engineering and product development teams are focused on developing innovative storage and networking solutions along with storage management software for the open systems market. Our areas of expertise include UNIX, Windows and Linux driver and system software design; SAN storage resource management software design; data storage system design and integration; and high-speed interface design for SCSI, Ultra SCSI, Ultra2, Ultra3, Fibre Channel and NAS. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI Disk Array and RAID storage system for the UNIX environment, and the first NEBS Level 3 certified and MIL-STD 810F tested line of storage systems.

        We generally design our products to have a modular architecture that is readily modified to respond to technological developments and paradigm shifts in the open systems computing environment. This flexibility also allows us to focus research and development resources on specific product innovations and advancements with applicability across product lines. The modular architecture allows solutions to be tailored to customers' specific needs and products to be adapted to changes in technology and in customers' computing environments.

        We are currently focusing development efforts on our next-generation family of disk storage systems, SANnet II, and on our storage management software. Projects include the launch of additional members of the SANnet II family of systems, improvements to our SANpath and SANscape storage management software offerings and next generation high-speed solutions that will take advantage of the latest transports and technologies. We have contracted with a software engineering team in China that assists in writing code.

        Engineering and product development expenses (which do not include compensation for applications and technical support engineers, which is recorded as sales and marketing expenses) for fiscal years 2002, 2001 and 2000 were $10.0 million, $6.7 million and $8.8 million, respectively. As of December 31, 2002, we had 37 full-time employees engaged in engineering research and development activities, and we expect to add roughly 20 new members to that team during 2003. In addition, we utilize approximately 10-15 consultants at any given time to augment certain development functions.

Customer Service and Support

        We recognize that providing comprehensive, proactive and responsive support is essential to establishing new customer accounts and securing repeat business. We provide premier customer service and support, either directly or through third party service providers, aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration.

        As a standard service, we maintain a global network of professional engineers and technicians who provide continuous telephone technical support from strategically-located Global Response Centers. All our customers receive seven-day, 24-hour telephone technical support, and we offer support in a variety of different languages. The vast majority of support and service issues are successfully handled over the telephone. For the year ended December 31, 2002, that number was more than 99%. Additionally, our customers all may use SANsolve—our interactive support knowledge base that gives our customers the ability to find answers to technical questions as well as initiate and track all support issues. We also offer additional intensive on-site maintenance and support programs for a quarterly or annual fee, under which we will dispatch either our own technical personnel or those of a global third party service provider to visit customer sites, typically within a few hours. We offer four additional levels of customer service: Basic Bronze Support, Standard Silver Support, Enhanced Gold Support, and Mission Critical Platinum Support.

        As of December 31, 2002, our customer service and support team consisted of 24 employees, which includes applications engineers. We encourage certain of our channel partners to receive training and to provide support and service to their end-users directly, with Dot Hill providing the higher levels of support for a fee. Sun, one of our key channel partners, provides all but the fifth and final level of support and service to its end-users. For other channel partners and direct customers, Dot Hill provides support and service.

        With respect to returns of product to factory, we accept and repair the returns for those products that we manufacture ourselves. Our third party manufacturer accepts and repairs the products that it has manufactured.

Manufacturing

        Historically, we manufactured all of our products in our ISO 9002-certified manufacturing facility. This facility consists of 43,000 square feet of our 70,000 square-foot headquarters in Carlsbad, California. During 2002, we underwent an important shift in our manufacturing strategy, and outsourced the manufacturing of our new products, including our SANnet II family of products, to a leading, global contract manufacturer, Solectron. While we will continue to manufacture our SANnet and legacy products in our facility, we presently plan to outsource the manufacturing of all SANnet II and other new products. As our customers move toward our newer products, the percentage of products manufactured by us will decrease. We believe that our current facilities and capital equipment, in conjunction with those of third party manufacturers, are adequate to meet our manufacturing needs in the foreseeable future.

Our On-Site Manufacturing Process

        The products that we produce on our own are manufactured in a progressive build operation using a configure-to-order manufacturing strategy. Our manufacturing process consists of assembling and testing various subassemblies and the systems integration and test of our storage solution products. We outsource the manufacture of some of those subassemblies. Before we ship an order, the product is subjected to accelerated stress testing. These test methods include thermal testing, margin testing and firmware revision controls to ensure performance to specification in the anticipated end-user computing environment. Test results are continuously measured and monitored to support the continuous improvement efforts. Key components are tracked by individual product serial numbers and logged in our database for tracking purposes. We strive to develop close relationships with our suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, reduce costs and reduce inventory investments.

        In July 1998, we earned the ISO 9002 registration from the International Standards Organization for our manufacturing facility in Carlsbad, California. The ISO 9002 certification covers the manufacture, distribution and support of our products. Attaining the ISO 9002 certification entailed examination of our manufacturing standards and processes. We undergo periodic assessments by independent auditors in order to retain the ISO 9002 certification.

        We outsource some of our subassembly and manufacturing, such as plastic molding, sheet metal bending, printed circuit board, or PCB, fabrication and certain assembly to qualified suppliers in the United States and Asia. We own the design and tools/molds associated with the manufacture of these parts. During 2002, the third parties that we relied on for these production activities included, but were not limited to, Pan Dimensional Services for printed circuit board assemblies, or PCBAs, and Paris Precision for sheet metal assemblies. Approximately 6% of our total raw material purchases for the year ended December 31, 2002 were from Pan Dimensional Services. If we were required to have other third parties provide subassembly products and services, the transition would likely take a few months to achieve the same levels of productivity with the new third party suppliers.

Supplies

        We rely on third parties to supply some key components of our products and products that we resell. Many of these components and third party products are available only from limited sources in the quantities and quality demanded by us. With respect to the products that we manufacture on-site, we are responsible for obtaining supplies. With respect to the products that are manufactured by our contract manufacturer, the contract manufacturer is responsible for purchasing and obtaining supplies.

        With respect to the products that we manufacture on-site, we purchase a substantial amount of disk drives from Seagate Technology Inc., or Seagate, and purchase a substantial amount of RAID controllers from Infortrend Corp., or Infortrend. Approximately 18%, 11% and 14% of our total raw material purchases were from Seagate, and approximately 11%, 7% and 10% were from Infortrend for the years ended December 31, 2002, 2001 and 2000, respectively. We purchase substantially all of our raw materials pursuant to purchase orders, rather than long-term purchase agreements (except for our controllers from Infortrend). We maintain minimum inventory levels.

        With respect to the products that are manufactured by our third party manufacturer, currently Solectron, approximately 32% of our total raw material purchases for the year ended December 31, 2002 consisted of payments to Solectron for such services. If our agreement with Solectron terminates or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers' orders for these products in a timely manner. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. This external manufacturer must meet Sun's engineering, qualification and logistics requirements. If our agreement with Solectron terminates, we may be unable to find another suitable external manufacturer.

        With respect to some components, such as disk drives and controllers, if we or our third party manufacturer had to seek alternative sources of supply and incorporate those components from alternative suppliers, the manufacture and shipment of our products could be delayed while modifications to those products and the accompanying software were made to accommodate new components. We estimate that replacing Infortrend RAID controllers with those of another supplier would involve several months of hardware and software modification.

        We resell the tape libraries and other products of StorageTechnology Corp., or StorageTek, among other companies. Approximately 6% and 12% of our total purchases were from StorageTek products for the years ended December 31, 2001 and 2000, respectively. These products were then resold to customers.

Backlog

        Our sales are generated by purchase orders from customers for shipment of our products. Historically, when a larger percentage our revenue was generated from direct sales, we typically did not operate with a significant backlog of orders. Since 2002, the percentage of our revenue generated from channel partners has increased and we now operate with a more significant backlog of orders. Typically, more than 90% of our backlog is comprised of orders received from our channel partners for shipment within one or two quarters. As of December 31, 2002 and 2001, we had $26.1 million and $1.84 million of orders in our backlog, respectively.

        Our customers have rights to cancel, extend or delay shipment of their orders, as well as the right to return products in some circumstances. Our backlog is comprised almost entirely of orders that can be cancelled and rescheduled. Therefore, our backlog may not be a reliable indicator of our future revenue levels.

Competition

        The market for open systems storage continues to grow and still remains intensely competitive. We compete primarily with traditional suppliers of computer systems including, but not limited to, Hewlett-Packard Company, Sun Microsystems, IBM Corporation and Dell Computer Corporation, which market storage systems as well as other computer products and which we believe have become more focused on storage during the past few years. We also compete against independent storage system suppliers including, but not limited to, EMC Corporation, Hitachi Data Systems, LSI Logic Corporation, Network Appliance, Inc., Ciprico Inc., nStor Technologies, MTI Technologies, Inc, Eurologic Systems, Zyratex and StorageTek. In providing tape backup, we compete with suppliers of tape-based storage systems such as ADIC, Datalink Corporation, MTI Technologies, Inc., Dallas Digital and Cranel, Inc. and numerous resellers.

        Competitive pricing pressures exist in the data storage market, which have had and may have in the future an adverse effect on our revenues and earnings. There also has been and may continue to be a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share. We believe these pricing pressures are likely to continue as competitors develop more competitive product offerings.

        Many of our current and potential competitors are significantly larger than us and have significantly greater financial, technical, marketing, purchasing and other resources. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower end-user prices than us. We also expect that competition will increase as a result of industry consolidations and the formation of new independent storage providers offering new or innovative technologies. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse affect on our business, operating results and financial condition.

Proprietary Technology and Intellectual Property

        Our success depends significantly upon our proprietary technology. We have limited patent protection for our products and have attempted to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We generally enter into confidentiality agreements with our employees and with key vendors and suppliers. As of December 31, 2002, we had been awarded a total of eight U.S. patents. We do not believe that our patents will provide us with measurable competitive advantages relative to the protections discussed above. Further, there is always a risk that third parties will challenge our patents. Our patents are expected to expire between the years 2014 and 2016.

        The intellectual property rights of our competitors may have a material adverse affect on our ability to do business. We expect that competitors in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the market grow. Although we believe that our products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future. From time to time, we receive letters from patent owners asserting possible infringement and requesting to explore a licensing relationship. We most recently received such a letter in October 2002. We evaluate all such communications to assess whether to seek a license from the patent owner but, as of the date hereof, have not determined to seek any such licenses. However, we cannot assure you that we will not subsequently determine that we require one or more such licenses or that we would prevail in any litigation if any of such patent owners lodge formal infringement claims against us. Moreover, we cannot assure you that additional third parties will not assert infringement claims against us in the future. If such inquiries result in the lodging of formal claims, we will evaluate such claims as they relate to our products and, if appropriate, may seek licenses to use the protected technology. There can be no assurance that we will be able to successfully defend against any such assertions or obtain licenses to use such technology or that licenses could be obtained on terms that would not have a material adverse effect on our business, operating results and financial condition. If we or our suppliers are unable to license protected technology, we may be prohibited from marketing products that incorporate such technology. We could also incur substantial costs to redesign our products or to defend legal actions asserted against us. Should our products be found to infringe protected technology, we could be required to pay damages to the infringed third party or be enjoined from manufacturing and selling such products.

        We have registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We have received registered trademark protection for the marks SANnet, SANpath, SANscape, SANnet Axis, Dot Hill, Dot Hill Systems and the Dot Hill logo. We claim common law protection for, and may seek to register, other trademarks.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around patents issued to us or around our intellectual property rights.

Compliance with Environmental Regulations

        To our present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our operations.

Employees

        As of December 31, 2002, we had a total of 198 employees, 196 of whom were full-time, direct employees. Of the total employees, 37 employees were engaged in research, engineering and product development; 24 in applications and technical support engineering and customer support; 68 in marketing and sales; 50 in manufacturing; and 19 in general management and administration.

        Our future operating results depend in significant part upon our ability to attract, train, retain and motivate qualified management, technical, manufacturing, sales and support personnel for our operations. We provide equity incentives, in addition to salary and benefits, to attract and retain qualified employees. Most members of our sales force are compensated in a manner that includes a commission-based component.

Executive Officers of the Registrant at December 31, 2002

Name	Age	Position	Officer since
James L. Lambert	49	Chief Executive Officer, President, Chief Operating Officer and Director	August 1984*
Preston Romm	49	Chief Financial Officer, Treasurer and Secretary	November 1999
Dana Kammersgard	47	Chief Technical Officer	August 1984*

*
Note: In 1999, Artecon, Inc. and Box Hill Systems Corp. merged to form Dot Hill Systems Corp. (the "Merger"). Artecon was founded in 1984 by James Lambert and Dana Kammersgard. Both Mr. Lambert and Mr. Kammersgard were officers of Artecon from its inception until the Merger, and have been officers of Dot Hill since the Merger.

        All officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors as provided in the Bylaws.

        James L. Lambert has served as a Director and the President, Chief Operating Officer and sole Chief Executive Officer of the Company since August 2000. From the date of the Merger to August 2000, Mr. Lambert served as President, Chief Operating Officer and Co-Chief Executive Officer. A founder of Artecon, Mr. Lambert served as President, Chief Executive Officer and Director of Artecon from its inception in 1984 until the Merger. Mr. Lambert currently serves as a Director of the Nordic Group of Companies, a group of privately held companies. He holds a B.S. and an M.S. in Civil and Environmental Engineering from University of Wisconsin, Madison.

        Preston Romm joined the Company in November 1999 as Vice President of Finance and Chief Financial Officer. Mr. Romm has also served as Secretary since April 2001. From January 1997 to November 1999, Mr. Romm was Vice President of Finance, Chief Financial Officer and Secretary of Verteq, Inc., a privately-held semiconductor equipment manufacturer. From November 1994 to January 1997, Mr. Romm was Vice President of Finance and Chief Financial Officer of STM Wireless, Inc. (NASD:STMI), a wireless data and voice equipment manufacturer. From July 1990 to November 1994, Mr. Romm was Vice President and Controller of MTI Technology Corporation (NASD:MTIC), a provider of data storage systems. Mr. Romm has over 25 years of experience as a financial executive at high technology companies. Mr. Romm holds a B.S. from the University of Maryland and an M.B.A. from American University.

        Dana Kammersgard has served as Chief Technical Officer since the Merger. Mr. Kammersgard was a founder of Artecon and served as a Director from its inception in 1984 until the Merger. At Artecon, Mr. Kammersgard served in various positions since 1984 including Secretary and Senior Vice President of Engineering from March 1998 until August 1999 and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to co-founding Artecon, Mr. Kammersgard was the Director of Software development at CALMA, a division of General Electric Company. Mr. Kammersgard holds a B.A. in Chemistry from the University of California, San Diego.

Certain Risk Factors Related to the Company's Business

        Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

We experienced a net loss of $34.3 million in 2002 and may continue to experience losses and may need to raise additional funds to continue our operations.

        For the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $34.3 million, $43.3 million and $948,000, respectively. We cannot provide assurance that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

  •
  the progress of our research, development and product testing programs;

  •
  the success of our sales and marketing efforts;

  •
  costs of filing, prosecuting, defending and enforcing intellectual property rights;

  •
  the extent and terms of any development, manufacturing, marketing or other arrangements; and

  •
  changes in economic, regulatory or competitive conditions.

        Our available cash balance as of December 31, 2002 was $10.1 million, which should be sufficient to finance our operations through December 31, 2003. In the fourth quarter of 2002, we borrowed $4.5 million from Sun, raised another $6 million of equity by issuing preferred stock and paid off, in its entirety, our line of credit with Wells Fargo Bank, National Association. We ended the fourth quarter with a $12.1 million cash balance, of which $2.0 million was restricted for a letter of credit. Subsequent to December 31, 2002, we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of common stock. In connection with the private placement, we granted a warrant to the placement agent, to purchase 183,000 shares of our common stock for $4.50 per share. In March 2003, we repaid the loan from Sun.

        We cannot provide any assurance that we will not be required in the future to restrict additional amounts of our cash in connection with our supplier relationships or otherwise. As of December 31, 2002, our accumulated deficit was $103.4 million. Under our line of credit with Well Fargo, we can borrow up to $15 million. Any amounts borrowed must be secured by cash or cash equivalents. As of December 31, 2002, there was no outstanding balance on the line of credit. Other than credit related to trade payables incurred in the normal course of business and our line of credit with Wells Fargo, we do not have any other credit arrangements in place as of the date of this report.

        We may need to raise additional funds to continue our operations, either through borrowings or the sale of our debt or equity securities. Unanticipated events, such as Sun's failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise funds sooner than we expect. We may not be able to raise additional funds in the future on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. We may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our shift in business strategy to focus on channel partners will further increase our dependence on sales to a relatively small number of customers.

        Historically, a material percentage of our net revenue in each year has been derived from a limited number of customers. For the years ended December 31, 2002, 2001 and 2000, our top five customers accounted for approximately 47%, 36% and 37% of our net revenue, respectively. Sales to Sun accounted for 25% of our net revenue for the year ended December 31, 2002. Sales to Comverse

Network Systems, an OEM customer, accounted for 10% and 15% of our net revenue for the years ended December 31, 2002 and 2001, respectively. Changes in timing or volume of purchases by such major customers could harm our results. In addition, a significant portion of our net revenue to date has been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of our net revenue is associated with versions of UNIX manufactured by Sun.

        As we shift our business strategy to place greater emphasis on sales to channel partners, we expect to experience further concentration in our customer base. We expect many of our existing customers that buy directly from us, including customers that currently account for significant portions of our net revenue, to stop purchasing directly from us and begin purchasing our products through our channel partners. In particular, we expect to receive a substantial portion of our projected net revenue for the year ended December 31, 2003 from sales of our products to Sun. As a result, if our relationship with Sun or other significant channel partners does not expand or is otherwise disrupted, we could lose substantially all of our anticipated net revenue. There is no guarantee that these relationships will expand or not otherwise be disrupted. Factors that could influence our relationship with significant channel partners, including Sun, include:

  •
  Our ability to maintain our products at a price level that is competitive with other OEM suppliers;

  •
  Our ability to maintain quality standards for our products sufficient to meet the expectations of our channel partners; and

  •
  Our ability to timely produce, ship and deliver a sufficient quantity of our products to meet the needs of our channel partners.

        None of our contracts with our existing channel partners, including Sun, contain any minimum purchasing commitments. Further, we do not expect that any contracts with channel partners with which we may enter into partnerships in the future will include any minimum purchasing commitments. In addition, these contracts do not require our channel partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. As a result, our channel partners are free to sell the products of our competitors.

Our net revenue from existing or potential direct sales customers may decline significantly if such customers purchase our storage products from our channel partners.

        Our channel partners are able to compete directly with us in the storage product market, and are able to offer our products under their labels as a stand-alone product or packaged as part of a larger, more complete system. Furthermore, our channel partners are generally larger and more widely recognized than we are, have greater resources than we do, and are able to offer a wider variety of storage products and systems, including our storage systems, as well as complete computer systems. We may be unable to compete with our channel partners for direct sales. Our net revenue from existing direct sales customers may decline if such customers choose to purchase from our channel partners and we may lose potential direct sales customers to our channel partners in the future. We expect that some of our largest customers will start buying from our channel partners and no longer buy directly from us. Even if our volume of units sold does not decline as a result, our net revenue may be reduced since our price per unit is normally less for units sold through indirect sales channels. Further, we expect our gross margins for sales through our channel partners to be lower than our gross margins for direct sales.

A portion of our existing inventory may become obsolete.

        As of December 31, 2002, we had approximately $7.0 million in inventory. As a result of our transition to outsource manufacturing, our shift in our business strategy to primarily indirect channel sales and the continued slow economy, we expect that a material portion of our current SANnet inventory may become obsolete. During the three months ended December 31, 2002, we took non-cash charges to increase our inventory reserves by approximately $3.5 million as a result of excess inventory. We may be required to take additional charges in the future for excess inventory if our transition from direct to indirect sales occurs more rapidly or completely than we presently anticipate or if our product sales do not meet our projected sales levels.

Our results have varied in the past and we may have difficulty predicting results due to both internal and external factors affecting our business and operations.

        Our quarterly operating results have varied in the past as shown in the following table:

Quarter	Net Revenue	Net Loss
	($ millions)	($ millions)
First Quarter 2001	18.6	28.7
Second Quarter 2001	14.9	5.7
Third Quarter 2001	12.3	3.3
Fourth Quarter 2001	10.5	5.7
First Quarter 2002	10.9	6.2
Second Quarter 2002	11.2	8.9
Third Quarter 2002	8.6	7.3
Fourth Quarter 2002	16.3	11.9

        Our operating results may vary significantly in the future depending on a number of factors, including:

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

Our current backlog may not be indicative of future sales.

        Sales for any future period are not predictable with any degree of certainty. Although we have historically operated with limited order backlog, we expect that we will experience increased backlog as we shift our business strategy to focus on indirect sales. As of December 31, 2002 we had an order backlog of $26.1 million principally attributable to commitments to purchase by Sun. However, the backlog does not represent actual sales and our customers, including Sun, generally have the right to cancel, extend or reschedule orders at any time. Our backlog is comprised almost entirely of orders that can be cancelled and rescheduled. Therefore, our backlog may not be a reliable indicator of future sales.

        We generally do not enter into long-term purchase contracts with customers, and customers usually have the right to extend or delay shipment of their orders, as well as the right to return products and cancel orders in some circumstances. We cannot provide assurance that actual returns will not exceed our recorded allowances. In addition, our channel partners generally do not have any minimum purchasing obligations from us. As a result, sales in any period are generally dependent on orders booked and shipped in that period.

        Our sales cycles vary substantially and future net revenue may be lower than our historical revenues or forecasts. Sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycles vary substantially from customer to customer. Customer orders for us can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and sale of a product may last from three to twenty-four months. This is particularly true during times of economic slowdown, for sales to channel partners, and for the sale and installation of complex, turnkey solutions. Our net revenue is difficult for us to predict since it is directly affected by the timing of large orders. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net sales for a quarter during the last month of that quarter. Further, with our increased use of third party manufacturers, our ability to control the timing of shipments will decrease. Any significant deferral of these sales could harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized.

        Factors that may delay or defer an order, particularly orders for new products include:

  •
  the amount of time needed for technical evaluations by customers;

  •
  customers' budget constraints and changes to customers' budgets during the course of the sales cycle;

  •
  a slowdown in the overall economy or in the particular industries into which we sell;

  •
  customers' internal review and testing procedures; and

  •
  our engineering work to integrate a storage solution with a customers' system.

        Our business strategy is to focus primarily on channel partners, with whom sales cycles are generally lengthier, more costly and less certain than sales to end-users. Also, beginning in 2001, we began shifting our focus, away from certain older products, toward our SANnet II product line. This shift in focus may affect the sales cycles and predictability of orders. To the extent that we complete significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. Our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. There is no assurance that we will experience sales growth in future periods.

        Our industry has experienced an economic downturn that has significantly harmed our net revenue and operating results and may continue to do so in the future. Historically, our net revenue has been derived primarily from direct sales to customers in the xSPs, telecommunications, e-commerce and government sectors. For the years ended December 31, 2002, 2001 and 2000, sales to e-commerce, telecommunications, and xSPs customers were 22%, 37% and 39%, respectively, and sales to the government sector were 18%, 16% and 13%, respectively, of our net revenue. Although our strategic focus on indirect sales has already shifted our customer base away from our traditional direct sales markets, such as xSPs, telecommunications and e-commerce sectors, an economic downturn in any industry targeted by us could significantly adversely impact our sales.

Under our OEM Agreement, Sun is not required to make minimum purchases or purchase exclusively from us, and we cannot provide assurance that our relationships with our channel partners, and Sun in particular, will not be terminated or will generate significant sales.

        Our agreements with our channel partners, particularly Sun, are an important element of our strategy to focus on indirect sales channels. Prior to 1999, we derived a majority of our net revenue from our direct sales to customers. In the future we expect to derive a substantial majority of our net revenue from our channel partners. In particular, we expect to receive the majority of our projected net revenue for the year ended December 31, 2003 from sales of our products to Sun. We cannot provide assurance that we will achieve expected sales levels from Sun. There are no minimum purchase commitments or guarantees in our agreement with Sun, and the agreement does not obligate Sun to purchase its storage solutions exclusively from us. Further, none of our other agreements with channel partners provide for minimum purchase commitments, and we cannot expect that future channel partner agreements will provide for minimum purchase commitments. If we do not achieve the sales levels we expect to receive from Sun and other channel partners in the foreseeable future, our business and result of operations will be significantly harmed.

The loss of one or more suppliers could adversely affect our ability to manufacture and sell products.

        We rely on third parties to supply key components of the products that we sell. Many of these components are available only from limited sources in the quantities and quality we require. We purchase the majority of our disk drives from Seagate, and purchase the majority of our RAID controllers from Infortrend. Approximately 18%, 11% and 14% of our total raw material purchases were from Seagate, and approximately 11%, 7% and 10% were from Infortrend for the years ended December 31, 2002, 2001 and 2000, respectively. We purchase a significant portion of our raw materials pursuant to purchase orders, rather than long-term purchase agreements (except for controllers from Infortrend). As a result, although we have not had any material difficulties with our suppliers to date, we cannot be assured of our ability to purchase from these suppliers as needed in the future. We attempt to maintain minimum inventory levels. However, we have ordered and likely will continue to order certain materials in advance of anticipated customer demand, which has resulted in past, and could result in future, excess inventory levels and unanticipated inventory write-downs due to a failure of the orders to materialize.

        From time to time there is a significant market demand for disk drives, tape drives, RAID controllers, and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components could delay our ability to deliver our products in a timely manner. For example, we estimate that replacing Infortrend's RAID controllers with those of another supplier would involve several months of hardware and software modification, which could significantly harm our ability to meet our customers' orders for our products and therefore damage our customer relationships and result in a loss of sales.

        In May 2002, we entered into an agreement with Solectron under which we will rely on Solectron to manufacture our new products including our SANnet II family of systems. Approximately 32% of our total raw material purchases for the year ended December 31, 2002 consisted of payments to

Solectron for such services. If our agreement with Solectron terminates or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers' orders for these products in a timely manner. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet Sun's engineering, qualification and logistics requirements. If our agreement with Solectron terminates, we may be unable to find another suitable external manufacturer.

        In addition, we subcontract some of our other manufacturing, such as plastic molding, sheet metal bending, PCB fabrication and certain assemblies, to qualified suppliers in the United States and Asia. We own the design and tools/molds associated with the manufacture of these parts. The third parties that we rely on for these production activities include, but are not limited to, Pan Dimensional for PCBA assemblies and Paris Precision for sheet metal assemblies. If we were required to have other third parties provide subassembly products and services work, it could take several months to achieve the same levels of productivity and quality with new third party suppliers. These delays could significantly harm our ability to meet our customers' orders for our products and therefore could damage our customer relationships and result in a loss of sales.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties.

        We rely primarily on copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for the SANnet, SANpath, SANscape, SANnet Axis, Dot Hill and the Dot Hill logo. We also have eight U.S. patents and no patents pending as of December 31, 2002. We do not expect that our patents will provide us with any meaningful competitive advantage relative to the other protections we rely on. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

        In addition, third parties may assert that our products and technologies infringe their intellectual property, which could result in infringement lawsuits being filed against us. We expect that providers of storage will increasingly be subject to infringement claims as the number of products and competitors grows. From time to time, we receive letters from third parties suggesting that we may require a license from such third parties to manufacture or commercialize our products. We most recently received such a letter in October 2002. We evaluate all such communications to assess whether to seek a license from the patent owner but, as of the date hereof, have not determined to seek any such licenses. However, we cannot assure you that we will not subsequently determine that we require one or more such licenses or that we would prevail in any litigation if any of such patent owners lodged formal infringement claims against us. Moreover, we cannot assure you that additional third parties will not assert infringement claims against us in the future.

        If we were to become party to any litigation to protect our intellectual property from infringement by a third party, or as a result of a claim that our products and technologies infringe the intellectual property of a third party, we would likely incur substantial legal fees and expenses and our management's attention would be distracted from the operations of our business. Further, any settlement or adverse judgment involving a determination that our products or technology infringe the intellectual property of a third party could require us to pay substantial damages or royalties to a third party which could impede our ability to price our products competitively and could adversely affect our gross margins. In such event we could also be required to obtain a license from the third party to continue to sell our products or use our technologies. We may not be able to obtain a license from a third party on commercially reasonable terms, or at all. If we or our suppliers were unable to license protected technology, we could be prohibited from marketing products that incorporate the protected technology. We could also incur substantial costs to redesign our products in a manner to avoid infringement of third party intellectual property rights.

We compete in an intensely competitive market for storage systems.

        The storage system market is intensely competitive. We compete with traditional suppliers of computer systems including, but not limited to, Hewlett Packard Company, Sun, IBM Corporation and Dell Computer Corporation, which market storage systems as well as other computer products and which have become more focused on storage during the past few years. We also compete against independent storage system suppliers in both the high-end and mid-range open systems market including, but not limited to, EMC Corporation, Hitachi Data Systems, Network Appliance, nStor, Ciprico, Procom, MTI Technology, Eurologic Systems, LSI Logic Storage Systems, Xyratex and Storage Technologies, Inc.

        Many of these competitors are significantly larger than us and have significantly greater name recognition and engineering, manufacturing and marketing capabilities, as well as greater financial and personnel resources. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products or to deliver competitive products at a lower price than us.

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

        We believe that the principal competitive factors affecting our markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our products and to compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected. In addition, if major channel partners who are also competitors cease purchasing our products in order to concentrate on sales of their own products, our business will be harmed.

        We sell our products to channel partners, who may carry competing product lines, and may reduce or discontinue sales of our products, which could harm our business. In addition, we cannot ensure that existing end-user customers will not purchase storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from us.

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

        During the years ended December 31, 2002 and 2001, we reduced costs through workforce reductions and a consolidation of excess facilities. We believe strict cost containment is essential to achieving positive cash flow from operations and profitability in future periods. We may attempt to take further measures to reduce expenses if we continue to experience operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue. As a result, if net revenue does not meet our projections, operating results may be disproportionately affected. We may experience shortfalls in net revenue for various reasons, including:

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

        Our products may contain undetected errors or failures when first introduced or as new versions are released. During 2003, we plan to introduce a number of new products, particularly in our next-generation family of systems, SANnet II. We cannot ensure that, despite testing, errors will not be found in products after shipments, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim, if successful, could distract management's attention from operating our business and result in damage claims against us that may not be covered by our insurance.

Our success depends on our ability to attract and retain key personnel.

        Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include: James Lambert, our President and Chief Executive Officer; Dana Kammersgard, our Chief Technical Officer; and Preston Romm, our Chief Financial Officer. If any one of these individuals were to terminate his or her employment with us, we would be required to locate and hire suitable replacements. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts. Since many of our customer relationships are based on personal relationships between the customer and our sales representatives, if these representatives were to terminate their employment with us, we may be forced to expend substantial resources to attempt to maintain the customers that the sales representatives serviced. Ultimately, we may be unsuccessful in retaining these customers, which would harm our sales.

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

        Our international sales represented approximately 25% of net revenue for the year ended December 31, 2002 and we currently have sales offices in Japan, Singapore, the United Kingdom, Germany and the Netherlands. Our international operations are subject to a variety of risks associated with conducting business internationally, including the following, any of which could harm our business:

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

        As of March 26, 2003, our executive officers, directors and their affiliates beneficially owned approximately 17.3% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

        Our Certificate of Incorporation and Bylaws contain a number of provisions that could impede a takeover or change in control of us, including but not limited to a classified board of directors, the elimination of our stockholders' ability to take action by written consent and limitations on the ability of our stockholders to remove a director from office without cause. Our board may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by our Board without stockholder approval. Each of these provisions gives our Board, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests.

Our stock price is volatile, which may increase the likelihood that we will become involved in expensive, time-consuming litigation.

        The market price of our common stock has been, and is expected to continue to be, volatile. Following periods of market volatility in the past, many companies have been sued by stockholders alleging violations of U.S. securities laws, including us. Any future securities litigation against us would be costly and time-consuming and could result in significant liability if resolved against us. Further, any such allegation would distract our management from operating our business and may increase our insurance rates.

Item 2. Properties

        Our headquarters are located in approximately 70,000 square feet of space in Carlsbad, California, approximately 43,000 square feet of which consists of our ISO 9002 certified manufacturing space. This facility is leased through December 2003. In addition, we currently lease seven offices throughout the United States (five of which are vacant or subleased) and six international offices in Japan, Germany, the United Kingdom, the Netherlands and Singapore. The aggregate rent for the year ended December 31, 2002 for all facilities was approximately $1.0 million. Beginning in 2002, we decided to outsource the manufacture of our new products, including our SANnet II line of systems. We believe that with our existing facilities, and in light of the volume capabilities of our contract manufacturer, we have the capacity to meet any potential increases to our forecasted production requirements and therefore believe our facilities are adequate to meet our needs in the foreseeable future.

Item 3. Legal Proceedings

        We are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 4. Submission of Matters to Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has been listed on the American Stock Exchange ("AMEX") since December 12, 2002. Prior to that, our stock had been listed on the New York Stock Exchange ("NYSE") since September 16, 1997.

        The following table sets forth, for the fiscal quarters indicated, the range of high and low sale prices per share of our common stock as reported by either the AMEX or the NYSE, as applicable.

Quarterly period	High	Low
Fiscal year ended December 31, 2002:
1st Quarter	$3.15	$1.55
2nd Quarter	4.69	2.10
3rd Quarter	3.95	2.50
4th Quarter	3.50	1.60
Fiscal year ended December 31, 2001:
1st Quarter	$8.00	$1.92
2nd Quarter	2.75	1.59
3rd Quarter	2.53	1.28
4th Quarter	2.20	1.06

        As of March 26, 2003, there were 5,089 holders of record of our common stock. The last sales price for our common stock as reported by AMEX on March 26, 2003 was $6.01 per share.

        We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        The information required to be disclosed by item 201(d) of Regulation S-K "Securities Authorized for Issuance Under Equity Compensation Plans" is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

        Our accompanying financial statements have been retroactively restated to reflect the Merger of Box Hill and Artecon, which was accounted for as a pooling of interests. The following selected financial information with respect to these consolidated financial statements has been derived from our audited financial statements. The data set forth below should be read in conjunction with our financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. As a result of changing Artecon's fiscal year-end from March 31 to conform with our December 31 year-end, Artecon's results of operations for the three months ended March 31, 1999 are included in the combined results of operations for both the years ended December 31, 1999 and 1998 and are reflected as an adjustment in the consolidated statements of shareholders' equity for the year ended December 31, 1999. Artecon's total revenue and net loss for this period were $18.3 million and $1.7 million, respectively. Artecon's cash flows used in operating, investing, and financing activities for this period were $2.6 million, $39,000 and $1.8 million, respectively.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2002	2001	2000	1999	1998
STATEMENT OF OPERATIONS DATA:
Net revenue	$46,936	$56,277	$121,197	$124,216	$168,355

Gross margin	$1,492	$11,459	$43,467	$37,604	$58,591
Operating expenses:
Sales and marketing	22,513	23,717	31,747	24,204	34,839
Engineering and product development	10,043	6,673	8,798	7,401	9,946
General and administrative	5,150	4,533	6,891	10,837	9,981
Stockholder officers' compensation	—	—	—	—	1,275
Impairment of intangible assets	—	—	—	1,224	867
Merger and restructuring expenses	1,550	4,905	—	7,392	1,404

Operating (loss) income	$(37,764)	$(28,369)	$(3,969)	$(13,454)	$279

Net (loss) income	$(34,303)	$(43,391)	$(948)	$(9,047)	$584

Net (loss) income attributable to common stockholders	$(34,759)	$(43,391)	$(948)	$(9,047)	$584

Net (loss) income per share(1):
Basic	$(1.39)	$(1.76)	$(0.04)	$(0.39)	$0.03

Diluted	$(1.39)	$(1.76)	$(0.04)	$(0.39)	$0.02

	December 31,
	2002	2001	2000	1999	1998
BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash and short-term investments	$12,082	$16,457	$33,653	$47,951	$59,807
Working capital	2,755	25,832	4,454	58,946	78,867
Total assets	32,228	46,191	102,879	103,658	127,030
Total long-term debt	275	330	186	272	11,908
Total stockholders' equity	5,785	30,611	73,770	72,823	79,964

(1)
See Note 1 of the notes to our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 for an explanation of shares used in computing basic and diluted net (loss) income per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements in this annual report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; expected product development; service and support; research and development expenditures; development and revenue; adequacy of capital resources and investments; effects of business cycles in the storage business; competitive positioning; and continuing relationships with third-party manufacturers for product manufacturing and channel partners, and may contain words such as "believes," "anticipates," "expects," and words of similar import. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in this item 7 and under the caption "Business" and "Risk Factors" elsewhere in this Annual Report on Form 10-K.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

        We are an independent provider of highly reliable, high-performance disk-based data storage and networking solutions for the open systems computing environment, including Windows Linux, and all variations of Unix. Our solutions encompass a broad range of scalable products from stand-alone storage systems to complete, turnkey storage area networks (SANs). Our systems run on different protocols including Small Computer Systems Interface (SCSI) and Fibre Channel.

        Beginning in 2001, we shifted our sales and marketing efforts away from direct sales and toward indirect sales through channel partners, including OEMs, VARs and system integrators. Our sales force is now focused on sales to channel partners regardless of the end-user market that those channel partners serve.

        Our channel partners either integrate our systems into their products, private-label our products, or simply sell our products off the shelf. In May 2002, we signed an OEM agreement with a key channel partner, Sun Microsystems. Based on our anticipated need to manufacture product in large volume for Sun and other channel partners, we further refined our business strategy to include a third-party manufacturer, Solectron, to supply the bulk, of our new product production capacity going forward, particularly for our next-generation, SANnet II family of disk systems.

        During October 2002, we began shipping to Sun the first product in our SANnet II family of systems, SANnet II SCSI, for resale to Sun's customers. Sales from this product accounted for approximately 60% of our net revenue in the fourth quarter of 2002. We began shipping a second product to Sun for resale to its customers in March 2003. We expect Sun to make generally available to its customers two additional products awarded under the OEM agreement during the second and third quarters of 2003, respectively.

        Solectron manufactured a large portion of the pre-production units of SANnet II SCSI systems, and all of the SANnet II SCSI systems since the products' release. We believe that the decision to outsource manufacturing will allow us to reduce expenses related to our internal manufacturing operations between the first and third quarters of 2003, while enhancing our research and development activities and providing continued engineering support to our channel partners.

        Our on-site manufacturing operations, which are conducted from our headquarters in Carlsbad, California, consist primarily of the assembly and integration of components and subassemblies into our products, with certain of those subassemblies manufactured by independent contractors. We generally extend to our customers the warranties provided to us by our suppliers. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized and these costs have been insignificant. On a quarterly and annual basis our gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements, and the cost and availability of components.

        Pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as disks and RAID controllers. These decreases in component price are customarily passed-on to customers by storage companies through the continuing decrease in price of storage hardware systems. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales. A leading computer industry analyst group recently reported that disk hardware system prices declined at an annual rate of 40% from August 2001 to October 2002. This rate of decline is expected to continue through 2003 by both the analyst group and ourselves, due to various factors including: changes in vendors' relationships, pricing strategies, a narrowing of functional differences among competitors, new technology and difficult economic conditions.

        We market and distribute our products and services through channel partners and through our direct sales force currently employed in 3 domestic offices and 6 overseas sales offices located in Japan, the United Kingdom, the Netherlands, Germany and Singapore.

        We recognize revenue for non-software product sales when the risks and rewards of ownership have been transferred to the customer based on the respective shipping terms. Reductions to revenue for estimated sales returns are recorded at the time of shipment. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally twelve months. Revenue from installation, training and consulting is recognized as the services are performed.

        For software sales we apply Statement of Position No. 97-2, Software Revenue Recognition, whereby revenue is recognized from software licenses at the time the product is delivered, provided we have no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance costs, is deferred and recognized ratably over the contract term, generally twelve months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software licensing fee and maintenance agreement.

        Operating expenses consist primarily of rent, payroll, commissions, other selling and administrative expenses, and engineering and product development costs, and are recognized in the period incurred.

        The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Net revenue	100.0%	100.0%	100.0%
Gross margin	3.2	20.4	35.9
Operating expenses:
Sales and marketing	48.0	42.1	26.2
Engineering and product development	21.4	11.9	7.3
General and administrative	11.0	8.1	5.7
Restructuring expenses	3.3	8.7	—
Operating loss	(80.5)	(50.4)	(3.3)
Net loss	(73.1)%	(77.1)%	(0.8)%

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenue

        Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue decreased 17% to $46.9 million for the year ended December 31, 2002 from $56.3 million for the year ended December 31, 2001. The decrease in net revenue was attributable to unfavorable market conditions resulting in a 49% decrease in sales from the telecommunications sector and a 39% decrease in sales from the commercial sector, partially offset by $11.6 million in sales to our channel partner, Sun. Sales of our SANnet and SANnet II products accounted for approximately 75% of net revenue, tape backup for approximately 4% of net revenue, services for approximately 7% of net revenue and legacy products and other for approximately 14% of net revenue. Sales to our OEM and system integrator partners accounted for approximately 56% of net revenue, sales to direct customers accounted for approximately 22% of net revenue, and sales to resellers accounted for approximately 13% of net revenue, with service and other accounting for approximately 9% of net revenue. Sales to Sun accounted for approximately 25% of net revenue, xSPs, telecommunications, and e-commerce customers accounted for approximately 22% of net revenue, sales to government accounted for approximately 18% of net revenue, and sales to other customers accounted for approximately 35% of net revenue. For the year ended December 31, 2001, sales of our SANnet and SANnet II products accounted for approximately 49% of net revenue, tape backup for approximately 8% of net revenue, services for approximately 10% of net revenue and legacy products and other for approximately 33% of net revenue. For the year ended December 31, 2001, sales to OEM and system integrator partners accounted for approximately 44% of net revenue, sales to direct customers accounted for approximately 26% of net revenue, sales to resellers accounted for approximately 14% of revenue, with service and other accounting for approximately 16% of net revenue. For the year ended December 31, 2001, sales to xSPs, telecommunications, and e-commerce customers accounted for approximately 37% of net revenue, sales to government accounted for approximately 16% of net revenue, and sales to other customers accounted for approximately 47% of net revenue.

        We anticipate going forward that the declining health of the telecommunications industry, which affected our operations during 2002 and 2001, will have substantially less of an effect on our operations and liquidity position due to our shift in focus away from direct sales toward indirect sales through channel partners. Our focus on channel partners, regardless of the customer market served by the partners, has reduced our dependence on purchases by the telecommunication sector. For the fiscal year ended December 31, 2002, sales to the telecommunications sector accounted for 22.4% of our net revenue. In the fourth quarter of 2002, sales to the telecommunications sector were just 10.1% of net revenue. We expect this trend to continue, and the percentage of our net revenue accounted for by sales to the telecommunications industry to further diminish throughout 2003 as compared to 2002.

Gross Margin

        Gross margin for 2002 was $1.5 million, or 3.2% of net revenue, compared to a gross margin of $11.5 million, or 20.4% of net revenue, for 2001. The decrease in gross margin as a percentage of net revenue was attributable to a $8.3 million charge over the course of 2002 for excess and obsolete inventory, $5.0 million of which was related to the impact that our new product (SANnet II) launch will have on existing inventories of our SANnet product, and approximately $2.0 million in ramp-up costs and inefficiencies incurred during the fourth quarter of 2002 related to our new SANnet II SCSI product, which was launched in October 2002.

        We expect ramp-up costs for our SANnet II SCSI product to be lower for the first quarter 2003, and primarily phased-out by the end of the second quarter 2003. The conclusion of ramp-up costs for our SANnet II SCSI product will have a positive effect on gross margin, but will be offset by the commencement of ramp-up costs for our SANnet II FC product, which are expected to be incurred during the first and second quarters of 2003. We also expect to incur ramp-up costs for our SANnet II Blade and SANnet II NAS products, but anticipate those costs to be substantially lower than the costs for the SANnet II SCSI and SANnet II FC products. By the fourth quarter of 2003, we anticipate that continuing cost reduction efforts in areas such as hard tooling and sub-assembly processes, as well as the conclusion of ramp-up costs on new SANnet II products, will enable us to attain overall gross margins in the mid-20% range.

Sales and Marketing Expenses

        Sales and marketing expenses typically consist of salaries and commissions, advertising and promotional costs and travel expenses. In 2002, sales and marketing expenses were $22.5 million, or 48% of net revenue, compared to $23.7 million, or 42.1% of net revenue for 2001. In May 2002, we entered into a product purchase agreement with Sun, whereby we provide certain products for private label sales by Sun. As part of the agreement, Sun was granted a warrant valued at $3.7 million. The warrant was issued to induce Sun to purchase our products in the future, and is exercisable at any time without restriction (other than the passage of time). The warrant was not issued in consideration for any past transactions. As we received no consideration for the issuance of the warrant and the customer has no requirement to purchase any products from us, the entire value of the warrant was charged to sales and marketing expense during the second quarter of 2002 and represents 7.8% of net revenue. Excluding this charge, sales and marketing expenses decreased 20.5% to $18.9 million for 2002 from $23.7 million for 2001. The decrease in sales and marketing expenses, excluding the charge for the warrant, is attributable to fixed cost reduction measures, such as geographical restructuring of the sales force and our efforts to focus our marketing resources on a smaller population of potential channel partners, rather than the broad and diverse direct sales markets. Excluding the charge for the warrant, as a percentage of net revenue, sales and marketing expenses were 40.2% for 2002 compared to 42.1% for 2001.

        During 2002, we engaged in an effort to leverage our existing sales force and marketing resources in connection with our change in business strategy by reducing expenses, even as revenues increased in the last quarter of 2002. We expect to maintain approximately our current level of sales and marketing expenses during 2003.

Engineering and Product Development Expenses

        Engineering and product development expenses consist of project-related expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses increased 50.5% to $10.0 million for 2002 from $6.7 million for 2001. The increase in engineering and product development expenses is attributable to costs related to the development of our next-generation SANnet II product line, the first member of which was released in October 2002. As a percentage of net revenue, engineering and product development expenses increased to 21.4% for 2002 compared to 11.9% for 2001 due to increased spending, as mentioned above, as well as lower sales revenue during 2002 compared to 2001.

General and Administrative Expenses

        General and administrative expenses consist of compensation to officers and employees performing administrative functions and expenditures for administrative facilities. General and administrative expenses increased 13.6% to $5.2 million for 2002 from $4.5 million for 2001. As a percentage of net revenue, general and administrative expenses increased to 11.0% for 2002 compared to 8.1% for 2001. The increase resulted primarily from increased premiums for directors and officers insurance of approximately $0.2 million, and legal expenses associated with the Sun, Solectron and Infortrend business arrangements of approximately $0.4 million, as well as lower sales revenue during 2002 compared to 2001.

Restructuring Expenses

        During the fourth quarter of 2002, we recorded additional restructuring expenses of approximately $1.6 million to adjust the previous lease termination and facility closure accrual reflecting additional deterioration of real estate markets in Carlsbad and New York City, as well as the effects of lease buyouts negotiated on several other facilities and a sublease arrangement reached on another facility.

        The following is a summary of restructuring activity recorded during the years ended December 31, 2002 and 2001 (in thousands):

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002
Employee termination costs	$1,530	$(1,528)	$2	—	$(2)	—
Impairment of property and equipment	1,357	(1,357)	—	—	—	—
Facility closures and related costs	1,998	(759)	1,239	1,550	(1,203)	1,586
Professional fees and other	20	(20)	—	—	—	—

Total	$4,905	$(3,664)	$1,241	$1,550	$(1,205)	$1,586

        We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2002.

Other Income

        Total other income is comprised of interest income earned on our cash, cash equivalents and short-term investments, and other miscellaneous income and expense items. We had net other income of $0.3 million in each of 2002 and 2001. Although there was no change to total other income, interest income decreased by approximately $0.6 million from 2001 to 2002 as a result of converting higher-yielding investment securities into a lower-yield money market account and offsetting the decrease in interest income was a decrease in other expense resulting from an approximately $0.7 million accrual made during 2001 for a pending litigation settlement.

Income Taxes

        During the second quarter of 2002, we recorded an income tax benefit of $3.3 million related to tax refunds made available by recent tax law changes. We received $1.0 million of this benefit during 2002 and $2.3 million in 2001.

        Our 2002 effective income tax rate of 8.3% reflects federal income tax refunds made available by recent tax law changes partially offset by state, local and foreign taxes. Our effective income tax rate for 2001 was (54.6%), primarily as a result of a $16.0 million charge to the income tax provision in connection with an increase in the valuation allowance provided for deferred income tax assets.

        As of December 31, 2002, we have federal and state net operating loss carryforwards of approximately $65.9 million and $63.1 million, respectively, which will begin to expire in the tax years ending 2009 and 2004, respectively. In addition, we have federal tax credit carryforwards of approximately $1.9 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards of $1.7 million, of which $1.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $.1 million will begin to expire in the tax year ending 2006.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenue

        Net revenue reflects the invoiced amounts for products shipped, less reserves for estimated returns and revenue from service contracts. Net revenue for the year ended December 31, 2001 was $56.3 million compared to $121.2 million for the year ended December 31, 2000, a decrease of approximately 53.6%. The decrease in net revenue is attributable to the global economic downturn and its effect on demand, particularly from the telecommunications and commercial sectors, as well as our strategy to shift away from certain products developed by our predecessor companies, Box Hill and Artecon. For 2001, sales of our SANnet and SANnet II products accounted for approximately 49% of net revenue, tape backup for approximately 8% of net revenue, services for approximately 10% of net revenue and legacy products and other for approximately 33% of net revenue. For 2001, sales to e-commerce, telecommunications, and xSPs-customers aggregated approximately 37% of net revenue, sales to government customers including the Department of Defense, represented approximately 16% of net revenue, and the remaining 47% of net revenue was comprised of sales to commercial, financial and other. For 2000, sales of our SANnet product line accounted for approximately 25% of net revenue, tape backup for approximately 10% of net revenue, and service for approximately 7% of net revenue; the remaining 58% of net revenue was comprised of legacy disk and RAID solutions and other. For 2000, sales to e-commerce, telecommunications, and xSPs customers aggregated approximately 39% of net revenue, sales to government customers represented approximately 13% of net revenue, and the remaining 48% of net revenue was comprised of sales to commercial, financial and other.

Gross Margin

        Gross margin for 2001 was $11.5 million, or 20.4% of net revenue, compared to a gross margin of $43.5 million, or 35.9% of net revenue, for 2000. The decrease in gross margin as a percentage of net revenue from 2001 to 2000 was attributable to a less efficient absorption of fixed manufacturing costs due to the decrease in revenue and a $3.0 million increase in the inventory reserve related to the downturn in the market since the start of 2001, partially offset by costs reductions taken in the first and second quarters of 2001. Excluding inventory write downs of $3.0 million for 2001, gross margin was 25.7% of net revenue for 2001, compared to a gross margin of 35.9% for 2000.

Sales and Marketing Expenses

        Sales and marketing expenses are comprised of salaries, commissions and marketing costs. Sales and marketing expenses decreased to $23.7 million for 2001 from $31.7 million for 2000. The decrease in sales and marketing expenses was attributable to a decrease in salaries and sales compensation of $6.5 million as a result of the restructuring actions taken in the first and second quarters of 2001, a $3.1 million reduction in the reserves for sales and service evaluation and demonstration equipment, offset by higher marketing and advertising expenses in 2001 compared to 2000 of $1.3 million. As a percentage of net revenue, sales and marketing expenses increased to 42.1% for 2001 from 26.2% for 2000. The increase in the percentage of sales and marketing expenses as a percentage of net revenue was attributable to the lower sales revenue in 2001.

Engineering and Product Development Expenses

        Engineering and product development expenses are comprised of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Engineering and product development expenses decreased to $6.7 million for 2001 compared to $8.8 million for 2000. The decrease in engineering and product development expenses is attributable to a $1.0 million decrease in prototype and test equipment expenses, a $0.6 million reduction in the reserves for engineering test and evaluation equipment, and a $0.4 million decrease in salaries and compensation expenses due to the reduction in headcount in 2001 compared to 2000. As a percentage of net revenue, engineering and product development expenses increased to 11.9% for 2001 compared to 7.3% for 2000. The increase in the percentage of engineering and product development expenses as a percentage of net revenue was attributable to the lower sales revenue in 2001.

General and Administrative Expenses

        General and administrative expenses are comprised of compensation and overhead costs associated with our finance and administrative staff. General and administrative expenses for 2001 were $4.5 million, or 8.1% of net revenue, compared to $6.9 million, or 5.7% of net revenue, for 2000. The decrease in general and administrative expenses in 2001 was attributable to a $1.4 million decrease in compensation and related expenses due to a reduction in head count, a $0.2 million decrease in legal expenses, a $0.1 million decrease in travel-related expenses, and a $0.2 million decrease in amortization expenses for certain other intangible assets that were fully amortized as of December 31, 2000. Additionally, general and administrative expenses for 2000 included a one-time severance and compensation payment of approximately $0.6 million to a prior executive officer.

Restructuring Expenses

        In March 2001, we announced plans to reduce our full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions. The cost reduction actions were designed to reduce our breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. We recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million, as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees and other	20

Total	$2,935

        In June 2001, we announced plans to further reduce our full-time workforce by up to 17% and reduce other expenses in response to a continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, we recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million as follows (in thousands):

Employee termination costs	$259
Impairment of property and equipment	350
Facility closures and related costs	861

Total	$1,470

        During the fourth quarter of 2001, we increased our restructuring accrual by $0.5 million due to the continuing deterioration of the real estate market and the inability to sublet excess space in our Carlsbad and New York City facilities.

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. Facility closures and related costs consist of lease termination costs and four sales offices and closure of the New York City Branch location.

        The following is a summary of restructuring activity recorded during the year ended December 31, 2001 (in thousands):

	Restructuring Expense	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001
Employee termination costs	$1,530	$(1,528)	$2
Impairment of property and equipment	1,357	(1,357)	—
Facility closures and related costs	1,998	(759)	1,239
Professional fees and other	20	(20)	—

Total	$4,905	$(3,664)	$1,241

Other Income

        Total other income is comprised of interest income earned on our cash, cash equivalents and short-term investments, and other miscellaneous income and expense items. Other income decreased $2.5 million for 2001 to $0.3 million compared to $2.8 million for 2000. The decrease in other income is attributable to a decrease in interest income earned on cash, cash equivalents and short-term investments of $1.1 million as a result of a decrease in our overall investments and declining interest rates in 2001 compared to 2000, a $0.7 million legal settlement recorded in 2001, a $0.4 million benefit from residual merger reserves from the SDI/Artecon and Box Hill/Artecon mergers recorded during 2000, and $0.3 million of other income recorded in 2000 as a result of a settlement reached with a former vendor.

Income Taxes

        Our effective income tax rate was (54.6)% for the year ended December 31, 2001 compared to 16.8% for the comparable 2000 period. The 2001 effective income tax rate reflects the effect of a $16.0 million charge to the income tax provision in connection with an increase in the valuation allowance provided for deferred income tax assets.

Liquidity and Capital Resources

        As of December 31, 2002, we had $10.1 million of unrestricted cash and cash equivalents. As of December 31, 2002, working capital was $2.8 million.

        On October 24, 2002, we entered into a loan and security agreement with Sun, pursuant to which Sun loaned us approximately $4.5 million. The loan was secured by all of our assets and carries an interest rate of 2.0% per annum, compounded daily. At December 31, 2002, there were no repayments made against the loan. We repaid all principal and interest due under the loan and terminated our loan and security agreement with Sun in the first quarter of 2003.

        In December 2002, we received gross proceeds of $6,000,000 from the sale of 6,000 shares of preferred stock and warrants in a private placement. The preferred stock carries a 7% cumulative dividend and is immediately convertible into an aggregate of 1,846,152 shares of our common stock at a per share price of $3.25. We have the option to redeem 1/18th of the preferred stock in cash or common stock each month beginning June 18, 2003 through December 18, 2004. If we choose not to redeem the preferred stock in any month, the dividend rate for the unredeemed shares increases to 12%. We are entitled to force conversion of the preferred stock to common stock in the event our common stock price exceeds $6.50 per share for 15 consecutive trading days, subject to certain conditions. We may also redeem the preferred stock at any time in cash, subject to certain conditions, for 110% of the purchase price of the outstanding shares. The warrants granted to the holders of the preferred stock entitle them to purchase an aggregate of 369,229 shares of our common stock at a per share price of $3.25. The warrants are immediately exercisable and terminate upon the earlier of December 19, 2007 or our consummation of certain acquisition transactions.

        Subsequent to December 31, 2002, we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of common stock. In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share.

        For the year ended December 31, 2002, cash used in operating activities was $12.4 million compared to cash used in operating activities of $16.1 million for the same period in 2001. The net cash used in operating activities is attributable to a net loss of $34.3 million, a $2.3 million decrease in income taxes payable, offset by a $2.3 million decrease in accounts receivable, a $6.9 million decrease in inventories, a $9.2 million increase in accounts payable and a non-cash, stock-based sales and marketing expense of $3.7 million.

        Cash provided by investing activities in 2002 was $6.2 million compared to cash used in investing activities of $10.0 million for the same period in 2001. The cash provided by investing activities in 2002 resulted from an $8.6 million sale of short-term investments offset by $2.4 million for purchases of property and equipment.

        Cash provided by financing activities was $8.4 million for 2002, compared to $0.4 million for 2001. The cash provided by financing activities is attributable to net proceeds from the issuance of preferred stock of $5.4 million, net bank and other borrowings of $4.5 million, exercises of stock options under the Company's 2000 Stock Incentive Plan and the Company's 2000 Employee Stock Purchase Plan of $.5 million, offset by a $2.0 million increase in restricted cash.

        Our Japanese subsidiary has three lines of credit with Tokyo Mitsubishi Bank in Japan, for borrowings of up to an aggregate of 65 million yen (approximately US $548,000 at December 31, 2002) at interest rates ranging from 1.8% to 2.6%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of the Japanese subsidiary. As of December 31, 2002, the total amount outstanding under the three credit lines was approximately 33 million yen (approximately US $275,000).

        We have an agreement with Wells Fargo Bank, National Association (the "Line of Credit"), which provides for borrowings of up to $15 million under a revolving line of credit that expires May 1, 2004. The maximum amount we may borrow under the Line of Credit is limited by the amount of our cash and investment balances held at the bank at any given time and may be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under the Line of Credit are collateralized by a pledge of our deposits held at the bank. As of December 31, 2002, the amount available on this Line of Credit was approximately $8.1 million. The Line of Credit incurs interest at the bank's prime rate or 50 basis points above LIBOR, at our option. Monthly payments consist of interest only, with the principal due at maturity. As of December 31, 2002, there was no balance outstanding under this Line of Credit.

        As of December 31, 2002, our future commitments under operating leases totaled approximately $4.6 million. Offsetting this amount are proceeds from sublease rentals of approximately $2.5 million due to us in the future under non-cancelable subleases.

Amount of Commitment Expiring by Year (In Thousands)
	2003	2004	2005	2006	2007	Thereafter
Operating Leases Payable	$1,708	$1,025	$900	$617	$384	$—
Scheduled Dividend Payments on Preferred Stock	362	140	—	—	—	—
Scheduled Redemption of Preferred Stock	2,333	3,667	—	—	—	—
Short-Term Debt	4,552	—	—	—	—	—
Borrowings Under Lines of Credit	—	—	—	—	—	275

Total	$8,955	$4,832	$900	$617	$384	$275

        We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. Although we expect to achieve profitability in the second quarter of 2003, we currently do not generate sufficient cash from operations to meet our capital requirements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage third party manufacturers, the course of our relationship with key customers (including Sun), partners (including Solectron, our third party manufacturer) and suppliers (including Infortrend, the supplier of controllers), the timing and extent of the introduction of new products and services, and growth in personnel and operations.

        We were subject to a legal action first filed by Celtic Capital Corporation ("Celtic") against us on April 24, 2001 in the Superior Court of the State of California and later amended (the "Celtic Litigation"). The plaintiffs alleged violations of the California Commercial Code and breach of contract among other commercial claims. We responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic's assignors) and Epitech, Inc. (the "Cross-Defendants") asserting various commercial claims including breach of contract. Defense costs and expenses for the Celtic Litigation, were expensed as incurred. On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, we paid Celtic $350,000 on April 5, 2002 and made payments of $60,000 per month from May 1, 2002 through September 1, 2002. The final payment of $75,000 was made on October 1, 2002, and the action has now been finalized. Because the parties reached a tentative settlement agreement prior to the filing of our Annual Report on Form 10-K for 2001, we recorded the expenses of this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic released us from all claims and causes of action related to the complaint. We also received from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to our purchase orders (the "Dot Hill Inventory"). In exchange for our receipt of the Dot Hill Inventory, we released the Cross-Defendants from all claims and causes of action related to the cross- complaint.

Factors That May Affect Our Financial Condition and Future Results

        Our sales and operating results have in the past fluctuated from quarter to quarter and may vary in the future depending on a number of factors, including:

  •
  the size and timing of significant purchase orders;

  •
  the timing of hardware shipments by third-party vendors necessary to recognize revenues;

  •
  our ability to continue to design, develop and market new products and services;

  •
  market acceptance of new products, such as the new SANnet II line of systems;

  •
  our need to litigate claims that may arise;

  •
  the size and number of new accounts;

  •
  technological changes in the storage systems market;

  •
  our success in managing third party manufacturers;

  •
  reduction in demand for our products as a result of new product introductions by competitors;

  •
  levels of expenditure on research and development;

  •
  the amount of additional capital needed by us and the timing of such needs;

  •
  product quality problems;

  •
  fluctuations in foreign currency exchange rates; and

  •
  general economic trends and other factors.

        Sales and operating results for past periods are not necessarily indicative of future periods and a period-to-period comparison of our sales or results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. As a part of our on-going internal processes, we evaluate our estimates, including those related to inventory write-downs, warranty provisions, revenue recognition, allowances for bad debt, long-lived assets valuation, intangible assets valuation, income taxes, deferred income tax asset valuation and contingencies and litigation. We base these estimates upon both historical information and other assumptions that we believe are valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.

        We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

        We recognize revenue from non-software product sales when the risks and rewards of ownership have been transferred to the customer based on the respective shipping terms. Reductions to revenue for estimated sales returns are recorded at the time of shipment. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty-related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts, this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar service, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally twelve months. Revenue from installation, training and consulting is recognized as the services are performed.

        For software sales, we apply Statement of Position No. 97-2, Software Revenue Recognition, whereby revenue is recognized from software licenses at the time the product is delivered, provided there are no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance contracts, is deferred and recognized ratably over the contract term, generally 12 months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software licensing fee and maintenance agreement.

Valuation of Inventories

        Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead. We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory reserves for excess and obsolete inventory. Although we strive to ensure the accuracy of our forecasts, we periodically are faced with uncertainties. The outcomes of these uncertainties are not within our control, and may not be known for prolonged periods of time. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and commitments, and consequently, on our operating results. If actual market conditions become less favorable than those forecasted, inventory write-downs and/or increases to inventory reserves might be required, adversely affecting operating results.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Asset. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 was effective for fiscal years beginning after December 31, 2001. The adoption of this statement, on January 1, 2002, had an insignificant effect on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of this statement, on January 1, 2002, had an insignificant effect on our financial statements.

        In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will follow the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 is an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others, which is being superseded. We will apply the guidance provided in FIN No. 45 for any guarantees issued after December 31, 2002 and have followed the disclosure requirements for the current reporting period.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As we have chosen to continue using APB No. 25 to account for stock-based compensation, we have followed only the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and to maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, U.S. Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not currently use derivative financial instruments in our investment portfolio. We do not expect to incur any material losses with respect to our investment portfolio.

        The following table provides information about our investment portfolio at December 31, 2002 and 2001 (in thousands). For investment securities, the table presents carrying value at December 31, and related weighted average interest rates by expected maturity dates.

	December 31,
	2002	2001
Cash equivalents	$10,084	$5,173
Average interest rate	3.3%	1.7%
Short-term investments	$—	$8,672
Average interest rate	—	4.4%
Total portfolio	$10,084	$13,845
Average interest rate	3.3%	3.4%

        Our lines of credit with a Japanese bank are at fixed interest rates, therefore, we do not have any interest rate risk exposure on these debts. In February 2001, we entered into a line of credit agreement, which incurs interest at a variable rate. We do not currently have any balances outstanding under this line. However, if we were to borrow funds under this line of credit, we would be exposed to interest rate risk on this debt.

Foreign Currency Exchange Rate Risk

        A portion of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we do not intend to engage in hedging activities in the future.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is incorporated by reference from pages F-1 through F-30 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by this reference.

        The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2002.

Stock Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
2000 Equity Incentive Plan(1)	3,480,843	$3.73	865,977
Employee Stock Purchase Plan(2)	Not Applicable	Not Applicable	423,957
2000 Non-Employee Directors' Stock Option Plan	190,000	$6.26	310,000

Total	3,670,843	$3.86	1,599,934

(1)
The 2000 Amended and Restated Equity Incentive Plan provides for an annual increase to the share reserve, to be added on the date of each Annual Stockholder's Meeting, equal to the lesser of (i) 1 million shares; (ii) 2% of our outstanding shares on such date, calculated on a fully diluted basis and assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants, or; (iii) an amount to be determined by our Board of Directors.

(2)
The Employee Stock Purchase Plan provides for an annual increase to the share reserve, to be added on the date of each Annual Stockholders' Meeting, equal to the lesser of: (i) 100,000 shares, or; (ii) an amount to be determined by our Board of Directors.

        All of our equity compensation plans have been approved by our stockholders.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), have concluded that as of such date, our disclosure controls and procedures are adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

Changes in Internal Controls

        There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

(1)
Financial statements:

  The consolidated balance sheets as of December 31, 2002 and 2001, and the consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000, together with notes thereto.

(2)
Financial statement schedules required to be filed by Item 8 of this Form:

  Schedule II—Valuation and Qualifying Accounts.

  All other schedules have been omitted from this annual report because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3)
Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant.(1)
3.2	By-laws of the Registrant.(2)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock, as filed with the Secretary of State of Delaware on December 18, 2002.(3)
4.2	Form of Common Stock Certificate.(4)
4.3	Form of Series A Redeemable Convertible Preferred Stock Certificate.(5)
4.4	Form of Stock Purchase Warrant issued to purchasers of Series A Preferred Stock.(6)
4.5	Warrant to Purchase Shares of Common Stock dated May 24, 2002.
4.6	Common Stock Warrant dated December 19, 2002.
4.7	Warrant to Purchase Shares of Common Stock dated February 14, 2003.

4.8	Common Stock Warrant dated March 14, 2003.
10.1	Product Purchase Agreement between the Registrant and Sun Microsystems, Inc. dated May 24, 2002.(7)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(8)
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(9)
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(10)
10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(11)
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(12)
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(13)
10.8	Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993.
10.9	2000 Amended and Restated Equity Incentive Plan.(14)
10.10	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(15)
10.11	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(16)
10.12	2000 Amended and Restated Employee Stock Purchase Plan.(17)
10.13	2000 Non-Employee Directors Stock Option Plan.(18)
10.14	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(19)
10.16	Credit Agreement dated February 6, 2001 among the Registrant, Silicon Alley Management, Inc. and Wells Fargo Bank, National Association.(20)
10.17	Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley Management, Inc. to Wells Fargo Bank, National Association.(21)
10.18	Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley Management, Inc. in favor of Wells Fargo Bank, National Association.(22)
10.19	Manufacturing Agreement between the Registrant and Solectron Corporation, dated May 20, 2002.(23)
10.20	OEM Agreement between the Registrant and Infortrend Technology, Inc, supplier of controllers, dated May 20, 2002.(24)
10.21	2002 Executive Compensation Plan for James L. Lambert, effective January 1, 2002.(25)
10.22	2002 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2002.(26)

10.23	2002 Executive Compensation Plan for Preston Romm, effective January 1, 2002.(27)
10.24	2003 Executive Compensation Plan for James L. Lambert, effective January 1, 2003.
10.25	2003 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2003.
10.26	2003 Executive Compensation Plan for Preston Romm, effective January 1, 2003.
10.27	Change of Control Agreement dated August 23, 2001 between the Registrant and James L. Lambert.(28)
10.28	Change of Control Agreement dated August 23, 2001 between the Registrant and Dana Kammersgard.(29)
10.29	Change of Control Agreement dated August 23, 2001 between the Registrant and Preston Romm.(30)
10.30	Securities Purchase Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(31)
10.31	Registration Rights Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(32)
10.32	Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.
10.33	Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.
10.34	Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto.
10.35	Loan and Security Agreement dated as of October 24, 2002 by and among the Registrant, Dot Hill Systems B.V. and Sun Microsystems, Inc.
10.36	Promissory Note dated October 24, 2002.
10.37	Intellectual Property Security Agreement dated as of October 24, 2002 by the Registrant and Dot Hill Systems B.V. in favor of Sun Microsystems, Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to page 48.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)
Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)
Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)
Filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)
Filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)
Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(7)
Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)
Filed as Exhibit to 10.2 the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(9)
Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(10)
Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(11)
Filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)
Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(13)
Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(14)
Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(15)
Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(16)
Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(17)
Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(18)
Filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(19)
Filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(20)
Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(21)
Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(22)
Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(23)
Filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(24)
Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(25)
Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(26)
Filed as Exhibit 10.26 to the Registrant's Current Report on Form 8-K filed with the SEC on December 31, 2001 and incorporated herein by reference.

(27)
Filed as Exhibit 10.27 to the Registrant's Current Report on Form 8-K filed with the SEC on December 31, 2001 and incorporated herein by reference.

(28)
Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(29)
Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(30)
Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(31)
Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(32)
Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(b)
Reports on Form 8-K:

    None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP. (Registrant)
By:	/s/ JAMES L. LAMBERT James L. Lambert (Chief Executive Officer)
Date: March 27, 2002

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

Name	Title	Date

/s/ JAMES L. LAMBERT James L. Lambert	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ PRESTON ROMM Preston Romm	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 27, 2003
/s/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 27, 2003
/s/ BENJAMIN BRUSSELL Benjamin Brussell	Director	March 27, 2003
/s/ NORMAN R. FARQUHAR Norman R. Farquhar	Director	March 27, 2003
/s/ DR. CHONG SUP PARK Dr. Chong Sup Park	Director	March 27, 2003
/s/ W.R. SAUEY W.R. Sauey	Director	March 27, 2003

CERTIFICATION

I, James L. Lambert, certify that:

1.
I have reviewed this annual report on Form 10-K of Dot Hill Systems Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ JAMES L. LAMBERT James L. Lambert Chief Executive Officer

CERTIFICATION

I, Preston Romm, certify that:

1.
I have reviewed this annual report on Form 10-K of Dot Hill Systems Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ PRESTON ROMM Preston Romm Chief Financial Officer

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant.(1)
3.2	By-laws of the Registrant.(2)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock, as filed with the Secretary of State of Delaware on December 18, 2002.(3)
4.2	Form of Common Stock Certificate.(4)
4.3	Form of Series A Redeemable Convertible Preferred Stock Certificate.(5)
4.4	Form of Stock Purchase Warrant issued to purchasers of Series A Preferred Stock.(6)
4.5	Warrant to Purchase Shares of Common Stock dated May 24, 2002.
4.6	Common Stock Warrant dated December 19, 2002.
4.7	Warrant to Purchase Shares of Common Stock dated February 14, 2003.
4.8	Common Stock Warrant dated March 14, 2003.
10.1	Product Purchase Agreement between the Registrant and Sun Microsystems, Inc. dated May 24, 2002.(7)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(8)
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(9)
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(10)
10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(11)
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(12)
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(13)
10.8	Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993.
10.9	2000 Amended and Restated Equity Incentive Plan.(14)
10.10	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(15)
10.11	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(16)
10.12	2000 Amended and Restated Employee Stock Purchase Plan.(17)
10.13	2000 Non-Employee Directors Stock Option Plan.(18)
10.14	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(19)

10.16	Credit Agreement dated February 6, 2001 among the Registrant, Silicon Alley Management, Inc. and Wells Fargo Bank, National Association.(20)
10.17	Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley Management, Inc. to Wells Fargo Bank, National Association.(21)
10.18	Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley Management, Inc. in favor of Wells Fargo Bank, National Association.(22)
10.19	Manufacturing Agreement between the Registrant and Solectron Corporation, dated May 20, 2002.(23)
10.20	OEM Agreement between the Registrant and Infortrend Technology, Inc, supplier of controllers, dated May 20, 2002.(24)
10.21	2002 Executive Compensation Plan for James L. Lambert, effective January 1, 2002.(25)
10.22	2002 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2002.(26)
10.23	2002 Executive Compensation Plan for Preston Romm, effective January 1, 2002.(27)
10.24	2003 Executive Compensation Plan for James L. Lambert, effective January 1, 2003.
10.25	2003 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2003.
10.26	2003 Executive Compensation Plan for Preston Romm, effective January 1, 2003.
10.27	Change of Control Agreement dated August 23, 2001 between the Registrant and James L. Lambert.(28)
10.28	Change of Control Agreement dated August 23, 2001 between the Registrant and Dana Kammersgard.(29)
10.29	Change of Control Agreement dated August 23, 2001 between the Registrant and Preston Romm.(30)
10.30	Securities Purchase Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(31)
10.31	Registration Rights Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(32)
10.32	Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.
10.33	Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.
10.34	Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto.
10.35	Loan and Security Agreement dated as of October 24, 2002 by and among the Registrant, Dot Hill Systems B.V. and Sun Microsystems, Inc.

10.36	Promissory Note dated October 24, 2002.
10.37	Intellectual Property Security Agreement dated as of October 24, 2002 by the Registrant and Dot Hill Systems B.V. in favor of Sun Microsystems, Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to page 48.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)
Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)
Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)
Filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)
Filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)
Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(7)
Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)
Filed as Exhibit to 10.2 the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(9)
Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(10)
Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(11)
Filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12)
Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(13)
Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(14)
Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(15)
Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(16)
Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(17)
Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(18)
Filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(19)
Filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(20)
Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(21)
Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(22)
Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(23)
Filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(24)
Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(25)
Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(26)
Filed as Exhibit 10.26 to the Registrant's Current Report on Form 8-K filed with the SEC on December 31, 2001 and incorporated herein by reference.

(27)
Filed as Exhibit 10.27 to the Registrant's Current Report on Form 8-K filed with the SEC on December 31, 2001 and incorporated herein by reference.

(28)
Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(29)
Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(30)
Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(31)
Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(32)
Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Dot Hill Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 17, 2003

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2001

(In Thousands, Except Per Share Amounts)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,082	$7,785
Short-term investments and restricted cash	2,000	8,672
Accounts receivable, net of allowance of $751 and $1,113	6,304	8,198
Inventories	6,959	13,876
Prepaid expenses and other	2,313	2,438

Total current assets	27,658	40,969
PROPERTY AND EQUIPMENT, net	4,110	3,520
NOTE RECEIVABLE, net	30	1,242
OTHER ASSETS	430	460

	$32,228	$46,191

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,446	$5,221
Accrued compensation	1,754	1,728
Accrued expenses	1,614	2,240
Deferred revenue	1,110	1,441
Income taxes payable	1,020	3,266
Short-term debt	4,552	—
Current portion of restructuring accrual	407	1,241

Total current liabilities	24,903	15,137
RESTRUCTURING ACCRUAL, net of current portion	1,179	—
BORROWINGS UNDER LINES OF CREDIT	275	330
OTHER LONG-TERM LIABILITIES	86	113

Total liabilities	26,443	15,580

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000 shares authorized, 6 shares issued and outstanding at December 31, 2002	—	—
Common stock, $.001 par value, 100,000 shares authorized, 25,172 and 24,791 shares issued and outstanding at December 31, 2002 and 2001, respectively	25	25
Additional paid-in capital	109,562	99,467
Accumulated other comprehensive loss	(318)	(204)
Deferred compensation	(48)	—
Accumulated deficit	(103,436)	(68,677)

Total stockholders' equity	5,785	30,611

	$32,228	$46,191

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands, Except Per Share Information)

	2002	2001	2000
NET REVENUE	$46,936	$56,277	$121,197
COST OF GOODS SOLD	45,444	44,818	77,730

GROSS MARGIN	1,492	11,459	43,467

OPERATING EXPENSES:
Sales and marketing	22,513	23,717	31,747
Engineering and product development	10,043	6,673	8,798
General and administrative	5,150	4,533	6,891
Restructuring expenses	1,550	4,905	—

Total operating expenses	39,256	39,828	47,436

OPERATING LOSS	(37,764)	(28,369)	(3,969)

OTHER INCOME (LOSS):
Interest income	410	1,013	2,149
Interest expense	(248)	(107)	(53)
Gain (loss) on foreign currency transactions, net	143	52	(6)
Other income (expense), net	39	(657)	739

Total other income, net	344	301	2,829

LOSS BEFORE INCOME TAXES	(37,420)	(28,068)	(1,140)
INCOME TAX BENEFIT (PROVISION)	3,117	(15,323)	192

NET LOSS	$(34,303)	$(43,391)	$(948)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(34,303)	$(43,391)	$(948)
Dividends on preferred stock	(16)	—	—
Beneficial conversion feature of preferred stock	(440)	—	—

Net loss attributable to common stockholders	$(34,759)	$(43,391)	$(948)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.39)	$(1.76)	$(0.04)

WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC AND DILUTED NET LOSS PER SHARE	24,953	24,703	24,253

COMPREHENSIVE OPERATIONS:
Net loss	$(34,303)	$(43,391)	$(948)
Foreign currency translation adjustments	36	(138)	(1)
Unrealized (loss) gain on marketable securities	(150)	150	—

Comprehensive loss	$(34,417)	$(43,379)	$(949)

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2000	—	$—	23,888	$239	$97,137	$(215)	$—	$(24,338)	$72,823
Exercise of stock options, including tax benefit			687	7	1,709				1,716
Sale of common stock under employee stock purchase plan			33		180				180
Foreign currency translation adjustment						(1)			(1)
Net loss								(948)	(948)

BALANCE, December 31, 2000	—	—	24,608	246	99,026	(216)	—	(25,286)	73,770
Adjustment for change in par value of common stock				(223)	223
Exercise of stock options			64	1	57				58
Sale of common stock under employee stock purchase plan			119	1	161				162
Foreign currency translation adjustment						(138)			(138)
Unrealized gain on marketable securities						150			150
Net loss								(43,391)	(43,391)

BALANCE, December 31, 2001	—	—	24,791	25	99,467	(204)	—	(68,677)	30,611
Issuance of stock warrant					3,647				3,647
Issuance of stock under deferred compensation arrangement			15		60		(60)
Amortization of deferred compensation							12		12
Issuance of stock options to non-employees					25				25
Issuance of preferred stock and stock warrants, net of issuance costs	6				5,406				5,406
Beneficial conversion feature of preferred stock					440			(440)
Dividends on preferred stock								(16)	(16)
Exercise of stock options			21		40				40
Sale of common stock under employee stock purchase plan			345		477				477
Foreign currency translation adjustment						36			36
Unrealized loss on marketable securities						(150)			(150)
Net loss								(34,303)	(34,303)

BALANCE, December 31, 2002	6	$—	25,172	$25	$109,562	$(318)	$(48)	$(103,436)	$5,785

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,303)	$(43,391)	$(948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,463	1,550	1,401
Loss on disposal of property and equipment	329	—	—
Impairment of property and equipment	—	1,357	—
Provision for doubtful accounts and note receivable	1,018	(151)	824
Deferred income taxes	—	18,423	(1,434)
Stock-based sales and marketing expenses	3,647	—	—
Stock-based compensation expenses	25	—	—
Amortization of deferred compensation	12	—	—
Gain on sale of short-term investments	(71)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,973	11,294	238
Inventories	6,917	10,233	(11,830)
Prepaid expenses and other assets	161	(504)	483
Note receivable	115	(1,242)	—
Accounts payable	9,225	(12,582)	2,709
Accrued compensation and other expenses	(616)	(638)	(2,038)
Customer deposits	—	—	(1,692)
Deferred revenue	(331)	(1,425)	(760)
Income taxes payable	(2,246)	(123)	1,850
Restructuring accrual	345	1,241	(1,474)
Other liabilities	(27)	(146)	(235)

Net cash used in operating activities	(12,364)	(16,104)	(12,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,388)	(1,468)	(3,201)
Sales of short-term investments	8,637	—	3,500
Purchases of short-term investments	(44)	(8,522)	—

Net cash provided by (used in) investing activities	6,205	(9,990)	299

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	40	58	1,716
Proceeds from sale of stock to employees	477	162	180
Proceeds from bank and other borrowings	35,505	11,531	—
Payments on bank and other borrowings	(31,008)	(11,387)	(86)
Increase in restricted cash	(2,000)	—	—
Proceeds from issuance of preferred stock and stock warrants, net of issuance costs	5,406	—	—

Net cash provided by financing activities	8,420	364	1,810

EFFECT OF EXCHANGE RATE CHANGES ON CASH	36	(138)	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,297	(25,868)	(10,798)
CASH AND CASH EQUIVALENTS, beginning of year	7,785	33,653	44,451

CASH AND CASH EQUIVALENTS, end of year	$10,082	$7,785	$33,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATON:
Cash paid during the year for:
Interest	$194	$65	$5

Income taxes	$107	$28	$94

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Dividends payable on preferred stock	$16	$—	$—

Value of conversion discount for convertible preferred stock	$440	$—	$—

Stock issued under deferred compensation arrangement	$60	$—	$—

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Background—Dot Hill Systems Corp. ("we," "our" or "us") is an independent provider of highly reliable, high-performance disk-based data storage and networking solutions for the open systems computing environment, including Windows Linux, and all types of Unix. Our solutions encompass a broad range of scalable products and services targeting customers with mission critical applications. We are one of the few in the industry to offer NEBS Level 3 and MIL-STD 810F certified carrier-class storage systems. These standards speak to system ruggedness and reliability, increasingly important requirements.

        Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales and toward indirect sales through channel partners. These channel partners either incorporate our products into their own, private-label our products, or sell our products off the shelf. During 2002, we began outsourcing the manufacturing of our next-generation family of disk systems—SANnet II. We continue to manufacture SANnet systems, and other legacy products, in our facilities in Carlsbad, California. We also have hubs in the Netherlands and Japan, and have other sales offices in the United States, the United Kingdom, Germany and Singapore.

        Basis of Presentation—On August 2, 1999, Box Hill Systems Corp. ("Box Hill") and Artecon, Inc. ("Artecon") completed a merger (the "Merger") in which the two companies were merged in a tax-free, stock-for-stock transaction. The Merger was accounted for using the pooling-of-interests method. We are the result of that Merger. Subsequent to the Merger, we changed our name to Dot Hill Systems Corp.

        Initial Public Offering—Box Hill completed an initial public offering (the "Offering") of its common stock, effective September 16, 1997. The offering consisted of the sale of 5.5 million shares of common stock at an initial public offering price of $15.00, of which 3.3 million shares were issued and sold by Box Hill and 2.2 million shares were sold by individuals who were the only stockholders of Box Hill prior to the Offering. Additionally, 825,000 shares of common stock were purchased from Box Hill at $15.00 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to Box Hill, after deducting estimated underwriting discounts and offering expenses, were approximately $56.6 million.

        Principles of Consolidation—The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Short-term Investments—We account for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments have been categorized as available for sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders' equity.

        Accounts and Note Receivable—The allowances for doubtful accounts and note receivable represents management's estimate of potential loss on the accounts and note receivable balances. The estimate for accounts receivable is calculated using a percentage based on historical write-offs and recoveries. In addition, we also estimate potential losses for specific accounts.

        Inventories—Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market value. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory reserves for excess and obsolete inventory. We use certain of our inventory items internally and also provide select customers with the use of certain inventory items on a temporary test basis. The carrying value of these items is reduced to market through a monthly charge to expense until they are returned to inventory, which is generally within 12 months.

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

        Deferred Compensation—Deferred compensation represents the unearned value of a common stock bonus given to an employee. In accordance with Accounting Principles Board Opinion No. 25, we recorded deferred compensation for the value of the common stock at the date of issuance and are amortizing the balance over the vesting period of the award, which is three years.

        Fair Value of Financial Instruments—Pursuant to SFAS No. 107, Disclosure About Fair Value of Financial Instruments, we are required to estimate the fair value of all financial instruments included on our balance sheets. We consider the carrying value of our financial instruments, including cash and cash equivalents, short-term investments and restricted cash, accounts receivable, note receivable, accounts payable, accrued expenses and short-term debt to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization. The carrying value of the lines of credit approximate their fair value based on the terms and rates available to us for similar instruments.

        Long-Lived Assets—We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets' fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. During the year ended December 31, 2001, we recognized an impairment of certain long-lived assets in connection with restructuring activities (Note 4). Based on our most recent analysis, we believe that no additional impairment exists at December 31, 2002.

        Revenue Recognition—We recognize revenue for non-software product sales when the risks and rewards of ownership have been transferred to the customer based on the respective shipping terms. Reductions to revenue for estimated sales returns are recorded at the time of shipment. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally twelve months. Revenue from installation, training and consulting is recognized as the services are performed.

        For software sales, we apply Statement of Position No. 97-2, Software Revenue Recognition, whereby revenue is recognized from software licenses at the time the product is delivered, provided we have no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance contracts, is deferred and recognized ratably over the contract term, generally twelve months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software licensing fee and maintenance agreement.

        The cost of maintenance contracts entered into with third-parties is deferred and recognized as expense over the contract term. At December 31, 2002 and 2001, the balance of deferred costs for maintenance contracts was $0.7 million and $1.1 million, respectively, and are included in prepaid expenses and other current assets.

        Product Warranties—We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Our warranty cost activity for the years ended December 31 is as follows:

Accrued Warranty Costs	Balance at Beginning of Year	Charged to Operations	Deductions for Costs Incurred	Deductions for Change in Estimates	Balance at End of Year
2002	$316	$1,202	$(1,182)	$—	$336
2001	316	1,221	(1,221)	—	316
2000	847	1,365	(1,365)	(531)	316

        Advertising Costs—We expense advertising costs as incurred. For the years ended December 31, 2002, 2001 and 2000, advertising expenses were $1.2 million, $1.5 million and $1.2 million, respectively.

        Engineering and Product Development—Engineering and product development costs are expensed as incurred. In conjunction with the development of our products, we incur certain software development costs. No costs have been capitalized pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

        Stock-Based Compensation—We have two stock-based compensation plans, which are described more fully in Note 13. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require us to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

        Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant. In accordance with SFAS No. 123, our net loss and basic and diluted net loss per share would have been increased to the following amounts for the years ended December 31 (net loss amounts in thousands):

	2002	2001	2000
Net loss attributable to common stockholders as reported	$(34,759)	$(43,391)	$(948)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,201)	(2,351)	(2,298)

Pro forma net loss attributable to common stockholders	$(36,960)	$(45,742)	$(3,246)

Basic and diluted net loss per share:
As reported	$(1.39)	$(1.76)	$(0.04)
Pro forma	$(1.48)	$(1.85)	$(0.13)

        We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

        Foreign Currency Translation—A portion of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are included in current period earnings. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We have not previously undertaken hedging transactions to cover currency exposure and do not intend to engage in hedging activities in the future.

        The functional currency of each of our foreign subsidiaries is the local currency and accordingly, assets and liabilities are translated into U.S. dollars at year-end exchange rates; revenues and expenses, and gains and losses are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting remeasurement gains and losses are recognized as a component of other comprehensive income.

        Income Taxes—We record deferred income taxes to reflect temporary differences between the reporting of income for financial statement and tax reporting purposes. Measurement of the deferred income tax items is based on enacted tax laws and rates. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred income tax asset, an evaluation is performed to determine the probability we will be able to realize the future benefits of such asset. A valuation allowance related to a deferred income tax asset is recorded when it is considered more likely than not that some portion or all of the deferred income tax asset will not be realized.

        Net Loss Per Share—Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

        Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, in the weighted average number of common shares outstanding during a period, if dilutive.

        The table below sets forth the reconciliation of the denominator of the net loss per share calculation for the years ended December 31 (in thousands):

	2002	2001	2000
Weighted average shares used to calculate basic net loss per share	24,953	24,703	24,253
Dilutive effect of stock options, stock warrants and convertible preferred stock	—	—	—

Weighted average shares used to calculate diluted net loss per share	24,953	24,703	24,253

        As of December 31, 2002, options to purchase 3,670,843 shares of common stock with exercise prices ranging from $0.50 to $15.94 per share and warrants to purchase 1,727,568 shares of common stock with exercise prices ranging from $2.97 to $3.25 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive. Additionally, preferred stock convertible into 1,846,152 shares of common stock has also been excluded from the calculation of diluted net loss per share because its effect was antidilutive.

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

        Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 was effective for fiscal years beginning after December 31, 2001. The adoption of this statement, on January 1, 2002, had an insignificant effect on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of this statement, on January 1, 2002, had an insignificant effect on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will follow the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 is an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others, which is being superseded. We will apply the guidance provided in FIN No. 45 for any guarantees issued after December 31, 2002 and have followed the disclosure requirements for the current reporting period.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As we have chosen to continue using APB No. 25 to account for stock-based compensation, we have followed only the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

2. RISKS AND UNCERTAINTIES

        General Business Risks and Uncertainties—Our future results of operations involve a number of risks and uncertainties. Management believes the factors that could affect our future operating results and cause actual results to differ materially from expectations include, but are not limited to, dependence on new products, dependence on a limited number of suppliers of high quality components, reliance on a limited number of principal customers, dependence on a third party manufacturer, a recent shift in our sales and marketing strategy from direct sales to indirect sales through channel partners, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, competition, competitive pricing, dependence on key personnel, enforcement of our intellectual property rights, intellectual property claims made by third parties upon us, dependence on a limited number of production facilities, global economic conditions, the lengthening of sales cycles, and an uneven pattern of quarterly results.

        Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We do not require collateral or other securities to support customer receivables. A majority of our net revenue is derived from a limited number of customers. For the years ended December 31, 2002, 2001 and 2000, our top five customers, including channel partners, accounted for approximately 47%, 36% and 37%, respectively, of our net revenue. Sales to one customer accounted for 25% of our net revenue for the year ended December 31, 2002. Sales to another customer accounted for 10% and 15% of our net revenue for the years ended December 31, 2002 and 2001, respectively. A third customer accounted for 17% of our net revenue for the year ended December 31, 2000. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

        Cash Concentrations—The Federal Deposit Insurance Corporation ("FDIC") insures a corporation's funds deposited in a bank up to a maximum of $0.1 million in the event of a bank failure. As of December 31, 2002, our cash held in a checking account exceeded the FDIC insured amount by approximately $0.7 million. We have not experienced any losses in relation to cash in excess of FDIC insurance limits.

        Foreign Sales—The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2002	2001	2000
Europe	18.4%	22.2%	12.8%
Asia	6.5	7.9	7.4
Other	1.8	0.5	2.3

Total foreign sales	26.7%	30.6%	22.5%

        Dependence on Suppliers—We rely on other companies to supply certain key components of our products and products that we resell. Many of these components and third-party products are available only from limited sources in the quantities and quality demanded by us. For products that we manufacture, we are responsible for obtaining supplies. For products that are manufactured by third parties, our contract manufacturer is responsible for purchasing and obtaining supplies.

        For products that we manufacture, we purchase substantially all of our disk drives from one supplier and substantially all of our controllers from another supplier. These two suppliers accounted for approximately 29%, 18% and 24% of our total raw material purchases for the years ended December 31, 2002, 2001 and 2000, respectively. We purchase substantially all of our raw materials pursuant to purchase orders, rather than long-term purchase agreements. We maintain minimum inventory levels.

        We have outsourced the manufacture of our SANnet II family of products to a single manufacturer. Approximately 32% of our total raw material purchases for the year ended December 31, 2002 were from this manufacturer. If our relationship with this manufacturer terminates, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill orders for these products in a timely manner, which would have a material adverse effect on our financial condition and operating results. Under an OEM agreement with a significant customer, this customer has the right to require that we use a third party to manufacture product. Such an external manufacturer must meet this customer's engineering, qualification and logistics requirements. If our relationship with the current manufacturer terminates, we may be unable to find another suitable external manufacturer, which would have a material adverse effect on our financial condition and operating results.

        With respect to certain components, such as disk drives and controllers, if we or our third party manufacturer had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of product could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers' components. We estimate that replacing the controllers that we currently use with those of another supplier would involve several months of hardware and software modification, which would have a material adverse effect on our financial condition and operating results.

3. COMPREHENSIVE OPERATIONS

        Our accumulated other comprehensive loss balance consists of foreign currency translation adjustments and unrealized gains and losses on securities. Changes in the accumulated other comprehensive loss balance for the years ended December 31, 2002, 2001 and 2000 are detailed as follows (in thousands):

Balance, January 1, 2000	$(215)
Foreign currency translation adjustment	(1)

Balance, December 31, 2000	(216)
Foreign currency translation adjustment	(138)
Unrealized gain on securities	150

Balance, December 31, 2001	(204)
Foreign currency translation adjustment	36
Unrealized loss on securities	(150)

Balance, December 31, 2002	$(318)

4. RESTRUCTURING COSTS AND ASSET WRITEDOWNS

        In March 2001, we announced plans to reduce our full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions. The cost reduction actions were designed to reduce our breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. We recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million, as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees and other	20

Total	$2,935

        In June 2001, we announced plans to further reduce our full-time workforce by up to 17% and reduce other expenses in response to a continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, we recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million, as follows (in thousands):

Employee termination costs	$259
Impairment of property and equipment	350
Facility closures and related costs	861

Total	$1,470

        During the fourth quarter of 2001, we increased the restructuring accrual by $0.5 million due to the continuing deterioration of the real estate market and the inability to sublet excess space in our Carlsbad and New York City facilities.

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and closure of the New York City branch location.

        During the fourth quarter of 2002, we recorded additional restructuring expenses of approximately $1.6 million to adjust the previous lease termination and facility closure accrual reflecting additional deterioration of real estate markets in Carlsbad and New York City, as well as the effects of lease buyouts negotiated on several other facilities and a sublease arrangement reached on another facility.

        The following is a summary of restructuring activity recorded during the years ended December 31, 2002 and 2001 (in thousands):

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002
Employee termination costs	$1,530	$(1,528)	$2	$—	$(2)	$—
Impairment of property and equipment	1,357	(1,357)	—	—	—	—
Facility closures and related costs	1,998	(759)	1,239	1,550	(1,203)	1,586
Professional fees and other	20	(20)	—	—	—	—

Total	$4,905	$(3,664)	$1,241	$1,550	$(1,205)	$1,586

        We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2002.

5. SHORT-TERM INVESTMENTS AND RESTRICTED CASH

        As of December 31, 2002, short-term investments and restricted cash consisted entirely of cash restricted under a $2 million letter of credit that expired on January 31, 2003. As of December 31, 2001, short-term investments and restricted cash consisted entirely of short term investments.

        The following table summarizes our short-term investments as of December 31, 2001 (in thousands):

	Cost	Net Unrealized Gains	Fair Value
U.S. Government securities	$6,527	$118	$6,645
Corporate obligations	1,023	7	1,030
Commercial paper	972	25	997

	$8,522	$150	$8,672

6. INVENTORIES

        Inventories consist of the following at December 31:

	2002	2001
Purchased parts and materials	$4,509	$9,898
Work-in-process	120	684
Finished goods	2,330	3,294

Total inventory	$6,959	$13,876

7. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

	2002	2001
Machinery and equipment	$7,395	$8,312
Furniture, fixtures, and computer equipment	668	619
Leasehold improvements	603	650

Total property and equipment, at cost	8,666	9,581
Less accumulated depreciation	(4,556)	(6,061)

Total property and equipment, net	$4,110	$3,520

        Depreciation expense was $1.5 million, $1.4 million, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8. NOTE RECEIVABLE

        Note receivable represents a financial agreement entered in connection with the exchange of certain of our service business assets to a third-party who provides service for certain of our legacy products developed by our predecessor companies, Box Hill and Artecon. The terms of the agreement are for a two-year period commencing July 2001 with quarterly payments due based on a percentage of service contract revenue for such product servicing.

        During 2002, based on performance under the agreement thus far, a recent downsizing of the third-party provider and a change in our focus, a portion of the note was deemed uncollectible. Consequently, we recorded an expense of $1.1 million associated with an allowance provided for this asset.

9. CREDIT FACILITIES

        Japanese Yen Facilities—Our Japanese subsidiary has three lines of credit with Tokyo Mitsubishi Bank, a Japanese bank, for borrowings up to an aggregate of 65 million Yen (US $548,000 at December 31, 2002). At December 31, 2002 and 2001, 33 million Yen (approximately US $275,000) and 43 million Yen (approximately US $330,000), respectively, were outstanding under these lines of credit. Borrowings under these lines of credit incur interest at a fixed rate ranging from 1.8% to 2.6% as of December 31, 2002 and 2001. Interest is due monthly, with the principal due on various dates through

August 2008. Borrowings under these lines of credit are collateralized by inventories of the Japanese subsidiary.

        Line of Credit—We have an agreement with Wells Fargo Bank, National Association which provides for borrowings of up to $15 million under a revolving line of credit that expires on May 1, 2004. The maximum amount we may borrow under the line of credit is limited by the amount of our cash and investment balances held at the bank at any given time and may be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under the facility are collateralized by a pledge of our deposits held at the bank. As of December 31, 2002, the amount available under this facility was approximately $8.1 million. Borrowings under the line of credit incur interest at the bank's prime rate or 50 basis points above LIBOR, at our option. Interest on outstanding borrowings is due monthly, with the principal due at maturity. As of December 31, 2002, there was no balance outstanding under this line of credit.

        Short-Term Debt—On October 24, 2002, we entered into a loan and security agreement with a customer, pursuant to which this customer loaned us approximately $4.5 million. The loan was secured by all of our assets. The funds were to enable us to design and deliver storage products under an OEM agreement, and for other working capital and general corporate purposes, subject to certain limitations. The loan carries an interest rate of 2.0% per annum, compounded daily. Repayment of the principal will be made by applying an amount equal to 37.0% of the net amount of invoices issued by us on certain purchase orders of the customer. As of December 31, 2002, there was approximately $4.5 million outstanding under this agreement. Subsequent to December 31, 2002, the amount outstanding was fully repaid and the loan and security agreement were terminated.

        In accordance with this loan and security agreement, we agreed to obtain the consent of the customer prior to entering into any private equity issuances. Prior to the sale of the convertible preferred stock (see Note 12), we obtained the consent of the customer by issuing them a warrant to purchase shares of our common stock equal to 5% of the shares of our common stock issued to the purchasers of the preferred stock, based upon the conversion of the preferred stock, upon exercise of the warrants issued to the purchasers of the preferred stock and upon exercise of any rights granted to the purchasers of the preferred stock in connection with the transaction, during the term of this warrant, at a price of $3.25 per share. As of December 31, 2002, no shares of our common stock have been issued to the purchasers of the preferred stock.

10. INCOME TAXES

        Components of the income tax benefit (provision) are as follows for the years ended December 31 (in thousands):

	2002	2001	2000
Current:
Federal	$3,531	$3,178	$(376)
State, local and foreign	(423)	(101)	(866)

	3,108	3,077	(1,242)

Deferred:
Federal	7,778	5,922	1,118
State, local and foreign	3,294	2,322	773

	11,072	8,244	1,891

Increases in deferred income tax asset valuation allowance	(11,063)	(26,644)	(457)

Total income tax benefit (provision)	$3,117	$(15,323)	$192

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Increase in deferred income tax asset valuation allowance	(29.6)	(95.0)	(40.1)
State and local income taxes, net of federal effect	5.3	5.0	0.5
Foreign taxes	(1.4)	(0.9)	(6.2)
Tax credit carryforwards and other	(0.9)	1.3	(3.0)
Meals and entertainment	(0.1)	(0.1)	(5.1)
Amortization of goodwill and intangible assets	—	(0.1)	(2.6)
Tax exempt interest income	—	0.2	15.3
Foreign sales corporation	—	—	23.0

Effective income tax rate	8.3%	(54.6)%	16.8%

        The income tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31 (in thousands):

	2002	2001
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$32,218	$24,709
Inventory reserve and uniform capitalization	6,197	2,499
Stock warrants	1,605	—
Restructuring accrual	698	546
In-process research and development	552	609
Acquisition costs	365	596
Allowance for bad debts	327	487
Vacation accrual	213	146
Acquired intangibles	189	185
Warranty accrual	147	139
Legal settlement accrual	—	280

Total deferred income tax assets	42,511	30,196

Deferred income tax liabilities:
State taxes	(3,459)	(2,313)
Depreciation and amortization	(435)	(165)
Import reserve	(258)	(258)
Miscellaneous accruals	(163)	(336)

Total deferred income tax liabilities	(4,315)	(3,072)

Deferred income tax asset valuation allowance	(38,196)	(27,124)

Net deferred income tax balance	$—	$—

        As of December 31, 2002, a valuation allowance of $38.2 million has been provided based upon our assessment of the future realizability of our deferred income tax assets.

        Additionally, at December 31, 2002, approximately $34,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

        As of December 31, 2002, we have federal and state net operating loss carryforwards of approximately $65.9 million and $63.1 million, which begin to expire in 2009 and 2004, respectively. In addition, we have federal tax credit carryforwards of approximately $1.9 million, of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in 2008. We also have state tax credit carryforwards of $1.7 million, of which $1.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in 2006.

        Pursuant to the Tax Reform Act of 1986, annual use of Artecon's federal net operating loss and credit carryforwards is limited as a result of a cumulative change in ownership of more than 50% as a result of the Merger. The annual limitation is equal to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382(f) of the Internal Revenue Code) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

        We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.

11. STOCKHOLDERS' EQUITY

        Reincorporation—Pursuant to stockholder approval obtained at our Annual Meeting of Stockholders held on May 18, 2001, we completed our reincorporation in Delaware on September 19, 2001. Effective September 19, 2001, our authorized capital consists of 110 million shares, of which 100 million shares are designated common stock at $.001 par value per share, and 10 million shares are designated preferred stock at $.001 par value per share.

        Increase in Authorized Common Shares—In May 2002, our Board of Directors authorized an increase of 573,505 shares of our common stock issuable pursuant to our 2000 Amended and Restated Equity Incentive Plan and 100,000 shares of our common stock issuable pursuant to our 2000 Amended and Restated Employee Stock Purchase Plan. This increase in shares became effective on the date of the 2002 Annual Stockholders Meeting, which was held May 14, 2002.

        Common Stock Issuance—During March 2003 we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of common stock. In connection with the private placement, we granted a warrant to the placement agent in the transaction to purchase 183,000 shares of our common stock for $4.50 per share.

12. PREFERRED STOCK

        On December 18, 2002, we entered into a Securities Purchase Agreement pursuant to which we issued and sold 6,000 shares of our Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase an aggregate of 369,229 shares of our common stock at a per share price of $3.25, for gross proceeds of $6,000,000, in a private placement.

        The Preferred Stock carries a 7% cumulative dividend and is immediately convertible into an aggregate of 1,846,152 shares of our common stock at a per share price of $3.25. We have the option of redeeming 1/18th of the Preferred Stock in cash or common stock each month, beginning June 18, 2003 through December 18, 2004. If we choose not to redeem the Preferred Stock in any month, the dividend rate for the unredeemed shares increases to 12%. We are entitled to force conversion of the Preferred Stock to common stock if our common stock price exceeds $6.50 per share for 15 consecutive trading days. We may also redeem the Preferred Stock at any time in cash, subject to certain conditions, for 110% of the purchase price of the outstanding shares.

        The warrants issued to the purchasers of the Preferred Stock were assigned a value of $845,902 using the Black Scholes valuation model. The remaining gross proceeds of $5,154,098 were allocated to the Preferred Stock. Based on the amount allocated to the Preferred Stock, a beneficial conversion amount of $439,748 resulted, which has been recorded as a dividend.

        In connection with the sale of the Preferred Stock, we issued a warrant, to the placement agent in the transaction, to purchase up to 118,812 shares of our common stock for $3.25 per share.

13. STOCK OPTIONS AND WARRANTS

        Stock Incentive Plan—Our 2000 Amended and Restated Equity Incentive Plan (the "Incentive Plan") provides for the granting of incentive and nonqualified stock options to employees. Our 2000 Non-Employee Stock Option Plan (the "Directors' Plan") adopted in March 2000 provides for the granting of nonqualified stock options to non-employee directors. We currently have reserved 5,508,909 and 500,000 shares of common stock for issuance pursuant to the Incentive Plan and the Directors' Plan, respectively. The terms and conditions of grants of stock options are determined by our Board of Directors in accordance with the terms of the Incentive Plan and Directors' Plan.

        Information with respect to options under the Incentive Plan and Directors' Plan, as restated for the combination with Artecon's stock option plan, is as follows:

	Number of Shares	Weighted Average Exercise Price
BALANCE, January 1, 2000	2,219,037	$4.80
Grants	1,483,150	5.38
Forfeitures	(397,085)	7.36
Exercises	(537,164)	0.98

BALANCE, December 31, 2000	2,767,938	5.49
Grants	1,580,200	2.26
Forfeitures	(998,947)	5.26
Exercises	(63,898)	0.91

BALANCE, December 31, 2001	3,285,293	4.09
Grants	868,996	2.79
Forfeitures	(462,269)	3.58
Exercises	(21,177)	1.89

BALANCE, December 31, 2002	3,670,843	$3.86

        The options generally vest ratably over a four or five year period and are exercisable over a period of ten years from the date of grant.

        Information with respect to options outstanding under the Incentive Plan and Directors' Plan at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.50 - $1.75	462,044	8.58	$1.56	108,669	$1.35
$1.89 - $2.10	777,762	8.56	1.89	265,353	1.89
$2.25 - $2.95	577,996	9.41	2.78	26,161	2.38
$3.15 - $5.38	843,850	7.91	3.72	418,371	3.85
$5.40 - $5.50	459,917	6.83	5.50	360,979	5.50
$6.00 - $15.94	549,274	6.58	8.58	418,617	8.74

	3,670,843	8.03	$3.86	1,598,150	$4.98

        As of December 31, 2001 and 2000, approximately 896,000 and 587,000 options were exercisable at a weighted average exercise price of $5.98 and $5.72, respectively.

        The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values, at the date of grant, for options granted during the years ended December 31, 2002, 2001 and 2000 of $2.40, $1.93 and $3.79 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2002	2001	2000
Risk free interest	3.0%	4.0%-4.9%	5.2%-6.7%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	5 years
Expected volatility	105.0%	100.0%	65.0%

        Warrants—As of December 31, 2002, there were outstanding warrants to purchase 1,727,568 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $3.25 per share and expire at various dates through February 14, 2008.

        On May 24, 2002, we granted an OEM customer a warrant to purchase 1,239,527 shares of our common stock at $2.97 per share in connection with the signing of a product supply agreement. The warrant was fully vested upon issuance and became exercisable for 413,175 shares at signing, becomes exercisable for 413,176 additional shares on May 24, 2003 and 2004 and expires on May 24, 2007. The fair value of the warrant, determined using the Black-Scholes option pricing model, was $3.7 million. The warrant was issued to induce the customer to purchase our products in the future and was not issued in consideration of any past transactions. As we received no consideration for the issuance of the warrant and the customer has no requirement to purchase any products from us, the $3.7 million value of the warrant was included in sales and marketing expense during the year ended December 31, 2002.

14. RELATED PARTY TRANSACTIONS

        For the year ended December 31, 2002, we had no sales to or purchases from affiliated companies. Revenues from sales to affiliated companies for the years ended December 31, 2001 and 2000 were approximately $1,000 and $2,000, respectively. Purchases from affiliated companies for the years ended December 31, 2001 and 2000 were approximately $19,000 and $87,000, respectively.

15. EMPLOYEE BENEFIT PLANS

        Dot Hill Retirement Savings Plan—Effective December 1, 2000, we adopted a new retirement savings plan titled the Dot Hill Retirement Savings Plan, which combined and replaced the Box Hill and Artecon retirement savings plans. This plan, which qualifies under Section 401(k) of the Internal Revenue Code, is open to eligible employees over 21 years of age. Under the plan, participating U.S. employees may defer up to 20% of their pretax salary, but not more than statutory limits. We may match 50% of participating employees' contributions up to a specified limit ($1,000). Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. As of December 31, 2002, we have accrued $0.1 million for matching contributions; however, our Board of Directors has not yet approved the matching of contributions to the new retirement saving plan for the year ended December 31, 2002. Our matching contributions to the new retirement savings plan were approximately $0.1 million for the year ended December 31, 2001.

        Employee Stock Purchase Plan—Our Employee Stock Purchase Plan (the "Purchase Plan") was adopted in August 1997, and amended and restated in March 2000. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides our eligible employees, as defined in the Purchase Plan with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined. We have reserved 950,000 shares of common stock for issuance pursuant to the Purchase Plan. During the years ended December 31, 2002, 2001 and 2000 approximately 345,000, 119,000 and 33,000 shares, respectively, were issued under the Purchase Plan.

16. COMMITMENTS AND CONTINGENCIES

        Operating Leases—We lease office space and equipment under noncancelable operating leases, which expire at various dates through September 2007. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1.0 million, $1.5 million and $2.1 million, respectively.

        Future minimum lease payments due under all noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$1,708
2004	1,025
2005	900
2006	617
2007	384

Total minimum lease payments	$4,634

        The above minimum lease payments include minimum rental commitments totaling $3.6 million that have been included in the restructuring accrual as of December 31, 2002. Minimum payments for operating leases have not been reduced by minimum sublease rentals of $2.5 million due in the future under non-cancelable subleases.

        Employment Agreements—In connection with the Merger, effective August 2, 1999 we adopted employment contracts with two of our executive officers. These contracts provide for base salaries totaling $600,000 per year. In addition, each executive was eligible to receive, at the discretion of our Board of Directors, a cash bonus of up to 50% of such executives' then annual base salary. The employment contracts may be terminated at our option or at the executive's option "for cause," or, upon 30 days written notice, for convenience and "without cause." If we terminate for convenience, the executive is entitled to a severance payment equal to their then-current annual base salary. Following termination of employment other than due to death or disability, we may hire the executive as a consultant for a period of one year at a cost of 25% of the executive's then current annual base salary.

        Effective January 1, 2003, we adopted the Executive Compensation Plan 2003 (the "Plan") for four of our executives. The terms of the Plan are in addition to the terms of these executive's employment contracts. The Plan provides for annual performance bonus potential of 50% of base salary for three of the executives and 75% of base salary for the remaining executive. The formula for the annual bonus calculation is as follows: 70% of bonus potential is tied to our annual operating plan. Of this 70% bonus potential, half is based on meeting revenue goals and half is based on meeting certain net income goals. If we attain less than 85% of revenue and net income goals, this 70% bonus potential will not be paid. For each 1% increase above 85% of the revenue and net income goals, a bonus equal to 3.33% of the annual performance bonus potential will be paid, with no cap. The remaining 30% of bonus potential is subjective, with 20% being tied to individual goals and performance and 10% being based on our performance with respect to the management of our working capital and cash flow.

        In August 2001, the Company entered into change of control agreements with three of its executive officers. Under one of the agreements, in the event of an acquisition of the Company or similar corporate event ("Change of Control"), the executive officer's remaining stock options will become fully vested and will be entitled to a lump sum cash payment equal to 150% of annual base salary then in effect. Under the second agreement, if the executive officer's employment is terminated other than for cause in connection with a Change of Control, the remaining unvested stock options will become fully vested and will be entitled to a lump sum cash payment of 125% of annual base salary then in effect. Under the third agreement, in the event of a Change of Control, the executive officer's remaining unvested stock options will become fully vested and will be entitled to a lump sum cash payment equal to 125% of annual base salary then in effect.

        Effective April 1, 2002, we entered into a change of control agreement with an additional executive. Under the agreement, in the event of a Change of Control, the executive's remaining unvested stock options will become fully vested and will be entitled to a lump sum cash payment equal to 125% of annual base salary then in effect.

        Class Action Lawsuit—On January 5, 2001, a final settlement in the class action lawsuit filed against Box Hill Systems Corp., certain of its officers and directors, and the underwriters of the Company's September 16, 1997 initial public offering was approved by the United States District Court for the Southern District of New York, and the action was dismissed with prejudice. No plaintiffs objected to the settlement, no plaintiffs opted-out of the settlement, and no appeal was taken from the judgment. Therefore, the action has been finalized.

        Celtic Capital Corporation Litigation—We were subject to a legal action first filed by Celtic Capital Corporation ("Celtic") against us on April 24, 2001 in the Superior Court of the State of California and later amended (the "Celtic Litigation"). The plaintiffs alleged violations of the California Commercial Code and breach of contract among other commercial claims. We responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic's assignors) and Epitech, Inc. (the "Cross-Defendants") asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic Litigation, were expensed as incurred.

        On April 3, 2002, the parties reached a settlement agreement in the Celtic Litigation. Under the settlement agreement, we paid Celtic $350,000 on April 5, 2002 and made payments of $60,000 per month from May 1, 2002 through September 1, 2002. The final payment of $75,000 was made on October 1, 2002 and the action has now been finalized. We recorded the expense related to this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic completely released us from all claims and causes of action related to the complaint. We also received from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to our purchase orders (the "Dot Hill Inventory"). In exchange for its receipt of the Dot Hill Inventory, we released the Cross-Defendants from all claims and causes of action related to the cross-complaint.

        Other Litigation—We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.

17. SEGMENT AND GEOGRAPHIC INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer. Our operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

        Our operating segments are organized on the basis of products and services. We have identified operating segments that consist of our SANnet family of systems, Legacy and Other, Services, and Tape Backup.

        Through the end of 2002, we also identified operating segments by market segment, which consisted of e-commerce, telecommunications and xSPs; government; and commercial and other customers. In 2001, we began to focus on indirect sales through channel partners regardless of the customer market served by those channel partners. In May 2002, we signed a key agreement with a particular channel partner, which partner began to ship product to its own customers during October 2002. Sales to that channel partner accounted for approximately 60% of our revenue during the fourth quarter and approximately 25% of revenue for the year ended December 31, 2002. We have no visibility into the type of markets and customers to which that channel partner, and many other channel partners, sell, and therefore no way to identify, record or track revenue generated by sales to those channel partners by market segment. Going forward, we expect sales to channel partners to increase. Therefore, beginning in 2003, we will no longer identify, record or track sales by market segment.

        We currently evaluate performance based on stand-alone segment revenue and gross margin. Because we do not currently evaluate performance based on segment operating income or return on assets at the operating segment level, such information is not presented.

        Information concerning revenue by product and service is as follows (in thousands):

	SANet Families	Legacy and Other	Services	Tape Backup	Total
Year ended December 31, 2002:
Net revenue	$35,328	$6,710	$3,105	$1,793	$46,936

Gross margin (loss)	$(1,895)	$2,570	$526	$291	$1,492

Year ended December 31, 2001:
Net revenue	$27,494	$18,805	$5,308	$4,670	$56,277

Gross margin (loss)	$4,042	$5,986	$1,315	$116	$11,459

Year ended December 31, 2000:
Net revenues	$29,820	$70,727	$8,670	$11,980	$121,197

Gross margin	$12,196	$24,556	$4,660	$2,055	$43,467

        Information concerning revenue by market segment is as follows (in thousands):

	E-commerce, Telecommunications and xSPs	Government	Commercial and other	Total
Year ended December 31, 2002:
Net revenue	$10,500	$8,505	$27,931	$46,936

Gross margin (loss)	$1,380	$2,766	$(2,654)	$1,492

Year ended December 31, 2001:
Net revenue	$20,729	$9,202	$26,346	$56,277

Gross margin	$500	$3,220	$7,739	$11,459

Year ended December 31, 2000:
Net revenue	$47,659	$15,095	$58,443	$121,197

Gross margin	$15,599	$6,469	$21,399	$43,467

        Information concerning principal geographic areas in which we operate is as follows (in thousands):

	As of and for the Year Ended December 31,
	2002	2001	2000
Revenue:
United States	$35,268	$39,332	$96,705
Europe	8,615	12,511	15,567
Asia	3,053	4,434	8,925

	$46,936	$56,277	$121,197

Income (loss) before income taxes:
United States	$(36,575)	$(26,425)	$(7,294)
Europe	(528)	(1,634)	3,897
Asia	(317)	(9)	2,257

	$(37,420)	$(28,068)	$(1,140)

Assets:
United States	$29,453	$43,066	$101,232
Europe	2,123	2,010	690
Asia	652	1,115	957

	$32,228	$46,191	$102,879

18. QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring, except per share amounts nature necessary to present fairly the results of operations for the periods presented (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2002:
Net Revenue	$10,890	$11,206	$8,584	$16,256
Gross margin (loss)	2,364	273	868	(2,013)
Loss before income taxes	(6,180)	(12,182)	(7,282)	(11,776)
Net loss	(6,180)	(8,882)	(7,280)	(11,961)
Net loss attributable to common stockholders	(6,180)	(8,882)	(7,280)	(12,417)
Basic and diluted net loss per share	(0.25)	(0.36)	(0.29)	(0.49)
Year Ended December 31, 2001:
Net Revenue	$18,585	$14,898	$12,294	$10,500
Gross margin	1,761	4,397	3,813	1,488
Loss before income taxes	(12,704)	(5,730)	(3,256)	(6,378)
Net loss	(28,727)	(5,730)	(3,256)	(5,678)
Basic and diluted net loss per share	(1.17)	(0.23)	(0.13)	(0.23)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Dot Hill Systems Corp.:

        We have audited the consolidated financial statements of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 17, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 17, 2003

S-1

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Allowance for doubtful note, accounts and sales returns:
Year ended December 31, 2002	$1,113	$1,018	$283	(1)	$1,848
Year ended December 31, 2001	1,593	(151)	329	(1)	1,113
Year ended December 31, 2000	1,727	824	958	(1)	1,593
Reserve for excess and obsolete inventories:
Year ended December 31, 2002	$5,240	$8,280	$376	(2)	$13,144
Year ended December 31, 2001	7,647	5,795	8,202	(2)	5,240
Year ended December 31, 2000	9,548	5,806	7,707	(2)	7,647

(1)
Uncollectible receivables charged off and credit issued for product returns.

(2)
Consists primarily of the write-off of excess/obsolete inventories.

S-2

QuickLinks

DOT HILL SYSTEMS CORP. INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
PART I
  Item 1. Business
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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001 (In Thousands, Except Per Share Amounts)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (In Thousands, Except Per Share Information)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (In Thousands)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (In Thousands)
DOT HILL SYSTEMS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
INDEPENDENT AUDITORS' REPORT
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (In Thousands)