Form 10-K/A
period 2002-12-31
DOT HILL SYSTEMS CORP
filed 2003-04-25
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K)

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

DOT HILL SYSTEMS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

i

Explanatory Note

        This Form 10-K/A is filed solely for purposes of amending certain disclosures contained in our form 10-K filed with the Securities and Exchange Commission on March 31, 2003. This Form 10-K/A does not reflect events occuring after the filing of our original Form 10-K and no attempt has been made to modify or update any disclosures other than those amended.

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

PART I

Item 1. Business

        We are a provider of highly reliable, high-performance disk-based data storage and networking solutions for open systems computing environment, including Windows NT, Solaris, UNIX, Linux, HP-UX and AIX. Our solutions encompass a broad range of products, from stand-alone storage systems to complete turn-key Storage Area Networks, or SANs. Our storage solutions reach customers through direct and indirect channels, including through Original Equipment Manufacturers, or OEMs, Value Added Resellers, or VARs, and system integrators. With information becoming an increasingly critical business resource, customers demand that their storage systems be highly reliable, available and manageable, provide fault-tolerance (a system's ability to cope with internal hardware problems such as a disk drive failure and still continue to operate with minimal impact) and high performance and come with a high level of customer and technical support. We provide storage solutions that meet these requirements by combining extensive design and implementation experience with technologies that we believe are leading-edge. We sell storage products as modular building blocks and as solution packages. Our storage solutions run on different protocols to accommodate our customers' various needs, including Small Computer Systems Interface, or SCSI, and Fibre Channel (a high-speed storage/networking interface that offers high performance, capacity and cabling distance, increased system configuration flexibility and scalability and simplified cabling) and can be combined or attached to each other in building block fashion to provide storage capacity ranging from approximately 200 gigabytes to multiple terabytes.

        We are one of the few companies in our industry to offer Network Equipment Building Systems, or NEBS, Level 3 certified and military standard 810F, or MIL-STD 810F, compliant storage systems. These standards speak to system ruggedness and reliability, which are increasingly important requirements. NEBS guidelines were developed as ultra-high reliability standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated "carrier-class NEBS Level 3," where carrier-class indicates equipment providing the same high level of reliability as telephone networks or carriers, which are built to remain operational during and after a disaster. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions of natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD 810F was created by the U.S. government and involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. The Company's SANnet series of storage solutions has demonstrated 99.9998% availability, a level of reliability required for NEBS Level 3 standard.

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

        In order to pass NEBS Level 3 certification, products are subjected to 99°F temperature fluctuations, 15,000 volts of electrical discharge, the need to self-extinguish when on fire, humidity fluctuations from 5% to 90%, air-borne contaminants comparable to a 400 mph dust storm and the stress of an 8.3 Richter scale earthquake. Our SANnet and SANnet II storage systems have been tested to 99.9998% uptime availability, a level of reliability required by the NEBS Level 3 standard.

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

Our Products and Systems

        We designed our core family of disk storage solutions with the reliability, flexibility, and performance necessary to meet the needs of today's data-intensive, critical applications. We offer storage systems in many topologies, including SCSI, Fibre Channel and NAS. Our software consists of two programs that we developed: SANpath, a storage networking utility, and SANscape, storage management software that comes bundled with our storage systems. Our Axis Storage Managers enable companies to enhance their existing Information Technology, or IT, infrastructures without replacing them, regardless of what storage is used. We break-down our overall revenue and gross margin into four main product groups: our SANnet and SANnet II systems, our legacy systems, services and tape backup. For the years ended December 31, 2002, 2001 and 2000, our SANnet and SANnet II systems accounted for approximately 75%, 49% and 25% of net revenue, respectively. Gross margin (loss) on SANnet and SANnet II systems for the years ended December 31, 2002, 2001 and 2000, was (5)%, 15% and 41% of revenue, respectively.

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

SANnet II Family of Systems

        During the fourth quarter of 2002, we introduced the first member of our next-generation family of disk-based solutions, SANnet II. The SANnet II family of storage networking solutions includes compact, rugged RAID and JBOD arrays and supports SAN, DAS and NAS configurations. The SANnet II products provide industry-leading 99.9998% uptime, a level required by the NEBS Level 3 standard, and are tested to operate in extreme environmental conditions. All SANnet II products are backed by NEBS Level 3 certification and MIL-STD 810F testing. Each SANnet II product shares a common modular architecture and unified management software with all the other products in the SANnet II family. SANnet II brings enterprise class features into the workgroup and entry-level market and helps to eliminate downtime by providing no single points of failure.

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

Tape Backup

        Our Tape Backup consist of tape libraries and backup management software, which we purchase from third parties and then integrate and deliver to customers.

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

Sales and Marketing

        Historically, we focused our sales and marketing efforts on direct sales to the telecommunications, e-commerce, Internet and government markets. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales and toward indirect sales through channel partners, including OEMs, VARs and system integrators without regard to the particular end user markets served by our channel partners. These channel partners integrate our products into their own, under their private-label, or simply resell our products off the shelf. Sales to channel partners represented 56% of our net revenue in 2002. This shift was designed to enable us to grow revenue without adding significantly to our sales and marketing force. During 2002, we reduced our domestic sales force by sixteen members, our international force by seven members, and our marketing team by three members. We do not expect the size of our sales or marketing teams to change significantly over the course of 2003.

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

        As of December 31, 2002, our customer service and support team consisted of 24 employees, which includes applications engineers. Despite our shift away from direct sales, we will continue to maintain our current service offerings, which will continue to include onsite support contracts. These services will be performed either directly by us, or through the increased use of third party service providers, if necessary. Any significant increase in our emphasis on outsourcing services could result in a reduction in the number of our employees devoted to customer service. We encourage certain of our channel partners to receive training and to provide support and service to their end-users directly, while we provide the higher levels of support for a fee. In fact, the ability to perform such lower level services in a satisfactory manner is an important factor that we consider when choosing channel partners. For example, Sun, one of our key channel partners, provides all but the fifth and final level of support and service to its end-users; we provide that final level of support and service. For certain channel partners and direct customers, however, Dot Hill provides all levels of support and service, either directly or through third party service providers.

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

Strategic Alliances

        Based on our anticipated need to manufacture product in large volume for Sun and other channel partners, we further refined our business strategy and engaged a third-party manufacturer to supply the bulk of our production capacity going forward, particularly for our next-generation SANnet II family of disk systems. On May 20, 2002, approximately the same time that we initiated our relationship with Sun, we entered into two agreements: a Manufacturing Agreement with Solectron Corporation and an OEM Agreement with Infortrend Technology, Inc.

        The Manufacturing Agreement establishes that Solectron will procure, assemble, test, stock and ship products on our behalf and under procedures that were established by us. The first and main customer for the products assembled by Solectron is Sun. Solectron accepts and repairs returns of the products that it has manufactured for us.

        Under the terms of the OEM Agreement, Infortrend is among an approved list of vendors available to Solectron. The OEM Agreement entitles us to purchase certain electronic components known as controllers from Infortrend to use in the products that are sold to our customers. The controller is a major component of our final product that performs RAID functions. As a feature of the OEM Agreement, Infortrend has agreed to allow Solectron to purchase these controllers directly from Infortrend to incorporate into our products that are assembled by Solectron. We incur no obligation for purchases made by Solectron from Infortrend.

Suppliers

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

        Our customers have rights to cancel, extend or delay shipment of their orders, as well as the right to return products in some circumstances. We expect our backlog to be filled within the current fiscal year. However, our backlog is comprised almost entirely of orders that can be cancelled and rescheduled. Therefore, our backlog may not be a reliable indicator of our future revenue levels. If our customers do not cancel or reschedule orders in a given period, our backlog will be a reliable indicator of revenue levels for that period. However, if customers cancel or reschedule orders in the backlog, then our backlog will not be a reliable indicator of revenue levels for that period.

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

        Pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as disks and RAID controllers. These decreases in component price are customarily passed-on to customers by storage companies through the continuing decrease in price of storage hardware systems. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price, as opposed to features of products, and the introduction of new technologies, which leaves older technology vulnerable to pricing pressures. From December 2002 to March 2003, we reduced the SANnet II SCSI and SANnet II FC selling prices to customers who are not purchasing product pursuant to contracts with fixed prices, by approximate figures of up to 14% and 15%, respectively. We expect decreases in the selling price of our products to continue going forward, however, we cannot predict the level of such decreases at this time.

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

        For the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $34.3 million, $43.4 million and $948,000, respectively. We cannot provide assurance that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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

        Subsequent to December 31, 2002, the letter of credit expired, thus releasing the restrictions on the $2.0 million, and we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of common stock. In March 2003, we repaid the loan from Sun. However, we cannot provide any assurance that we will not be required in the future to restrict additional amounts of our cash in connection with our supplier relationships or otherwise.

        As of December 31, 2002, our accumulated deficit was $103.4 million. Under our line of credit with Well Fargo, we can borrow up to $15 million. Any amounts borrowed must be secured by cash or cash equivalents. As of December 31, 2002, there was no outstanding balance on the line of credit. Other than credit related to trade payables incurred in the normal course of business our line of credit with Wells Fargo and lines of credit in favor of our Japanese subsidiary, we do not have any other credit arrangements in place as of the date of this report.

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

        Historically, a large percentage of our net revenue in each year has been derived from a limited number of customers. For the years ended December 31, 2002, 2001 and 2000, our top five customers accounted for approximately 47%, 36% and 37%, respectively, of our net revenue. Sales to Sun accounted for 25% of our net revenue for the year ended December 31, 2002. Sales to Comverse Network Systems, an OEM customer, accounted for 10% and 15% of our net revenue for the years ended December 31, 2002 and 2001, respectively. Changes in timing or volume of purchases by such major customers could harm our results. In addition, a significant portion of our net revenue to date has been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of our net revenue is associated with versions of UNIX manufactured by Sun.

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

A portion of our existing inventory may become obsolete, which could harm our operating results during any period in which we must take charges related to such inventory.

        As of December 31, 2002, we had approximately $7.0 million in inventory. As a result of our transition to outsourced manufacturing, our shift in our business strategy to primarily indirect channel sales and the continued slow economy, we expect that a material portion of our current SANnet inventory may become obsolete. During the three months ended December 31, 2002, we took non-cash charges to increase our inventory reserves by approximately $3.5 million as a result of excess inventory. We may be required to take additional charges in the future for excess inventory if our transition from direct to indirect sales occurs more rapidly or completely than we presently anticipate or if our product sales do not meet our projected sales levels.

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

Our current backlog is comprised of orders that may be cancelled or rescheduled, which could impact our future sales.

        Sales for any future period are not predictable with any degree of certainty. Although we have historically operated with limited order backlog, we expect that we will experience increased backlog as we shift our business strategy to focus on indirect sales. As of December 31, 2002 we had an order backlog of $26.1 million principally attributable to commitments to purchase by Sun. However, the backlog does not represent actual sales and our customers, including Sun, generally have the right to cancel, extend or reschedule orders at any time. We expect our backlog to be filled within the current fiscal year. However, our backlog is comprised almost entirely of orders that can be cancelled and rescheduled. If our customers do not cancel or reschedule orders in a given period, our backlog will be a reliable indicator of revenue levels for that period. Conversely, if customers cancel or reschedule orders in the backlog, then our backlog will not be a reliable indicator of revenue levels for that period. Therefore, our backlog may not be a reliable indicator of future sales.

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

  •
  customers' internal review and testing procedures; and

  •
  our engineering work to integrate a storage solution with a customer's system.

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

        We rely on third parties to supply key components of the products that we sell. Many of these components are available only from limited sources in the quantities and quality we require. We purchase the majority of our disk drives from Seagate, and purchase the majority of our RAID controllers from Infortrend. Approximately 18%, 11% and 14% of our total raw material purchases were from Seagate, and approximately 11%, 7% and 10% were from Infortrend for the years ended December 31, 2002, 2001 and 2000, respectively. We purchase a significant portion of our raw materials pursuant to purchase orders, rather than long-term purchase agreements (except for controllers from Infortrend). As a result, although we have not had any material difficulties with these suppliers to date, we cannot be assured of our ability to purchase from our suppliers as needed in the future. We attempt to maintain minimum inventory levels. However, we have ordered and likely will continue to order certain materials in advance of anticipated customer demand, which has resulted in past, and could result in future, excess inventory levels and unanticipated inventory write-downs due to a failure of the orders to materialize.

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

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties which could result in costly, time-consuming litigation or even the inability to offer certain products.

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

We compete in an intensely competitive market for storage systems and our results of operations, pricing and business could be harmed as a result.

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

        Pricing pressures exist in the data storage market, and have harmed and may in the future continue to harm on our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as disks and RAID controllers. These decreases in component price are customarily passed-on to customers by storage companies through the continuing decrease in price of storage hardware systems. Pricing pressures are also due, in part, to: the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales; the narrowing of functional differences among competitors, which forces companies to compete on price, as opposed to features of products, and the introduction of new technologies, which leaves older technology vulnerable to pricing pressures. From December 2002 to March 2003, we reduced the SANnet II SCSI and SANnet II FC selling prices to customers who are not purchasing products pursuant to contracts with fixed prices, by approximate figures of up to 14% and 15%, respectively. We expect decreases in the selling price of our products to continue going forward, however, we cannot predict the level of such decreases at this time.

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

A significant percentage of our expenses are fixed, which may harm our operating results if aspects of our business fluctuate from period to period.

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

        Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include: James Lambert, our President and Chief Executive Officer, Dana Kammersgard, our Chief Technical Officer, and Preston Romm, our Chief Financial Officer. If any one of these individuals were to terminate his employment with us, we would be required to locate and hire suitable replacements. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts. Since many of our customer relationships are based on personal relationships between the customer and our sales representatives, if these representatives were to terminate their employment with us, we may be forced to expend substantial resources to attempt to maintain the customers that the sales representatives serviced. Ultimately, we may be unsuccessful in retaining these customers, which would harm our sales.

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

Our international business activities subject us to risks, which could harm our business and operating results.

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

        Our Certificate of Incorporation and Bylaws contain a number of provisions that could impede a takeover or change in control of us, including, but not limited to, a classified board of directors, the elimination of our stockholders' ability to take action by written consent and limitations on the ability of our stockholders to remove a director from office without cause. Our board may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by our Board without stockholder approval. Each of these provisions gives our Board, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that our stockholders might view as being in their best interests.

Our Series A Preferred financing may result in dilution to our common stockholders.

        Dilution of the per share value of our common stock could result from the conversion of most or all of the Series A Preferred Stock we sold in the private placement on December 18, 2002 or the exercise of most or all of the warrants we issued in connection therewith. There are currently outstanding 6,000 shares of our Series A Preferred and warrants to purchase up to 488,041 shares of our common stock. The holders of our outstanding shares of Series A Preferred may convert these shares into shares of our common stock at a conversion price equal to $3.25 per share. Accordingly, the outstanding 6,000 shares of Series A Preferred are presently convertible into an aggregate of 1,846,152 shares of our common stock. In addition, the warrants are exercisable at a price of $3.25 per share. On April 21, 2003, the last reported sales price of our common stock as reported on the American Stock Exchange was $6.66 per share. When the conversion price of the Series A Preferred and the exercise price under the Warrants are less than the trading price of our common stock, the holders of our Series A Preferred and the warrants may choose to convert their shares of Series A Preferred into common stock or exercise their warrants, respectively, significantly diluting our common stockholders. Furthermore, the significant downward pressure placed on the trading price of our common stock as a result of the sale of the shares of our common stock issued upon conversion of the Series A Preferred or exercise of the warrants could encourage short sales by the holders of our Series A Preferred or the warrants, or other stockholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of shares of our common stock issued upon the conversion of the Series A Preferred or exercise of the warrants could lead to a decline in the trading price of our Common Stock.

Our March 2003 private placement may result in dilution to our common stockholders.

        Dilution of the per share value of our common stock could result from the issuance of 4,750,000 shares of our common stock sold in our March 2003 private placement. These shares were sold at a per share price of $3.75, which at the time was approximately a 14% discount to the volume weighted average price of our common stock as traded on the American Stock Exchange during the five trading day period ending on the trading day prior to the pricing of the sale. In addition, there may be significant downward pressure placed on the trading price of our common stock as a result of the resale of shares of our common stock issued in the private placement or even the perception that such shares will eventually be sold.

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

        Pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as disks and RAID controllers. These decreases in component price are customarily passed-on to customers by storage companies through the continuing decrease in price of storage hardware systems. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price, as opposed to features of products, and the introduction of new technologies, which leaves older technology vulnerable to pricing pressures. From December 2002 to March 2003, we reduced the SANnet II SCSI and SANnet II FC selling prices to customers who are not purchasing product pursuant to contracts with fixed prices, by approximate figures of up to 14% and 15%, respectively. We expect decreases in the selling price of our products to continue going forward, however, we cannot predict the level of such decreases at this time.

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

Restructuring Expenses

        In March 2001, we announced plans to reduce our full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions (the "March 2001 Restructuring"). The cost reduction actions were designed to reduce our breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. We recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million.

        In June 2001, we announced plans to further reduce our full-time workforce by up to 17% and reduce other expenses in response to a continuing economic downturn and overall decrease in revenue (the "June 2001 Restructuring"). As a result of these additional restructuring actions, we recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million.

        During the fourth quarter of 2001, we increased our March 2001 Restructuring accrual by approximately $0.2 million and our June 2001 Restructuring accrual by approximately $0.3 million due to the deterioration of various real estate markets and the inability to sublet excess space in our Carlsbad and New York City facilities.

        The following is a summary of restructuring activity recorded during the years ended December 31, 2002 and 2001 (in thousands):

March 2001 Restructuring

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002
Employee termination costs	$1,271	$(1,269)	$2	$—	$(2)	—
Impairment of property and equipment	1,007	(1,007)	—	—	—	—
Facility closures and related costs	792	(398)	394	693	(426)	661
Professional fees and other	20	(20)	—	—	—	—

Total	$3,090	$(2,694)	$396	$693	$(428)	$661

June 2001 Restructuring

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002
Employee termination costs	$259	$(259)	$—	$—	$—	$—
Impairment of property and equipment	350	(350)	—	—	—	—
Facility closures and related costs	1,206	(361)	845	857	(777)	925
Total	$1,815	$(970)	$845	$857	$(777)	$925

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

        As of December 31, 2002, we have federal and state net operating loss carryforwards of approximately $65.9 million and $63.1 million, respectively, which will begin to expire in the tax years ending 2009 and 2004, respectively. In addition, we have federal tax credit carryforwards of approximately $1.9 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards of $1.7 million, of which $1.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2006.

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

Restructuring Expenses

        In March 2001, we announced plans to reduce our full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions (the "March 2001 Restructuring"). The cost reduction actions were designed to reduce our breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. We recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million, as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees and other	20

Total	$2,935

        In June 2001, we announced plans to further reduce our full-time workforce by up to 17% and reduce other expenses in response to a continuing economic downturn and overall decrease in revenue (the "June 2001 Restructuring"). As a result of these additional restructuring actions, we recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million as follows (in thousands):

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

        During the fourth quarter of 2001, we increased our March 2001 Restructuring accrual by approximately $0.2 million and our June 2001 Restructuring accrual by approximately $0.3 million due to the deterioration of various real estate markets and the inability to sublet excess space in our Carlsbad and New York City facilities.

        The following is a summary of restructuring activity recorded during the year ended December 31, 2001 (in thousands):

March 2001 Restructuring

	Restructuring Expense	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001
Employee termination costs	$1,271	$(1,269)	$2
Impairment of property and equipment	1,007	(1,007)	—
Facility closures and related costs	792	(398)	394
Professional fees and other	20	(20)	—

Total	$3,090	$(2,694)	$396

June 2001 Restructuring

	Restructuring Expense	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001
Employee termination costs	$259	$(259)	$—
Impairment of property and equipment	350	(350)	—
Facility closures and related costs	1,206	(361)	845
Total	$1,815	$(970)	$845

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

        Subsequent to December 31, 2002, we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of common stock at a price of $3.75 per share. The shares in the private placement were sold at a price per share that was approximately 14% less than the five-day volume weighted average price of our common stock. We agreed to sell the shares in the private placement at a discount to the market price because the purchasers could not resell the shares to the public until the resale was registered, and the volume of shares sold in the private placement was very large. In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and to maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, U.S. Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We do not expect to incur any material losses with respect to our investment portfolio.

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Some of the information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting (the "Proxy Statement") under the headings "Proposal 1" and "Section 16(a) Beneficial Ownership Reporting Compliance." Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant at December 31, 2002."

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
4.5
Warrant to Purchase Shares of Common Stock dated May 24, 2002 (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.6	Common Stock Warrant dated December 19, 2002 (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.7
Warrant to Purchase Shares of Common Stock dated February 14, 2003 (filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.8	Common Stock Warrant dated March 14, 2003 (filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1	Product Purchase Agreement between the Registrant and Sun Microsystems, Inc. dated May 24, 2002.(7)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(8)
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(9)
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(10)
10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(11)
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(12)
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(13)
10.8
Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993 (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
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
10.24
2003 Executive Compensation Plan for James L. Lambert, effective January 1, 2003 (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.25
2003 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2003 (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.26
2003 Executive Compensation Plan for Preston Romm, effective January 1, 2003 (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
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
10.32
Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.33
Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.34
Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.35
Loan and Security Agreement dated as of October 24, 2002 by and among the Registrant, Dot Hill Systems B.V. and Sun Microsystems, Inc. (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.36	Promissory Note dated October 24, 2002 (filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.37
Intellectual Property Security Agreement dated as of October 24, 2002 by the Registrant and Dot Hill Systems B.V. in favor of Sun Microsystems, Inc. (filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to page 48.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: April 25, 2003

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

Name	Title	Date

/s/ JAMES L. LAMBERT James L. Lambert	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	April 25, 2003
/s/ PRESTON ROMM Preston Romm	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 25, 2003
/s/ CHARLES CHRIST* Charles Christ	Chairman of the Board of Directors	April 25, 2003
/s/ BENJAMIN BRUSSELL* Benjamin Brussell	Director	April 25, 2003
/s/ NORMAN R. FARQUHAR* Norman R. Farquhar	Director	April 25, 2003
/s/ DR. CHONG SUP PARK* Dr. Chong Sup Park	Director	April 25, 2003
/s/ W.R. SAUEY* W.R. Sauey	Director	April 25, 2003
*By:
/s/ JAMES L. LAMBERT (James L. Lambert, Attorney-in-fact)

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

Date: April 25, 2003
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

Date: April 25, 2003
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
4.5
Warrant to Purchase Shares of Common Stock dated May 24, 2002 (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.6	Common Stock Warrant dated December 19, 2002 (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.7
Warrant to Purchase Shares of Common Stock dated February 14, 2003 (filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.8	Common Stock Warrant dated March 14, 2003 (filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1	Product Purchase Agreement between the Registrant and Sun Microsystems, Inc. dated May 24, 2002.(7)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(8)
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(9)
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(10)
10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(11)
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(12)
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(13)
10.8
Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993 (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
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
10.24
2003 Executive Compensation Plan for James L. Lambert, effective January 1, 2003 (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.25
2003 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2003 (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.26
2003 Executive Compensation Plan for Preston Romm, effective January 1, 2003 (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
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
10.32
Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.33
Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.34
Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.35
Loan and Security Agreement dated as of October 24, 2002 by and among the Registrant, Dot Hill Systems B.V. and Sun Microsystems, Inc. (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.36	Promissory Note dated October 24, 2002 (filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.37
Intellectual Property Security Agreement dated as of October 24, 2002 by the Registrant and Dot Hill Systems B.V. in favor of Sun Microsystems, Inc. (filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to page 48.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

4. RESTRUCTURING COSTS AND ASSET WRITEDOWNS

        In March 2001, we announced plans to reduce our full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions (the "March 2001 Restructuring"). The cost reduction actions were designed to reduce our breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. We recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million, as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees and other	20

Total	$2,935

        In June 2001, we announced plans to further reduce our full-time workforce by up to 17% and reduce other expenses in response to a continuing economic downturn and overall decrease in revenue (the "June 2001 Restructuring"). As a result of these additional restructuring actions, we recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million, as follows (in thousands):

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

        During the fourth quarter of 2001, we increased our March 2001 Restructuring accrual by approximately $.2 million and our June 2001 Restructuring accrual by approximately $0.3 million restructuring accrual due to the continuing deterioration of various real estate markets and the inability to sublet excess space in our Carlsbad and New York City facilities.

        During the fourth quarter of 2002, we again increased our March 2001 Restructuring accrual by approximately $.7 million and our June 2001 Restructuring accrual by approximately $0.9 million to reflect additional deterioration of real estate markets in Carlsbad and New York City, as well as the effects of lease buyouts negotiated on several other facilities and a sublease arrangement reached on another facility.

        The following is a summary of restructuring activity recorded during the years ended December 31, 2002 and 2001 (in thousands):

March 2001 Restructuring

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002
Employee termination costs	$1,271	$(1,269)	$2	$—	$(2)	$—
Impairment of property and equipment	1,007	(1,007)	—	—	—	—
Facility closures and related costs	792	(398)	394	693	(426)	661
Professional fees and other	20	(20)	—	—	—	—

Total	$3,090	$(2,694)	$396	$693	$(428)	$661

June 2001 Restructuring

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002
Employee termination costs	$259	$(259)	$—	$—	$—	$—
Impairment of property and equipment	350	(350)	—	—	—	—
Facility closures and related costs	1,206	(361)	845	857	(777)	925
Total	$1,815	$(970)	$845	$857	$(777)	$925

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

        In accordance with this loan and security agreement, we agreed to obtain the consent of the customer prior to entering into any private equity issuances. Prior to the sale of the convertible preferred stock (see Note 12), we obtained the consent of the customer by issuing them a warrant to purchase shares of our common stock equal to 5% of the shares of our common stock issued to the purchasers of the preferred stock, based upon the conversion of the preferred stock, upon exercise of the warrants issued to the purchasers of the preferred stock and upon exercise of any rights granted to the purchasers of the preferred stock in connection with the transaction, during the term of this warrant, at a price of $3.25 per share. As of December 31, 2002, no shares of our common stock have been issued to the purchasers of the preferred stock. We determined the value of this warrant was insignificant and, accordingly, we do not expect this warrant to impact our future operations.

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

        Through the end of 2002, we also identified operating segments by market segment, which consisted of e-commerce, telecommunications and xSPs; government; and commercial and other customers. In 2001, we began to focus on indirect sales through channel partners regardless of the customer market served by those channel partners. In May 2002, we signed a key agreement with a particular channel partner, which partner began to ship product to its own customers during October 2002. Sales to that channel partner accounted for approximately 60% of our revenue during the fourth quarter of 2002 and approximately 25% of our revenue during the year ended December 31, 2002. We have no visibility into the type of markets and customers to which that channel partner, and many other channel partners, sell, and therefore no way to identify, record or track revenue generated by sales to those channel partners by market segment. Going forward, we expect sales to channel partners to increase. Therefore, beginning in 2003, we will no longer identify, record or track revenue and gross margin by market segment.

        We currently evaluate performance based on stand-alone segment revenue and gross margin. Because we do not currently maintain information regarding operating income at the operating segment level, such information is not presented.

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

        We have audited the consolidated financial statements of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 17, 2003; such report is included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
PART II
PART III
PART IV
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