Form 10-Q
period 2003-03-31
DOT HILL SYSTEMS CORP
filed 2003-05-15
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 32,228,690 shares outstanding as of May 14, 2003.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2003

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited – in thousands, except per share information)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,554	$10,082
Restricted cash	—	2,000
Accounts receivable, net of allowance of $942 and $751	12,042	6,304
Inventories	6,760	6,959
Prepaid expenses and other	2,418	2,313
Total current assets	42,774	27,658

PROPERTY AND EQUIPMENT, net	4,430	4,110
OTHER ASSETS	437	460
Total assets	$47,641	$32,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,928	$14,446
Accrued compensation	2,123	1,754
Accrued expenses	1,919	1,614
Deferred revenue	985	1,110
Income taxes payable	935	1,020
Short-term debt	—	4,552
Current portion of restructuring accrual	377	407
Total current liabilities	25,267	24,903

RESTRUCTURING ACCRUAL, net of current portion	1,102	1,179
BORROWINGS UNDER LINES OF CREDIT	295	275
OTHER LONG-TERM LIABILITIES	84	86
Total liabilities	26,748	26,443

CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000 shares authorized, 6 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000 shares authorized, 29,982 and 25,172 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	30	25
Additional paid-in capital	126,315	109,562
Deferred compensation	(43)	(48)
Accumulated other comprehensive loss	(404)	(318)
Accumulated deficit	(105,005)	(103,436)
Total stockholders’ equity	20,893	5,785
Total liabilities and stockholders’ equity	$47,641	$32,228

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(unaudited – in thousands, except per share information)

	Three Months Ended March 31,
	2003	2002
NET REVENUE	$30,522	$10,890
COST OF GOODS SOLD	24,985	8,526

GROSS MARGIN	5,537	2,364

OPERATING EXPENSES:
Sales and marketing	3,422	4,859
Engineering and product development	2,057	2,350
General and administrative	1,459	1,324
Total operating expenses	6,938	8,533

OPERATING LOSS	(1,401)	(6,169)

OTHER INCOME (EXPENSE):
Interest income	26	99
Interest expense	(47)	(33)
Loss on foreign currency transactions, net	(18)	(56)
Other expense, net	(24)	(21)
Total other expense, net	(63)	(11)

NET LOSS	$(1,464)	$(6,180)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(1,464)	$(6,180)
Dividends on preferred stock	(105)	—
Net loss attributable to common stockholders	$(1,569)	$(6,180)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.25)

WEIGHTED AVERAGE SHARES USED TO CALCULATE BASIC AND DILUTED NET LOSS PER SHARE	26,147	24,794

COMPREHENSIVE OPERATIONS:
Net loss	$(1,464)	$(6,180)
Foreign currency translation adjustments	(86)	114
Unrealized loss on marketable securities	—	(79)
Comprehensive loss	$(1,550)	$(6,145)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,464)	$(6,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	499	351
Loss on disposal of property and equipment	27	—
Provision for doubtful accounts and notes receivable	191	608
Stock-based compensation expense	5	13
Changes in operating assets and liabilities:
Accounts receivable	(5,929)	(1,093)
Inventories	199	1,307
Prepaid expenses and other assets	(82)	(359)
Accounts payable	4,482	1,869
Accrued compensation and other expenses	569	(442)
Deferred revenue	(125)	(251)
Income taxes payable	(85)	5
Restructuring accrual	(107)	(386)
Other liabilities	(2)	8
Net cash used in operating activities	(1,822)	(4,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(846)	(351)
Purchases of short-term investments	—	(44)
Net cash used in investing activities	(846)	(395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash and investments	2,000	—
Proceeds from bank and other borrowings	14,253	7,211
Payments on bank and other borrowings	(18,785)	(4,713)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	16,543	—
Proceeds from exercise of stock options	215	—
Proceeds from sale of stock to employees	—	133
Net cash provided by financing activities	14,226	2,631

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(86)	114

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,472	(2,200)
CASH AND CASH EQUIVALENTS, beginning of period	10,082	7,785
CASH AND CASH EQUIVALENTS, end of period	$21,554	$5,585

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$41	$12
Cash paid for income taxes	$85	$3

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Dividends payable on preferred stock	$105	$—

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill”, “we”, “our”, or “us) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions and conditions.

2.                                      Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented.  Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our net loss and basic and diluted net loss per share would have been increased to the following amounts (net loss amounts in thousands):

	Three Months Ended March 31,
	2003	2002

Net loss attributable to common stockholders as reported	$(1,569)	$(6,180)
Stock-based employee compensation expense included in reported net loss attributable to common stockholders	5	13
Stock-based employee compensation expense determined under fair value based method	(774)	(771)

Pro forma net loss attributable to common stockholders	$(2,338)	$(6,938)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.25)
Pro forma	$(0.09)	$(0.28)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002

Risk free interest rate	2.78%	3.03%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	86%	105%

3.                                      Earnings Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

The following table sets forth the reconciliation of the denominator of the net loss per share calculation (in thousands):

	Three Months Ended March 31,
	2003	2002
Shares used in computing basic net loss per share	26,147	24,794
Dilutive effect of stock options, stock warrants and convertible preferred stock	—	—
Shares used in computing diluted net loss per share	26,147	24,794

As of March 31, 2003, options to purchase 3,847,852 shares of our common stock at exercise prices ranging from $0.50 to $15.94 per share and warrants to purchase 2,021,337 shares of our common stock at exercise prices ranging from $2.97 to $4.50 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.  Additionally, preferred stock convertible into 1,846,152 shares of our common stock has also been excluded from the calculation of diluted net loss per share because its effect was antidilutive.

As of March 31, 2002, options to purchase 3,571,945 shares of our common stock at exercise prices ranging from $0.50 to $15.94 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

4.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist principally of purchased components used as raw materials. The following is a summary of inventories (in thousands):

	March 31, 2003	December 31, 2002
Purchased parts and materials	$4,477	$4,509
Work-in-process	69	120
Finished goods	2,214	2,330
	$6,760	$6,959

During the three months ended March 31, 2003 and 2002, we recorded inventory write downs of approximately $0.1 million and $0.8 million, respectively.

5.                                      Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties.  For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized.  There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition.  Our warranty cost activity for the three months ended March 31 is as follows (in thousands):

Accrued Warranty Costs	Balance at Beginning of Quarter	Charged to Operations	Deductions for Costs Incurred	Balance at End of Quarter
2003	$336	$204	$(204)	$336
2002	316	314	(314)	316

6.                                      Restructurings

In March 2001, we announced plans to reduce our full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions (the “March 2001 Restructuring”). The cost reduction actions were designed to reduce our breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. We recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million, as follows (in thousands):

Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees and other	20
Total	$2,935

In June 2001, we announced plans to further reduce our full-time workforce by up to 17% and reduce other expenses in response to a continuing economic downturn and overall decrease in revenue (the “June 2001 Restructuring”). As a result of these additional restructuring actions, we recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million, as follows (in thousands):

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

During the fourth quarter of 2001, we increased our March 2001 Restructuring accrual by approximately $0.2 million and our June 2001 Restructuring accrual by approximately $0.3 million due to the continuing deterioration of various real estate markets and the inability to sublet excess space in our Carlsbad and New York City facilities.

During the fourth quarter of 2002, we again increased our March 2001 Restructuring accrual by approximately $0.7 million and our June 2001 Restructuring accrual by approximately $0.9 million to reflect additional deterioration of real estate markets in Carlsbad and New York City, as well as the effects of lease buyouts negotiated on several facilities and a sublease arrangement reached on another facility.

The following is a summary of restructuring activity recorded through March 31, 2003 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at March 31, 2003

Employee termination costs	$2	$—	$(2)	$—	$—	$—
Facility closures and related costs	394	693	(426)	661	(59)	602
Total	$396	$693	$(428)	$661	$(59)	$602

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at March 31, 2003

Facility closures and related costs	$845	$857	$(777)	$925	$(48)	$877

We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of March 31, 2003.

7.                                      Stockholders' Equity

During March 2003, we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of our common stock at a price of $3.75 per share.  The shares in the private placement were sold at a price per share that was approximately 14% less than the five-day volume weighted average price of our common stock.  We agreed to sell the shares in the private placement at a discount to the market price because the purchasers could not resell the shares to the public until the resale was registered, and the volume of shares sold in the private placement was very large.  In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share.

In December 2002, we received gross proceeds of $6,000,000 from the sale of 6,000 shares of preferred stock and warrants in a private placement.  The preferred stock carried a 7% cumulative dividend.  On May 1, 2003, we converted all of the outstanding shares of preferred stock into 1,846,152 shares of our common stock at a per share price of $3.25.  The warrants granted to the holders of the preferred stock entitle them to purchase an aggregate of 369,229 shares of our common stock at a per share price of $3.25.  The warrants terminate upon the earlier of December 19, 2007 or our consummation of certain acquisition transactions.

8.                                      Legal Matters

We are subject to various legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of such claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

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

We previously also maintained and disclosed information by market segment, which consisted of e-commerce, telecommunications and service providers, or xSPs; government; and commercial and other customers. In 2001, we began to focus on indirect sales through channel partners regardless of the market segment served by those channel partners. In May 2002, we signed a key agreement with a particular channel partner, and that partner began to ship product to its own customers during October 2002. Sales to that channel partner accounted for approximately 60% of our revenue during the fourth quarter of 2002, approximately 25% of our revenue during the year ended December 31, 2002, and approximately 75% of our revenue during the first quarter of 2003. We have limited visibility into the type of market segments to which that channel partner, and many other channel partners, sell, and therefore we have no way to identify or track revenue generated by those channel partners by market segment. Going forward, we expect sales to channel partners to increase. Therefore, we have ceased to disclose information by market segment.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Families	Legacy and Other	Services	Tape Backup	Total
Three months ended:
March 31, 2003:
Net revenue	$27,930	$1,242	$734	$616	$30,522
Gross margin (loss)	$6,762	$(1,698)	$264	$209	$5,537
March 31, 2002:
Net revenue	$7,484	$2,217	$762	$427	$10,890
Gross margin (loss)	$2,287	$(82)	$37	$122	$2,364

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Families	Legacy and Other	Services	Tape Backup	Total
As of:
March 31, 2003:	$40,816	$1,897	$4,581	$347	$47,641
December 31, 2002	$23,590	$2,744	$5,605	$289	$32,228

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net revenue:
United States	$28,143	$7,058
Europe	1,630	2,995
Asia	749	837
	$30,522	$10,890

Operating (loss) income:
United States	$(1,125)	$(6,161)
Europe	(224)	85
Asia	(52)	(93)
	$(1,401)	$(6,169)

10.                               Sun Microsystems Loan Agreement

On October 24, 2002, we entered into a loan and security agreement with Sun Microsystems, Inc. (“Sun”), pursuant to which Sun loaned us approximately $4.5 million. The loan was secured by all of our assets. The loan was subject to a fixed interest rate of 2.0% per annum and due to be repaid no later than June 30, 2003. We repaid all principal and interest due under the loan and terminated our loan and security agreement with Sun during the first quarter of 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q.  Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2002.

Overview

We are an independent provider of highly reliable, high-performance disk-based data storage and networking solutions for the open systems computing environment, including Windows, Linux and all variations of Unix. Our solutions encompass a broad range of scalable products from stand-alone storage systems to complete, turnkey storage area networks (SANs). Our systems run on different protocols including Small Computer Systems Interface (SCSI) and Fibre Channel.

Beginning in 2001, we shifted our sales and marketing efforts away from direct sales and toward indirect sales through channel partners, including OEMs, VARs and system integrators. Our sales force is now focused on sales to channel partners regardless of the end-user market that those channel partners serve.

Our channel partners either integrate our systems into their products, private-label our products or simply sell our products off the shelf. In May 2002, we signed an OEM agreement with a key channel partner, Sun Microsystems, or Sun. Based on our anticipated need to manufacture product in large volume for Sun and other channel partners, we further refined our business strategy to include a third-party manufacturer, Solectron Corporation, or Solectron, to supply the bulk of our new product production capacity going forward, particularly for our next-generation, SANnet II family of disk systems.

During October 2002, we began shipping to Sun the first product in our SANnet II family of systems, SANnet II SCSI, for resale to Sun’s customers. Sales from this product accounted for approximately 60% and 47% of our net revenue in the fourth quarter of 2002 and the first quarter of 2003, respectively. We began shipping a second product, SANnet II Fibre Channel, or SANnet II FC, to Sun for resale to its customers in February 2003. We expect Sun to make generally available to its customers two additional products awarded under the OEM agreement during the second and third quarters of 2003.

Solectron manufactured a large portion of the pre-production units of SANnet II systems, and all of the SANnet II systems since the products’ release. We believe that the decision to outsource manufacturing will allow us to reduce expenses related to our internal manufacturing operations between the first and third quarters of 2003, and to instead enhance our research and development activities and provide continued engineering support to our channel partners.

Our on-site manufacturing operations, which are conducted from our headquarters in Carlsbad, California, consist primarily of the assembly and integration of components and subassemblies into our products, with certain of those subassemblies manufactured by independent contractors. We generally extend to our customers the warranties provided to us by our suppliers. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized and these costs have been insignificant. On a quarterly and annual basis our gross margins have been and will continue to be affected by a variety of factors, including competition, product configuration, product mix, the availability of new products and product enhancements and the cost and availability of components.

Pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as disks and RAID controllers. These decreases in component price are customarily passed on to customers by storage companies through the continuing decrease in price of storage hardware systems. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price as opposed to features of products, and the introduction of new technology, which leaves older technology vulnerable to pricing pressures. From December 2002 to March 2003, we reduced the SANnet II SCSI and SANnet II FC selling prices to customers who are not purchasing product pursuant to contracts with fixed prices by approximate figures of up to 14% and 15%, respectively.  We expect decreases in the selling price of our products to continue going forward.  However, we cannot predict the level of such decreases at this time.

We market and distribute our products and services through channel partners and through our direct sales force currently employed in 3 domestic offices and 6 overseas sales offices located in Japan, the United Kingdom, the Netherlands, Germany and Singapore.

Operating expenses consist primarily of rent, payroll, commissions, other selling and administrative expenses and engineering and product development costs and are recognized in the period incurred.

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

Results of Operations

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Net revenue	100.0%	100.0%
Cost of goods sold	81.9	78.3
Gross margin	18.1	21.7
Operating expenses:
Sales and marketing	11.2	44.6
Engineering and product development	6.7	21.6
General and administrative	4.8	12.2
Total operating expenses	22.7	78.4
Operating loss	(4.6)%	(56.7)%
Net loss attributable to common stockholders	(5.1)%	(56.8)%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net revenue

Net revenue reflects the invoiced amounts of products shipped, less reserves for estimated returns, and revenues from service contracts. Net revenue increased 180% to $30.5 million for the three months ended March 31, 2003 from $10.9 million for the three months ended March 31, 2002. The increase in net revenue was attributable to increased orders for our product from our channel partner, Sun, which accounted for approximately 75% of net revenue for the first quarter of 2003.  Sales of our SANnet and SANnet II products accounted for approximately 92% of net revenue, tape backup for approximately 2% of net revenue, services for approximately 2% of net revenue and legacy products and other for approximately 4% of net revenue for the first quarter of 2003. Sales to our OEM, system integrator and reseller partners accounted for approximately 89% of net revenue, and sales to direct customers accounted for approximately 9% of net revenue for the first quarter of 2003, with service and other revenue accounting for approximately 2% of net revenue for the first quarter of 2003.  For the three months ended March 31, 2002, sales of our SANnet and SANnet II products accounted for approximately 69% of net revenue, tape backup for approximately 4% of net revenue, services for approximately 7% of net revenue and legacy products and other revenue for approximately 20% of net revenue. For the three months ended March 31, 2002, sales to OEM, system integrator and reseller partners accounted for approximately 59% of net revenue, sales to direct customers accounted for approximately 32% of net revenue and service and other accounting for approximately 9% of net revenue.

Gross margin

Gross margin for the first three months of 2003 was $5.5 million, or 18.1% of net revenue, compared to a gross margin of $2.4 million, or 21.7% of net revenue, for the first three months of 2002. The products that we sell to Sun generally carry a lower gross margin than products sold to other customers.  Since the majority of our product mix was predominantly Sun-related items, our gross margin as a percentage of net revenue more closely approximated those lower gross margins.  Our first quarter 2003 gross margin was further reduced by a charge of $0.6 million for ramp-up costs and inefficiencies related to the launch of SANnet II FC.

As projected, our ramp-up costs for our SANnet II SCSI product diminished during the first quarter of 2003 as compared to the fourth quarter of 2002, and is on schedule to be phased-out by the end of the second quarter of 2003. The conclusion of ramp-up costs for our SANnet II SCSI product is expected to have a positive effect on gross margin, but is expected to be offset by the ramp-up costs for SANnet II FC, which were incurred in the first quarter of 2003 and are expected to be incurred in the second quarter of 2003. We also expect to incur ramp-up costs for our SANnet II Blade and SANnet II NAS products in the second and third quarters of 2003, but anticipate those costs to be substantially lower than the costs for the SANnet II SCSI and SANnet II FC products. By the fourth quarter of 2003, we anticipate that continuing cost reduction efforts in areas such as hard tooling and sub-assembly processes, as well as the conclusion of ramp-up costs on new SANnet II products, will enable us to attain overall gross margins in the mid-20% range.

Sales and marketing expenses

Sales and marketing expenses typically consist of salaries and commissions, advertising and promotional costs and travel expenses. During the first three months of 2003, sales and marketing expenses were $3.4 million, or 11.2% of net revenue, compared to $4.9 million, or 44.6% of net revenue for the first three months of 2002. The decrease in sales and marketing expenses is attributable to fixed cost reduction measures, such as geographical restructuring of the sales force and our efforts to focus our marketing resources on a smaller population of potential channel partners rather than broad and diverse direct sales markets.

During 2002, we engaged in an effort to leverage our existing sales force and marketing resources as part of our change in business strategy and reduce sales and marketing expenses. Accordingly, headcount in our sales and marketing areas decreased by 33 employees between March 31, 2002 and March 31, 2003. We expect to maintain approximately our current level of sales and marketing expenses throughout 2003.

Engineering and product development expenses

Engineering and product development expenses consist of project-related expenses and salaries for employees directly engaged in research and development. Engineering and product development expenses decreased 12.5% to $2.1 million for first three months of 2003 from $2.4 million for the first three months of 2002. The decrease in engineering and product development expenses is attributable to a reduction of prototype costs related to the development of our SANnet II product line of $0.7 million, offset by an increase in salary expense of $0.2 million as a result of our increasing the number of full-time direct engineering team members by 10, and an increase of product qualification expenses for our SANnet II fiber channel product line of $0.2 million.  We expect to add 11 more members to our engineering team over the course of 2003.

General and administrative expenses

General and administrative expenses consist of compensation to officers and employees performing administrative functions and expenditures for administrative facilities. General and administrative expenses increased 10.2% to $1.5 million for the first three months of 2003 from $1.3 million for the first three months of 2002. The increase was attributable to additional legal and other professional expenses incurred during the quarter ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2003, we had $21.6 million of unrestricted cash and cash equivalents. As of March 31, 2003, working capital was $17.5 million.

On October 24, 2002, we entered into a loan and security agreement with Sun, pursuant to which Sun loaned us approximately $4.5 million. The loan was secured by all of our assets and carried an interest rate of 2.0% per annum, compounded daily.  We repaid all principal and interest due under the loan and terminated our loan and security agreement with Sun in the first quarter of 2003.

In December 2002, we received gross proceeds of $6,000,000 from the sale of 6,000 shares of preferred stock and warrants in a private placement. The preferred stock carried a 7% cumulative dividend.  On May 1, 2003, we converted all of the outstanding shares of preferred stock into 1,846,152 shares of our common stock at a per share price of $3.25.  The warrants granted to the holders of the preferred stock entitle them to purchase an aggregate of 369,229 shares of our common stock at a per share price of $3.25. The warrants terminate upon the earlier of December 19, 2007 or our consummation of certain acquisition transactions.

During March 2003, we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of our common stock at a price of $3.75 per share. The shares in the private placement were sold at a price per share that was approximately 14% less than the five-day volume weighted average price of our common stock.  We agreed to sell the shares in the private placement at a discount to the market price because the purchasers could not resell the shares to the public until the resale was registered, and the volume of shares sold in the private placement was very large.  In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share.

Our Japanese subsidiary has three lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 70 million yen (approximately US $594,000 at March 31, 2003) at interest rates ranging from 1.7% to 2.6%.  Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of the Japanese subsidiary. As of March 31, 2003, the total amount outstanding under the four credit lines was approximately 35 million yen (approximately US $295,000).

We have an agreement with Wells Fargo Bank, National Association (the “Line of Credit”), which provides for borrowings of up to $15 million under a revolving line of credit that expires May 1, 2004. The maximum amount we may borrow under the Line of Credit is limited by the amount of our cash and investment balances held at the bank at any given time and may be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under the Line of Credit are collateralized by a pledge of our deposits held at the bank. As of March 31, 2003, the amount available on this Line of Credit was approximately $15 million.  Borrowings under the Line of Credit incur interest at the bank’s prime rate or 50 basis points above LIBOR, at our option. Monthly payments consist of interest only, with the principal due at maturity. As of March 31, 2003, there was no balance outstanding under the Line of Credit.

We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we may need additional capital to pursue acquisitions or significant capital improvements, neither of which is currently contemplated. Although we expect to achieve profitability in the second quarter of 2003, we currently do not generate sufficient cash from operations to meet our capital requirements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage third party manufacturers, the course of our relationship with key customers (including Sun), partners (including Solectron) and suppliers (including Infortrend, our supplier of controllers), the timing and extent of the introduction of new products and services, and growth in personnel and operations.

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

We experienced  net losses of $34.3 million for the year 2002 and $1.5 million for the three-month period ended March 31, 2003 and may continue to experience losses and may need to raise additional funds to continue our operations.

For the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $34.3 million, $43.3 million and $948,000, respectively. For the three-month period ended March 31, 2003, the Company incurred a net loss of $1.5 million.  We cannot provide assurance that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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

Our available cash and cash equivalents balance as of March 31, 2003 was $21.6 million.  We cannot provide any assurance that we will not be required in the future to restrict our cash in connection with our supplier relationships or otherwise. As of March 31, 2003, our accumulated deficit was $105.0 million. Under our line of credit with Wells Fargo, we can borrow up to $15 million.  Any amounts borrowed must be secured by cash or cash equivalents. As of March 31, 2003, there was no outstanding balance on this line of credit. Other than credit related to trade payables incurred in the normal course of business and our line of credit with Wells Fargo, we do not have any other significant credit arrangements in place as of the date of this report.

We may need to raise additional funds to continue our operations, either through borrowings or the sale of our debt or equity securities. Unanticipated events, such as Sun’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise funds sooner than we expect. We may not be able to raise additional funds in the future on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. We may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our shift in business strategy to focus on channel partners will further increase our dependence on sales to a relatively small number of customers.

Historically, a material percentage of our net revenue in each year has been derived from a limited number of customers. For the years ended December 31, 2002, 2001 and 2000, our top five customers accounted for approximately 47%, 36% and 37% of our net revenue, respectively. Sales to Sun accounted for 25% of our net revenue for the year ended December 31, 2002. Sales to

Comverse Network Systems, an OEM customer, accounted for 10% and 15% of our net revenue for the years ended December 31, 2002 and 2001, respectively. For the quarter ending March 31, 2003, sales to Sun accounted for 75% of net revenue.  Changes in timing or volume of purchases by such major customers could harm our results. In addition, a significant portion of our net revenue to date has been concentrated in the UNIX marketplace, and within the UNIX marketplace, a significant portion of our net revenue is associated with versions of UNIX manufactured by Sun.

As we shift our business strategy to place greater emphasis on sales to channel partners, we expect to experience further concentration in our customer base. We expect many of our existing customers that buy directly from us to stop purchasing directly from us and begin purchasing our products through our channel partners. In particular, we expect to receive a substantial portion of our projected net revenue for the year ended December 31, 2003 from sales of our products to Sun. As a result, if our relationship with Sun or other significant channel partners does not expand or is otherwise disrupted, we could lose substantially all of our anticipated net revenue. There is no guarantee that these relationships will expand or not otherwise be disrupted. Factors that could influence our relationship with significant channel partners, including Sun, include:

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

None of our contracts with our existing channel partners, including Sun, contain any minimum purchasing commitments. Further, we do not expect that any future contracts with channel partners will include any minimum purchasing commitments. In addition, these contracts do not require our channel partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. As a result, our channel partners are free to sell the products of our competitors.

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

A portion of our existing inventory may become obsolete which could harm our operating results during any period in which we must take charges related to such inventory.

As of March 31, 2003, we had approximately $6.8 million in inventory. As a result of our transition to outsource manufacturing, our shift in our business strategy to primarily indirect channel sales and the continued slow economy, we expect that a material portion of our current SANnet inventory may become obsolete.  We may be required to take additional charges in the future for excess and obsolete inventory if our transition from direct to indirect sales occurs more rapidly or completely than we presently anticipate or if our product sales do not meet our projected sales levels.

Our results have varied in the past and we may have difficulty predicting results due to both internal and external factors affecting our business and operations.

Our quarterly operating results have varied in the past as shown in the following table:

Quarter	Net Revenue	Net Loss
	($ millions)	($ millions)

First Quarter 2001	18.6	28.7
Second Quarter 2001	14.9	5.7
Third Quarter 2001	12.3	3.3
Fourth Quarter 2001	10.5	5.7
First Quarter 2002	10.9	6.2
Second Quarter 2002	11.2	8.9
Third Quarter 2002	8.6	7.3
Fourth Quarter 2002	16.3	11.9
First Quarter 2003	30.5	1.5

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

Sales for any future period are not predictable with any degree of certainty. Although we have historically operated with limited order backlog, we expect that we will experience increased backlog as we shift our business strategy to focus on indirect sales. As of March 31, 2003 we had an order backlog of $36.7 million principally attributable to commitments to purchase by Sun. However, the backlog does not represent actual sales and our customers, including Sun, generally have the right to cancel, extend or reschedule orders at any time. Our backlog is comprised almost entirely of orders that can be cancelled and rescheduled. If our customers do not cancel or reschedule orders in a given period, our backlog will be a reliable indicator of revenue levels for that period.  However, if customers cancel or reschedule orders in the backlog, then our backlog will not be a reliable indicator of revenue levels for that period.  Without the benefit of hindsight, we do not and cannot know when backlogged orders will be cancelled or rescheduled.  Therefore, although we do not expect that a significant portion of our backlog orders will be cancelled in 2003, our backlog may not be a reliable indicator of future sales.

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

•                                          customers’ internal review and testing procedures; and

•                                          our engineering work to integrate a storage solution with a customer’s system.

Our business strategy is to focus primarily on channel partners, with whom sales cycles are generally lengthier, more costly and less certain than sales to end-users. Also, we are in the process of launching our new SANnet II product line; SANnet II SCSI was made generally available in October 2002, SANnet II FC was made generally available in February 2003 and SANnet II Blade and NAS are yet to be made generally available. This shift toward new products may affect the sales cycles and predictability of orders. To the extent that we complete significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. Our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. There is no assurance that we will experience sales growth in future periods.

Our industry has experienced an economic downturn that has significantly harmed our net revenue and operating results and may continue to do so in the future. Historically, our net revenue has been derived primarily from direct sales to customers in the xSPs, telecommunications, e-commerce and government sectors. For the years ended December 31, 2002, 2001 and 2000, sales to e-commerce, telecommunications, and xSPs customers were 22%, 37% and 39%, respectively, and sales to the government sector were 18%, 16% and 13%, respectively, of our net revenue. Although our strategic focus on indirect sales has already shifted our customer base away from our traditional direct sales markets, such as xSPs, telecommunications and e-commerce sectors, an economic downturn in any industry targeted by our channel partners could significantly adversely impact our sales.

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

From time to time there is a significant market demand for disk drives, tape drives, RAID controllers, and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components could delay our ability to deliver our products in a timely manner. For example, we estimate that replacing Infortrend’s RAID controllers with those of another supplier would involve several months of hardware and software modification, which could significantly harm our ability to meet our customers’ orders for our products and therefore damage our customer relationships and result in a loss of sales.

In May 2002, we entered into an agreement with Solectron under which we will rely on Solectron to manufacture our new products including our SANnet II family of systems. Approximately 32% of our total raw material purchases for the year ended December 31, 2002 consisted of payments to Solectron for such services. If our agreement with Solectron terminates or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for these products in a timely manner. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet Sun’s engineering, qualification and logistics requirements. If our agreement with Solectron terminates, we may be unable to find another suitable external manufacturer.

In addition, we subcontract some of our other manufacturing, such as plastic molding, sheet metal bending, PCB fabrication and certain assemblies, to qualified suppliers in the United States and Asia. We own the design and tools/molds associated with the manufacture of these parts. The third parties that we rely on for these production activities include, but are not limited to, Pan Dimensional for PCBA assemblies and Paris Precision for sheet metal assemblies. If we were required to have other third parties provide subassembly products and services work, it could take several months to achieve the same levels of productivity and quality with new third party suppliers. These delays could significantly harm our ability to meet our customers’ orders for our products and therefore could damage our customer relationships and result in a loss of sales.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly, time-consuming litigation  or even the inability to offer certain products.

We rely primarily on copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for the SANnet, SANpath, SANscape, SANnet Axis, Dot Hill and the Dot Hill logo. We also have eight U.S. patents and no patents pending as of March 31, 2003.  We do not expect that our patents will provide us with any meaningful competitive advantage relative to the other protections we rely on. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

From time to time third parties may assert exclusive patent, copyright or other intellectual property rights relating to technologies that are important to us or the industry in which we operate.  We have been contacted by a third party that has asserted that we may require a license from that third party to manufacture or commercialize our products.  We are evaluating those assertions and are in active discussions with that party regarding the terms of a possible license.  Any such license will likely require us to pay upfront and/or ongoing royalty payments, which payments may be substantial.  If we are unable to obtain licenses to protected technology used in our products, we could be prohibited from marketing our products.  We could also incur substantial costs resulting from legal proceedings in which we may become involved, or in redesigning our products.  If our products were found to infringe a third party’s intellectual property rights, we could be required to pay damages to that party and/or be prohibited from selling those products.  We expect that providers of storage will increasingly be subject to infringement claims as the number of products and competitors grows.

Further, if any of such third parties lodged formal infringement claims against us, we cannot assure you that we would prevail in any litigation. Moreover, we cannot assure you that additional third parties will not assert infringement claims against us in the future. If we were to become party to any litigation to protect our intellectual property from infringement by a third party, or as a result of a claim that our products and technologies infringe the intellectual property of a third party, we would likely incur substantial legal fees and expenses and our management’s attention would be distracted from the operations of our business. Further, any settlement or adverse judgment involving a determination that our products or technology infringe the intellectual property of a third party could require us to pay substantial damages or royalties to a third party which could impede our ability to price our products competitively and could adversely affect our gross margins. In such event we could also be required to obtain a license from the third party to continue to sell our products or use our technologies. We may not be able to obtain a license from a third party on commercially reasonable terms, or at all. If we or our suppliers were unable to license protected technology, we could be prohibited from marketing products that incorporate the protected technology. We could also incur substantial costs to redesign our products in a manner to avoid infringement of third party intellectual property rights.

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

Pricing pressures exist in the data storage market, and have had and may in the future continue to have an adverse effect on our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as disks and RAID controllers. These decreases in component price are customarily passed-on to customers by storage companies through the continuing decrease in price of storage hardware systems. Pricing pressures are also due, in part, to: the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales; the narrowing of functional differences among competitors, which forces companies to compete on price, as opposed to features of products, and; the introduction of new technology, which leaves older technology vulnerable to pricing pressures. From December

2002 to March 2003, we reduced the SANnet II SCSI and SANnet II FC selling prices to customers who are not purchasing product pursuant to contracts with fixed prices, by approximate figures of up to 14% and 15%, respectively.  We expect decreases in the selling price of our products to continue going forward, however, we cannot predict the level of such decreases at this time.

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

Our products may contain undetected errors or failures when first introduced or as new versions are released. During 2003, we plan to introduce a number of new products, particularly in our next-generation family of systems, SANnet II. We cannot ensure that, despite testing, errors will not be found in products after shipments, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim, if successful, could distract management’s attention from operating our business and result in damage claims against us that may not be covered by our insurance.

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

As of March 31, 2003, our executive officers, directors and their affiliates beneficially owned approximately 17.2% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

Our Certificate of Incorporation and Bylaws contain a number of provisions that could impede a takeover or change in control of us, including but not limited to a classified board of directors, the elimination of our stockholders’ ability to take action by written consent and limitations on the ability of our stockholders to remove a director from office without cause. Our board may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by our Board without stockholder approval. Each of these provisions gives our Board, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests.

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

Interest Rate and Credit Risk

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

The following table provides information about our investment portfolio at March 31, 2003 and December 31, 2002 (in thousands). For investment securities, the table presents carrying value at March 31 and December 31, as applicable, and related weighted average interest rates by expected maturity dates.

	March 31, 2003	December 31, 2002
Cash equivalents	$5,824	$10,084
Average interest rate	1.5%	3.3%
Short-term investments	$—	$—
Average interest rate	—	—
Total portfolio	$5,824	$10,084
Average interest rate	1.5%	3.3%

We have a line of credit agreement, which incurs interest at a variable rate. We do not currently have any balances outstanding under this line. However, if we were to borrow funds under this line of credit, we would be exposed to interest rate risk on this debt.  Our lines of credit with a Japanese bank are at fixed interest rates, therefore, we do not have any interest rate risk exposure on these debts.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filing date of this Periodic Report on Form 10-Q (the “Evaluation Date”), have concluded that as of such date, our disclosure controls and procedures are adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in Internal Controls

There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Part II.  Other Information

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business.  The outcome of the claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 2.  Changes in Securities and Use of Proceeds

In March of 2003, we completed a private placement of 4,750,000 shares of common stock to certain select institutional investors at a price of $3.75 per share.  The offering generated net proceeds of approximately $16.8 million for the Company. In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share.  We intend to use the proceeds from this transaction for general corporate purposes.

The sale and issuance of common stock in the transaction described in the preceding paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.                                                                List of Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference).

3.2	By-laws of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference).

4.1

Warrant to Purchase Shares of Common Stock dated February 14, 2003 (filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and incorporated herein by reference).

4.2	Common Stock Warrant dated March 14, 2003 (filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and incorporated herein by reference).

10.1

Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto (filed as Exhibit 10.33 to the

Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and incorporated herein by reference).

10.3

Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and incorporated herein by reference).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.                                      Reports on Form 8-K

1.	The registrant filed a report on Form 8-K, dated January 14, 2003, announcing the completion and terms of a private placement of the Company’s common stock closed in December 2002.

2.	The registrant filed a report on Form 8-K, dated January 30, 2003, announcing the Company’s fourth quarter 2002 earnings.

3.	The registrant filed a report on Form 8-K, dated March 19, 2003, announcing the completion of a private placement of the Company’s common stock closed in March 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	By	/s/ James L. Lambert
James L. Lambert
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2003	By	/s/ Preston Romm
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Preston Romm
Preston Romm
Chief Financial Officer