Form 10-Q
period 2003-06-30
DOT HILL SYSTEMS CORP
filed 2003-08-08
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3460176 (I.R.S. Employer Identification No.)
6305 El Camino Real, Carlsbad, CA (Address of principal executive offices)	92009 (Zip Code)
(760) 931-5500 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 32,474,273 shares outstanding as of August 5, 2003.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended June 30, 2003

INDEX

Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—December 31, 2002 and June 30, 2003	1
	Condensed Consolidated Statements of Operations and Comprehensive Operations—Three months ended June 30, 2002 and 2003 and six months ended June 30, 2002 and 2003	2
	Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2002 and 2003	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
Part II. Other Information		29
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		31

Part I.    Financial Information

Item 1.    Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited—in thousands, except per share information)

	December 31, 2002	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$10,082	$20,632
Restricted cash	2,000	—
Short-term investments	—	10,045
Accounts receivable, net of allowance of $751 and $825	6,304	14,803
Inventories	6,959	3,495
Prepaid expenses and other	2,313	3,314

Total current assets	27,658	52,289
Property and equipment, net	4,110	4,400
Other assets	460	1,405

Total assets	$32,228	$58,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,446	$24,587
Accrued compensation	1,754	2,619
Accrued expenses	1,614	2,539
Deferred revenue	1,110	1,362
Income taxes payable	1,020	942
Short-term debt	4,552	—
Current portion of restructuring accrual	407	384

Total current liabilities	24,903	32,433
Restructuring accrual, net of current portion	1,179	919
Borrowings under lines of credit	275	266
Other long-term liabilities	86	70

Total liabilities	26,443	33,688

Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 6 and 0 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 25,172 and 32,273 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	25	32
Additional paid-in capital	109,562	127,405
Deferred compensation	(48)	(38)
Accumulated other comprehensive loss	(318)	(511)
Accumulated deficit	(103,436)	(102,482)

Total stockholders' equity	5,785	24,406

Total liabilities and stockholders' equity	$32,228	$58,094

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited—in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net Revenue	$11,206	$48,428	$22,096	$78,950
Cost of Goods Sold	10,933	38,415	19,459	63,400

Gross Profit	273	10,013	2,637	15,550

Operating Expenses:
Sales and marketing	8,636	3,391	13,495	6,812
Research and development	2,517	2,841	4,867	4,897
General and administrative	1,490	1,610	2,814	3,071

Total operating expenses	12,643	7,842	21,176	14,780

Operating Income (Loss)	(12,370)	2,171	(18,539)	770

Other Income (Expense):
Interest income	188	97	287	123
Interest expense	(33)	(23)	(66)	(70)
Gain (loss) on foreign currency transactions, net	31	320	(25)	302
Other income (expense), net	2	6	(19)	(18)

Total other income, net	188	400	177	337

Income (Loss) Before Income Taxes	(12,182)	2,571	(18,362)	1,107
Income Tax Benefit (Expense)	3,300	(11)	3,300	(11)

Net Income (Loss)	$(8,882)	$2,560	$(15,062)	$1,096

Net Income (Loss) Attributable to Common Stockholders:
Net income (loss)	$(8,882)	$2,560	$(15,062)	$1,096
Dividends on preferred stock	—	36	—	141

Net income (loss) attributable to common stockholders	$(8,882)	$2,524	$(15,062)	$955

Net Income (Loss) Per Share:
Basic	$(0.36)	$0.08	$(0.61)	$0.03

Diluted	$(0.36)	$0.07	$(0.61)	$0.03

Weighted Average Shares Used to Calculate Net Income (Loss) Per Share:
Basic	24,913	31,576	24,854	28,877

Diluted	24,913	35,669	24,854	32,954

Comprehensive Operations:
Net income (loss)	$(8,882)	$2,560	$(15,062)	$1,096
Foreign currency translation adjustments	(167)	(92)	(53)	(177)
Net unrealized loss on short-term investments	(71)	(16)	(150)	(16)

Comprehensive income (loss)	$(9,120)	$2,452	$(15,265)	$903

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—in thousands)

	Six Months Ended June 30,
	2002	2003
Cash Flows From Operating Activities:
Net income (loss)	$(15,062)	$1,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	693	1,042
Loss on disposal of property and equipment	—	27
Provision for doubtful accounts and note receivable	468	74
Stock-based sales and marketing expenses	3,647	—
(Gain) loss on sales of short-term investments	(71)	1
Stock-based compensation expense	26	10
Changes in operating assets and liabilities:
Accounts receivable	(1,057)	(8,573)
Inventories	4,954	3,464
Prepaid expenses and other assets	254	(1,946)
Accounts payable	756	10,141
Accrued compensation and other expenses	(180)	1,790
Deferred revenue	(157)	252
Income taxes payable	(2,388)	(78)
Restructuring accrual	(785)	(283)
Other liabilities	24	(16)

Net cash provided by (used in) operating activities	(8,878)	7,001

Cash Flows From Investing Activities:
Purchases of property and equipment	(348)	(1,359)
Sales of short-term investments	8,637	1,530
Purchases of short-term investments	(44)	(11,592)

Net cash provided by (used in) investing activities	8,245	(11,421)

Cash Flows From Financing Activities:
(Increase) decrease in restricted cash and investments	(7,268)	2,000
Proceeds from bank and other borrowings	16,261	22,848
Payments on bank and other borrowings	(9,005)	(27,409)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	—	16,543
Proceeds from exercise of stock options	—	958
Proceeds from sale of stock to employees	133	348
Dividends paid to preferred stockholders	—	(141)

Net cash provided by financing activities	121	15,147

Effect of Exchange Rate Changes on Cash	(53)	(177)

Net Increase (Decrease) in Cash and Cash Equivalents	(565)	10,550
Cash and Cash Equivalents, beginning of period	7,785	10,082

Cash and Cash Equivalents, end of period	$7,220	$20,632

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$54	$61

Cash paid for income taxes	$51	$95

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. ("Dot Hill", "we", "our" or "us") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to the prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.     Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue 00-21 to have a significant effect on our financial statements.

        In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Account Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of this statement, effective July 1, 2003, is expected to have an insignificant effect on our financial statements.

3.     Stock-Based Compensation

        We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

        Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, our net

income (loss) and basic and diluted net income (loss) per share would have been the following amounts (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss) attributable to common stockholders as reported	$(8,882)	$2,524	$(15,062)	$955
Stock-based employee compensation expense included in reported net income (loss) attributable to common stockholders	13	5	26	10
Stock-based employee compensation expense determined under fair value based method	(306)	(530)	(1,077)	(1,304)

Pro forma net income (loss) attributable to common stockholders	$(9,175)	$1,999	$(16,133)	$(339)

Basic net income (loss) per share:
As reported	$(0.36)	$0.08	$(0.61)	$0.03
Pro forma	$(0.37)	$0.06	$(0.65)	$(0.01)
Diluted net income (loss) per share:
As reported	$(0.36)	$0.07	$(0.61)	$0.03
Pro forma	$(0.37)	$0.06	$(0.65)	$(0.01)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2002	2003
Risk free interest rate	3.03%	2.52%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	105%	82%

4.     Earnings Per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by including other common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

        The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Shares used in computing basic net income (loss) per share	24,913	31,576	24,854	28,877
Dilutive effect of stock options and stock warrants	—	3,464	—	2,843
Dilutive effect of convertible preferred stock	—	629	—	1,234

Shares used in computing diluted net income (loss) per share	24,913	35,669	24,854	32,954

        For the three months ended June 30, 2003 and 2002, outstanding options to purchase 290,437 and 3,581,736 shares of our common stock, respectively, and outstanding warrants to purchase 0 and 1,239,527 shares of our common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive.

        For the six months ended June 30, 2003 and 2002, outstanding options to purchase 480,691 and 3,581,736 shares of our common stock, respectively, and outstanding warrants to purchase 0 and 1,239,527 shares of our common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive.

5.     Short-Term Investments

        The following table summarizes our short-term investments as of June 30, 2003 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
U.S. Government securities	$7,137	$31	$7	$7,113
Commercial paper	2,924	—	8	2,932

	$10,061	$31	$15	$10,045

        The cost and fair value at June 30, 2003 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value
Due in one year or less	$5,492	$5,477
Due after one year through two years	4,569	4,568

	$10,061	$10,045

        As of December 31, 2002, we did not have any securities classified as short-term investments.

6.     Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2002	June 30, 2003
Purchased parts and materials	$4,509	$1,766
Work-in-process	120	55
Finished goods	2,330	1,674

	$6,959	$3,495

        During the six months ended June 30, 2003 and 2002, we recorded inventory write-downs of $0.5 million and $3.5 million, respectively. During the three months ended June 30, 2003 and 2002, we recorded inventory write-downs of $0.4 million and $3.1 million, respectively.

7.     Product Warranties

        We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Our warranty cost activity for the six months ended June 30 is as follows (in thousands):

Six Months Ended June 30,	Accrued Warranty Costs at Beginning of Period	Charged to Operations	Deductions for Costs Incurred	Accrued Warranty Costs at End of Period
2003	$336	$394	$(394)	$336
2002	316	679	(679)	316

8.     Restructurings

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

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and closure of the New York City location.

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

        The following is a summary of restructuring activity recorded during the period from January 1, 2002 to June 30, 2003 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at June 30, 2003
Employee termination costs	$2	$—	$(2)	$—	$—	$—
Facility closures and related costs	394	693	(426)	661	(152)	509

Total	$396	$693	$(428)	$661	$(152)	$509

June 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at June 30, 2003
Facility closures and related costs	$845	$857	$(777)	$925	$(131)	$794

        We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of June 30, 2003.

9.     Stockholders' Equity

        On May 17, 2003 we adopted a plan to provide certain rights to our stockholders, or a rights plan. Terms of the rights plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The dividend was payable on May 30, 2003 to our stockholders of record on that date. Each such purchase right entitles the registered holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock at a price of $50.00, subject to adjustment. Each one one-hundredth of a share of this series of preferred stock has designations and powers, preferences and rights, and qualifications, limitations and restrictions that make its value approximately equal to the value of one share of our common stock.

        During March 2003, we raised net proceeds of approximately $16.8 million in a private placement of 4,750,000 shares of our common stock at a price of $3.75 per share. The shares in the private placement were sold at a price per share that was approximately 14% less than the five-day volume weighted average price of our common stock. We agreed to sell the shares in the private placement at a discount to the market price because the purchasers could not resell the shares to the public until the resale was registered. In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share.

        During December 2002, we received gross proceeds of $6.0 million from the sale of 6,000 shares of preferred stock and warrants in a private placement. The preferred stock carried a 7% cumulative dividend. On May 1, 2003, we converted all of the outstanding shares of preferred stock into 1,846,152 shares of our common stock at a per share price of $3.25. The warrants granted to the holders of the preferred stock entitle them to purchase an aggregate of 369,229 shares of our common stock at a per share price of $3.25. The warrants terminate upon the earlier of December 19, 2007 or our consummation of certain acquisition transactions.

10.   Income Taxes

        We have federal and state net operating loss carryforwards as of December 31, 2002 of approximately $65.9 million and $63.1 million, respectively. These net operating loss carryforwards are available to offset taxable income generated in 2003 and future years, and such federal and state amounts will begin to expire in the tax years ending 2009 and 2003, respectively. In addition, we have federal tax credit carryforwards as of December 31, 2002 of approximately $1.9 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards as of December 31, 2002 of $1.7 million, of which $1.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2006. Pursuant to current tax regulations, the annual use of certain of our federal and state net operating loss and tax credit carryforwards is limited as a result of a cumulative change in ownership of more than 50%. Future additional changes in ownership may further limit the use of such amounts.

11.   Legal Matters

        We are subject to various legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of such claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

12.   Segments and Geographic Information

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

        Our operating segments are organized on the basis of products and services. We have identified operating segments that consist of our SANnet family of systems, legacy and other and services. We currently evaluate performance based on stand-alone segment revenue and gross margin. Because we do not currently maintain information regarding operating income at the operating segment level, such information is not presented.

        We previously also maintained and disclosed information by market segment, which consisted of e-commerce, telecommunications and service providers, or xSPs; government; and commercial and other customers. In 2001, we began to focus on indirect sales through channel partners regardless of the market segment served by those channel partners. In May 2002, we signed a key agreement with a particular channel partner, and that partner began to ship product to its own customers during October 2002. Sales to that channel partner accounted for approximately 62% of our revenue during the fourth quarter of 2002, approximately 75% of our revenue during the first quarter of 2003 and approximately 85% of our revenue during the quarter ended June 30, 2003. We have limited visibility into the type of market segments to which that channel partner, and many other channel partners, sell, and therefore we have no way to identify or track revenue generated by those channel partners by market segment. Going forward, we expect sales to channel partners to increase. Therefore, we have ceased to disclose information by market segment.

        Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total
Three months ended:
June 30, 2003:
Net revenue	$46,174	$1,258	$996	$48,428
Gross profit (loss)	$11,213	$(1,648)	$448	$10,013
June 30, 2002:
Net revenue	$8,543	$2,046	$617	$11,206
Gross profit (loss)	$2,660	$(2,404)	$17	$273
Six months ended:
June 30, 2003:
Net revenue	$74,103	$3,117	$1,730	$78,950
Gross profit (loss)	$17,975	$(3,137)	$712	$15,550
June 30, 2002:
Net revenue	$16,027	$4,690	$1,379	$22,096
Gross profit (loss)	$4,947	$(2,364)	$54	$2,637

        Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total
As of:
June 30, 2003	$54,030	$1,646	$2,418	$58,094

December 31, 2002	$23,590	$3,033	$5,605	$32,228

        Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net revenue:
United States	$7,053	$45,725	$14,110	$73,868
Europe	3,367	1,694	6,362	3,324
Asia	786	1,009	1,624	1,758

	$11,206	$48,428	$22,096	$78,950

Operating income (loss):
United States	$(12,234)	$1,816	$(18,394)	$691
Europe	(46)	59	38	(165)
Asia	(90)	296	(183)	244

	$(12,370)	$2,171	$(18,539)	$770

        Net revenue is recorded in the geographic area in which the sale is originated.

13.   Sun Microsystems Loan Agreement

        On October 24, 2002, we entered into a loan and security agreement with Sun Microsystems, Inc. ("Sun"), pursuant to which Sun loaned us approximately $4.5 million. The loan was secured by all of our assets. The loan was subject to a fixed interest rate of 2.0% per annum and due to be repaid no later than June 30, 2003. We repaid all principal and interest due under the loan and terminated our loan and security agreement with Sun during the first quarter of 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

        Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

        The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2002.

Overview

        We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete turn-key, multi-terabyte storage area networks, provides end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance.

        Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun's customers since October 2002. We continue to develop new products for resale by Sun and other channel partners and expect to begin shipping two additional new products for resale later this year. We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.

        As part of our focus on indirect sales channels, we have outsourced substantially all of our manufacturing operations to Solectron, a leading electronics manufacturing services company. Our agreement with Solectron allows us to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of Solectron's manufacturing and procurement economies of scale.

        We derive revenue primarily from sales of our SANnet II family of products. In prior periods, we derived a significant portion of our revenue from sales of our legacy products and SANnet I family of products. Except for one OEM customer to whom we continue to sell our SANnet I products, we have transitioned all customers to our SANnet II products. We derive a portion of our revenue from services associated with the maintenance service we provide for our installed products. In May 2003, we entered into a services agreement with Anacomp, Inc. to provide all maintenance, warranty and non-warranty services for our SANnet I and certain legacy products.

        Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation and amortization of equipment used in the production and service departments, production facility rent and allocation of overhead.

        Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Research and development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development. General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions and expenditures for administrative facilities. Restructuring expenses consist primarily of employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities.

        Other income is comprised primarily of interest income earned on our cash, cash equivalents, restricted cash and short-term investments and other miscellaneous income and expense items.

        In August 1999, Box Hill Systems merged with Artecon and we changed our name to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters is located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. As a part of our on-going internal processes, we evaluate our estimates, including those related to inventory write-downs, warranty cost accruals, revenue recognition, bad debt allowances, long-lived assets valuation, intangible assets valuation, income taxes, including deferred income tax asset valuation, litigation and contingencies. We base these estimates upon both historical information and other assumptions that we believe are valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.

        We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

        We recognize revenue from hardware sales upon transfer of title. Certain of our sales arrangements include multiple elements. Generally these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty-related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts, this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar service, that is, the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally twelve months. Revenue from installation and training is recognized as the services are performed.

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

Valuation of Inventories

        Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead. We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. Although we strive to ensure the accuracy of our forecasts, we periodically are faced with uncertainties. The outcomes of these uncertainties are not within our control, and may not be known for prolonged periods of time. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and commitments, and consequently, on our operating results. If actual market conditions become less favorable than those forecasted, additional inventory write-downs might be required, adversely affecting operating results.

Results of Operations

        The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.3	97.6	80.3	88.1

Gross profit	20.7	2.4	19.7	11.9

Operating expenses:
Sales and marketing	7.0	77.1	8.6	61.1
Research and development	5.9	22.5	6.2	22.0
General and administrative	3.3	13.3	3.9	12.7

Total operating expenses	16.2	112.9	18.7	95.8

Operating income (loss)	4.5	(110.4)	1.0	(83.9)

Net income (loss)	5.3%	(79.3)%	1.4%	(68.2)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Revenue

        Net revenue increased $37.2 million, or 332.2%, to $48.4 million for the three months ended June 30, 2003 from $11.2 million for the three months ended June 30, 2002. The increase in net revenue was attributable to increased orders for our product from our channel partner, Sun, which accounted for approximately 84.9% of our net revenue for the three months ended June 30, 2003.

Cost of Goods Sold

        Cost of goods sold increased $27.5 million, or 251.4%, to $38.4 million for the three months ended June 30, 2003 from $10.9 million for the three months ended June 30, 2002. As a percentage of net revenue, cost of goods sold decreased to 79.3% for the three months ended June 30, 2003 from 97.6% for the three months ended June 30, 2002. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended June 30, 2003. The decrease in cost of goods sold as a percentage of our net revenue was primarily attributable to a decrease in inventory write-downs of $2.7 million and more efficient absorption of fixed production costs.

Gross Profit

        Gross profit increased $9.7 million, or 3,567.8%, to $10.0 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002. As a percentage of net revenue, gross profit increased to 20.7% for the three months ended June 30, 2003 from 2.4% for the three months ended June 30, 2002. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended June 30, 2003. Products that we sold to Sun generally carried a lower gross profit than products we sold to other customers.

Sales and Marketing Expenses

        Sales and marketing expenses decreased $5.2 million, or 60.7%, to $3.4 million for the three months ended June 30, 2003 from $8.6 million for the three months ended June 30, 2002. As a percentage of net revenue, sales and marketing expenses decreased to 7.0% for the three months ended June 30, 2003 from 77.1% for the three months ended June 30, 2002. This decrease in the dollar amount of sales and marketing expenses was attributable to a reduction in our sales and marketing headcount during the second quarter as part of our continued shift toward an indirect sales model, and fixed cost reduction measures, such as geographical restructuring of the sales force and our efforts to focus our marketing resources on a smaller population of potential channel partners.

Research and Development Expenses

        Research and development expenses increased $0.3 million, or 12.9%, to $2.8 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002. As a percentage of net revenue, research and development expenses decreased to 5.9% for the three months ended June 30, 2003 from 22.5% for the three months ended June 30, 2002. This increase in the dollar amount of research and development expenses was due to an increase in salary expense of $0.5 million as a result of our increasing the number of full-time direct engineering team members and an increase in product qualification expenses for our SANnet II fiber channel product line of $0.2 million, offset by a reduction of prototype costs related to the development of our SANnet II product line of $0.4 million. We expect to continue to increase research and development expenses and plan to add more members to our research and development team during the second half of 2003.

General and Administrative Expenses

        General and administrative expenses increased $0.1 million, or 8.1%, to $1.6 million for the three months ended June 30, 2003 from $1.5 million for the three months ended June 30, 2002. As a percentage of net revenue, general and administrative expenses decreased to 3.3% for the three months ended June 30, 2003 from 13.3% for the three months ended June 30, 2002. The increase in the dollar amount of general and administrative expense was attributable to higher legal and other professional expenses incurred during the three months ended June 30, 2003. The decrease in general and administrative expenses as a percentage of our net revenue was due to an increase in our net revenue period over period.

Other Income

        Other income increased $0.2 million, or 112.8%, to $0.4 million for the three months ended June 30, 2003 from $0.2 million for the three months ended June 30, 2002. The increase was primarily attributable to an increase in currency gain as a result of a weakening U.S. dollar.

Income Taxes

        Our effective income tax rate for the second quarter of 2003 of 0.4% reflects our federal alternative minimum tax and state minimum tax liabilities. Our effective income tax rate for the second quarter of 2002 was 27.1%, primarily as a result of an income tax benefit resulting from tax refunds made available by recent tax law changes.

        We have federal and state net operating loss carryforwards as of December 31, 2002 of approximately $65.9 million and $63.1 million, respectively. These net operating loss carryforwards are available to offset taxable income generated in 2003 and future years, and such federal and state amounts will begin to expire in the tax years ending 2009 and 2003, respectively. In addition, we have federal tax credit carryforwards as of December 31, 2002 of approximately $1.9 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards as of December 31, 2002 of $1.7 million, of which $1.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2006. Pursuant to current tax regulations, the annual use of certain of our federal and state net operating loss and tax credit carryforwards is limited as a result of a cumulative change in ownership of more than 50%. Future additional changes in ownership may further limit the use of such amounts.

Net Income (Loss)

        Net income increased $11.5 million to net income of $2.6 million for the three months ended June 30, 2003 from a net loss of $8.9 million for the three months ended June 30, 2002. The increase was attributable to the factors listed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Revenue

        Net revenue increased $56.9 million, or 257.3%, to $79.0 million for the six months ended June 30, 2003 from $22.1 million for the six months ended June 30, 2002. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 81.0% of our net revenue for the six months ended June 30, 2003.

Cost of Goods Sold

        Cost of goods sold increased $43.9 million, or 225.8%, to $63.4 million for the six months ended June 30, 2003 from $19.5 million for the six months ended June 30, 2002. As a percentage of net revenue, cost of goods sold decreased to 80.3% for the six months ended June 30, 2003 from 88.1% for the six months ended June 30, 2002. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the six months ended June 30, 2003. The decrease in cost of goods sold as a percentage of our net revenue was primarily attributable to a decrease in inventory write-downs of $3.0 million and more efficient absorption of fixed production costs.

Gross Profit

        Gross profit increased $13.0 million, or 489.7%, to $15.6 million for the six months ended June 30, 2003 from $2.6 million for the six months ended June 30, 2002. As a percentage of net revenue, gross profit increased to 19.7% for the six months ended June 30, 2003 from 11.9% for the six months ended June 30, 2002. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the six months ended June 30, 2003. Products that we sold to Sun generally carried a lower gross profit than products we sold to other customers. Our gross profit for the six months ended June 30, 2003 was reduced by a charge of $0.6 million for product launch costs.

Sales and Marketing Expenses

        Sales and marketing expenses decreased $6.7 million, or 49.5%, to $6.8 million for the six months ended June 30, 2003 from $13.5 million for the six months ended June 30, 2002. As a percentage of net revenue, sales and marketing expenses decreased to 8.6% for the six months ended June 30, 2003 from 61.1% for the six months ended June 30, 2002. This decrease in the dollar amount of sales and marketing expenses was attributable to a reduction in our sales and marketing headcount of 34 employees between June 30, 2002 and June 30, 2003. The reduction was made in conjunction with our shift toward an indirect sales model, implemention of fixed cost reduction measures, such as closure of excess and unused facilities, and refocusing of our marketing resources on a smaller population of potential customers.

Research and Development Expenses

        Research and development expenses remained unchanged at $4.9 million for the six-month periods ended June 30, 2003 and 2002. As a percentage of net revenue, research and development expenses decreased to 6.2% for the six months ended June 30, 2003 from 22% for the six months ended June 30, 2002. We expect to continue to invest in research and development and plan to add more members to our research and development team during the second half of 2003.

General and Administrative Expenses

        General and administrative expenses increased $0.3 million, or 9.1%, to $3.1 million for the six months ended June 30, 2003 from $2.8 million for the six months ended June 30, 2002. As a percentage of net revenue, general and administrative expenses decreased to 3.9% for the six months ended June 30, 2003 from 12.7% for the six months ended June 30, 2002. The increase in the dollar amount of general and administrative expense was attributable to higher legal and other professional expenses incurred during the six months ended June 30, 2003.

Other Income

        Other income increased $0.1 million, or 90.4%, to $0.3 million for the six months ended June 30, 2003 from $0.2 million for the six months ended June 30, 2002. The increase was primarily attributable to an increase in currency gain as a result of a weakening U.S. dollar.

Income Taxes

        Our effective income tax rate for the first half of 2003 of 1.0% reflects our federal alternative minimum tax and state minimum tax liabilities. Our effective income tax rate for the first half of 2002 was 18.0%, primarily as a result of an income tax benefit resulting from tax refunds made available by recent tax law changes.

        We have federal and state net operating loss carryforwards as of December 31, 2002 of approximately $65.9 million and $63.1 million, respectively. These net operating loss carryforwards are available to offset taxable income generated in 2003 and future years, and such federal and state amounts will begin to expire in the tax years ending 2009 and 2003, respectively. In addition, we have federal tax credit carryforwards as of December 31, 2002 of approximately $1.9 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards as of December 31, 2002 of $1.7 million, of which $1.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2006. Pursuant to current tax regulations, the annual use of certain of our federal and state net operating loss and tax credit carryforwards is limited as a result of a cumulative change in ownership of more than 50%. Future additional changes in ownership may further limit the use of such amounts.

Net Income (Loss)

        Net income increased $16.2 million to net income of $1.1 million for the six months ended June 30, 2003 from a net loss of $15.1 million for the six months ended June 30, 2002. This increase of $16.2 million was due to an increase in gross profit of $13.0 million, a decrease in operating expenses of $6.4 million, an increase in other income of $0.1 million and a decrease in income tax benefit of $3.3 million.

Liquidity and Capital Resources

        As of June 30, 2003, we had $30.7 million of cash, cash equivalents and short-term investments and working capital of $19.9 million. Assuming an offering price of $14.66, we expect to receive approximately $106.3 million in net proceeds ($121.6 million if the over-allotment option is exercised in full) from the sale of our common stock in this offering.

        We have an agreement with Wells Fargo Bank, National Association, which allows us to borrow up to $15.0 million under a revolving line of credit that expires May 1, 2004. The maximum amount we may borrow under this line is limited by the amount of our cash and investment balances held at the bank at any given time and may be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under this line of credit are collateralized by a pledge of our deposits held at the bank. As of June 30, 2003, the amount available on this line was $15.0 million. Borrowings under this line of credit incur interest at the bank's prime rate or 50 basis points above LIBOR, at our option. Each month we pay interest only on outstanding balances, with the principal due at maturity. As of June 30, 2003, there was no balance outstanding under this line of credit.

        Our Japanese subsidiary has three lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 70 million yen, or approximately $0.6 million as of June 30, 2003, at interest rates ranging from 1.7% to 2.6%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of our Japanese subsidiary. As of June 30, 2003, the total amount outstanding under the four credit lines was approximately 31.8 million yen, or approximately $0.3 million.

        For the six months ended June 30, 2003, we had cash flow from operations of $7.0 million. We presently expect cash, cash equivalents, short-term investments, cash generated from operations and the net proceeds from this offering to be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we may need additional capital to pursue acquisitions or significant capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage our relationships with third party manufacturers, the status of our relationship with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations.

Certain Risk Factors Related to the Company's Business

        Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-Q, including our financial statements and related notes.

Under our OEM agreement with Sun, Sun is not required to make minimum purchases or purchase exclusively from us, and we cannot assure you that our relationship with Sun will not be terminated or will generate significant sales.

        Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 25.0% and 81.0% of our net revenue for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. Our OEM agreement with Sun has an initial term of three years and may be renewed at the discretion of Sun. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2003 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

Any decline in Sun's sales could harm our business.

        A substantial majority of our revenues are generated by sales to Sun, which sells our products as separate units or bundled with its servers. If Sun's storage related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun's quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. If these fluctuations cause Sun to decrease purchases of our storage products, our results in the first quarter of Sun's fiscal years, which is our third quarter, could be harmed.

We are dependent on sales to a relatively small number of customers.

        Because we intend to expand sales to channel partners, we expect to experience continued concentration in our customer base. As a result, if our relationship with any of our customers is disrupted, we would lose a significant portion of our anticipated net revenue. We cannot guarantee that our relationship with Sun or other channel partners will expand or not otherwise be disrupted. Factors that could influence our relationship with significant channel partners, including Sun, include:

  •
  our ability to maintain our products at prices that are competitive with those of other storage system suppliers;

  •
  our ability to maintain quality standards for our products sufficient to meet the expectations of our channel partners; and

  •
  our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our channel partners.

        None of our contracts with our existing channel partners, including Sun, contain any minimum purchasing commitments. Further, we do not expect that future contracts with channel partners, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower revenue. In addition, our existing contracts do not require our channel partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our channel partners may sell the products of our competitors.

The loss of one or more suppliers could slow or interrupt the production and sales of our products.

        Solectron, our third party manufacturer, relies on third parties to supply key components of our storage products. Many of these components are available only from limited sources in the quantities and quality we require. Solectron purchases the majority of our redundant arrays of independent disks, or RAID, controllers from Infortrend Technology, Inc., or Infortrend. Solectron may not be able to purchase the type or quantity of components from third party suppliers as needed in the future.

        From time to time there is significant market demand for disk drives, RAID controllers and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. In such event, we may be required to purchase our components from alternative suppliers. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components into our products could delay our ability to deliver our products in a timely manner. For example, we estimate that replacing Infortrend's RAID controllers with those of another supplier would involve several months of hardware and software modification, which could significantly harm our ability to meet our customers' orders for our products, damage our customer relationships and result in a loss of sales.

Manufacturing disruptions could harm our business.

        We rely on Solectron to manufacture substantially all of our products. If our agreement with Solectron is terminated or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for our products and we may not be able to fulfill our customers' orders in a timely manner. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet Sun's engineering, qualification and logistics requirements. If our agreement with Solectron terminates, we may be unable to find another external manufacturer that meets Sun's requirements.

        With our increased use of third-party manufacturers, our ability to control the timing of shipments has continued and will continue to decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could result in cash flow problems or a decline in our stock price.

We experienced losses in each of the past three years and may continue to experience losses in the future and may need to raise additional funds to continue our operations.

        For the years ended December 31, 2000, 2001 and 2002, we incurred net losses of $0.9 million, $43.4 million and $34.3 million, respectively. We cannot assure you that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue engineering, research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

  •
  our plans to maintain and enhance our engineering, research, development and product testing programs;

  •
  the success of our manufacturing strategy;

  •
  the success of our sales and marketing efforts;

  •
  the extent and terms of any development, marketing or other arrangements;

  •
  changes in economic, regulatory or competitive conditions; and

  •
  costs of filing, prosecuting, defending and enforcing intellectual property rights.

        Our available cash, cash equivalents and short-term investments as of June 30, 2003 totaled $30.7 million, which, together with cash generated by operations and the net proceeds from this offering, we believe will finance our operations through at least the next twelve months. We may need to raise additional funds to continue our operations and to avoid liquidity problems, either through borrowings or the sale of our debt or equity securities. In addition, unanticipated events, such as Sun's failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise funds sooner than we expect. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

        Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)
First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6

        In addition, the announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of our common stock in any given period.

We may have difficulty predicting future operating results due to both internal and external factors affecting our business and operations, which could cause our stock price to decline.

        Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:

  •
  the size, timing, cancellation or rescheduling of significant orders;

  •
  product configuration, mix and quality issues;

  •
  market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

  •
  manufacturing costs;

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

  •
  our success in creating brand awareness and in expanding our sales and marketing programs;

  •
  the level of competition;

  •
  potential reductions in inventories held by channel partners;

  •
  slowing sales of the products of our channel partners;

  •
  technological changes in the open systems storage market;

  •
  levels of expenditures on research, engineering and product development;

  •
  changes in our business strategies;

  •
  personnel changes; and

  •
  general economic trends and other factors.

If our customers delay or cancel orders or return products, our results of operations could be harmed.

        We generally do not enter into long-term purchase contracts with customers, and customers usually have the right to extend or delay shipment of their orders, return products and cancel orders. As a result, sales in any period are generally dependent on orders booked and shipped in that period. Delays in shipment orders, product returns and order cancellations in excess of the levels we expect would harm our results of operations.

Our sales cycle varies substantially and future net revenue in any period may be lower than our historical revenues or forecasts.

        Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from three to 24 months. This is particularly true during times of economic slowdown, for sales to channel partners and for the sale and installation of complex solutions. We have shifted our business strategy to focus primarily on channel partners, with whom sales cycles are generally lengthier, more costly and less certain than direct sales to end-users.

        Additional factors that may extend our sales cycle, particularly orders for new products, include:

  •
  the amount of time needed for technical evaluations by customers;

  •
  customers' budget constraints and changes to customers' budgets during the course of the sales cycle;

  •
  customers' internal review and testing procedures; and

  •
  our engineering work to integrate a storage solution with a customer's system.

        Our net revenue is difficult for us to predict since it is directly affected by the timing of large orders. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net sales for a quarter during the last month of that quarter. In addition, our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. We cannot assure you that we will experience sales growth in future periods.

The market for our products is subject to substantial pricing pressure that decreases our margins.

        Pricing pressures exist in the data storage market and have harmed and may in the future continue to harm our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are customarily passed-on to customers by storage companies through a continuing decrease in price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price as opposed to features of products, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are unable to offset those pressures with commensurate cost reductions from our suppliers or by providing new products and features, our margins will be harmed.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly, time-consuming litigation or even the inability to offer certain products.

        We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape and Dot Hill and the Dot Hill logo. We also had eight U.S. patents and no patents pending as of June 30, 2003. We do not expect that our patents will provide us with any meaningful competitive advantage relative to the other protections we rely on. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

        Third parties have in the past asserted, and in the future may assert, that our products and technologies infringe their intellectual property, which could result in infringement lawsuits being filed against us. We expect that providers of storage products will increasingly be subject to infringement claims as the number of products and competitors increases. From time to time, we receive letters from third parties suggesting that we may require a license from such third parties to manufacture or sell our products. We evaluate all such communications to assess whether to seek a license from the patent owner. We may require licenses that could have a material impact on our business. In addition, we cannot assure you that we would prevail in any litigation related to infringement claims against us. Moreover, we cannot assure you that additional third parties will not assert infringement claims against us in the future.

        If we were to become party to any litigation to protect our intellectual property from infringement by a third party, or as a result of a claim that our products and technologies infringe the intellectual property of a third party, we would likely incur substantial legal fees and expenses and our management's attention would be distracted from the operations of our business. Further, any settlement or adverse judgment involving a determination that our products or technology infringe the intellectual property of a third party could require us to pay substantial damages or royalties to a third party which could impede our ability to price our products competitively and could adversely affect our gross profit. In such event we could also be required to obtain a license from the third party to continue to sell our products or use our technologies. We may not be able to obtain a license from a third party on commercially reasonable terms, or at all. If we or our suppliers were unable to license protected technology, we could be prohibited from marketing products that incorporate the protected technology. We could also incur substantial costs to redesign our products in a manner to avoid infringement of third party intellectual property rights.

The market for storage systems is intensely competitive and our results of operations, pricing and business could be harmed if we fail to maintain or expand our market position.

        The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corporation, Hitachi Data Systems, LSI Logic Storage Systems and Network Appliance. We also compete with traditional suppliers of computer systems, including Dell Computer Corporation, Hewlett-Packard Company, and IBM Corporation, which market storage systems as well as other computer products.

        Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than us. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of new, privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future. Any of these existing or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products or deliver competitive products at lower prices than us.

        We also expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and potential loss of market share, any of which could harm our business.

        We believe that the principal competitive factors affecting the storage systems market include:

  •
  Product performance, features, scalability and reliability;

  •
  Price;

  •
  Product breadth;

  •
  Timeliness of new product introductions; and

  •
  Interoperability and ease of management.

        We cannot assure you that we will be able to successfully incorporate these factors into our products and compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected. In addition, if major channel partners who are also competitors cease purchasing our products in order to concentrate on sales of their own products, our business will be harmed.

The open systems storage market is rapidly changing and we may be unable to keep pace with or properly prepare for the effects of those changes.

        The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by us or our competitors could render our existing products obsolete. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products, including new software and hardware, and enhancements to existing software and hardware, that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing customer-purchasing decisions.

A significant percentage of our expenses are fixed, and if we fail to generate revenues in associated periods, our operating results will be harmed.

        Although we have taken a number of steps to reduce operating costs, we may have to take further measures to reduce expenses if we continue to experience operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue. As a result, if net revenue does not meet our projections, operating results may be negatively affected. We may experience shortfalls in net revenue for various reasons, including:

  •
  significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

  •
  sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers and manufacturers to allocate available supplies or capacity to other customers, which, in turn, may harm our ability to meet our sales obligations; and

  •
  the reduction, rescheduling or cancellation of customer orders.

        In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering has continued and may to result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

Our business and operating results may suffer if we encounter significant product defects.

        Our products may contain undetected errors or failures when first introduced or as we release new versions. During 2003, we plan to introduce a number of new products, particularly in our SANnet II family of systems. We may discover errors in our products after shipment, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim could distract management's attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

Our success depends on our ability to attract and retain key personnel.

        Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include James Lambert, our President and Chief Executive Officer, Dana Kammersgard, our Chief Technical Officer, and Preston Romm, our Chief Financial Officer. If any one of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

        Many of our customer relationships are based on personal relationships between the customer and our sales representatives. If these representatives terminate their employment with us, we may be forced to expend substantial resources to attempt to retain the customers that the sales representatives serviced. Ultimately, if we were unsuccessful in retaining these customers, our revenue would decline.

        We have recently made several reductions in our workforce. Although the reductions were designed to reduce our operating costs, the reductions have increased the responsibilities of our remaining employees. As a result, we face risks associated with transferring the duties of our former employees to our remaining employees. In addition to the expense involved in retraining employees, there is a risk that our current work force will be unable to effectively manage all of the duties of our former employees, which could adversely impact our research and development efforts, our general accounting and operating activities, our sales efforts and our production capabilities.

Our executive officers and directors and their affiliates own a significant percentage of our outstanding shares, which could prevent us from being acquired and adversely affect our stock price.

        As of June 30, 2003, our executive officers, directors and their affiliates beneficially owned approximately 16.4% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

Protective provisions in our charter and bylaws and the existence of our stockholder rights plan could prevent a takeover which could harm our stockholders.

        Our certificate of incorporation and bylaws contain a number of provisions that could impede a takeover or prevent us from being acquired, including, but not limited to, a classified board of directors, the elimination of our stockholders' ability to take action by written consent and limitations on the ability of our stockholders to remove a director from office without cause. Our board of directors may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by our board of directors without stockholder approval. In addition, we adopted a stockholder rights plan in May 2003 that is designed to impede takeover transactions that are not supported by our board of directors. Each of these charter and bylaw provisions and the stockholder rights plan gives our board of directors, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that our stockholders might view as being in their best interests.

The exercise of outstanding warrants may result in dilution to our stockholders.

        Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2003, there were outstanding warrants to purchase 2,065,315 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

        Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, U.S. Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We do not expect to incur any material losses with respect to our investment portfolio.

        The following table provides information about our investment portfolio at June 30, 2003 and December 31, 2002. For investment securities, the table presents carrying values at June 30, 2003 and

December 31, 2002, as applicable, and related weighted average interest rates by expected maturity dates.

	June 30, 2003	December 31, 2002
	(amounts in thousands)
Cash equivalents	$10,793	$10,084
Average interest rate	0.9%	3.3%
Short-term investments	$10,045	$—
Average interest rate	2.4%	—
Total portfolio	$20,838	$10,084
Average interest rate	1.4%	3.3%

        We have a line of credit agreement, which accrues interest at a variable rate. As of June 30, 2003, we had no balance under this line. Were we to incur a balance under this line, we would be exposed to interest rate risk on such debt.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rule 13a-14) as of the end of the period covered by this Periodic Report on Form 10-Q, have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

Changes in Internal Controls

        There have been no significant changes in our internal controls that occurred during the period covered by this Periodic Report on Form 10-Q. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the period covered by this Periodic Report on Form 10-Q.

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

Item 2.    Changes in Securities and Use of Proceeds

        On May 17, 2003 we adopted a plan to provide certain rights to our stockholders, or a rights plan. Terms of the rights plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The dividend was payable on May 30, 2003 to our stockholders of record on that date. Each such purchase right entitles the registered holder to purchase one one-hundredth of a share of our series A junior participating preferred stock at a price of $50.00, subject to adjustment. Each one one-hundredth of a share of this series of preferred stock has designations and powers, preferences and rights, and qualifications, limitations and restrictions that make its value approximately equal to the value of one share of our common stock. The description and terms of the purchase rights are set forth in a rights agreement, dated as of May 19, 2003 that we entered into with American Stock Transfer & Trust Company, as rights agent, and filed as an exhibit to our current report on Form 8-K filed with the SEC on May 19, 2003.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Stockholders on May 6, 2003. Out of 29,981,638 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 25,086,215 shares. At the Annual Meeting, our stockholders approved the following matters:

        Proposal 1.    The election of the following two directors to serve for one year. The vote for the nominated directors was as follows:

Director's Name	Votes For	Votes Withheld
Charles F. Christ	24,932,476	153,739
Norman R. Farquhar	22,180,823	2,905,392

        Proposal 2.    Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2003. 25,066,110 votes were cast for, 7,820 votes were cast against, 12,285 votes were abstained and there were no broker non-votes.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

a.
List of Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference).
3.2	Bylaws of the registrant (filed as Exhibit 3.3 to the registrant's Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference).
4.1	Certificate of Incorporation of the registrant (included in Exhibit 3.1).
4.2	Bylaws of the registrant (included in Exhibit 3.2).
4.3	Form of Common Stock Certificate (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference).
4.4
Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003 (filed as Exhibit 3.3 of the registrant's Current Report on Form 8-K filed May 19, 2003 and incorporated herein by reference).
4.5	Form of Rights Certificate (filed as Exhibit 4.10 of the registrant's Current Report on Form 8-K filed May 19, 2003 and incorporated herein by reference).
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b.
Reports on Form 8-K

1.
The registrant filed a current report on Form 8-K, dated April 23, 2003, announcing the registrant's first quarter 2003 earnings.

2.
The registrant filed a current report on Form 8-K, dated May 2, 2003, announcing the registrant converted all of its outstanding shares of preferred stock into common stock.

3.
The registrant filed a current report on Form 8-K, dated May 7, 2003, announcing the registrant increased its earlier revenue and EPS guidance for the remaining quarters of 2003.

4.
The registrant filed a current report on Form 8-K, dated May 19, 2003, announcing the registrant approved the adoption of a stockholder rights plan.

5.
The registrant filed a current report on Form 8-K, dated June 4, 2003, announcing the registrant entered into an agreement with Anacomp, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003	By	/s/ JAMES L. LAMBERT James L. Lambert Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2003	By	/s/ PRESTON S. ROMM Preston S. Romm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

DOT HILL SYSTEMS CORP. FORM 10-Q For the Quarter Ended June 30, 2003 INDEX
Part I. Financial Information
  Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited—in thousands, except per share information)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (unaudited—in thousands, except per share information)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited—in thousands)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES