Form 10-Q
period 2003-09-30
DOT HILL SYSTEMS CORP
filed 2003-11-14
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 43,276,661 shares outstanding as of November 12, 2003.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended September 30, 2003

INDEX

Part I. Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets-December 31, 2002 and September 30, 2003
Condensed Consolidated Statements of Operations and Comprehensive Operations-Three months ended September 30, 2002 and 2003 and nine months ended September 30, 2002 and 2003
Condensed Consolidated Statements of Cash Flows-Nine months ended September 30, 2002 and 2003
Notes to Condensed Consolidated Financial Statements
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
Signatures

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited—in thousands, except per share information)

	December 31, 2002	September 30, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$10,082	$172,635
Restricted cash	2,000	—
Short-term investments	—	12,625
Accounts receivable, net of allowance of $751 and $827	6,304	14,669
Inventories	6,959	2,956
Prepaid expenses and other	2,313	2,404
Total current assets	27,658	205,289
Property and equipment, net	4,110	5,171
Other assets	460	1,929
Total assets	$32,228	$212,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,446	$27,090
Accrued compensation	1,754	3,043
Accrued expenses	1,614	2,109
Deferred revenue	1,110	1,025
Income taxes payable	1,020	973
Short-term debt	4,552	—
Current portion of restructuring accrual	407	289
Total current liabilities	24,903	34,529
Restructuring accrual, net of current portion	1,179	764
Borrowings under lines of credit	275	259
Other long-term liabilities	86	62
Total liabilities	26,443	35,614

Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 6 and 0 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 25,172 and 43,125 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	25	43
Additional paid-in capital	109,562	275,300
Deferred compensation	(48)	(33)
Accumulated other comprehensive loss	(318)	(322)
Accumulated deficit	(103,436)	(98,213)
Total stockholders’ equity	5,785	176,775
Total liabilities and stockholders’ equity	$32,228	$212,389

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(unaudited—in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net Revenue	$8,584	$50,979	$30,680	$129,928
Cost of Goods Sold	7,716	38,766	27,175	102,166
Gross Profit	868	12,213	3,505	27,762

Operating Expenses:
Sales and marketing	4,224	3,454	17,719	10,266
Research and development	2,485	2,795	7,352	7,692
General and administrative	1,441	1,851	4,255	4,921
Total operating expenses	8,150	8,100	29,326	22,879
Operating Income (Loss)	(7,282)	4,113	(25,821)	4,883

Other Income (Expense):
Interest income	53	133	340	256
Interest expense	(86)	(16)	(152)	(86)
Gain (loss) on foreign currency transactions, net	17	6	(8)	309
Other income (expense), net	18	70	(1)	50
Total other income, net	2	193	179	529
Income (Loss) Before Income Taxes	(7,280)	4,306	(25,642)	5,412
Income Tax Benefit (Expense)	—	(37)	3,300	(48)
Net Income (Loss)	$(7,280)	$4,269	$(22,342)	$5,364

Net Income (Loss) Attributable to Common Stockholders:
Net income (loss)	$(7,280)	$4,269	$(22,342)	$5,364
Dividends on preferred stock	—	—	—	(141)
Net income (loss) attributable to common stockholders	$(7,280)	$4,269	$(22,342)	$5,223

Net Income (Loss) Per Share:
Basic	$(0.29)	$0.13	$(0.90)	$0.17
Diluted	$(0.29)	$0.11	$(0.90)	$0.15

Weighted Average Shares Used to Calculate Net Income (Loss) Per Share:
Basic	24,934	33,723	24,881	30,692
Diluted	24,934	37,891	24,881	35,081

Comprehensive Operations:
Net income (loss)	$(7,280)	$4,269	$(22,342)	$5,364
Foreign currency translation adjustments	18	233	(35)	56
Net unrealized loss on short-term investments	—	(44)	(150)	(60)
Comprehensive income (loss)	$(7,262)	$4,458	$(22,527)	$5,360

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited—in thousands)

	Nine Months Ended September 30,
	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(22,342)	$5,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,040	1,619
Loss on disposal of property and equipment	—	27
Provision for doubtful accounts and note receivable	603	76
Stock-based sales and marketing expenses	3,647	—
(Gain) loss on sales of short-term investments	(71)	1
Stock-based compensation expense	32	15
Changes in operating assets and liabilities:
Accounts receivable	1,786	(8,441)
Inventories	5,222	4,003
Prepaid expenses and other assets	(20)	(1,560)
Accounts payable	2,912	12,644
Accrued compensation and other expenses	(219)	1,800
Deferred revenue	(107)	(85)
Income taxes payable	(2,436)	(47)
Restructuring accrual	(984)	(533)
Other liabilities	(10)	(24)
Net cash provided by (used in) operating activities	(10,947)	14,859

Cash Flows From Investing Activities:
Purchases of property and equipment	(844)	(2,707)
Sales of short-term investments	8,637	2,505
Purchases of short-term investments	(45)	(15,191)
Net cash provided by (used in) investing activities	7,748	(15,393)

Cash Flows From Financing Activities:
(Increase) decrease in restricted cash and investments	(9,219)	2,000
Proceeds from bank and other borrowings	21,018	36,483
Payments on bank and other borrowings	(11,838)	(41,051)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	—	161,719
Proceeds from exercise of stock options	25	3,278
Proceeds from sale of stock to employees	477	759
Dividends paid to preferred stockholders	—	(157)
Net cash provided by financing activities	463	163,031

Effect of Exchange Rate Changes on Cash	(35)	56

Net Increase (Decrease) in Cash and Cash Equivalents	(2,771)	162,553
Cash and Cash Equivalents, beginning of period	7,785	10,082
Cash and Cash Equivalents, end of period	$5,014	$172,635

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$127	$78
Cash paid for income taxes	$103	$95

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill”, “we”, “our” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to the prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.                                      Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of this statement, effective January 1, 2004, to have a significant effect on our financial statements.

In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Account Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of this statement, effective July 1, 2003, had no effect on our financial statements.

3.                                      Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, our net income (loss) and basic and diluted net income (loss) per share would have been the following amounts (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net income (loss) attributable to common stockholders as reported	$(7,280)	$4,269	$(22,342)	$5,223
Stock-based employee compensation expense included in reported net income (loss) attributable to common stockholders	6	5	32	15
Stock-based employee compensation expense determined under fair value based method	(703)	(4,042)	(1,780)	(5,346)
Pro forma net income (loss) attributable to common stockholders	$(7,977)	$232	$(24,090)	$(108)
Basic net income (loss) per share:
As reported	$(0.29)	$0.13	$(0.90)	$0.17
Pro forma	$(0.32)	$0.01	$(0.97)	$—
Diluted net income (loss) per share:
As reported	$(0.29)	$0.11	$(0.90)	$0.15
Pro forma	$(0.32)	$0.01	$(0.97)	$—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2002	2003

Risk free interest rate	3.03%	3.37%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	105%	82%

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Shares used in computing basic net income (loss) per share	24,934	33,723	24,881	30,692
Dilutive effect of stock options and stock warrants	—	4,168	—	3,571
Dilutive effect of convertible preferred stock	—	—	—	818
Shares used in computing diluted net income (loss) per share	24,934	37,891	24,881	35,081

For the three months ended September 30, 2003 and 2002, outstanding options to purchase 24,400 and 3,500,746 shares of our common stock, respectively, and outstanding warrants to purchase 0 and 1,239,527 shares of our common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive.

For the nine months ended September 30, 2003 and 2002, outstanding options to purchase 175,925 and 3,500,746 shares of our common stock, respectively, and outstanding warrants to purchase 0 and 1,239,527 shares of our common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive.

5.                                      Short-Term Investments

The following table summarizes our short-term investments as of September 30, 2003 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value

U.S. Government securities	$7,108	$85	$7	$7,030
Commercial paper	5,577	1	19	5,595
	$12,685	$86	$26	$12,625

The cost and fair value of short-term investments at September 30, 2003 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Due in one year or less	10,674	$10,611
Due after one year through two years	2,011	2,014
	$12,685	$12,625

As of December 31, 2002, we did not have any securities classified as short-term investments.

6.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2002	September 30, 2003

Purchased parts and materials	$4,509	$1,619
Work-in-process	120	55
Finished goods	2,330	1,282
	$6,959	$2,956

During the nine months ended September 30, 2003 and 2002, we recorded inventory write-downs of $0.8 million and $4.5 million, respectively. During the three months ended September 30, 2003 and 2002, we recorded inventory write-downs of $0.4 million and $1.0 million, respectively.

7.                                      Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Our warranty cost activity for the nine months ended September 30, 2003 and 2002 is as follows (in thousands):

Nine Months Ended September 30,	Accrued Warranty Costs at Beginning of Period	Charged to Operations	Deductions for Costs Incurred	Accrued Warranty Costs at End of Period

2003	$336	$661	$(661)	$336
2002	316	952	(952)	316

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

The following is a summary of restructuring activity recorded during the period from January 1, 2002 to September 30, 2003 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at September 30, 2003

Employee termination costs	$2	$—	$(2)	$—	$—	$—
Facility closures and related costs	394	693	(426)	661	(217)	444
Total	$396	$693	$(428)	$661	$(217)	$444

June 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at September 30, 2003

Facility closures and related costs	$845	$857	$(777)	$925	$(316)	$609

We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of September 30, 2003.

9.                                      Stockholders’ Equity

During September 2003, we received net proceeds of approximately $145.2 million from a secondary public offering of 9,904,000 shares of our common stock at a price of $15.50 per share.

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

During March 2003, we raised net proceeds of approximately $16.5 million in a private placement of 4,750,000 shares of our common stock at a price of $3.75 per share. The shares in the private placement were sold at a price per share that was approximately 14% less than the five-day volume weighted average price of our common stock. We agreed to sell the shares in the private placement at a discount to the market price because the purchasers could not resell the shares to the public until the resale was registered. In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share.

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

10.                               Income Taxes

We have federal and state net operating loss carryforwards as of December 31, 2002 of approximately $65.9 million and $63.1 million, respectively. These net operating loss carryforwards are available to offset taxable income generated in 2003 and future years, and such federal and state amounts will begin to expire in the tax years ending 2009 and 2003, respectively. In addition, we have federal tax credit carryforwards as of December 31, 2002 of approximately $1.9 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $1.7 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards as of December 31, 2002 of approximately $1.7 million, of which $1.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2006. Pursuant to current tax regulations, the annual use of certain of our federal and state net operating loss and tax credit carryforwards is limited as a result of a cumulative change in ownership of more than 50%. Future additional changes in ownership may further limit the use of such amounts.

11.          Legal Matters

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035.  We were served with the lawsuit on October 27, 2003.  The patents involve storage routers and methods for providing virtual local storage.  Patent Number 5,941,972 involves the interface of Small Computer Systems Interface, or  SCSI, storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium.  We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them.  We expect to incur significant legal expenses in connection with this litigation.  These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of such claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

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

Our operating segments are organized on the basis of products and services. We have identified operating segments that consist of our SANnet family of systems, legacy and other systems and services. We currently evaluate performance based on stand-alone segment revenue and gross margin. Because we do not currently maintain information regarding operating income at the operating segment level, such information is not presented.

We previously also maintained and disclosed information by market segment, which consisted of e-commerce, telecommunications and service providers; government; and commercial and other customers. In 2001, we began to focus on indirect sales through channel partners regardless of the market segment served by those channel partners. In May 2002, we signed a key agreement with a channel partner, Sun Microsystems, Inc., or Sun, and Sun began to ship product to its own customers during October 2002. Sales to Sun accounted for approximately 62% of our revenue during the fourth quarter of 2002, approximately 75% of our revenue during the first quarter of 2003, approximately 85% of our revenue during the second quarter of 2003, and approximately 86% of our revenue during the quarter ended September 30, 2003.  We have limited visibility into the type of market segments to which Sun, and many other channel partners, sell, and therefore we have no way to identify or track revenue generated by those channel partners by market segment. Going forward, we expect sales to channel partners to increase. Therefore, we have ceased to disclose information by market segment.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

Three months ended:
September 30, 2003:
Net revenue	$49,179	$968	$832	$50,979
Gross profit (loss)	$12,482	$(524)	$255	$12,213
September 30, 2002:
Net revenue	$4,737	$2,929	$918	$8,584
Gross profit (loss)	$1,539	$(884)	$213	$868
Nine months ended:
September 30, 2003:
Net revenue	$123,283	$4,083	$2,562	$129,928
Gross profit (loss)	$30,457	$(3,662)	$967	$27,762
September 30, 2002:
Net revenue	$20,764	$7,618	$2,298	$30,680
Gross profit (loss)	$6,486	$(3,249)	$268	$3,505

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

As of:
September 30, 2003	$199,815	$8,004	$4,570	$212,389
December 31, 2002	$23,590	$3,033	$5,605	$32,228

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net revenue:
United States	$6,832	$48,172	$20,943	$122,040
Europe	1,056	2,262	7,418	5,586
Asia	696	545	2,319	2,302
	$8,584	$50,979	$30,680	$129,928
Operating income (loss):
United States	$(7,062)	$4,036	$(25,456)	$4,727
Europe	(93)	105	(55)	(60)
Asia	(127)	(28)	(310)	216
	$(7,282)	$4,113	$(25,821)	$4,883

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Certain Risk Factors Related to the Company's Business,” and elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. We have continued to develop new products primarily for resale by Sun, such as our SANnet II FC which began shipping to Sun in March 2003. We are discussing with Sun the extent and timing of additional new product shipments. We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.

As part of our focus on indirect sales channels, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron, a leading electronics manufacturing services company. Our agreement with Solectron allows us to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of Solectron’s manufacturing and procurement economies of scale.

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

In August 1999, Box Hill Systems Corp. merged with Artecon, Inc. and we changed our name to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters is located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.9	76.0	88.6	78.6
Gross profit	10.1	24.0	11.4	21.4
Operating expenses:
Sales and marketing	49.2	6.8	57.8	7.9
Research and development	28.9	5.5	23.9	5.9
General and administrative	16.8	3.6	13.9	3.8
Total operating expenses	94.9	15.9	95.6	17.6
Operating income (loss)	(84.8)	8.1	(84.2)	3.8
Net income (loss)	(84.8)%	8.4%	(72.8)%	4.1%

The financial statements contained in our third quarter earnings release issued on October 22, 2003 included aggregate charges to cost of goods sold of $591,025 related to translation of product documentation.  Of the $591,025, $250,268 had been invoiced to us by one of our channel partners and expensed, and $341,757 had been accrued to reflect expected additional translation charges.  Subsequent to the issuance of our earnings release, we obtained additional information regarding the nature and amount of the charges and the timing of products sales to which the charges were applicable that led us to conclude that it would be more appropriate under GAAP to capitalize the charges as incurred and amortize them over an eight quarter period. Due to the material nature of the aggregate amount in question, we determined that these expenses should be adjusted and capitalized as incurred.

Accordingly, in this Quarterly Report on Form 10-Q our cost of goods sold has been reduced by $512,642 and our net income has been increased by $512,642 compared to the cost of goods sold and net income reflected in our earnings release of October 22, 2003.  The $512,642 difference reflects reversal of the $591,025 charge reflected in our earnings release, net of a current period amortization adjustment of $78,383.  The remaining deferred charges will be amortized to cost of goods sold over the next seven quarters.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Revenue

Net revenue increased $42.4 million, or 493.9%, to $51.0 million for the three months ended September 30, 2003 from $8.6 million for the three months ended September 30, 2002. The increase in net revenue was attributable to increased orders for our product from our channel partner, Sun, which accounted for 86.1% of our net revenue for the three months ended September 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $31.1 million, or 402.4%, to $38.8 million for the three months ended September 30, 2003 from $7.7 million for the three months ended September 30, 2002. As a percentage of net revenue, cost of goods sold decreased to 76.0% for the three months ended September 30, 2003 from 89.9% for the three months ended September 30, 2002. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended September 30, 2003. The decrease in cost of goods sold as a percentage of our net revenue was primarily attributable to a more efficient absorption of fixed production costs and to a lesser extent a decrease in inventory write-downs of $0.6 million.

Gross Profit

Gross profit increased $11.3 million, or 1,307.0%, to $12.2 million for the three months ended September 30, 2003 from $0.9 million for the three months ended September 30, 2002. As a percentage of net revenue, gross profit increased to 24.0% for the three months ended September 30, 2003 from 10.1% for the three months ended September 30, 2002. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended September 30, 2003. The increase in gross profit as a percentage of our net revenue was primarily attributable to a more efficient absorption of fixed production costs and to a lesser extent a decrease in inventory write-downs.  Products that we sold to Sun generally carried a lower gross profit than products we sold to other customers.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.7 million, or 18.2%, to $3.5 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002. As a percentage of net revenue, sales and marketing expenses decreased to 6.8% for the three months ended September 30, 2003 from 49.2% for the three months ended September 30, 2002. The decrease in the dollar amount of sales and marketing expenses was attributable to a reduction in our sales and marketing headcount of 26 employees between September 30, 2002 and September 30, 2003. The reduction was made in conjunction with our shift toward an indirect sales model, implementation of fixed cost reduction measures, such as closure of excess and unused facilities, and the refocus of our marketing resources on a smaller population of potential customers.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 12.5%, to $2.8 million for the three months ended September 30, 2003 from $2.5 million for the three months ended September 30, 2002. As a percentage of net revenue, research and development expenses decreased to 5.5% for the three months ended September 30, 2003 from 28.9% for the three months ended September 30, 2002. The increase in the dollar amount of research and development expenses was due to an increase in salary and related expenses of $0.6 million attributable to an increase in the number of our full-time direct engineering team members, partially offset by a reduction of prototype costs related to the development of our SANnet II product line of $0.4 million. We expect to continue to increase research and development expenses and plan to add more members to our research and development team during the fourth quarter of 2003.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 28.5%, to $1.9 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. As a percentage of net revenue, general and administrative expenses decreased to 3.6% for the three months ended September 30, 2003 from 16.8% for the three months ended September 30, 2002. The increase in the dollar amount of general and administrative expense during the three months ended September 30, 2003 was attributable to an increase of payroll-related expenses of $0.3 million and an increase in regulatory fees of $0.2 million related to the listing of our common stock on the NASDAQ. The decrease in general and administrative expenses as a percentage of our net revenue was due to an increase in our net revenue period over period.

Other Income

Other income increased by $0.2 million to $0.2 million for the three months ended September 30, 2003 from $0.0 for the three months ended September 30, 2002. The increase was primarily attributable to a decrease in interest expense of $0.1 million from a diminished use of our line of credit and an increase in interest income of $0.1 million as a result of our increased cash, cash equivalents and short-term investments balances.

Income Taxes

Our effective income tax rate for the third quarter of 2003 of 1.0% reflects our federal alternative minimum tax and state minimum tax liabilities.  We did not record any income tax expense or benefit during the third quarter of 2002.

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

Net Income (Loss)

Net income increased $11.5 million to net income of $4.3 million for the three months ended September 30, 2003 from a net loss of $7.3 million for the three months ended September 30, 2002. The increase of $11.5 million was due to an increase in gross profit of $11.3 million and an increase in other income of $0.2 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Revenue

Net revenue increased $99.2 million, or 323.5%, to $129.9 million for the nine months ended September 30, 2003 from $30.7 million for the nine months ended September 30, 2002. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 83.0% of our net revenue for the nine months ended September 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $75.0 million, or 276.0%, to $102.2 million for the nine months ended September 30, 2003 from $27.2 million for the nine months ended September 30, 2002. As a percentage of net revenue, cost of goods sold decreased to 78.6% for the nine months ended September 30, 2003 from 88.6% for the nine months ended September 30, 2002. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the nine months ended September 30, 2003. The decrease in cost of goods sold as a percentage of our net revenue was primarily attributable to a more efficient absorption of fixed production costs and to a lesser extent a decrease in inventory write-downs of $3.7 million.

Gross Profit

Gross profit increased $24.2 million, or 692.1%, to $27.7 million for the nine months ended September 30, 2003 from $3.5 million for the nine months ended September 30, 2002. As a percentage of net revenue, gross profit increased to 21.4% for the nine months ended September 30, 2003 from 11.4% for the nine months ended September 30, 2002. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the nine months ended September 30, 2003. The increase in gross profit as a percentage of our net revenue was primarily attributable to a more efficient absorption of fixed production costs and to a lesser extent a decrease in inventory write-downs. Products that we sold to Sun generally carried a lower gross profit than products we sold to other customers.

Sales and Marketing Expenses

Sales and marketing expenses decreased $7.4 million, or 42.1%, to $10.3 million for the nine months ended September 30, 2003 from $17.7 million for the nine months ended September 30, 2002. As a percentage of net revenue, sales and marketing expenses decreased to 7.9% for the nine months ended September 30, 2003 from 57.8% for the nine months ended September 30, 2002. The decrease in the dollar amount of sales and marketing expenses was attributable to a reduction in our sales and marketing headcount of 26 employees between September 30, 2002 and September 30, 2003. The reduction was made in conjunction with our shift toward an indirect sales model, implementation of fixed cost reduction measures, such as closure of excess and unused facilities, and the refocus of our marketing resources on a smaller population of potential customers.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 4.6%, to $7.7 million for the nine-months ended September 30, 2003 from $7.4 million for the nine months ended September 30, 2002. As a percentage of net revenue, research and development expenses decreased to 5.9% for the nine months ended September 30, 2003 from 23.9% for the nine months ended September 30, 2002. The increase in the dollar amount of research and development expenses was primarily attributable to an increase in salary and related expenses of $1.3 million attributable to an increase in the number of our full-time direct engineering team members, an increase of regulatory testing costs of $0.4, offset by a reduction of prototype costs related to the development of our SANnet II product line of $1.6 million. We expect to continue to invest in research and development and plan to add more members to our research and development team during the fourth quarter of 2003.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 15.7%, to $4.9 million for the nine months ended September 30, 2003 from $4.3 million for the nine months ended September 30, 2002. As a percentage of net revenue, general and administrative expenses decreased to 3.8% for the nine months ended September 30, 2003 from 13.9% for the nine months ended September 30, 2002. The increase in the dollar amount of general and administrative expense was attributable to increased legal and other professional expenses of $0.3 million, an increased premium for directors and officers insurance of $0.1 million, and regulatory fees of $0.2 million related to the listing of our common stock on the NASDAQ.

Other Income

Other income increased $0.3 million, or 195.5%, to $0.5 million for the nine months ended September 30, 2003 from $0.2 million for the nine months ended September 30, 2002. The increase was primarily attributable to an increase in currency gains as a result of a weakening U.S. dollar.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2003 of 1.0% reflects our federal alternative minimum tax and state minimum tax liabilities. Our effective income tax rate for the nine months ended September 30, 2002 was 12.9%, primarily as a result of an income tax benefit resulting from tax refunds made available by recent tax law changes.

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

Net Income (Loss)

Net income increased $27.7 million to net income of $5.4 million for the nine months ended September 30, 2003 from a net loss of $22.3 million for the nine months ended September 30, 2002. This increase of $27.7 million was due to an increase in gross profit of $24.2 million, a decrease in operating expenses of $6.5 million, an increase in other income of $0.3 million and a decrease in income tax benefit of $3.3 million.

Liquidity and Capital Resources

As of September 30, 2003, we had $185.3 million of cash, cash equivalents and short-term investments and working capital of $170.8 million.

During September 2003, we received net proceeds of approximately $145.2 million from a secondary pubic offering of 9,904,000 shares of our common stock at a price of $15.50 per share.

We have an agreement with Wells Fargo Bank, National Association, which allows us to borrow up to $15.0 million under a revolving line of credit that expires May 1, 2004. The maximum amount we may borrow under this line is limited by the amount of our cash and investment balances held at the bank at any given time and may be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under this line of credit are collateralized by a pledge of our deposits held at the bank. As of September 30, 2003, the amount available on this line was $15.0 million. Borrowings under this line of credit incur interest at the bank’s prime rate or 50 basis points above LIBOR, at our option. Each month we pay interest only on outstanding balances, with the principal due at maturity. As of September 30, 2003, there was no balance outstanding under this line of credit.

Our Japanese subsidiary has three lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 70 million yen, or approximately $0.6 million as of September 30, 2003, at interest rates ranging from 1.7% to 2.6%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of our Japanese subsidiary. As of September 30, 2003, the total amount outstanding under the four credit lines was approximately 28.9 million yen, or approximately $0.3 million.

For the nine months ended September 30, 2003, we had cash flow from operations of $14.9 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next twelve months and to enable us to pursue acquisitions or significant capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage our relationships with third party manufacturers, the status of our relationship with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations.

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

Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 25.0% and 83.0% of our net revenue for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. Our OEM agreement with Sun has an initial term of three years and may be renewed at the discretion of Sun. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2003 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

Any decline in Sun’s sales could harm our business.

A substantial majority of our revenues are generated by sales to Sun, which sells our products as separate units or bundled with its servers. If Sun’s storage related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. If these fluctuations cause Sun to decrease purchases of our storage products, our results in the first quarter of Sun’s fiscal years, which is our third quarter, could be harmed.

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

From time to time there is significant market demand for disk drives, RAID controllers and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. In such event, we may be required to purchase our components from alternative suppliers. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components into our products could delay our ability to deliver our products in a timely manner. For example, we estimate that replacing Infortrend’s RAID controllers with those of another supplier would involve several months of hardware and software modification, which could significantly harm our ability to meet our customers’ orders for our products, damage our customer relationships and result in a loss of sales.

Manufacturing disruptions could harm our business.

We rely on Solectron to manufacture substantially all of our products. If our agreement with Solectron is terminated or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet Sun’s engineering, qualification and logistics requirements. If our agreement with Solectron terminates, we may be unable to find another external manufacturer that meets Sun’s requirements.

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

We experienced losses in each of the past three years and may continue to experience losses in the future.

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

Our available cash, cash equivalents and short-term investments as of September 30, 2003 totaled $185.3 million.  We presently expect cash, cash equivalents, short-term investments, cash generated from operations, and the net proceeds from the offering to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)

First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3

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

•              costs of litigation and settlements;

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

Pricing pressures exist in the data storage market and have harmed and may in the future continue to harm our net revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are customarily passed-on to customers by storage companies through a continuing decrease in price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price as opposed to features of products, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are unable to offset those pressures with commensurate cost reductions from our suppliers or by providing new products and features, our margins will be harmed.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly, time-consuming litigation or even the inability to offer certain products.

We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape and Dot Hill and the Dot Hill logo. We also had eight U.S. patents and no patents pending as of September 30, 2003. We do not expect that our patents will provide us with any meaningful competitive advantage relative to the other protections we rely on. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

Third parties have in the past asserted, and in the future may assert, that our products and technologies infringe their intellectual property, which could result in infringement lawsuits being filed against us. On October 17, 2003, Crossroads filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035.  We were served with the lawsuit on October 27, 2003.  The patents involve storage routers and methods for providing virtual local storage.  Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We expect that providers of storage products will increasingly be subject to infringement claims as the number of products and competitors increases. In addition to the allegations of Crossroads, we receive from time to time letters from third parties suggesting that we may require a license from such third parties to manufacture or sell our products. We evaluate all such communications to assess whether to seek a license from the patent owner. We may require licenses that could have a material impact on our business. In addition, we cannot assure you that we would prevail in any litigation related to infringement claims against us. Moreover, we cannot assure you that additional third parties will not assert infringement claims against us in the future.

In defending against the claims of Crossroads and any other future claimants, we will likely incur substantial legal fees and expenses and our management’s attention may be distracted from the operations of our business. Further, any settlement or adverse judgment involving a determination that our products or technology infringe the intellectual property of Crossroads or any other third party could require us to pay substantial damages or royalties to a third party which could impede our ability to price our products competitively and could adversely affect our gross profit. In such event we could also be required to obtain a license from Crossroads or any other third party to continue to sell our products or use our technologies. We may not be able to obtain a license on commercially reasonable terms, or at all. If we or our suppliers were unable to license protected technology, we could be prohibited from marketing products that incorporate the protected technology. We could also incur substantial costs to redesign our products in a manner to avoid infringement of third party intellectual property rights.

The market for storage systems is intensely competitive and our results of operations, pricing and business could be harmed if we fail to maintain or expand our market position.

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corporation, Hitachi Data Systems, LSI Logic Storage Systems and Network Appliance. We also compete with traditional suppliers of computer systems, including Dell Computer Corporation, Hewlett-Packard Company and IBM Corporation, which market storage systems as well as other computer products.

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

In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering has continued and may result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

Our business and operating results may suffer if we encounter significant product defects.

Our products may contain undetected errors or failures when first introduced or as we release new versions. During 2003, we plan to introduce a number of new products, particularly in our SANnet II family of systems. We may discover errors in our products after shipment, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

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

As of September 30, 2003, our executive officers, directors and their affiliates beneficially owned approximately 8.6% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

Protective provisions in our charter and bylaws and the existence of our stockholder rights plan could prevent a takeover which could harm our stockholders.

Our certificate of incorporation and bylaws contain a number of provisions that could impede a takeover or prevent us from being acquired, including, but not limited to, a classified board of directors, the elimination of our stockholders’ ability to take action by written consent and limitations on the ability of our stockholders to remove a director from office without cause. Our board of directors may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by our board of directors without stockholder approval. In addition, we adopted a stockholder rights plan in May 2003 that is designed to impede takeover transactions that are not supported by our board of directors. Each of these charter and bylaw provisions and the stockholder rights plan gives our board of directors, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that our stockholders might view as being in their best interests.

The exercise of outstanding warrants may result in dilution to our stockholders.

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2003, there were outstanding warrants to purchase 2,065,315 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

The following table provides information about our investment portfolio at December 31, 2002 and September 30, 2003. For investment securities, the table presents carrying values at December 31, 2002 and September 30, 2003 and, as applicable, and related weighted average interest rates by expected maturity dates.

	December 31, 2002	September 30, 2003
	(amounts in thousands)

Cash equivalents	$10,084	$160,218
Average interest rate	3.3%	0.6%
Short-term investments	$—	$12,625
Average interest rate	—	2.1%
Total portfolio	$10,084	$172,843
Average interest rate	3.3%	1.0%

We have a line of credit agreement, which accrues interest at a variable rate. As of September 30, 2003, we had no balance under this line. Were we to incur a balance under this line, we would be exposed to interest rate risk on such debt.

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

Part II. Other Information

Item 1.  Legal Proceedings

On October 17, 2003, Crossroads filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035.  We were served with the lawsuit on October 27, 2003.  The patents involve storage routers and methods for providing virtual local storage.  Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium.  We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them.  We expect to incur significant legal expenses in connection with this litigation.  These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results.

In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.             List of Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the registrant (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference).
3.2	Bylaws of the registrant (filed as Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference).
4.1	Certificate of Incorporation of the registrant (included in Exhibit 3.1).
4.2	Bylaws of the registrant (included in Exhibit 3.2).
4.3	Form of Common Stock Certificate (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference).
4.4

Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003 (filed as Exhibit 3.3 of the registrant’s Current Report on Form 8-K filed May 19, 2003 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 4.10 of the registrant’s Current Report on Form 8-K filed May 19, 2003 and incorporated herein by reference).
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.             Reports on Form 8-K.

1.             The registrant filed a current report on Form 8-K, dated July 23, 2003, announcing the registrant’s second quarter 2003 earnings.

2.             The registrant filed a current report on Form 8-K, dated August 12, 2003, announcing the filing of a registration statement on Form S-3 related to a proposed public offering of the registrant’s common stock.

3.             The registrant filed a current report on Form 8-K, dated September 5, 2003, reaffirming the registrant’s prior earnings guidance for the third and fourth quarters of 2003.

4.             The registrant filed a current report on Form 8-K, dated September 18, 2003, announcing a public offering of the registrant’s common stock.

5.             The registrant filed a current report on Form 8-K, dated September 23, 2003, announcing that the underwriters of the public offering of the registrant’s common stock had exercised their option to purchase an additional 1,500,000 shares from the registrant and selling stockholders to cover over-allotments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)