Form 10-K
period 2003-12-31
DOT HILL SYSTEMS CORP
filed 2004-03-15
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                            to

Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	13-3460176 (IRS Employer Identification No.)
6305 El Camino Real Carlsbad, CA (Address of principal executive offices)	92009 (zip code)

(760) 931-5500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Shares outstanding at March 11, 2004	Name of each exchange on which registered
Common stock, $.001 par value	43,315,222	Nasdaq National Market

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2003 was $281,434,426. Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

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

PART I

Item 1. Business

        We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete turn-key, multi-terabyte storage area networks, provides end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our SANnet products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 and are MIL STD-810F compliant based on their ruggedness and reliability.

        Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value-added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun, and that agreement was recently extended until May 2007. We have been shipping our products to Sun for resale to Sun's customers since October 2002. We continue to develop new products for resale by Sun and other channel partners and expect to begin shipping several new products later in 2004.

        In February 2004, we acquired all the outstanding shares of Chaparral Networks, Inc., or Chaparral, a privately-held storage system provider. We expect to integrate Chaparral's redundant arrays of independent disks, or RAID, controller and router technology into our line of storage products. We plan to retain Chaparral's Colorado facility as a research and development hub and to continue to use Chaparral's team of engineers and facility support personnel.

        As part of our focus on indirect sales channels, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron. Our agreement with Solectron allows us to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of Solectron's manufacturing and procurement economies of scale.

        We were formed in 1999 by the combination of Box Hill Systems Corp. and Artecon, Inc., or Artecon. We reincorporated in Delaware in 2001. Our website address is http://www.dothill.com. Information contained on our website does not constitute a part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to those reports that we file with the SEC are currently available free of charge to the general public through our website. These reports are accessible on our website promptly after being filed with the SEC and are also accessible through the SEC's website which may be found at http://www.sec.gov. In addition, you may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

Growth of Data Storage

        The efficient generation, storage and retrieval of digital data and content has become increasingly strategic and mission-critical to organizations. The volume of this data continues to grow rapidly, driven by several factors including:

  •
  the proliferation of different types of data, including graphics, video, text and audio;

  •
  the emergence of Internet-based communication protocols which enable users to rapidly duplicate, change and re-communicate data;

  •
  new regulations and corporate policies requiring additional storage in certain industries, such as recent requirements imposed on healthcare companies and evolving regulatory requirements for financial services companies;

  •
  the implementation of enterprise-wide databases containing business management information; and

  •
  gains in network bandwidth and the technology for managing and classifying large volumes of data.

        According to Gartner, Inc., or Gartner, the total storage capacity of all worldwide external, controller-based disk storage systems shipped will grow by 64.1% on a compounded annual basis between 2002 and 2007, reaching 3.6 million terabytes, or TB, in 2007.

        Traditionally, storage vendors have designed products for markets differentiated by capacity, performance, price and feature set. These storage markets are typically identified as:

  •
  Entry-level. Entry-level storage products are designed for relatively low capacity, simple, stand-alone data storage needs for which price and simplicity are the main purchasing considerations. Vendors address this market primarily through an indirect sales channel approach employing retailers and VARs that assist information technology, or IT, managers in identifying, purchasing and installing the product.

  •
  Midrange. Midrange or departmental/workgroup storage products are designed for higher capacity and performance than entry-level products, but still feature ease of use and manageability, and are attached to a local server tailored to the needs of the local users. In this market, storage providers primarily sell their products to local IT managers through VARs and regional or small SIs.

  •
  High-end. High-end or data center storage products are designed for use by larger organizations where data storage and management is critical. These organizations require large capacity, high performance, automation, extreme reliability, continuous availability, systems interoperability and global service and support. In this market, storage providers sell their products with a combination of a direct sales force and indirect channels, including OEMs, large SIs and managed services providers.

        In addition to dramatic increases in the overall volume of data, the storage market has been influenced by the following major trends:

        Migration to Network Computing.    Computing processes and architectures have evolved from mainframe computing systems toward a centrally managed network computing environment characterized by multiple operating systems and server platforms that must share information. Organizations require large-scale data storage solutions offering:

  •
  increased connectivity capabilities;

  •
  greater capacity;

  •
  higher performance;

  •
  the ability to share data among different platforms;

  •
  greater reliability; and

  •
  greater protection.

        Organizations have responded by implementing tailored networks, optimized for data storage functions, that facilitate data access and protection.

        Increasing Focus on Total Cost of Ownership and Return on Investment.    IT managers are increasingly focused on lowering the total cost of ownership and increasing their return on investment on each technology purchase. IT managers evaluate total cost of ownership and return on investment based upon several metrics, including initial purchase price, ease of provisioning, scalability, reliability and redundancy, ease of management, IT staff productivity, operating costs and after-sale service and support.

Storage Area Networks

        Customers require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance. Historically, the Small Computer Systems Interface, or SCSI, was the primary method of connecting storage to servers. Then, the Fibre Channel protocol was developed, which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards. Gartner estimates that by 2007 network storage product sales will represent over 76.9% of the worldwide external disk storage market compared to approximately 60.5% of the market in 2002, growing at a 12.3% compound annual growth rate, or CAGR, from $8.5 billion in 2002 to $15.2 billion in 2007.

        Storage area networks, or SANs, apply the benefits of a networked approach to data storage applications, allowing large blocks of data to move efficiently and reliably between multiple storage devices and servers without interrupting normal network traffic. SANs provide high scalability, connectivity and fault-tolerance, which permit IT managers to create and manage centralized pools of storage and backup devices with redundant data paths. With the addition of file-sharing software, SANs also allow multiple hosts to share consolidated data, dramatically reducing the need to duplicate, move and manage multiple files in a wide variety of data-intensive applications. SANs primarily employ Fibre Channel technology.

Demand for High Performance, Affordable Network Storage Solutions

        Customers increasingly demand higher performing, affordable solutions to address expanding storage requirements, interoperability across disparate systems, the need for improved connectivity and rising data management costs. Customers are also demanding open standards architecture and modular systems that allow them to add capacity as needed. These demands have created significant opportunities for network storage system solutions that are affordable and provide high performance.

Reliability

        Perhaps one of the greatest requirements for many customers is that their stored data be available, and that the systems upon which they are stored by reliable. For example, Internet-related customers can lose significant revenue for every minute their sites are inoperable and users can't access data from the web site. Similarly, the operations of corporate customers can grind to a halt if precious data is lost or unavailable. For these reasons, a storage system's reliability is often the critical factor in making a choice among storage systems.

Our Solutions

        We offer a broad line of networked data storage solutions composed of standards-based hardware and software for open systems environments. Many of the performance attributes demanded by high-end/data center end-users are incorporated into our products, at prices that are suitable for the entry-level or midrange markets. Our end-users consist of entry-level, midrange and high-end/data center users, requiring cost-effective, easily managed, high performance, reliable storage systems. Our product lines range from approximately 72 gigabyte, or GB, to complete 35 TB storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our indirect channel partners to customize solutions, bundling our products with value-added hardware, software and services.

        Our products and services are intended to provide users with the following benefits:

  •
  Low Total Cost of Ownership and High Return on Investment. Our products combine reliability, flexibility, scalability and manageability into one of the smallest form factors in today's market. Our product set provides end-users with a low total cost of ownership due to our products' extreme reliability, the simplicity of our "plug-and-play" technology, decreased service and support costs and modular system approach that allows end-users to add capacity as needed. The modular nature of our products addresses our end-users' desire for a storage solution that does not require a large, upfront investment in a monolithic structure with unused capacity. In addition, we believe that our SANnet II storage systems are among the most space-efficient in the storage industry, maximizing our customers' limited space and significantly reducing their costs. By extending and leveraging our customers' installed storage system and architecture, we are able to provide solutions that offer both a lower total cost of ownership and a higher return on investment.

  •
  Modular Scalability. Our products are designed using a single cohesive modular architecture that allows customers to size and configure storage systems to meet their specific requirements. This modular architecture also allows customers to easily expand and, in some cases, reconfigure a system as their needs change, permitting them to extend the useful life of and better utilize their existing systems.

  •
  Carrier-Class Reliability. We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We design redundancy, 99.9998% reliability, high performance, and ruggedness into our SANnet II storage systems. Redundant components have the ability to be replaced while the system is on line without interrupting network activity. All of our SANnet II disk array products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F certifications.

  •
  Open Systems, Multi-Platform Support. As an independent provider of storage products, we are well positioned to provide storage solutions on a variety of platforms and operating systems, including Linux, Unix and Windows. Our SANnet II line of systems supports multiple servers using different operating systems simultaneously. This multi-platform compatibility allows customers to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as the customer's storage architecture changes.

  •
  Manageability. The ability to manage storage systems, particularly through software, is a key differentiator among storage vendors. SANscape, our storage management software, enables customers to more easily manage and configure their storage systems and respond to their changing system requirements. In addition, SANpath, our storage area networking software, further enhances performance and reliability.

        Following the acquisition of Chaparral in February 2004, we intend to continue to offer customers existing Chaparral products along with our products, and to integrate Chaparral's RAID controller and router technology into our future products and product lines.

Our Strategy

        Our objective is to focus on profitable growth and capture an increasing share of the open systems storage solution market.

        Focus on Profitable Growth.    We have focused our business strategy in several ways to enhance our margins and increase profits.

  •
  Utilize indirect sales channels. We have adopted an indirect sales model to access end-user markets primarily through our OEM, SI and VAR partners. This allows us to benefit from our channel partners' extensive direct and indirect distribution networks, installed customer base, and greater sales, marketing, and global service and support infrastructures.

  •
  Outsource manufacturing and service operations. We outsource substantially all of our manufacturing operations, which allows us to reduce manufacturing infrastructure, enhance working capital, and improve margins. In addition, we encourage our channel partners to provide support and service directly to end-users.

        Develop and Expand OEM Relationships.    In May 2002, we entered into an OEM agreement with Sun under which Sun resells our SANnet II and SANscape products to its customers under Sun's private label. Our agreement with Sun was expanded in January and March 2004 to extend the term by three years and include additional products under the agreement. In addition to Sun, we have other OEM partners, including Comverse Technology, Inc., or Comverse Technology, and Motorola, Inc., or Motorola, for our hardware products and Storage Technology Corporation, or StorageTek, and Network Appliance, Inc., or NetApp, for our software products. We intend to continue seeking additional OEM relationships with other industry leaders to sell current and future products and expand the number of products offered to existing OEM partners to enable them to address new markets.

        Broaden Non-OEM Channels to Diversify Revenues.    We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with

OEMs. In the second quarter of 2003, we launched a new channel marketing program and added 17 new non-OEM channel partners. In addition, we continue to sell direct to service providers, including NTT/Verio, Ofoto, a division of Kodak, and MCI/UUNET.

        Grow and Extend Technology Leadership.    We view our core competencies as the research, design and engineering of modular open storage systems. We believe that focused research and development on advanced, cost effective storage technologies is critical to our ongoing success. We intend to accelerate our expenditures on technology development and integration in order to offer more complete storage solutions and enhance our existing products to benefit our channel partners' efforts to increase sales. We expect to introduce our SANnet II Serial Advanced Technology Attachment, or SATA, and SANnet II Fabric Attached Storage, or FAS, products later this year.

        Pursue Strategic Alliances, Partnerships and Acquisitions.    We will continue to evaluate and selectively pursue strategic acquisitions, alliances and partnerships that are complementary to our business. We believe that growth of the network storage market will create additional opportunities to expand our business. In addition, we believe the most efficient pursuit of these opportunities will be through strategic alliances and relationships, which allow us to leverage our existing design and marketing infrastructure while capitalizing on products, technologies and channels that may be available through potential strategic partners.

Our Products

        We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers' needs for easily scalable cost effective solutions. We currently offer storage systems in Fibre Channel and SCSI configurations. Our software offerings consist of storage management applications, which can manage any one or all of our storage system configurations, and performance enhancing software that we sell bundled with our storage systems or license separately to OEM customers.

        All of our SANnet II products are NEBS Level 3 certified and MIL-STD-810F compliant. NEBS guidelines were originally developed by Bellcore, now Telcordia, as ultra-high reliability standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD-810F is a military standard created by the U.S. Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are increasingly important requirements for end-users.

        Our primary products include the following:

Product Line	Description	General Availability	Capacity	Target Market	Features
Hardware
SANnet II SCSI	2 unit high, 12 to 36 drives, Ultra160 SCSI DAS storage	4Q02	72 GB to 5.25 TB using 146 GB SCSI drives	Entry-level and Midrange	Compact 3.5 inch high enclosures, fully redundant RAID using SCSI connections, expandable storage capacity
SANnet II FC	2 unit high, 12 to 192 drives, 2 Gigabit Fibre Channel DAS and SAN storage	1Q03	72 GB to 28 TB using 146 GB FC drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
SANnet II Blade	1 unit high, 4 to 12 drives, Ultra320 SCSI DAS	4Q03 DAS	72 GB to 1.75 TB using 146 GB SCSI drives	Entry-level	Highly rack-optimized design, provides genuine hardware RAID functionality, connects to low-cost server SCSI ports
SANnet II SATA	2 unit high, 12 to 192 drives, 2 Gigabit Fibre Channel DAS and SAN storage	2Q04	1 TB to 48 TB using 250 GB SATA drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, supports FC and SATA drives simultaneously, scalable performance and capacity without interruptions
SANnet II FAS (Embedded FC SAN Switches)	2 unit high, 12 to 192 drives, 2 Gigabit and 10 Gigabit Fibre Channel DAS and SAN storage	4Q04	72 GB to 28 TB using 146 GB FC drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, internal fabric SAN switches, 10 Gigabit SAN support, scalable performance and capacity without interruptions
Rio	1 unit RAID controller	3Q02	N/A	Entry-level and Midrange	RAID controller attachable to JBOD to allow for RAID protection
Riva	RAID controller board	2Q03	N/A	Entry-level and Midrange	Complete SAN solution, scalable performance
Software
SANpath	Storage area networking software	1Q00	N/A	Entry-level and Midrange	Load balancing, multipathing, path fail over, path fail back and LUN masking
SANscape	Storage management software	1Q00	N/A	Entry-level and Midrange	Graphical and command line consoles with diagnostics, monitoring and reporting

        We expected to release a network attached storage version of SANnet II in the 2003 to 2004 time frame. However, we have chosen to delay that product's development indefinitely in favor of other future products.

        SANnet II Family of Storage Solutions.    We introduced our next generation open systems storage products, our SANnet II family, during the fourth quarter of 2002. SANnet II provides enterprise class functionality to the entry-level, midrange and high-end storage markets at attractive prices. Through our SANnet II family of networked storage solutions, we offer compact, rugged RAID arrays that support SAN and direct attached storage, or DAS, configurations. The SANnet II products provide 99.9998% uptime and are tested to operate in extreme environmental conditions. In addition, our SANnet II products share a common modular architecture and unified management system that integrates our SANpath and SANscape management software.

  •
  SANnet II FC.  We launched our SANnet II FC storage product in March 2003. It is a Fibre Channel-based storage product for IT managers that require an open systems storage solution for integration with a SAN.

  •
  SANnet II Blade.  We launched our SANnet II Blade product during the fourth quarter of 2003. It is an entry-level ultra-compact storage solution supporting capacities up to 1.75 TB for DAS architectures.

  •
  SANnet II SATA.  We expect to launch our SANnet II SATA storage product in the second quarter of 2004. It is an entry-level and midrange Fibre Channel-based storage product supporting capacities up to 48 TB using SATA drives for IT managers requiring a compact near-line storage solution.

  •
  SANnet II FAS.  We expect to launch our SANnet II FAS storage product in the fourth quarter of 2004. It is an entry-level and midrange Fibre Channel-based storage product supporting internal Fibre Channel fabric switches for IT managers requiring a compact SAN storage solution.

        Chaparral Products.    We acquired the following products in our acquisition of Chaparral. We expect to integrate Chaparral's RAID controller and router technology into our line of storage products.

  •
  Rio.  Rio was launched during the third quarter of 2002. It is a midrange enterprise class RAID controller that can support up to eight independent Fibre Channel host ports. Its modular design scales from as little as 300 GB to as much as 35 TB of capacity.

  •
  Riva.  Riva was launched during the second quarter of 2003. It is a SAN storage solution designed for bandwidth-intensive applications. Riva is scalable to 35 TB raw capacity, with up to 2.34 TB per enclosure.

        Software.    We develop application software technologies and products that are complementary to our overall storage solutions. Our host-based software is delivered as two primary application suites: SANpath and SANscape. Our software supports widely used open systems platforms, including Linux, Unix, and Windows.

  •
  SANpath.  SANpath is our storage area networking software that improves system performance and enables storage multipathing to ensure comprehensive reliability, availability and serviceability. Originally released during the first quarter of 2000, SANpath functions with SCSI or Fibre Channel connections and storage hardware, including our SANnet II storage solutions deployed within either DAS or SAN architectures. All SANpath managed environments may be re-configured without interruptions to operating systems or applications.

    SANpath provides a number of features, such as: path fail over, load balancing, dynamic volume management, the reassignment of storage volume without server restarts and secure storage volume assignment via access control lists.

  •
  SANscape.  SANscape is our storage management software that facilitates the monitoring, configuration and maintenance of our SANnet II storage solutions using a Java-based graphical user interface and a variety of tools. Originally released during the first quarter of 2000, SANscape also creates an optional consolidated interface for the administration of SANpath.

    SANscape can be used to manage various storage solutions deployed throughout an organization. Its event tools monitor the storage solutions under management and report status changes to administrators by email, pager and other means.

Sales and Marketing

        We market and distribute our products globally through our channel partners and directly to certain customers. Our channel partners consist of OEMs, SIs and VARs, which we use to cost-effectively pursue a wide range of potential end-users. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We have established a channel partner program consisting of three tiers which distinguishes and rewards our partners for their levels of commitment and performance. We maintain a sales and marketing organization operating out of our headquarters in Carlsbad, California, with regional offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom as well as several smaller localized field sales offices throughout North America. Our products are sold under the Dot Hill brand name and under the names of our OEM customers. For the year ended December 31, 2001, sales to one customer accounted for approximately 15%. For the years ending 2002 and 2003, sales to another customer for approximately 25%, and 83%, respectively. For the year ended December 31, 2001, our accounts receivable from one customer was approximately 16%. For the year ended December 31, 2002, our accounts receivable from two customers were approximately 11% and 43%. For the year ended December 31, 2003, our accounts receivable from two customers were 12% and 56%. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

        As of December 31, 2003, our worldwide sales team consisted of 60 sales employees and 6 marketing employees.

OEMs

        Our primary distribution channel is through OEMs. We have several OEM relationships and are actively developing new ones. Currently OEM partners include Comverse Technology, Motorola and Sun. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. For the years ended December 31, 2002 and 2003, OEM sales represented 55.9% and 85.9% of our net revenue, respectively. Sales to Sun accounted for 25.0% and 83.4% of our net revenue for the years ended December 31, 2002 and 2003, respectively. Sales to Comverse Technology accounted for 15.0%, 9.5% and 2.0% of our net revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

Systems Integrators and Value Added Resellers

        Most of our non-OEM products are sold in conjunction with SIs and VARs who work closely with our sales force to sell our products to end-users. SIs and VARs generally resell our products under the Dot Hill brand name and share responsibility with us for marketing, sales, service and support.

        In North America we sell directly to SIs and VARs. In markets outside of North America, we have relationships with a number of distributors who offer our products to local VARs or, in some countries, directly to end-users. We believe international markets represent an attractive growth opportunity and intend to expand the scope of our international sales efforts by continuing to actively pursue additional international distributors and resellers.

Service Providers

        We sell directly to service providers, who integrate our storage products into their proprietary systems and provide access to their systems and related services to end-users. Our current service providers include NTT/Verio, Ofoto and MCI/UUNET.

Marketing

        We support our OEM, SI and VAR channels with a broad array of marketing programs designed to build our brand name, attract additional channel partners and generate end-user demand. Our product marketing team, located in Carlsbad, California, focuses on product strategy, product development roadmaps, the new production introduction process, product lifecycle management, demand assessment and competitive analysis. The product marketing team also ensures that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development roadmap to meet key channel technology requirements.

Our Relationship with Sun

        In May 2002, we entered into a three-year OEM agreement with an annual renewal to provide our SANnet II and SANscape products for private label sales by Sun. This agreement was recently extended until May of 2007. During October 2002, we began shipping to Sun the first product in our SANnet II family of systems, SANnet II SCSI, for resale to Sun's customers. We began shipping our SANnet II FC to Sun in March 2003 and expect to begin delivery of a third product, SANnet II Blade, during the first quarter of 2004. We are developing new products for sale by Sun and expect our relationship to continue to expand. There are no minimum purchase agreements or guarantees in our agreement with Sun, and the agreement does not obligate Sun to purchase its storage solutions exclusively from us.

        As of December 31, 2003, Sun held the right to acquire from us a number of shares of common stock equal to up to 3.2% of our common stock outstanding. In May 2002, in connection with the original OEM agreement, we issued a warrant to Sun to purchase 1,239,527 shares of our common stock. In February 2003, we issued a warrant to Sun in connection with a private placement of our preferred stock. As of December 31, 2003, this warrant was exercisable for 154,752 shares of our common stock. Under the terms of the warrants, we are obligated to file a registration statement with respect to the resale of all of the shares of our common stock issuable upon exercise of the warrants.

        We believe that our relationships with market leaders like Sun strengthen our credibility in the marketplace, validate our technology and enable us to sell our products to a much broader customer base. In addition to expanding and enhancing our relationships with current OEM customers and other types of channel partners, we intend to add additional OEM customers as a part of our overall strategy.

End-users

        End-users of our products represent a wide variety of industries and range from small businesses to large enterprises, government agencies and other institutions. Our products are currently installed across many industries and markets. The table below lists representative end-users of our products:

Defense Agencies		Entertainment		Financial Services		Government Agencies
•	Department of National	•	AOL Time Warner	•	American Express	•	Mexico Department of
	Defense and Canadian	•	CBS MarketWatch	•	Citigroup		Labor
	Forces	•	Fox Cable Networks	•	Tudor Investment	•	NASA
•	U.K. Ministry of Defense	•	Home Box Office	•	UBS Financial Services	•	National Institute of
•	U.S. Air Force	•	Vivendi Universal	•	VeriSign		Health
•	U.S. Army					•	U.S. Department of
•	U.S. Navy						Justice
U.S. Department of State
Healthcare		Industrial/Technology		Telecommunications		Universities
•	Arena Pharmaceuticals	•	Boeing	•	Ameritech	•	CalTech
•	Bracco Diagnostics	•	General Dynamics	•	AT&T	•	CASPUR
•	GenVault	•	Lockheed Martin	•	Comverse Technology	•	CERN
•	Merck & Company	•	Raytheon	•	Lucent Technologies	•	Rutgers University
•	St. Jude Children's	•	Texas Instruments	•	NEC	•	University of Stuttgart
	Research Hospital			•	Nortel Networks Corporation
				•	NTT DoCoMo

Customer Service and Support

        We recognize that providing comprehensive, proactive and responsive support is essential to establishing new customer accounts and securing repeat business. We provide comprehensive, 24 hours a day, seven days a week, 365 days a year, global customer service and support, either directly or through third party service providers, aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration. Through direct and third party service providers, we maintain a global network of professional engineers and technicians who provide telephonic technical support in various languages from strategically-located global response centers on a 24 hour, seven day basis. In addition, we provide four hour on-site service response on a global basis. We also offer all of our customers access to SANsolve, our web-hosted interactive support knowledge base that gives our customers the ability to find answers to technical questions as well as initiate and track all support issues.

        As part of our shift away from direct sales, we have also taken steps to better align our service and support structure with our new indirect sales model. We have:

  •
  Encouraged our channel partners to provide support and service directly to end-users. For example, Sun, our primary channel partner, provides all but the fifth and final level of support and service to its end-users; we provide that final level of support and service;

  •
  Focused on providing the higher levels of support for a fee and the establishment of authorized service providers; and

  •
  Engaged Anacomp, Inc., or Anacomp, to be the exclusive provider of on-site maintenance, warranty and non-warranty services for customers who purchase new maintenance agreements for our prior generation SANnet product family and other legacy products. Anacomp also manages our non-warranty customers and is the exclusive distributor of spare parts for our legacy products. In addition, Anacomp provides first and second level technical support for all of our product lines.

        Despite our shift away from direct sales, we plan to continue to maintain our current service offerings, including onsite support contracts. These services will be performed either directly by us, or through the increased use of third party service providers.

Research and Development

        Our research and development team is focused on developing innovative storage and networking products, storage management software for the open systems market, and the integration of our newly-acquired controller and router technology into Dot Hill designed storage systems. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI Disk Array and RAID storage system for the Unix environment, and the first NEBS Level 3 certified and MIL STD-810F tested line of storage systems. We believe that our success depends on our ability to continuously develop products that meet changing customer needs and to anticipate and proactively respond to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines.

        Our areas of expertise include Linux, Unix and Windows driver and system software design, SAN storage resource management software design, data storage system design and integration, controller and router design and technology and high-speed data interface design. We are currently focusing development efforts on our next-generation family of storage systems and on our software products. Projects include the launch of additional members of the SANnet II family of systems, improvements to our storage software offerings and next generation high-speed solutions that will take advantage of the latest transports and technologies.

        Our research and development activities are directed by individuals with significant expertise and industry experience. Our total research and development expenses were $10.0 million and $11.9 million for the years ended December 31, 2002 and 2003, respectively.

Manufacturing and Suppliers

        Since 2002, we have outsourced substantially all of the manufacturing operations for our SANnet I and SANnet II systems and RAID controllers to third party manufacturing companies. We plan to integrate Chaparral's RAID controller and router technology into our line of storage products. By outsourcing manufacturing we have been able to reduce expenses related to our internal manufacturing operations and focus on our research and development activities. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. This external manufacturer must meet Sun's engineering, qualification and logistics requirements.

Intellectual Property

        Our success depends significantly upon our proprietary technology. We have received registered trademark protection for the marks SANnet®, SANpath®, SANscape®, Dot Hill®, Dot Hill Systems® and the Dot Hill logo. With the acquisition of Chaparral, we acquired registered trademark protection for the marks Raidar®, Rio®, Riva® and Stratis®. We have attempted to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We have registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees and with key vendors and suppliers.

        As of December 31, 2003, we had been awarded a total of eight U.S. patents. We do not believe that those patents will provide us with any material competitive advantage. However, with the acquisition of Chaparral, we acquired one issued U.S. patent, two allowed U.S. patents and 13 U.S. patent applications that are in various stages of the patenting process. These patents and applications generally cover RAID controller and SAN technology. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

Competition

        The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corporation, Hitachi Data Systems, LSI Logic Corp. and Network Appliance, Inc. We also compete with traditional suppliers of computer systems, including Dell Inc., Hewlett-Packard Development Company, L.P. and IBM Corp., which market storage systems as well as other computer products.

        Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of new, privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future.

        We believe the principal competitive factors in the storage systems market are:

  •
  Product performance, features, scalability and reliability;

  •
  Price;

  •
  Product breadth;

  •
  Timeliness of new product introductions; and

  •
  Interoperability and ease of management.

        We believe that we compete favorably in each of these categories. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products, and maintaining high quality standards and customer satisfaction.

Employees

        As of December 31, 2003, we had 196 full-time employees, of whom 66 were engaged in sales and marketing, 70 in research and development, 41 in manufacturing, 17 in general management and administration and two in customer service and support. We acquired an additional 51 employees as part of our acquisition of Chaparral in February 2004, of whom 11 were engaged in sales and marketing, 22 in research and development, five in manufacturing, eight in general management and administration and five in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Executive Officers of the Registrant at December 31, 2003

Name	Age	Position	Officer since
James L. Lambert	50	Chief Executive Officer, President and Director	August 1984*
Preston S. Romm	50	Chief Financial Officer, Vice President, Finance, Treasurer and Secretary	November 1999
Dana W. Kammersgard	48	Chief Technical Officer	August 1984*

*
Note: In 1999, Artecon, Inc. and Box Hill Systems Corp. merged to form Dot Hill Systems Corp. Artecon was founded in 1984 by James Lambert and Dana Kammersgard. Both Mr. Lambert and Mr. Kammersgard were officers of Artecon from its inception until the merger, and have been officers of Dot Hill since the merger.

        All officers are elected by the board of directors and serve at the pleasure of the board of directors as provided in our bylaws.

        James L. Lambert has served as a director and our Chief Executive Officer since August 2000. From August 1999 to August 2000, Mr. Lambert served as our Chief Operating Officer and Co-Chief Executive Officer. Since August 1999, he has also served as our President and a director. A founder of Artecon, Mr. Lambert served as President, Chief Executive Officer and director of Artecon from its inception in 1984 until August 1999. Mr. Lambert currently serves as a director of the Nordic Group of Companies, a group of privately held companies. He holds a B.S. and an M.S. in Civil and Environmental Engineering from University of Wisconsin, Madison. Mr. Lambert is William R. Savey's son-in-law.

        Preston S. Romm has served as our Chief Financial Officer, Vice President, Finance and Treasurer since November 1999. Mr. Romm has also served as our Secretary since April 2001. From January 1997 to November 1999, Mr. Romm was Vice President of Finance, Chief Financial Officer and Secretary of Verteq, Inc., a privately-held semiconductor equipment manufacturer. From November 1994 to January 1997, Mr. Romm was Vice President of Finance and Chief Financial Officer of STM Wireless, Inc., a wireless data and voice equipment manufacturer. From July 1990 to November 1994, Mr. Romm was Vice President and Controller of MTI Technology Corporation, a provider of data storage systems. Mr. Romm holds a B.S. in Accounting from the University of Maryland and a M.B.A. from American University.

        Dana W. Kammersgard has served as our Chief Technical Officer since August 1999. Mr. Kammersgard was a founder of Artecon and served as a director from its inception in 1984 until August 1999. At Artecon, Mr. Kammersgard served in various positions since 1984, including Secretary and Senior Vice President of Engineering from March 1998 until August 1999 and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to co-founding Artecon, Mr. Kammersgard was the director of software development at CALMA, a division of General Electric Company. Mr. Kammersgard holds a B.A. in Chemistry from the University of California, San Diego.

Certain Risk Factors Related to the Company's Business

        Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our financial statements and related notes.

Under our OEM agreement with Sun, Sun is not required to make minimum purchases or purchase exclusively from us, and we cannot assure you that our relationship with Sun will not be terminated or will generate significant sales.

        Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 25.0% and 83.4% of our net revenue for the years ended December 31, 2002 and 2003, respectively. Our OEM agreement with Sun had an initial term of three years and has been renewed by Sun through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2004 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

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

        None of our contracts with our existing channel partners, including Sun, contain any minimum purchasing commitments. Further, we do not expect that future contracts with channel partners, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower net revenue. In addition, our existing contracts do not require our channel partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our channel partners may sell the products of our competitors.

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

The integration of Chaparral may be difficult, resulting in costs or leading to disruptions in relationships with customers or suppliers, any of which could have an adverse effect on our financial results and operations.

        In February 2004, we acquired all the outstanding shares of Chaparral. Integrating Chaparral's technologies and businesses will be a complex, time-consuming and possibly expensive process. Before the acquisition, Chaparral had its own business, culture, products, customers, employees and systems. After the acquisition, the companies intend to operate as a combined organization using common information and communication systems, operating procedures, financial controls and human resource practices. We cannot be assured that the engineers from Chaparral and other employees whom we wish to retain will continue their employment relationships with us. In offering both our product lines and those of Chaparral, we will incur the expenses involved with supporting and producing two different product lines. Eventually, we expect to merge the product lines, and in doing so we risk losing customers who preferred one line over the other.

        Further, we may not be able to integrate the Chaparral technology, particularly the RAID technology, into our product lines as we now plan. Certain customers may seek alternative sources of product, supply, or service due to these perceptions or based simply upon a desire not to do business with the combined company. Further, our relationships with suppliers may become disrupted, as the suppliers (particularly of RAID controllers) fear a threat of being replaced by the technology acquired in the transaction.

        Our combined company also will have more distribution channels than we had prior to the acquisition. The combined company's resellers may target similar sales opportunities. These overlapping sales efforts could adversely affect relationships with resellers and other sales channels, and result in resellers being less willing to market our products aggressively, or at all.

        Other possible risks stemming from the acquisition of Chaparral may include:

  •
  the diversion of management resources from business operations to the merging of the two companies;

  •
  perceived adverse change in customer service standards, billing or pricing practices or product offerings which may cause customers to terminate relationships with the combined company;

  •
  costs and delays in implementing common systems and procedures; and

  •
  potential inefficiencies in delivering products to customers of the combined company.

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

        With our increased use of third-party manufacturers, our ability to control the timing of shipments has continued and will continue to decrease. Delayed shipments could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could result in cash flow problems or a decline in our stock price.

We have experienced losses in the past and may experience losses in the future; we may need to raise additional funds to continue our operations.

        For the years ended December 31, 2001 and 2002, we incurred net losses of $43.4 million and $34.3 million, respectively. We cannot assure you that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

  •
  our plans to maintain and enhance our research, development and product testing programs;

  •
  the success of our manufacturing strategy;

  •
  the success of our sales and marketing efforts;

  •
  the extent and terms of any development, marketing or other arrangements;

  •
  changes in economic, regulatory or competitive conditions; and

  •
  costs of filing, prosecuting, defending and enforcing intellectual property rights.

        Our available cash, cash equivalents and short-term investments as of December 31, 2003 totaled $191.5 million (of which $62 million was used in the acquisition of Chaparral in February 2004), which, together with cash generated by operations, we believe will finance our operations through at least the next twelve months and we do not now contemplate the need to raise additional funds. However, unanticipated events, such as Sun's failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise funds sooner than we expect. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

        Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)
First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7

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

  •
  the cost of litigation involving intellectual property and other issues;

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

        Our net revenue is difficult for us to predict since it is directly affected by the timing of large orders. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net revenue for a quarter during the last month of that quarter. In addition, our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. We cannot assure you that we will experience sales growth in future periods.

The market for our products is subject to substantial pricing pressure that decreases our margins.

        Pricing pressures exist in the data storage market and have harmed and may in the future continue to harm our revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are customarily passed-on to customers by storage companies through a continuing decrease in the price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price as opposed to features of products, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are unable to offset those pressures with commensurate cost reductions from our suppliers or by providing new products and features, our margins will be harmed.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly, time-consuming litigation or even the inability to offer certain products.

        We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape, Stratis, Dot Hill and the Dot Hill logo and with the acquisition of Chaparral, we acquired registered trademarks for Raidar, Rio, Riva and Stratis. As of December 31, 2003, we had been awarded a total of eight U.S. patents and with the acquisition of Chaparral, we acquired one issued U.S. patent, two allowed U.S. patents and 13 U.S. patent applications that are in various stages of the patenting process. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

        On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads' claims and intend to vigorously defend against them. We expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results. Further, parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial legal fees and expenses, and distract management from the operations of our business.

        We expect that providers of storage products will increasingly be subject to infringement claims as the number of products and competitors increases. In addition to the formal claims brought against us by Crossroads, we receive, from time to time, letters from third parties suggesting that we may require a license from such third parties to manufacture or sell our products. We evaluate all such communications to assess whether to seek a license from the patent owner. We may require licenses that could have a material impact on our business. We may not be able to obtain the necessary license from a third party on commercially reasonable terms, or at all. Consequently, we could be prohibited from marketing products that incorporate the protected technology or incur substantial costs to redesign our products in a manner to avoid infringement of third party intellectual property rights.

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

        We could also lose current or future business to any of our suppliers or manufacturers, some of which directly and indirectly compete with us. Currently, we leverage our supply and manufacturing relationships to provide a significant share of our products. Our suppliers and manufacturers are very familiar with the specific attributes of our products and may be able to provide our customers with similar products.

        We expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and potential loss of market share, any of which could harm our business.

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

        Our products may contain undetected errors or failures when first introduced or as we release new versions. During 2004, we plan to introduce new products into our SANnet II family of systems. We may discover errors in our products after shipment, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim could distract management's attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

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

        Many of our customer relationships are based on personal relationships between the customer and our sales representatives. If these representatives terminate their employment with us, we may be forced to expend substantial resources to attempt to retain the customers that the sales representatives serviced. Ultimately, if we were unsuccessful in retaining these customers, our net revenue would decline.

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

        As of December 31, 2003, our executive officers, directors and their affiliates beneficially owned approximately 8.8% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

        Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of December 31, 2003, there were outstanding warrants to purchase 2,034,551 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

Our stock price may be highly volatile and could decline substantially and unexpectedly.

        The trading price of our shares of common stock has been affected by the factors disclosed in this section as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as ours, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of our shares in any given period. Such shortfalls may result from events that are beyond our immediate control, can be unpredictable and, since a significant proportion of our sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of our shares regardless of our long-term prospects. The trading price of our shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies, in our industry generally and our business segment in particular, which may not have any direct relationship with our business or prospects.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future. Securities litigation could result in the expenditure of substantial funds, divert management's attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

Future sales of our common stock may hurt our market price.

        A substantial number of shares of our common stock may become available for resale. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate. In addition, we are obligated to file a registration statement with respect to the resale of up to 1,394,279 shares of our common stock issuable upon exercise of warrants held by Sun.

Geopolitical military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

        Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States and internationally, as well as those of our channel partners, suppliers, third party manufacturer and customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock

Item 2. Properties

        Our headquarters and principal research and marketing facilities occupy approximately 70,000 square feet in Carlsbad, California, under a renewable lease that expires in December 2005. In addition, we lease a sales office in Boston, Massachusetts, and six international offices in five countries: Germany, Japan, the Netherlands, Singapore and the United Kingdom. With the acquisition of Chaparral, we added a research and development facility that occupies approximately 25,000 square feet in Longmont, Colorado, under a lease that expires in July 2007. Solectron manufactures substantially all of our products. We believe that with our existing facilities and Solectron's manufacturing capabilities, we have the capacity to meet any potential increases to our forecasted production requirements and therefore believe our facilities are adequate to meet our needs in the foreseeable future.

Item 3. Legal Proceedings

        On October 17, 2003, Crossroads filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads' claims and intend to vigorously defend against them. We expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results.

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

Item 4. Submission of Matters to Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock traded on the New York Stock Exchange beginning on September 16, 1997 under the symbol "BXH". In August 1999, Box Hill Systems merged with Artecon and we changed our name to Dot Hill Systems Corp. and our trading symbol changed to "HIL". We moved to the American Stock Exchange on December 12, 2002, where we continued to trade our common stock under the symbol "HIL". On July 28, 2003, our common stock was included for quotation on the Nasdaq National Market where our common stock is currently traded under the symbol "HILL".

        The following table sets forth for the periods indicated the per share range of the high and low closing sales prices or closing bid prices, of our common stock as reported on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market, as applicable.

	Low	High
Year Ended December 31, 2002
First Quarter	$1.55	$3.15
Second Quarter	2.10	4.69
Third Quarter	2.50	3.95
Fourth Quarter	1.60	3.50
Year Ended December 31, 2003
First Quarter	$3.10	$6.12
Second Quarter	6.01	14.00
Third Quarter	13.52	18.95
Fourth Quarter	12.66	17.37

        On March 11, 2004 the last reported sale price for our common stock on the Nasdaq National Market was $11.53 per share. As of March 11, 2004, there were 43,315,222 shares of our common stock outstanding held by approximately 6,975 holders of record.

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

Item 6.    Selected Financial Data

        In August 1999, Box Hill Systems merged with Artecon and we changed our name to Dot Hill Systems Corp. Our accompanying financial statements have been retroactively restated to reflect the Merger of Box Hill and Artecon, which was accounted for as a pooling of interests. We derived the selected consolidated financial data presented below from our consolidated financial statements. You should read the selected consolidated financial data together with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

        Statement of operations data for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data as of December 31, 2002 and 2003 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. Statement of operations data for the years ended December 31, 1999 and 2000 and balance sheet data as of

December 31, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$124,216	$121,197	$56,277	$46,936	$187,448
Cost of goods sold	86,612	77,730	44,818	45,444	142,550

Gross profit	37,604	43,467	11,459	1,492	44,898

Operating expenses:
Sales and marketing	24,204	31,747	23,717	22,513	14,086
Research and development	7,401	8,798	6,673	10,043	11,950
General and administrative	10,837	6,891	4,533	5,150	7,418
Impairment of intangible assets	1,224	—	—	—	—
Merger and restructuring expenses	7,392	—	4,905	1,550	—

Operating income (loss)	(13,454)	(3,969)	(28,369)	(37,764)	11,444

Net income (loss)	$(9,047)	$(948)	$(43,391)	$(34,303)	$12,131

Net income (loss) attributable to common stockholders	$(9,047)	$(948)	$(43,391)	$(34,759)	$11,990

Net income (loss) per share:
Basic	$(0.39)	$(0.04)	$(1.76)	$(1.39)	$0.35

Diluted	$(0.39)	$(0.04)	$(1.76)	$(1.39)	$0.31

Weighted average shares outstanding:
Basic	23,385	24,253	24,703	24,953	33,856

Diluted	23,385	24,253	24,703	24,953	38,164

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short- term investments	$47,951	$33,653	$16,457	$12,082	$191,545
Working capital	58,946	54,454	25,832	2,224	177,650
Total assets	103,658	102,879	46,191	32,228	218,443
Total long-term debt	272	186	330	275	247
Total stockholders' equity	72,823	73,770	30,611	5,785	184,133

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

        Our products and services are sold worldwide to end-users primarily through our channel partners, including OEMs, SIs and VARs. In May 2002, we entered into a three-year OEM agreement with Sun to provide our storage hardware and software products for private label sales by Sun, and that agreement was recently extended until May 2007. We have been shipping our products to Sun for resale to Sun's customers since October 2002. We continue to develop new products for resale by Sun and other channel partners and expect to begin shipping additional new products for resale later this year. We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.

        As part of our focus on indirect sales channels, we have outsourced substantially all of our manufacturing operations to third party electronics manufacturing services companies. Outsourcing allows us to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of various manufacturing and procurement economies of scale.

        We derive net revenue primarily from sales of our SANnet II family of products. In prior periods, we derived a significant portion of our net revenue from sales of our legacy products and SANnet I family of products. Except for two OEM customers, one of which continues to buy our SANnet I products and the other of which continues to buy a legacy system, we have transitioned all customers to our SANnet II products. We derive a portion of our net revenue from services associated with the maintenance service we provide for our installed products. In May 2003, we entered into a services agreement with Anacomp, Inc. to provide all maintenance, warranty and non-warranty services for our SANnet I and certain legacy products.

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

        In February 2004, we acquired all the outstanding shares of Chaparral, a privately-held storage system provider. We expect to integrate Chaparral's RAID controller and router technology into our line of storage products. We plan to retain Chaparral's Colorado facility as a research and development hub and to continue to use Chaparral's team of engineers and facility support personnel.

        In August 1999, Box Hill Systems merged with Artecon and we changed our name to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters are located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom.

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

Revenue Recognition

        We recognize revenue for non-software product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally twelve months. Revenue from installation, training and consulting is recognized as the services are performed.

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

Results of Operations

        The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	79.6	96.8	76.0

Gross profit	20.4	3.2	24.0

Operating expenses:
Sales and marketing	42.1	48.0	7.5
Research and development	11.9	21.4	6.4
General and administrative	8.1	11.0	4.0
Restructuring expenses	8.7	3.3	—

Operating income (loss)	(50.4)	(80.5)	6.1

Net income (loss)	(77.1)%	(73.1)%	6.5%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenue

        Net revenue increased $140.5 million, or 299.4%, to $187.4 million for the year ended December 31, 2003 from $46.9 million for the year ended December 31, 2002. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 83.4% of our net revenue for the year ended December 31, 2003.

Cost of Goods Sold

        Cost of goods sold increased $97.1 million, or 213.7%, to $142.5 million for the year ended December 31, 2003 from $45.4 million for the year ended December 31, 2002. As a percentage of net revenue, cost of goods sold decreased to 76.0% for the year ended December 31, 2003 from 96.8% for the year ended December 31, 2002. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the year ended December 31, 2003. The decrease in cost of goods sold as a percentage of our net revenue was primarily attributable to a more efficient absorption of fixed production costs and to a lesser extent a decrease in inventory write-downs of $6.6 million.

Gross Profit

        Gross profit increased $43.4 million, or 2,909.2%, to $44.9 million for the year ended December 31, 2003 from $1.5 million for the year ended December 31, 2002. As a percentage of net revenue, gross profit increased to 24.0% for the year ended December 31, 2003 from 3.2% for the year ended December 31, 2002. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the year ended December 31, 2003. The increase in gross profit as a percentage of our net revenue was primarily attributable to a more efficient absorption of fixed production costs and to a lesser extent a decrease in inventory write-downs of $6.6 million.

Sales and Marketing Expenses

        Sales and marketing expenses decreased $8.4 million, or 37.4%, to $14.1 million for the year ended December 31, 2003 from $22.5 million for the year ended December 31, 2002. As a percentage of net revenue, sales and marketing expenses decreased to 7.5% for the year ended December 31, 2003 from 48.0% for the year ended December 31, 2002. The decrease in the dollar amount of sales and marketing expenses was attributable to a reduction in our sales and marketing headcount of 24 employees between December 31, 2002 and December 31, 2003. The reduction was made in conjunction with our shift toward an indirect sales model, implementation of fixed cost reduction measures, such as closure of excess and unused facilities, and the refocus of our marketing resources on a smaller population of potential customers.

Research and Development Expenses

        Research and development expenses increased $1.9 million, or 19.0%, to $11.9 million for the year ended December 31, 2003 from $10.0 million for the year ended December 31, 2002. As a percentage of net revenue, research and development expenses decreased to 6.4% for the year ended December 31, 2003 from 21.4% for the year ended December 31, 2002. The increase in the dollar amount of research and development expenses was primarily attributable to an increase in salary and related expenses of $2.1 million attributable to an increase in the number of our full-time direct engineering team members, an increase of regulatory testing costs of $0.3, an increase of allocable fixed costs of $0.5 million, offset by a reduction of prototype costs related to the development of our SANnet II product line of $1.5 million. We expect to continue to invest in research and development and plan to add more members to our research and development team during 2004.

General and Administrative Expenses

        General and administrative expenses increased $2.2 million, or 44.0%, to $7.4 million for the year ended December 31, 2003 from $5.2 million for the year ended December 31, 2002. As a percentage of net revenue, general and administrative expenses decreased to 4.0% for the year ended December 31, 2003 from 11.0% for the year ended December 31, 2002. The increase in the dollar amount of general and administrative expense was attributable to increased bonus expense of $1.8 million, and increased legal expenses of $0.4 million.

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

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and closure of our New York City office.

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

        The following is a summary of restructuring activity recorded during the years ended December 31, 2002 and 2003:

March 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at December 31, 2003
	(in thousands)
Employee termination costs	$2	$—	$(2)	$—	$—	$—
Facility closures and related costs	394	693	(426)	661	(260)	401

Total	$396	$693	$(428)	$661	$(260)	$401

June 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at December 31, 2003
	(in thousands)
Facility closures and
related costs	$845	$857	$(777)	$925	$(402)	$523

        We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2003.

Other Income

        Other income increased $0.4 million, or 125.3%, to $0.8 million for the year ended December 31, 2003 from $0.4 million for the year ended December 31, 2002. The increase was primarily attributable to an increase in interest income realized from short-term investments.

Income Taxes

        Our effective income tax rate for the year ended December 31, 2003 of 0.7% is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for the year ended December 31, 2003 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded. Our effective income tax rate for the year ended December 31, 2002 was 8.3%, primarily as a result of an income tax benefit resulting from tax refunds made available by recent tax law changes partially offset by state, local and foreign taxes.

        As of December 31, 2003, a valuation allowance of $39.0 million has been provided based upon our assessment of the future realizability of our deferred income tax assets, as it is currently considered more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

        Additionally, at December 31, 2003, approximately $4.2 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

        As of December 31, 2003, we have federal and state net operating loss carryforwards of approximately $80.7 million and $53.8 million, which begin to expire in 2009 and 2004, respectively. In addition, we have federal tax credit carryforwards of approximately $2.4 million, of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.2 million will begin to expire in the tax year 2008. We also have state tax credit carryforwards of $2.3 million, of which $2.1 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006.

        As a result of the Company's equity transactions, an ownership change, within the meaning of Internal Revenue Code Section 382, occurred on September 18, 2003. As a result, annual use of the Company's federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382 (f) of the Internal Revenue Code) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

        We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.

Net Income (Loss)

        Net income increased $46.4 million to net income of $12.1 million for the year ended December 31, 2003 from a net loss of $34.3 million for the year ended December 31, 2002. This increase of $46.4 million was due to an increase in gross profit of $43.4 million, a decrease in operating expenses of $5.8 million, an increase in other income of $0.4 million offset by a decrease in income tax benefit of $3.2 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenue

        Net revenue decreased $9.4 million, or 16.6%, to $46.9 million for the year ended December 31, 2002 from $56.3 million for the year ended December 31, 2001. The decrease in net revenue was attributable to unfavorable market conditions resulting in a 49.3% decrease in sales from the telecommunications sector and a 38.5% decrease in sales from the commercial sector, partially offset by an $11.6 million increase in sales to our largest OEM customer.

Cost of Goods Sold

        Cost of goods sold increased $0.6 million, or 1.4%, to $45.4 million for the year ended December 31, 2002 from $44.8 million for the year ended December 31, 2001. As a percentage of net revenue, cost of goods sold increased to 96.8% for the year ended December 31, 2002 from 79.6% for the year ended December 31, 2001. The increase both in absolute terms and as a percentage of net revenue, is attributable to a $8.3 million charge over the course of 2002 for excess and obsolete inventory, $5.1 million of which was related to the impact that our SANnet II product launch had on inventories of our legacy SANnet product, and $2.0 million in ramp-up costs and inefficiencies incurred during the fourth quarter of 2002 related to our new SANnet II SCSI product, which was launched in October 2002.

Gross Profit

        Gross profit decreased $10.0 million, or 87.0%, to $1.5 million for the year ended December 31, 2002 from $11.5 million for the year ended December 31, 2001. As a percentage of net revenue, gross profit decreased to 3.2% for the year ended December 31, 2002 from 20.4% for the year ended December 31, 2001. The decrease in gross profit, both in absolute terms and as a percentage of net revenue, is attributable to a $8.3 million charge over the course of 2002 for excess and obsolete inventory, $5.1 million of which was related to the impact that our SANnet II product launch had on inventories of our legacy SANnet product, and $2.0 million in ramp-up costs and inefficiencies incurred during the fourth quarter of 2002 related to our new SANnet II SCSI product, which was launched in October 2002.

Sales and Marketing Expenses

        Sales and marketing expenses decreased $1.2 million, or 5.1%, to $22.5 million for the year ended December 31, 2002 from $23.7 million for the year ended December 31, 2001. As a percentage of net revenue, sales and marketing expenses increased to 48.0% for the year ended December 31, 2002 from 42.1% for the year ended December 31, 2001. We incurred a one-time charge to sales and marketing expenses of $3.6 million related to the issuance of a warrant to purchase our common stock to Sun in May 2002. The decrease in the dollar amount of sales and marketing expenses, excluding the charge for the warrant, is attributable to fixed cost reduction measures, such as geographical restructuring of the sales force and our efforts to focus our marketing resources on a smaller population of potential channel partners.

Research and Development Expenses

        Research and development expenses increased $3.3 million, or 50.5%, to $10.0 million for the year ended December 31, 2002 from $6.7 million for the year ended December 31, 2001. As a percentage of net revenue, research and development expenses increased to 21.4% for the year ended December 31, 2002 from 11.9% for the year ended December 31, 2001. The increase in the dollar amount of research and development expenses is attributable to costs related to the development of our next-generation SANnet II product line, the first member of which was released in October 2002. In addition, the increase as a percentage of net revenues was due in part to lower sales revenue during 2002 compared to 2001.

General and Administrative Expenses

        General and administrative expenses increased $0.7 million, or 13.6%, to $5.2 million for the year ended December 31, 2002 from $4.5 million for the year ended December 31, 2001. As a percentage of net revenue, general and administrative expenses increased to 11% for the year ended December 31, 2002 from 8.1% for the year ended December 31, 2001. The increase in the dollar amount of general and administrative expenses resulted primarily from increased premiums for directors and officers insurance of approximately $0.2 million, and legal expenses of approximately $0.4 million associated with the Sun, Solectron and Infortrend business arrangements.

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

        During the fourth quarter of 2002, we again increased our March 2001 Restructuring accrual by approximately $0.7 million and our June 2001 Restructing accrual by approximately $0.9 million to reflect additional deterioration of real estate markets in Carlsbad and New York City, as well as the effects of lease buyouts negotiated on several other facilities and a sublease arrangement reached on another facility.

        The following is a summary of restructuring activity recorded during the years ended December 31, 2001 and 2002:

March 2001 Restructuring

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002
	(in thousands)
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
	(in thousands)
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

Income Taxes

        During the second quarter of 2002, we recorded an income tax benefit of $3.3 million related to tax refunds made available by recent tax law changes. We received $0.9 million of this benefit during 2002 and $2.4 million in 2001.

        Our 2002 effective income tax rate of 8.3% reflects federal income tax refunds made available by recent tax law changes partially offset by state, local and foreign taxes. Our effective income tax rate for 2001 was (54.6)%, primarily as a result of a $16.0 million charge to the income tax provision in connection with an increase in the valuation allowance provided for deferred income tax assets.

Net Income (Loss)

        Net loss decreased $9.1 million to net loss of $34.3 million for the year ended December 31, 2002 from a net loss of $43.4 million for the year ended December 31, 2001. This decrease of $9.1 million was due to a decrease in gross profit of $10.0 million, a decrease in operating expenses of $0.6 million, and a decrease in income tax expense of $18.5 million.

Liquidity and Capital Resources

        As of December 31, 2003, we had $191.5 million of cash, cash equivalents and short-term investments and working capital of $177.7 million.

        During September 2003, we received net proceeds of approximately $144.8 million from a secondary public offering of 9,904,000 shares of our common stock at a price of $15.50 per share.

        Subsequent to December 31, 2003, we consummated the acquisition of Chaparral for a cash purchase price of approximately $62 million plus the assumption of approximately $4.1 million in liabilities.

        For the year ended December 31, 2003, cash provided by operating activities was $20.7 million compared to cash used in operating activities of $12.4 million for the same period in 2002. The net cash provided by operating activities is attributable to net income of $12.1 million, a $3.8 million decrease in inventories, a $10.1 million increase in accounts payable, a $3.2 increase in accrued compensation and other expenses, offset by a $8.0 million increase in accounts receivable, and a $1.6 million increase in prepaid expenses and other assets.

        Cash used in investing activities in 2003 was $55.8 million compared to cash provided by investing activities of $6.2 million for the same period in 2002. The cash used in investing activities in 2003 resulted from a $58.4 million purchase of short-term investments, a $2.8 million purchase of property and equipment, offset by $5.4 million for sales of short-term investments.

        Cash provided by financing activities was $163.5 million for 2003, compared to $8.4 million for 2002. The cash provided by financing activities is attributable to net proceeds from the issuance of common stock of $161.3 million, bank and other borrowings of $45.2 million, exercises of stock options under the Company's 2000 Stock Incentive Plan and the Company's 2000 Employee Stock Purchase Plan of $5.0 million, a decrease in restricted cash of $2.0 million, offset by payments made on bank and other borrowings of $49.8 million.

        We have an agreement with Wells Fargo Bank, National Association, which allows us to borrow up to $15.0 million under a revolving line of credit that expires May 1, 2004. The maximum amount we may borrow under this line is limited by the amount of our cash and investment balances held at the bank at any given time and may be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under this line of credit are collateralized by a pledge of our deposits held at the bank. As of December 31, 2003, the amount available on this line was $15.0 million. Borrowings under this line of credit incur interest at the bank's prime rate or 50 basis points above LIBOR, at our option. Each month we pay interest only on outstanding balances, with the principal due at maturity. As of December 31, 2003, there was no balance outstanding under this line of credit.

        Our Japanese subsidiary has two lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 45 million yen, or approximately $0.4 million as of December 31, 2003, at interest rates ranging from 1.7% to 1.8%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of our Japanese subsidiary. As of December 31, 2003, the total amount outstanding under the three credit lines was approximately 26.5 million yen, or approximately $0.2 million.

        For the year ended December 31, 2003, we had cash flow from operations of $20.7 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next twelve months and to enable us to pursue acquisitions or significant capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage our relationships with third party manufacturers, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations.

        The following table summarizes our contractual obligations as of December 31, 2003 (in thousands).

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$247	$—	$—	$247	$—
Operating Lease Obligations	4,553	1,677	2,306	529	41

Total	$4,800	$1,677	$2,306	$776	$41

Effect of Recent Accounting Pronouncements

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

        The following table provides information about our investment portfolio at December 31, 2002 and 2003. For investment securities, the table presents carrying values at December 31, and related weighted average interest rates by expected maturity dates.

	December 31,
	2002	2003
	(amounts in thousands)
Cash equivalents	$10,084	$127,790
Average interest rate	3.3%	1.0%
Short-term investments	$—	$52,982
Average interest rate	—	1.6%
Total portfolio	$10,084	$180,772
Average interest rate	3.3%	1.2%

        We have a line of credit agreement, which accrues interest at a variable rate. As of December 31, 2003, we had no balance under this line. Were we to incur a balance under this line, we would be exposed to interest rate risk on such debt.

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

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is incorporated by reference from the financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of such period, our disclosure controls and procedures are adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

        There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter of 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant at December 31, 2003."

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting under the heading "Compensation of Executive Officers."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting is incorporated herein by this reference.

        The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2003.

Stock Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
2000 Equity Incentive Plan(1)	3,030,977	$4.96	1,009,240
Employee Stock Purchase Plan(2)	Not Applicable	Not Applicable	46
2000 Non-Employee Directors' Stock Option Plan	224,750	$6.74	260,000

Total	3,255,727	$5.08	1,269,286

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

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting under the heading "Certain Transactions."

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting under the heading "Ratification of Selection of Independent Auditors."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

(1)
Financial statements:

  The consolidated balance sheets as of December 31, 2002 and 2003, and the consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2002 and 2003, together with notes thereto.

(2)
Financial statement schedules required to be filed by Item 8 and Item 15(d) of this Form:

  Schedule II—Valuation and Qualifying Accounts.

  All other schedules have been omitted from this annual report because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3)
Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among the Registrant, DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders' Representative.(1)
3.1	Certificate of Incorporation of the Registrant.(2)
3.2	By-laws of the Registrant.(2)
4.1	Certificate of Incorporation of the Registrant.(2)
4.2	By-laws of the Registrant.(2)
4.3	Form of Common Stock Certificate.(3)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(4)
4.5	Form of Rights Certificate.(4)
4.6	Warrant to Purchase Shares of Common Stock dated May 24, 2002.(5)
4.7	Common Stock Warrant dated December 19, 2002.(5)
4.8	Warrant to Purchase Shares of Common Stock dated February 14, 2003.(5)
4.9	Common Stock Warrant dated March 14, 2003.(5)
10.1	Product Purchase Agreement between the Registrant and Sun Microsystems, Inc. dated May 24, 2002.(6)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)

10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(7)†
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(7)†
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(7)†
10.8	Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993.(5)
10.9	2000 Amended and Restated Equity Incentive Plan.(8)†
10.10	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.11	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.12	2000 Amended and Restated Employee Stock Purchase Plan.(8)†
10.13	2000 Non-Employee Directors Stock Option Plan.(9)†
10.14	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(9)†
10.16	Credit Agreement dated February 6, 2001 among the Registrant, Silicon Alley Management, Inc. and Wells Fargo Bank, National Association.(10)
10.17	Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley Management, Inc. to Wells Fargo Bank, National Association.(10)
10.18	Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley Management, Inc. in favor of Wells Fargo Bank, National Association.(10)
10.19	Manufacturing Agreement between the Registrant and Solectron Corporation, dated May 20, 2002.(11)
10.20	OEM Agreement between the Registrant and Infortrend Technology, Inc, supplier of controllers, dated May 20, 2002.(11)
10.21	2002 Executive Compensation Plan for James L. Lambert, effective January 1, 2002.(12)†
10.22	2002 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2002.(13)†
10.23	2002 Executive Compensation Plan for Preston Romm, effective January 1, 2002.(13)†
10.24	2003 Executive Compensation Plan for James L. Lambert, effective January 1, 2003.(5)†
10.25	2003 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2003.(5)†
10.26	2003 Executive Compensation Plan for Preston Romm, effective January 1, 2003.(5)†
10.27	Change of Control Agreement dated August 23, 2001 between the Registrant and James L. Lambert.(14)†
10.28	Change of Control Agreement dated August 23, 2001 between the Registrant and Dana Kammersgard.(14)†
10.29	Change of Control Agreement dated August 23, 2001 between the Registrant and Preston Romm.(14)†

10.30	Securities Purchase Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(15)
10.31	Registration Rights Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(15)
10.32	Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)
10.33	Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)
10.34	Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto.(5)
21.1	Subsidiaries of the Registrant.(5)
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).

(1)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)
Filed as an exhibit to our Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(9)
Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(10)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(11)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(13)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 31, 2001 and incorporated herein by reference.

(14)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(15)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(b)
Reports on Form 8-K:

1.
We filed a Current Report on Form 8-K on October 22, 2003, announcing the filing of a complaint against us in the United States District Court in Austin, Texas by Crossroads Systems and also announcing our third quarter 2003 earnings.

2.
We filed a Current Report on Form 8-K on October 29, 2003, including a transcript of the third quarter 2003 earnings conference call held on October 22, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP. (Registrant)
By:	/s/ JAMES L. LAMBERT James L. Lambert (Chief Executive Officer)
Date: March 15, 2004

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

Name	Title	Date

/s/ JAMES L. LAMBERT James L. Lambert	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ PRESTON ROMM Preston Romm	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 15, 2004
/s/ BENJAMIN BRUSSELL Benjamin Brussell	Director	March 15, 2004
/s/ NORMAN R. FARQUHAR Norman R. Farquhar	Director	March 15, 2004
/s/ DR. CHONG SUP PARK Dr. Chong Sup Park	Director	March 15, 2004
/s/ W.R. SAUEY W.R. Sauey	Director	March 15, 2004

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among the Registrant, DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders' Representative.(1)
3.1	Certificate of Incorporation of the Registrant.(2)
3.2	By-laws of the Registrant.(2)
4.1	Certificate of Incorporation of the Registrant.(2)
4.2	By-laws of the Registrant.(2)
4.3	Form of Common Stock Certificate.(3)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(4)
4.5	Form of Rights Certificate.(4)
4.6	Warrant to Purchase Shares of Common Stock dated May 24, 2002.(5)
4.7	Common Stock Warrant dated December 19, 2002.(5)
4.8	Warrant to Purchase Shares of Common Stock dated February 14, 2003.(5)
4.9	Common Stock Warrant dated March 14, 2003.(5)
10.1	Product Purchase Agreement between the Registrant and Sun Microsystems, Inc. dated May 24, 2002.(6)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.5	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(7)†
10.6	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(7)†
10.7	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(7)†
10.8	Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993.(5)
10.9	2000 Amended and Restated Equity Incentive Plan.(8)†
10.10	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.11	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.12	2000 Amended and Restated Employee Stock Purchase Plan.(8)†
10.13	2000 Non-Employee Directors Stock Option Plan.(9)†

10.14	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(9)†
10.16	Credit Agreement dated February 6, 2001 among the Registrant, Silicon Alley Management, Inc. and Wells Fargo Bank, National Association.(10)
10.17	Revolving Line of Credit Note dated February 6, 2001 issued by the Registrant and Silicon Alley Management, Inc. to Wells Fargo Bank, National Association.(10)
10.18	Third Party Security Agreement dated February 6, 2001 made by the Registrant and Silicon Alley Management, Inc. in favor of Wells Fargo Bank, National Association.(10)
10.19	Manufacturing Agreement between the Registrant and Solectron Corporation, dated May 20, 2002.(11)
10.20	OEM Agreement between the Registrant and Infortrend Technology, Inc, supplier of controllers, dated May 20, 2002.(11)
10.21	2002 Executive Compensation Plan for James L. Lambert, effective January 1, 2002.(12)†
10.22	2002 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2002.(13)†
10.23	2002 Executive Compensation Plan for Preston Romm, effective January 1, 2002.(13)†
10.24	2003 Executive Compensation Plan for James L. Lambert, effective January 1, 2003.(5)†
10.25	2003 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2003.(5)†
10.26	2003 Executive Compensation Plan for Preston Romm, effective January 1, 2003.(5)†
10.27	Change of Control Agreement dated August 23, 2001 between the Registrant and James L. Lambert.(14)†
10.28	Change of Control Agreement dated August 23, 2001 between the Registrant and Dana Kammersgard.(14)†
10.29	Change of Control Agreement dated August 23, 2001 between the Registrant and Preston Romm.(14)†
10.30	Securities Purchase Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(15)
10.31	Registration Rights Agreement, dated as of December 18, 2002, between the Registrant and each of the purchasers listed on the signature pages thereto.(15)
10.32	Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)
10.33	Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)
10.34	Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto.(5)
21.1	Subsidiaries of the Registrant.(5)
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).

(1)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)
Filed as an exhibit to our Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(9)
Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(10)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(11)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)
Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(13)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 31, 2001 and incorporated herein by reference.

(14)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(15)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Dot Hill Systems Corp.

        We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 4, 2004

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2003

(In Thousands, Except Per Share Amounts)

	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,082	$138,563
Restricted cash	2,000	—
Short-term investments	—	52,982
Accounts receivable, net of allowance of $751 and $467	6,304	14,558
Inventories	6,959	3,158
Prepaid expenses and other	1,802	1,836

Total current assets	27,147	211,097
PROPERTY AND EQUIPMENT, net	4,110	4,791
OTHER ASSETS	971	2,555

Total assets	$32,228	$218,443

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,446	$24,533
Accrued compensation	1,754	4,459
Accrued expenses	1,614	2,052
Deferred revenue	1,110	1,028
Income taxes payable	1,020	1,005
Short-term debt	4,552	—
Current portion of restructuring accrual	407	370

Total current liabilities	24,903	33,447
RESTRUCTURING ACCRUAL, net of current portion	1,179	554
BORROWINGS UNDER LINES OF CREDIT	275	247
Other long-term liabilities	86	62

Total liabilities	26,443	34,310

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000 shares authorized, 6 and 0 shares issued and outstanding at December 31, 2002 and December 31, 2003, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 25,172 and 43,307 shares issued and outstanding at December 31, 2002 and December 31, 2003, respectively	25	43
Additional paid-in capital	109,562	275,827
Deferred compensation	(48)	(28)
Accumulated other comprehensive loss	(318)	(263)
Accumulated deficit	(103,436)	(91,446)

Total stockholders' equity	5,785	184,133

Total liabilities and stockholders' equity	$32,228	$218,443

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands, Except Per Share Amounts)

	2001	2002	2003
NET REVENUE	$56,277	$46,936	$187,448
COST OF GOODS SOLD	44,818	45,444	142,550

GROSS PROFIT	11,459	1,492	44,898

OPERATING EXPENSES:
Sales and marketing	23,717	22,513	14,086
Research and development	6,673	10,043	11,950
General and administrative	4,533	5,150	7,418
Restructuring expenses	4,905	1,550	—

Total operating expenses	39,828	39,256	33,454

OPERATING INCOME (LOSS)	(28,369)	(37,764)	11,444

OTHER INCOME (EXPENSE):
Interest income	1,013	410	716
Interest expense	(107)	(248)	(105)
Gain on foreign currency transactions, net	52	143	135
Other income (expense), net	(657)	39	29

Total other income, net	301	344	775

INCOME (LOSS) BEFORE INCOME TAXES	(28,068)	(37,420)	12,219
INCOME TAX BENEFIT (EXPENSE)	(15,323)	3,117	(88)

NET INCOME (LOSS)	$(43,391)	$(34,303)	$12,131

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income (loss)	$(43,391)	$(34,303)	$12,131
Dividends on preferred stock	—	(16)	(141)
Beneficial conversion feature of preferred stock	—	(440)	—

Net income (loss) attributable to common stockholders	$(43,391)	$(34,759)	$11,990

NET INCOME (LOSS) PER SHARE:
Basic	$(1.76)	$(1.39)	$0.35

Diluted	$(1.76)	$(1.39)	$0.31

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	24,703	24,953	33,856

Diluted	24,703	24,953	38,164

COMPREHENSIVE OPERATIONS:
Net income (loss)	$(43,391)	$(34,303)	$12,131
Foreign currency translation adjustments	(138)	36	30
Net unrealized gain (loss) on short-term investments	150	(150)	25

Comprehensive income (loss)	$(43,379)	$(34,417)	$12,186

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2001	—	$—	24,608	$246	$99,026	$—	$(216)	$(25,286)	$73,770
Adjustment for change in par value of common stock				(223)	223
Exercise of stock options			64	1	57				58
Sale of common stock under employee stock purchase plan			119	1	161				162
Foreign currency translation adjustment							(138)		(138)
Unrealized gain on short-term investments							150		150
Net loss								(43,391)	(43,391)

Balance, December 31, 2001	—	—	24,791	25	99,467	—	(204)	(68,677)	30,611
Issuance of stock warrant					3,647				3,647
Issuance of stock under deferred compensation arrangement			15		60	(60)
Amortization of deferred compensation						12			12
Issuance of stock options to non-employees					25				25
Issuance of preferred stock and stock warrants, net of issuance costs	6				5,406				5,406
Beneficial conversion feature of preferred stock					440			(440)
Dividends on preferred stock								(16)	(16)
Exercise of stock options			21		40				40
Sale of common stock under employee stock purchase plan			345		477				477
Foreign currency translation adjustment							36		36
Unrealized loss on short-term investments							(150)		(150)
Net loss								(34,303)	(34,303)

Balance, December 31, 2002	6	—	25,172	25	109,562	(48)	(318)	(103,436)	5,785
Conversion of preferred stock to common stock	(6)	—	1,846	2	(2)				—
Issuance of common stock and stock warrant, net of issuance costs			14,654	15	161,268				161,283
Amortization of deferred compensation						20			20
Dividends on preferred stock								(141)	(141)
Exercise of stock options and warrant			1,111	1	4,240				4,241
Sale of common stock under employee stock purchase plan			524		759				759
Foreign currency translation adjustment							30		30
Net unrealized gain on short-term investments							25		25
Net income								12,131	12,131

Balance, December 31, 2003	—	$—	43,307	$43	$275,827	$(28)	$(263)	$(91,446)	$184,133

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	2001	2002	2003
Cash Flow From Operating Activities:
Net income (loss)	$(43,391)	$(34,303)	$12,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,550	1,463	2,045
Loss on disposal of property and equipment	—	329	42
Impairment of property and equipment	1,357	—	—
Provision for doubtful accounts and note receivable	(151)	1,018	(284)
Deferred income taxes	18,423	—	—
Stock-based sales and marketing expenses	—	3,647	—
Stock-based compensation expenses	—	25	—
Amortization of deferred compensation	—	12	20
(Gain) loss on sale of short-term investments	—	(71)	56
Changes in operating assets and liabilities:
Accounts receivable	11,294	1,973	(7,970)
Inventories	10,233	6,917	3,801
Prepaid expenses and other assets	(504)	161	(1,618)
Note receivable	(1,242)	115	—
Accounts payable	(12,582)	9,225	10,087
Accrued compensation and other expenses	(638)	(616)	3,159
Deferred revenue	(1,425)	(331)	(82)
Income taxes payable	(123)	(2,246)	(15)
Restructuring accrual	1,241	345	(662)
Other liabilities	(146)	(27)	(24)

Net cash provided by (used in) operating activities	(16,104)	(12,364)	20,686

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,468)	(2,388)	(2,782)
Proceeds from sale of property and equipment	—	—	14
Sales of short-term investments	—	8,637	5,356
Purchases of short-term investments	(8,522)	(44)	(58,369)

Net cash provided by (used in) investing activities	(9,990)	6,205	(55,781)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	58	40	4,241
Proceeds from sale of stock to employees	162	477	759
Proceeds from bank and other borrowings	11,531	35,505	45,189
Payments on bank and other borrowings	(11,387)	(31,008)	(49,769)
(Increase) decrease in restricted cash	—	(2,000)	2,000
Proceeds from issuance of common stock and stock warrant, net of issuance costs	—	—	161,283
Proceeds from issuance of preferred stock and stock warrants, net of issuance costs	—	5,406	—
Dividends paid to preferred stockholders	—	—	(157)

Net cash provided by financing activities	364	8,420	163,546

Effect of Exchange Rate Changes on Cash	(138)	36	30

Net Increase (Decrease) in Cash and Cash Equivalents	(25,868)	2,297	128,481
Cash and Cash Equivalents, beginning of year	33,653	7,785	10,082

Cash and Cash Equivalents, end of year	$7,785	$10,082	$138,563

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$65	$194	$91

Cash paid for income taxes	$28	$107	$99

Supplemental Disclosures of Non-Cash Financing Activities:
Dividends payable on preferred stock	$—	$16	$—

Value of conversion discount for convertible preferred stock	$—	$440	$—

Stock issued under deferred compensation arrangement	$—	$60	$—

Conversion of preferred stock to common stock	$—	$—	$2

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

1. Background and Summary of Significant Accounting Policies

Background

        Dot Hill Systems Corp. ("we," "our" or "us") is a provider of enterprise storage for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular, building block approach to meet customer needs. Our broad range of products, from medium capacity stand-alone storage units to complete turn-key, multi-terabyte storage area networks, provides end-users with a cost-effective means of addressing increasing storage demands without sacrificing carrier class performance. Our integrated technology has been distinguished by certification as NEBS Level 3 and is MIL STD-810F compliant based on its ruggedness and reliability.

        Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales toward indirect sales through channel partners. These channel partners either incorporate our products into their own, private-label products or sell our products off the shelf. During 2002, we began outsourcing the manufacturing of our next-generation family of disk systems—SANnet II. We also have sales offices in the United States, Germany, Japan, the Netherlands, Singapore and the United Kingdom.

Basis of Presentation

        On August 2, 1999, Box Hill Systems Corp. and Artecon, Inc. completed a merger, or the Merger, in which the two companies were merged in a tax-free, stock-for-stock transaction. The merger was accounted for using the pooling-of-interests method. We are the result of that merger. Subsequent to the merger, we changed our name to Dot Hill Systems Corp.

Principles of Consolidation

        The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. Cash equivalents consist principally of money market funds, market auction rate securities, and repurchase agreements.

Short-term Investments

        We account for investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments have been categorized as available for sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders' equity.

Accounts Receivable

        The allowance for doubtful accounts receivable represents management's estimate of potential loss on the accounts receivable balance. The estimate for accounts receivable is calculated using a percentage based on historical write-offs and recoveries. In addition, we also estimate potential losses for specific accounts.

Inventories

        Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market value. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory reserves for excess and obsolete inventory. We use certain of our inventory items internally and also provide select customers with the use of certain inventory items on a temporary test basis. The carrying value of these items is reduced to market through a monthly charge to expense until they are returned to inventory, which is generally within twelve months.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (two to seven years). Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful life of the asset. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Compensation

        Deferred compensation represents the unearned value of a common stock bonus given to an employee. In accordance with Accounting Principles Board, or APB, Opinion No. 25, we recorded deferred compensation for the value of the common stock at the date of issuance and are amortizing the balance over the vesting period of the award, which is three years.

Fair Value of Financial Instruments

        Pursuant to SFAS No. 107, Disclosure About Fair Value of Financial Instruments, we are required to estimate the fair value of all financial instruments included on our balance sheets. We consider the carrying value of our financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued expenses and short-term debt to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization. The carrying value of the lines of credit approximate their fair value based on the terms and rates available to us for similar instruments.

Long-Lived Assets

        We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets' fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. During the year ended December 31, 2001, we recognized an impairment of certain long-lived assets in connection with restructuring activities (Note 4). Based on our most recent analysis, we believe that no additional impairment exists at December 31, 2003.

Revenue Recognition

        We recognize revenue for non-software product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally twelve months. Revenue from installation, training and consulting is recognized as the services are performed.

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

        The cost of maintenance contracts entered into with third parties is deferred and recognized as expense over the contract term. At December 31, 2002 and 2003, the balance of deferred costs for maintenance contracts was $0.7 million and $0.1 million, respectively, and is included in prepaid expenses and other current assets.

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

Accrued Warranty Costs	Balance at Beginning of Year	Charged to Operations	Deductions for Costs Incurred	Deductions for Change in Estimates	Balance at End of Year
	(in thousands)
2003	$336	$876	$(876)	$(74)	$262
2002	316	1,202	(1,182)	—	336
2001	316	1,221	(1,221)	—	316

Advertising Costs

        We expense advertising costs as incurred. For the years ended December 31, 2001, 2002 and 2003, advertising expenses were $1.5 million, $1.2 million and $0.3 million, respectively.

Research and Development

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

Stock-Based Compensation

        We have two stock-based compensation plans, which are described more fully in Note 12. SFAS No. 123, Accounting for Stock-Based Compensation,encourages, but does not require us to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

        Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant, in accordance with SFAS No. 123, our net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the following amounts for the years ended December 31:

	2001	2002	2003
	(net income (loss) amounts in thousands)
Net income (loss) attributable to common stockholders as reported	$(43,391)	$(34,759)	$11,990
Total stock-based employee compensation expense determined under fair value based method for all awards	(2,351)	(2,201)	(7,047)

Pro forma net income (loss) attributable to common stockholders	$(45,742)	$(36,960)	$4,943

Basic net income (loss) per share:
As reported	$(1.76)	$(1.39)	$0.35
Pro forma	$(1.85)	$(1.48)	$0.15
Diluted net income (loss) per share:
As reported	$(1.76)	$(1.39)	$0.31
Pro forma	$(1.85)	$(1.48)	$0.13

        We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

Foreign Currency Transactions and Translation

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

Income Taxes

        We record deferred income taxes to reflect temporary differences between the reporting of income for financial statement and tax reporting purposes. Measurement of the deferred income tax items is based on enacted tax laws and rates. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred income tax asset, an evaluation is performed to determine the probability we will be able to realize the future benefits of such asset. A valuation allowance related to a deferred income tax asset is recorded when it is considered more likely than not that some portion or all of the deferred income tax asset will not be realized.

Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.

        Diluted net income (loss) per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

        The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share for the years ended December 31:

	2001	2002	2003
	(in thousands)
Weighted average shares used to calculate basic net income (loss) per share	24,703	24,953	33,856
Dilutive effect of stock options and stock warrants	—	—	3,696
Dilutive effect of convertible preferred stock	—	—	612

Weighted average shares used to calculate diluted net income (loss) per share	24,703	24,953	38,164

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

        As of December 31, 2003, options to purchase 100,716 shares of common stock with exercise prices ranging from $11.30 to $16.46 per share were outstanding, but were not included in the calculation of diluted net income per share because their effect was antidilutive.

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

        In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of this statement, effective July 1, 2003, had no effect on our financial statements.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Risks and Uncertainties

General Business Risks and Uncertainties

        Our future results of operations involve a number of risks and uncertainties. Management believes the factors that could affect our future operating results and cause actual results to differ materially from expectations include, but are not limited to, dependence on new products, dependence on a limited number of suppliers of high quality components, reliance on a limited number of principal customers, dependence on a third party manufacturer, the integration of the business and technology of Chaparral Network Storage, Inc., or Chaparral, recently acquired by us, a recent shift in our sales and marketing strategy from direct sales to indirect sales through channel partners, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, competition, competitive pricing, dependence on key personnel, enforcement of our intellectual property rights, intellectual property claims made by third parties upon us, dependence on a limited number of production facilities, global economic conditions, the lengthening of sales cycles, and an uneven pattern of quarterly results.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We do not require collateral or other securities to support customer receivables. A majority of our net revenue is derived from a limited number of customers. For the year ended December 31, 2001, sales to one customer accounted for approximately 15%. For the years ended 2002 and 2003, sales to another customer accounted for approximately 25%, and 83%, respectively. For the year ended December 31, 2001, our accounts receivable from one customer was approximately 16%. For the year ended December 31, 2002, our accounts receivable from two customers were approximately 11% and 43%. For the year ended December 31, 2003, our accounts receivable from two customers were 12% and 56%. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

Cash and Cash Equivalents Concentrations

        The Federal Deposit Insurance Corporation, or FDIC, insures a corporation's funds deposited in a bank up to a maximum of $0.1 million in the event of a bank failure. As of December 31, 2003, our cash and cash equivalents held exceeded the FDIC insured amount by approximately $138.5 million. We have not experienced any losses in relation to cash and cash equivalents in excess of FDIC insurance limits.

Foreign Sales

        The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2001	2002	2003
Europe	22.2%	18.4%	4.9%
Asia	7.9	6.5	1.7
Other	0.5	1.8	.3

Total foreign sales	30.6%	26.7%	6.9%

Dependence on Suppliers

        We rely on other companies to supply certain key components of our products and products that we resell. Many of these components and third-party products are available only from limited sources in the quantities and quality demanded by us. Our third party contract manufacturers are responsible for purchasing and obtaining supplies.

        We have outsourced the manufacture of substantially all of our products to a single manufacturer. Approximately 32% and 93% of our total raw material purchases for the years ended December 31, 2002 and 2003, respectively, were from this manufacturer. If our relationship with this manufacturer terminates, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill orders for these products in a timely manner, which would have a material adverse effect on our financial condition and operating results. Under an OEM agreement with a significant customer, this customer has the right to require that we use a third party to manufacture product. Such an external manufacturer must meet this customer's engineering, qualification and logistics requirements. If our relationship with the current manufacturer terminates, we may be unable to find another suitable external manufacturer, which would have a material adverse effect on our financial condition and operating results.

        With respect to certain components, such as disk drives and controllers, if our third party manufacturer had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of product could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers' components. We estimate that replacing the controllers that we currently use with those of another supplier would involve several months of hardware and software modification, which would have a material adverse effect on our financial condition and operating results.

3. Comprehensive Operations

        Our accumulated other comprehensive loss balance consists of foreign currency translation adjustments and unrealized gains and losses on securities. Changes in the accumulated other comprehensive loss balance for the years ended December 31, 2001, 2002 and 2003 are detailed as follows:

(in thousands)
Balance, January 1, 2001	$(216)
Foreign currency translation adjustment	(138)
Unrealized gain on short-term investments	150

Balance, December 31, 2001	(204)
Foreign currency translation adjustment	36
Unrealized loss on short-term investments	(150)

Balance, December 31, 2002	(318)
Foreign currency translation adjustment	30
Net unrealized gain on short-term investments	25

Balance, December 31, 2003	$(263)

4. Restructuring Costs and Asset Writedowns

        In March 2001, we announced plans to reduce our full-time workforce by up to 30% and reduce other expenses in response to delays in customer orders, lower than expected revenues and slowing global market conditions. The cost reduction actions were designed to reduce our breakeven point in light of an economic downturn. The cost reductions resulted in a charge for employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities. We recorded restructuring expenses in the first quarter of 2001 of approximately $2.9 million, as follows:

(in thousands)
Employee termination costs	$1,271
Impairment of property and equipment	1,007
Facility closures and related costs	637
Professional fees and other	20

Total	$2,935

        In June 2001, we announced plans to further reduce our full-time workforce by up to 17% and reduce other expenses in response to a continuing economic downturn and overall decrease in revenue. As a result of these additional restructuring actions, we recorded additional restructuring expenses during the second quarter of 2001 of approximately $1.5 million, as follows:

(in thousands)
Employee termination costs	$259
Impairment of property and equipment	350
Facility closures and related costs	861

Total	$1,470

        Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and closure of our New York City office.

        During the fourth quarter of 2001, we increased our March 2001 related restructuring accrual by approximately $0.2 million and our June 2001 Restructuring accrual by approximately $0.3 million restructuring accrual due to the continuing deterioration of various real estate markets and the inability to sublet excess space in our Carlsbad and New York City facilities.

        During the fourth quarter of 2002, we again increased our March 2001 related restructuring accrual by approximately $0.7 million and our June 2001 Restructuring accrual by approximately $0.9 million to reflect additional deterioration of real estate markets in Carlsbad and New York City, as well as the effects of lease buyouts negotiated on several other facilities and a sublease arrangement reached on another facility.

        The following is a summary of restructuring activity recorded during the years ended December 31, 2002 and 2003:

March 2001 Restructuring

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at December 31, 2003
	(in thousands)
Employee termination costs	$1,271	$(1,269)	$2	$—	$(2)	$—	$—	$—
Impairment of property and equipment	1,007	(1,007)	—	—	—	—	—	—
Facility closures and related costs	792	(398)	394	693	(426)	661	(260)	401
Professional fees and other	20	(20)	—	—	—	—	—	—

Total	$3,090	$(2,694)	$396	$693	$(428)	$661	$(260)	$401

June 2001 Restructuring

	Restructuring Expenses in 2001	Amounts Utilized in 2001	Accrued Restructuring Expenses at December 31, 2001	Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized in 2003	Accrued Restructuring Expenses at December 31, 2003
	(in thousands)
Employee termination costs	$259	$(259)	$—	$—	$—	$—	$—	$—
Impairment of property and equipment	350	(350)	—	—	—	—	—	—
Facility closures and related costs	1,206	(361)	845	857	(777)	925	(402)	523

Total	$1,815	$(970)	$845	$857	$(777)	$925	$(402)	$523

        We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2003.

5. Short-Term Investments and Restricted Cash

        As of December 31, 2002, restricted cash consisted entirely of a $2.0 million letter of credit that expired on January 31, 2003.

        The following table summarizes our short-term investments as of December 31, 2003:

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
	(in thousands)
U.S. Government securities	$37,286	$71	$49	$37,264
Municipal securities and private debt obligation	5,200	—	5	5,205
Commercial paper	10,471	—	42	10,513

	$52,957	$71	$96	$52,982

        The cost and fair value of short-term investments at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value
	(in thousands)
Due in one year or less	$25,441	$25,425
Due after one year through five years	22,316	22,352
Due after five years through ten years	—	—
Due after ten years	5,200	5,205

	$52,957	$52,982

        As of December 31, 2002, we did not have any securities classified as short-term investments.

6. Inventories

        Inventories consist of the following at December 31:

	2002	2003
	(in thousands)
Purchased parts and materials	$4,509	$1,706
Work-in-process	120	24
Finished goods	2,330	1,428

Total inventory	$6,959	$3,158

7. Property and Equipment

        Property and equipment consist of the following at December 31:

	2002	2003
	(in thousands)
Machinery and equipment	$7,395	$10,016
Furniture, fixtures, and computer equipment	668	753
Leasehold improvements	603	560

Total property and equipment, at cost	8,666	11,329
Less accumulated depreciation	(4,556)	(6,538)

Total property and equipment, net	$4,110	$4,791

        Depreciation expense was $1.4 million, $1.5 million and $2.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

8. Credit Facilities

Japanese Yen Facilities

        Our Japanese subsidiary has two lines of credit with Tokyo Mitsubishi Bank, a Japanese bank, and one line of credit with National Life Finance Corporation in Japan, for borrowings up to an aggregate of 45 million Yen (approximately US $0.4 million at December 31, 2003). At December 31, 2002 and 2003, 33 million Yen (approximately US $0.3 million) and 26.5 million Yen (approximately US $0.2 million), respectively, were outstanding under these lines of credit. Borrowings under these lines of credit incur interest at a fixed rate ranging from 1.8% to 2.6% and 1.7% to 1.8% as of December 31, 2002 and 2003, respectively. Interest is due monthly, with the principal due on various dates through August 2008. Borrowings under these lines of credit are collateralized by inventories of the Japanese subsidiary.

Line of Credit

        We have an agreement with Wells Fargo Bank, National Association which provides for borrowings of up to $15.0 million under a revolving line of credit that expires on May 1, 2004. The maximum amount we may borrow under the line of credit is limited by the amount of our cash and investment balances held at the bank at any given time and may be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under the facility are collateralized by a pledge of our deposits held at the bank. As of December 31, 2003, the amount available under this facility was $15.0 million. Borrowings under the line of credit incur interest at the bank's prime rate or 50 basis points above LIBOR, at our option. Interest on outstanding borrowings is due monthly, with the principal due at maturity. As of December 31, 2002 and 2003, there was no balance outstanding under this line of credit.

Short-Term Debt

        On October 24, 2002, we entered into a loan and security agreement with a customer, pursuant to which this customer loaned us approximately $4.5 million. The loan was secured by all of our assets. The funds were to enable us to design and deliver storage products under an OEM agreement, and for other working capital and general corporate purposes, subject to certain limitations. The loan carries an interest rate of 2% per annum, compounded daily. As of December 31, 2002, there was approximately $4.5 million outstanding under this agreement. The amount outstanding was fully repaid during 2003 and the loan and security agreement was terminated.

        In accordance with this loan and security agreement, we agreed to obtain the consent of the customer prior to entering into any private equity issuances. Prior to the 2002 sale of the convertible preferred stock (see Note 11), we obtained the consent of the customer by issuing them a warrant to purchase 154,752 shares of our common stock at a price of $3.25 per share.

9. Income Taxes

        Components of the income tax benefit (provision) are as follows for the years ended December 31:

	2001	2002	2003
	(in thousands)
Current:
Federal	$3,178	$3,531	$(60)
State, local and foreign	(101)	(423)	(28)

	3,077	3,108	(88)

Deferred:
Federal	5,922	7,778	3,306
State, local and foreign	2,322	3,294	(2,546)

	8,244	11,072	760

Increases in deferred income tax asset valuation allowance	(26,644)	(11,063)	(760)

Total income tax benefit (provision)	$(15,323)	$3,117	$(88)

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31:

	2001	2002	2003
Federal statutory rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in deferred income tax asset valuation allowance	95.0	29.6	(38.7)
State and local income taxes, net of federal effect	(5.0)	(5.3)	5.8
Foreign taxes	0.9	1.4	(1.2)
Tax credit carryforwards and other	(1.3)	1.0	(0.2)

Effective income tax rate	54.6%	(8.3)%	0.7%

        The income tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31:

	2002	2003
	(in thousands)
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$32,218	$36,405
Inventory reserve and uniform capitalization	6,197	2,754
Stock warrants	1,605	1,532
Restructuring accrual	698	388
In-process research and development	552	472
Acquisition costs	365	128
Allowance for bad debts	327	113
Vacation accrual	213	233
Acquired intangibles	189	162
Warranty accrual	147	110
Other accruals and reserves	—	227

Total deferred income tax assets	42,511	42,524

Deferred income tax liabilities:
State taxes	(3,459)	(2,593)
Depreciation and amortization	(435)	(717)
Other	(421)	(258)

Total deferred income tax liabilities	(4,315)	(3,568)

Deferred income tax asset valuation allowance	(38,196)	(38,956)

Net deferred income tax balance	$—	$—

        As of December 31, 2003, a valuation allowance of approximately $39.0 million has been provided based upon our assessment of the future realizability of our deferred income tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

        Additionally, at December 31, 2003, approximately $4.2 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

        As of December 31, 2003, we have federal and state net operating loss carryforwards of approximately $80.7 million and $53.8 million, which begin to expire in 2009 and 2004, respectively. In addition, we have federal tax credit carryforwards of approximately $2.4 million, of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.2 million will begin to expire in 2008. We also have state tax credit carryforwards of $2.3 million, of which $2.1 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006.

        As a result of our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

        We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.

10. Stockholders' Equity

Increase in Authorized Common Shares

        In May 2002, our board of directors authorized an increase of 573,505 shares of our common stock issuable pursuant to our 2000 Amended and Restated Equity Incentive Plan and 100,000 shares of our common stock issuable pursuant to our 2000 Amended and Restated Employee Stock Purchase Plan. This increase in shares became effective on the date of the 2002 Annual Stockholders Meeting, which was held May 14, 2002.

        In May 2003, our board of directors authorized an increase of 758,029 shares of our common stock issuable pursuant to our 2000 Amended and Restated Equity Incentive Plan and 100,000 shares of our common stock issuable pursuant to our 2000 Amended and Restated Employee Stock Purchase Plan. This increase in shares became effective on the date of the 2003 Annual Stockholders Meeting, which was held May 6, 2003.

Common Stock Issuances

        During March 2003, we raised net proceeds of approximately $16.5 million in a private placement of 4,750,000 shares of our common stock at a price of $3.75 per share. The shares in the private placement were sold at a price per share that was approximately 14% less than the five-day volume weighted average price of our common stock. We agreed to sell the shares in the private placement at a discount to the market price because the purchasers could not resell the shares to the public until the resale was registered. In connection with the private placement, we granted a warrant to the placement agent to purchase 183,000 shares of our common stock for $4.50 per share. The warrant was recorded as a cost of the stock issuance.

        During September 2003 we received net proceeds of approximately $144.8 million from a secondary public offering of 9,904,000 shares of our common stock at a price of $15.50 per share.

Stockholders Rights Plan

        On May 19, 2003 we adopted a plan to provide certain rights to our stockholders, or a rights plan. Terms of the rights plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The dividend was payable on May 30, 2003 to our stockholders of record on that date. Each such purchase right entitles the registered holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock at a price of $50.00, subject to adjustment. Each one one-hundredth of a share of this series of preferred stock has designations and powers, preferences and rights, and qualifications, limitations and restrictions that make its value approximately equal to the value of one share of our common stock.

11. Preferred Stock

        On December 18, 2002, we received gross proceeds of $6.0 million from the sale of 6,000 shares of preferred stock and warrants in a private placement. The preferred stock carried a 7% cumulative dividend. On May 2, 2003, we converted all of the outstanding shares of preferred stock into 1,846,152 shares of our common stock at a per share price of $3.25. The warrants granted to the holders of the preferred stock entitle them to purchase an aggregate of 369,229 shares of our common stock at a per share price of $3.25. The warrants terminate upon the earlier of December 19, 2007 or our consummation of certain acquisition transactions.

        The warrants issued to the purchasers of the preferred stock were assigned a value of $845,902 using the Black Scholes valuation model. The remaining gross proceeds of $5,154,098 were allocated to the preferred stock. Based on the amount allocated to the preferred stock, a beneficial conversion amount of $439,748 resulted, which has been recorded as a dividend.

        In connection with the sale of the preferred stock, we issued a warrant, to the placement agent in the transaction, to purchase up to 118,812 shares of our common stock for $3.25 per share. The warrant was recorded as a cost of the stock issuance.

12. Stock Options and Warrants

Stock Incentive Plan

        Our 2000 Amended and Restated Equity Incentive Plan, or Incentive Plan, provides for the granting of incentive and nonqualified stock options to employees. Our 2000 Non-Employee Stock Option Plan, or Directors' Plan, adopted in March 2000 provides for the granting of nonqualified stock options to non-employee directors. We currently have reserved 6,266,938 and 500,000 shares of common stock for issuance pursuant to the Incentive Plan and the Directors' Plan, respectively. The terms and conditions of grants of stock options are determined by our board of directors in accordance with the terms of the Incentive Plan and Directors' Plan.

        Information with respect to options under the Incentive Plan and Directors' Plan, as restated for the combination with Artecon's stock option plan, is as follows:

	Number of Shares	Weighted Average Exercise Price
BALANCE, January 1, 2001	2,767,938	$5.49
Grants	1,580,200	2.26
Forfeitures	(998,947)	5.26
Exercises	(63,898)	0.91

BALANCE, December 31, 2001	3,285,293	4.09
Grants	868,996	2.79
Forfeitures	(462,269)	3.58
Exercises	(21,177)	1.89

BALANCE, December 31, 2002	3,670,843	3.86
Grants	961,000	7.81
Forfeitures	(296,280)	3.35
Exercises	(1,079,836)	3.83

BALANCE, December 31, 2003	3,255,727	$5.08

        The options generally vest ratably over a four or five year period and are exercisable over a period of ten years from the date of grant.

        Information with respect to options outstanding under the Incentive Plan and Directors' Plan at December 31, 2003 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Price	Outstanding		Weighted Average Exercise Price	Outstanding	Weighted Average Exercise Price
$0.75 - $ 1.75	183,144	7.67	$1.51	52,133	$1.46
$1.89 - $ 2.10	524,440	7.56	1.89	241,611	1.89
$2.25 - $ 2.95	924,058	8.73	2.94	141,727	2.76
$3.15 - $ 5.38	516,442	7.17	3.86	291,442	4.08
$5.40 - $ 5.50	248,260	5.84	5.50	244,710	5.50
$6.00 - $16.46	859,383	7.83	10.73	350,820	8.48

	3,255,727	7.77	$5.08	1,322,443	$4.86

        As of December 31, 2001 and 2002, approximately 896,000 and 1,598,000 options were exercisable at a weighted average exercise price of $5.98 and $4.98 respectively.

        The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values, at the date of grant, for options granted during the years ended December 31, 2001, 2002 and 2003 of $1.93, $2.40 and $5.87 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2001	2002	2003
Risk free interest	4.5%	3.0%	2.9%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	5 years
Expected volatility	100%	105%	82%

Warrants

        As of December 31, 2003, there were outstanding warrants to purchase 2,034,551 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008.

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

13. Related Party Transactions

        Revenues from sales to affiliated companies for the years ended December 31, 2001, 2002 and 2003 were approximately $1,000, $0 and $0, respectively. Purchases from affiliated companies for the years ended December 31, 2001, 2002 and 2003 were approximately $19,000, $0 and $15,000, respectively.

14. Employee Benefit Plans

Dot Hill Retirement Savings Plan

        Effective December 1, 2000, we adopted a new retirement savings plan titled the Dot Hill Retirement Savings Plan, which combined and replaced the Box Hill and Artecon retirement savings plans. This plan, which qualifies under Section 401(k) of the Internal Revenue Code, is open to eligible employees over 21 years of age. Under the plan, participating U.S. employees may defer up to 20% of their pretax salary, but not more than statutory limits. We may match 50% of participating employees' contributions up to a specified limit ($1,000). Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the new retirement savings plan for the years ended December 31, 2001, 2002 and 2003 were approximately $0.1 million, $0, and $0.1 million, respectively.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "Purchase Plan") was adopted in August 1997, and amended and restated in March 2000. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides our eligible employees, as defined in the Purchase Plan with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined. We have reserved 1,050,000 shares of common stock for issuance pursuant to the Purchase Plan. During the years ended December 31, 2001, 2002 and 2003 approximately 119,000, 345,000 and 524,000 shares, respectively, were issued under the Purchase Plan.

15. Commitments and Contingencies

Operating Leases

        We lease office space and equipment under noncancelable operating leases, which expire at various dates through September 2009. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $1.5 million, $1.0 million and $0.9 million, respectively.

        Future minimum lease payments due under all noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$1,677
2005	1,559
2006	747
2007	489
2008	40
Thereafter	41

Total minimum lease payments	$4,553

        The above minimum lease payments include minimum rental commitments totaling $3.1 million that have been included in the restructuring accrual as of December 31, 2003. Minimum payments for operating leases have not been reduced by minimum sublease rentals of $2.9 million due in the future under non-cancelable subleases.

Employment Agreements

        In connection with the Merger, effective August 2, 1999 we adopted employment contracts with two of our executive officers. These contracts provide for base salaries totaling $600,000 per year. In addition, each executive was eligible to receive, at the discretion of our board of directors, a cash bonus of up to 50% of such executives' then annual base salary. The employment contracts may be terminated at our option or at the executive's option "for cause," or, upon 30 days written notice, for convenience and "without cause." If we terminate for convenience, the executive is entitled to a severance payment equal to their then-current annual base salary. Following termination of employment other than due to death or disability, we may hire the executive as a consultant for a period of one year at a cost of 25% of the executive's then current annual base salary.

        In August 2001, the Company entered into change of control agreements with three of its executive officers. Under one of the agreements, in the event of an acquisition of the Company or similar corporate event, referred to hereafter as a change of control, the executive officer's remaining stock options will become fully vested and the executive officer will be entitled to a lump sum cash payment equal to 150% of annual base salary then in effect. Under the second agreement, if the executive officer's employment is terminated other than for cause in connection with a change of control, the remaining unvested stock options will become fully vested and the executive officer will be entitled to a lump sum cash payment of 125% of annual base salary then in effect. Under the third agreement, in the event of a change of control, the executive officer's remaining unvested stock options will become fully vested and the executive officer will be entitled to a lump sum cash payment equal to 125% of annual base salary then in effect.

        Effective April 1, 2002, we entered into a change of control agreement with an additional executive. Under the agreement, in the event of a change of control, the executive's remaining unvested stock options will become fully vested and the executive will be entitled to a lump sum cash payment equal to 125% of annual base salary then in effect.

        Effective January 1, 2003, we adopted the Executive Compensation Plan 2003 (the "Plan") for four of our executives. The terms of the Plan are in addition to the terms of these executive's employment contracts. The Plan provides for annual performance bonus potential of 50% of base salary for three of the executives and 75% of base salary for the remaining executive. The formula for the annual bonus calculation is as follows: 70% of bonus potential is tied to our annual operating plan. Of this 70% bonus potential, half is based on meeting revenue goals and half is based on meeting certain net income goals. If we attain less than 85% of revenue and net income goals, this 70% bonus potential will not be paid. For each 1% increase above 85% of the revenue and net income goals, a bonus equal to 3.3% of the annual performance bonus potential will be paid, with no cap. The remaining 30% of bonus potential is subjective, with 20% being tied to individual goals and performance and 10% being based on our performance with respect to the management of our working capital and cash flow. For the year ended December 31, 2003, the bonus payable under the Plan is approximately $2.8 million and is included in accrued compensation at December 31, 2003. The executive compensation plan for 2004 has not yet been completed.

Celtic Capital Corporation Litigation

        We were subject to a legal action first filed by Celtic Capital Corporation, or Celtic, against us on April 24, 2001 in the Superior Court of the State of California and later amended. The plaintiffs alleged violations of the California Commercial Code and breach of contract among other commercial claims. We responded to the action by asserting numerous defenses and by filing a cross-complaint against National Manufacturing Technology, Inc. and affiliates (Celtic's assignors) and Epitech, Inc., or the Cross-Defendants, asserting various commercial claims including breach of contract. Defense costs, and other amounts incurred in connection with the Celtic litigation, were expensed as incurred.

        On April 3, 2002, the parties reached a settlement agreement in the Celtic litigation. Under the settlement agreement, we paid Celtic $350,000 on April 5, 2002 and made payments of $60,000 per month from May 1, 2002 through September 1, 2002. The final payment of $75,000 was made on October 1, 2002 and the action has now been finalized. We recorded the expense related to this settlement agreement, totaling $725,000, in other expenses for the year ended December 31, 2001. In exchange for the foregoing, Celtic completely released us from all claims and causes of action related to the complaint. We also received from the Cross-Defendants a global release of all claims, and all goods, work-in-process and inventory in the possession of the Cross-Defendants, which was in any way related to our purchase orders. In exchange, we released the Cross-Defendants from all claims and causes of action related to the cross-complaint.

Crossroads Systems Litigation

        On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads' claims and are in the process of vigorously defending against them. We believe that the outcome will not have a material adverse effect on our financial condition or operating results. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

Other Litigation

        We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.

16. Segment and Geographic Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer. Our operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

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

        We previously also maintained and disclosed information by market segment, which consisted of e-commerce, telecommunications and service providers; government; and commercial and other customers. In 2001, we began to focus on indirect sales through channel partners regardless of the market segment served by those channel partners. In May 2002, we signed a key agreement with a particular channel partner, which partner began to ship product to its own customers during October 2002. Sales to that channel partner accounted for approximately 62% of our net revenue during the fourth quarter of 2002 and approximately 83% of our net revenue for the year ended December 31, 2003. We have limited visibility into the type of market segments to which that channel partner, and many other channel partners, sell, and therefore we have no way to identify or track net revenue generated by those channel partners by market segment. Going forward, we expect sales to channel partners to increase. Therefore, we have ceased to disclose information by market segment.

        Information concerning revenue by product and service is as follows:

	SANet Families	Legacy and Other	Services	Total
	(in thousands)
Year ended December 31, 2001:
Net revenue	$27,494	$23,475	$5,308	$56,277

Gross profit	$4,042	$6,102	$1,315	$11,459

Year ended December 31, 2002:
Net revenue	$35,328	$8,503	$3,105	$46,936

Gross profit (loss)	$(1,895)	$2,861	$526	$1,492

Year ended December 31, 2003:
Net revenue	$179,061	$5,044	$3,343	$187,448

Gross profit (loss)	$47,379	$(3,467)	$986	$44,898

        Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows:

	SANnet Families	Legacy and Other	Services	Total
	(in thousands)
As of:
December 31, 2003	$207,686	$6,553	$4,204	$218,443

December 31, 2002	$23,590	$3,033	$5,605	$32,228

        Information concerning principal geographic areas in which we operate is as follows:

	As of and for the Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net revenue:
United States	$39,332	$35,268	$175,233
Europe	12,511	8,615	9,120
Asia	4,434	3,053	3,095

	$56,277	$46,936	$187,448

Income (loss) before income taxes:
United States	$(26,425)	$(36,575)	$11,022
Europe	(1,634)	(528)	943
Asia	(9)	(317)	254

	$(28,068)	$(37,420)	$12,219

Assets:
United States		$29,453	$213,027
Europe		2,123	4,196
Asia		652	1,220

		$32,228	$218,443

        Net revenue is recorded in the geographic area in which the sale is originated.

17. Quarterly Financial Information (Unaudited)

        The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature, except per share amounts, necessary to present fairly the results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2002:
Net revenue	$10,890	$11,206	$8,584	$16,256
Gross profit (loss)	2,364	273	868	(2,013)
Loss before income taxes	(6,180)	(12,182)	(7,282)	(11,776)
Net loss	(6,180)	(8,882)	(7,280)	(11,961)
Net loss attributable to common stockholders	(6,180)	(8,882)	(7,280)	(12,417)
Basic and diluted net loss per share	(0.25)	(0.36)	(0.29)	(0.49)
Year Ended December 31, 2003:
Net revenue	$30,522	$48,428	$50,979	$57,519
Gross profit	5,537	10,013	12,213	17,135
Income (loss) before income taxes	(1,464)	2,571	4,306	6,806
Net income (loss)	(1,464)	2,560	4,269	6,766
Net income (loss) attributable to common stockholders	(1,569)	2,524	4,269	6,766
Basic net income (loss) per share	(0.06)	0.08	0.13	0.16
Diluted net income (loss) per share	(0.06)	0.07	0.11	0.14

18. Subsequent Events

        On February 23, 2004, we completed an acquisition of Chaparral. The aggregate acquisition price consisted of approximately $62 million in cash and the assumption of approximately $4.1 million in liabilities. Chaparral is a developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers. The acquisition of Chaparral will enable us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Dot Hill Systems Corp.

        We have audited the consolidated financial statements of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2003, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 4, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
March 4, 2004

S-1

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(IN THOUSANDS)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful note, accounts and sales returns:
Year ended December 31, 2001	$1,593	$(151)	$329(1)	$1,113
Year ended December 31, 2002	1,113	1,018	283(1)	1,848
Year ended December 31, 2003	1,848	(284)	1,097(1)	467
Reserve for excess and obsolete inventories:
Year ended December 31, 2001	$7,647	$5,795	$8,202(2)	$5,240
Year ended December 31, 2002	5,240	8,280	376(2)	13,144
Year ended December 31, 2003	13,144	1,705	8,255(3)	6,594

(1)
Uncollectible receivables charged off and credit issued for product returns.

(2)
Consists primarily of the write-off of excess/obsolete inventories.

(3)
Consists primarily of the sale of inventory to a third party service provider and the write-off of excess/obsolete inventories.

S-2

QuickLinks

DOT HILL SYSTEMS CORP. INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2003 (In Thousands, Except Per Share Amounts)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003 (In Thousands, Except Per Share Amounts)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003 (In Thousands)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003 (In Thousands)
DOT HILL SYSTEMS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 and 2003
INDEPENDENT AUDITORS' REPORT
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003 (IN THOUSANDS)