Form 10-Q
period 2004-03-31
DOT HILL SYSTEMS CORP
filed 2004-05-10
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

The registrant had 43,374,347 shares of common stock, $0.001 par value, outstanding as of May 4, 2004.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2004

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$138,563	$82,614
Short-term investments	52,982	44,388
Accounts receivable, net of allowance of $467 and $727	14,558	20,643
Inventories	3,158	3,596
Prepaid expenses and other	1,836	2,213
Total current assets	211,097	153,454
Property and equipment, net	4,791	7,392
Goodwill	343	57,111
Other intangible assets, net	—	9,949
Other assets	2,212	1,329
Total assets	$218,443	$229,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,533	$29,466
Accrued compensation	4,459	1,920
Accrued expenses	2,052	4,327
Deferred revenue	1,028	1,337
Income taxes payable	1,005	952
Current portion of restructuring accrual	370	375
Total current liabilities	33,447	38,377
Restructuring accrual, net of current portion	554	386
Note payable	—	6,000
Accrued interest	—	994
Borrowings under lines of credit	247	234
Other long-term liabilities	62	975
Total liabilities	34,310	46,966

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,307 and 43,316 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	43	43
Additional paid-in capital	275,827	275,851
Deferred compensation	(28)	(23)
Accumulated other comprehensive loss	(263)	(273)
Accumulated deficit	(91,446)	(93,329)
Total stockholders’ equity	184,133	182,269
Total liabilities and stockholders’ equity	$218,443	$229,235

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2004

Net Revenue	$30,522	$48,781
Cost of Goods Sold	24,985	35,278
Gross Profit	5,537	13,503

Operating Expenses:
Sales and marketing	3,422	4,615
Research and development	2,057	4,371
General and administrative	1,459	2,314
In-process research and development	—	4,700
Total operating expenses	6,938	16,000
Operating Loss	(1,401)	(2,497)

Other Income (Expense):
Interest income	26	574
Interest expense	(47)	(141)
Gain (loss) on foreign currency transactions, net	(18)	167
Other expense, net	(24)	(21)
Total other income (expense), net	(63)	579
Loss Before Income Taxes	(1,464)	(1,918)
Income Tax Benefit	—	35
Net Loss	$(1,464)	$(1,883)

Net Loss Attributable to Common Stockholders:
Net loss	$(1,464)	$(1,883)
Dividends on preferred stock	(105)	—
Net loss attributable to common stockholders	$(1,569)	$(1,883)

Net Loss Per Share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

Weighted Average Shares Used to Calculate Net Loss Per Share:
Basic	26,147	43,315
Diluted	26,147	43,315

Comprehensive Operations:
Net loss	$(1,464)	$(1,883)
Foreign currency translation adjustments	(86)	(7)
Net unrealized loss on short-term investments	—	(3)
Comprehensive loss	$(1,550)	$(1,893)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2004

Cash Flows From Operating Activities:
Net loss	$(1,464)	$(1,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	499	872
Write-off of in-process research and development	—	4,700
Loss on disposal of property and equipment	27	—
Provision for doubtful accounts and note receivable	191	(99)
Stock-based compensation expense	5	5
Gain on sale of short-term investments	—	(15)
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(5,929)	(4,217)
Inventories	199	517
Prepaid expenses and other assets	(82)	653
Accounts payable	4,482	3,607
Accrued compensation and expenses	569	(1,470)
Deferred revenue	(125)	31
Income taxes payable	(85)	(53)
Restructuring accrual	(107)	(163)
Other liabilities	(2)	913
Net cash provided by (used in) operating activities	(1,822)	3,398

Cash Flows From Investing Activities:
Purchases of property and equipment	(846)	(2,574)
Sales of short-term investments	—	19,090
Purchases of short-term investments	—	(10,484)
Cash paid in Chaparral acquisition, net of cash acquired	—	(65,383)
Net cash used in investing activities	(846)	(59,351)

Cash Flows From Financing Activities:
Decrease in restricted cash and investments	2,000	—
Proceeds from bank and other borrowings	14,253	11,407
Payments on bank and other borrowings	(18,785)	(11,420)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	16,543	—
Proceeds from exercise of stock options	215	24
Net cash provided by financing activities	14,226	11

Effect of Exchange Rate Changes on Cash	(86)	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	11,472	(55,949)
Cash and Cash Equivalents, beginning of period	10,082	138,563
Cash and Cash Equivalents, end of period	$21,554	$82,614

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$41	$33
Cash paid for income taxes	$85	$17

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Dividends payable on preferred stock	$105	$—

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill”, “we”, “our” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to the prior year financial statements to conform with the current year financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.                                     Acquisition

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management.  Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., or Chaparral, a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers.  The total transaction cost of approximately $67.6 million consisted of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due to certain employees covered by change in control agreements, direct transaction costs of approximately $0.8 million and approximately $0.7 million in accrued integration costs consisting primarily of severance payments and amounts accrued related to Chaparral’s leased facility.  The acquisition of Chaparral is expected to enable us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base.

The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

Based on the independent valuation prepared using estimates and assumptions provided by management, the total transaction cost of approximately $67.6 million has been allocated as follows (in thousands):

Assets:
Cash and cash equivalents	$2,202
Accounts receivable	1,769
Inventories	955
Prepaid expenses and other	147
Property and equipment	648
Goodwill	56,768
Other intangible assets:
Developed technology	2,600
Core technology	5,000
Customer relationships	2,500
Backlog	100
In-process research and development	4,700
Total assets	77,389

Liabilities:
Current liabilities	2,859
Note payable and accrued interest	6,945
Total liabilities	9,804

Net assets acquired	$67,585

Goodwill recorded in connection with the acquisition totaled approximately $56.8 million.  None of this goodwill will be deductible for tax purposes.  Of the acquired other intangible assets, $4.7 million pertained to IPR&D and was written off by our recognition of a charge to operations on the acquisition date. The remaining acquired intangible assets are being amortized using the straight-line method over their estimated useful lives as follows:  developed and core technology, 2.5 to 4.5 years; customer relationships, 3.5 years; and backlog, 8 months.  None of the other intangible assets will be deductible for tax purposes.

IPR&D recorded in connection with the acquisition of Chaparral represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Financial Accounting Standards Board, or FASB, Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, the fair value of the IPR&D projects was determined in accordance with SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets.

Chaparral’s IPR&D projects were valued through the application of discounted cash flow analyses, taking into account many key characteristics of Chaparral as well as its future prospects, the rate technology changes in the industry, product life cycles, risks specific to each project, and various projects’ stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition versus the project’s overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, Chaparral’s management provided distinct revenue forecasts for each IPR&D project. The projections were based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related product(s), product life cycles, and the importance of the existing technology relative to the in-process technology. In addition, the costs expected to complete each project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on consideration of discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of each of the IPR&D projects. We also considered venture capital rates of return and the weighted average cost of capital for Chaparral as an appropriate measure of the discount rates associated with each IPR&D project.  After such consideration, we determined that the weighted average cost of capital for Chaparral, based on a capital asset pricing model was the appropriate discount rate for each IPR&D project.  Accordingly, each IPR&D project was discounted using a rate of 22%.

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, part of which was payable immediately and part of which is payable 18 months following the acquisition date. As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we assumed the obligation to make remaining estimated cash payments of $1.2 million to these employees in 2005.  Approximately $1.0 million is included in other long-term liabilities at March 31, 2004 related to these payments.  During the three months ended March 31, 2004, we recorded compensation expense of approximately $14,000 relating to these agreements for payments determined to be for services provided to us subsequent to the date of acquisition.

The following unaudited pro forma results of operations present the impact on our results of operations for the three months ended March 31, 2004 and 2003 as if the acquisition of Chaparral had been completed as of the beginning of the period reported on.  The charge of $4.7 million related to the write-off of in-process research and development has been excluded from the pro forma results of operations as it is nonrecurring in nature.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net revenue	$30,522	$32,472	$48,781	$51,272
Net loss attributable to common stockholders	$(1,569)	$(5,428)	$(1,883)	$(413)
Basic and diluted net loss per share	$(0.06)	$(0.21)	$(0.04)	$(0.01)

3.                                      Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, us to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net loss and basic and diluted net loss per share would have been adjusted to the following amounts for the three months ended March 31, 2004 and 2003 (in thousands, except per share information):

	Three Months Ended March 31,
	2003	2004

Net loss attributable to common stockholders as reported	$(1,569)	$(1,883)
Stock-based employee compensation expense included in reported net loss attributable to common stockholders	5	5
Stock-based employee compensation expense determined under fair value based method	(774)	(950)
Pro forma net loss attributable to common stockholders	$(2,338)	$(2,828)
Basic and diluted net loss per share:
As reported	$(0.06)	$(0.04)
Pro forma	$(0.09)	$(0.07)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2004
Risk free interest rate	2.78%	3.07%
Expected dividend yield	—	—
Expected life	7.5 years	7.5 years
Expected volatility	86%	69%

4.                                      Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the periods presented, diluted net loss per share excludes common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding because they are antidilutive for the periods presented.

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share (in thousands):

	Three Months Ended March 31,
	2003	2004
Shares used in computing basic net loss per share	26,147	43,315
Dilutive effect of stock options, stock warrants and convertible preferred stock	—	—
Shares used in computing diluted net loss per share	26,147	43,315

For the three months ended March 31, 2003 and 2004, outstanding options to purchase 3,847,852 and 3,045,079 shares of our common stock, respectively, and outstanding warrants to purchase 2,021,337 and 2,034,551 shares of our common stock, respectively, were not included in the calculation of diluted net loss per share because their effect was antidilutive.  Additionally, preferred stock convertible into 1,846,152 shares of our common stock has also been excluded from the calculation of diluted loss per share for the three months ended March 31, 2003 because its effect was antidilutive.

5.                                      Short-Term Investments

The following table summarizes our short-term investments as of March 31, 2004 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
U.S. Government securities	$25,839	$75	$60	$25,824
Municipal securities and private debt	8,850	—	6	8,856
Commercial paper	9,671	8	45	9,708
	$44,360	$83	$111	$44,388

The cost and fair value of short-term investments at March 31, 2004 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Due in one year or less	$14,192	$14,154
Due after one year through five years	21,318	21,378
Due after five years through ten years	—	—
Due after ten years	8,850	8,856
	$44,360	$44,388

6.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2003	March 31, 2004
Purchased parts and materials	$1,706	$1,309
Work-in-process	24	27
Finished goods	1,428	2,260
	$3,158	$3,596

7.                                     Note Payable

In connection with the acquisition of Chaparral, we assumed a $6 million promissory note, or the Note, payable to a third party manufacturer utilized by Chaparral.  The Note incurs interest at an annual rate of 8% with principal and accrued interest payable on May 15, 2005 and 2008, and is secured by rights to certain technology developed by Chaparral.  Total purchases by us from the third party manufacturer were $0.2 million for the quarter ended March 31, 2004.

The Note has the following scheduled principal payments due for the years ending December 31 (in thousands):

2004	$—
2005	3,000
2006	—
2007	—
2008	3,000
$6,000

8.                                      Goodwill and Other Intangible Assets

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our remaining intangible assets are considered to have finite lives and are being amortized in accordance with this statement.

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of March 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(93)	$4,907
Developed technology	2,600	(86)	2,514
Customer relationships	2,500	(60)	2,440
Backlog	100	(12)	88

Total other intangible assets	$10,200	$(251)	$9,949

Estimated future amortization expense related to other intangible assets as of March 31, 2004 is as follows (in thousands):

Years ending December 31,
2004 (remaining 9 months)	$2,237
2005	2,865
2006	2,519
2007	1,587
2008	741
Total	$9,949

9.                                      Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. The changes in our aggregate product warranty liability are as follows for the three months ended March 31, 2004 (in thousands):

Balance, beginning of period	$262
Current period accrual	780
Amounts charged to accrual	(195)
Change in estimate	—
Balance, end of period	$847

10.                               Restructurings

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

Employee termination costs consist primarily of severance payments for 180 employees. Impairment of property and equipment consists of the write-down of certain fixed assets associated with facility closures. The facility closures and related costs consist of lease termination costs for five sales offices and closure of the New York City office.

During the fourth quarter of 2001, we increased our March 2001 related restructuring accrual by approximately $0.2 million and our June 2001 Restructuring accrual by approximately $0.3 million due to the continuing deterioration of various real estate markets and the inability to sublet excess space in our Carlsbad and New York City facilities.

During the fourth quarter of 2002, we again increased our March 2001 related restructuring accrual by approximately $0.7 million and our June 2001 related restructuring accrual by approximately $0.9 million to reflect additional deterioration of real estate markets in Carlsbad and New York City, as well as the effects of lease buyouts negotiated on several facilities and a sublease arrangement reached on another facility.

The following is a summary of restructuring activity recorded during the three months ended March 31, 2004 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at March 31, 2004

Employee termination costs	$—	$—	$—	$—
Impairment of property and equipment	—	—	—	—
Facility closures and related costs	401	—	(69)	332
Professional fees and other	—	—	—	—
Total	$401	$—	$(69)	$332

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at March 31, 2004

Employee termination costs	$—	$—	$—	$—
Impairment of property and equipment	—	—	—	—
Facility closures and related costs	523	—	(94)	429
	$523	$—	$(94)	$429

We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of March 31, 2004.

11.                               Income Taxes

For the three months ended March 31, 2004, the effective income tax rate was 2%. The effective income tax rate is based upon the expected income for the year and the expected composition of that income in different tax jurisdictions. For the three months ended March 31, 2004, the effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards, for which a valuation allowance has previously been recorded.

We have federal and state net operating loss carryforwards as of December 31, 2003 of approximately $80.7 million and $53.8 million, respectively. These net operating loss carryforwards are available to offset taxable income generated in 2004 and future years, and such federal and state amounts will begin to expire in the tax years ending 2009 and 2004, respectively. In addition, we have federal tax credit carryforwards as of December 31, 2003 of approximately $2.4 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.2 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards as of December 31, 2003 of approximately $2.3 million, of which $2.1 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006. Pursuant to current tax regulations, the annual use of certain of our federal and state net operating loss and tax credit carryforwards is limited as a result of a cumulative change in ownership of more than 50%. Future additional changes in ownership may further limit the use of such amounts.

As a result of our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

12.                               Commitments and Contingencies

Operating Leases

In connection with the acquisition of Chaparral, we assumed the operating lease for Chaparral’s Longmont, Colorado facility which expires in July 2007.  Lease payments are approximately $29,000 per month through June 2004.  Effective July 1, 2004, pursuant to a contractual agreement between Chaparral and the landlord, both parties agree to negotiate in good faith a new lease rate reflecting the current market and economic conditions in the surrounding Boulder, Colorado area.

Purchase Commitments

We enter into firm purchase commitments with suppliers and third party manufacturers for our estimated inventory requirements for succeeding months.  The Company had purchase commitments for approximately $0.3 million of inventory as of March 31, 2004.

Legal Matters

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. We believe that the outcome will not have a material adverse effect on our financial condition or operating results. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of such claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

13.                               Segments and Geographic Information

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

Our operating segments are organized on the basis of products and services. We have identified operating segments that consist of our SANnet family of systems, legacy and other systems, and services. We currently evaluate performance based on stand-alone segment revenue and gross margin. Because we do not currently maintain information regarding operating income at the operating segment level, such information is not presented.

Sales to our largest channel partner accounted for approximately 75% of our net revenue during the first quarter of 2003 and 85% of net revenue for the quarter ended March 31, 2004.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

Three months ended:
March 31, 2004:
Net revenue	$45,864	$2,379	$538	$48,781
Gross profit (loss)	$14,584	$(1,081)	$—	$13,503
March 31, 2003:
Net revenue	$27,930	$1,858	$734	$30,522
Gross profit (loss)	$6,762	$(1,489)	$264	$5,537

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

As of:
March 31, 2004	$219,519	$6,929	$2,787	$229,235
December 31, 2003	$207,686	$6,553	$4,204	$218,443

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended March 31,
	2003	2004

Net revenue:
United States	$28,143	$46,032
Europe	1,630	1,337
Asia	749	1,412
	$30,522	$48,781
Operating loss:
United States	$(1,125)	$(2,306)
Europe	(224)	(332)
Asia	(52)	141
	$(1,401)	$(2,497)

Net revenue is recorded in the geographic area in which the sale is originated.

14.                               Sun Microsystems Agreement

In January 2004, the existing three-year OEM partner agreement with our largest channel partner, first announced in May 2002, was extended. The agreement will now continue through May 22, 2007, a two-year extension to the original agreement subject to the terms of the agreement including early termination provisions.  In March 2004, this agreement was expanded to include new advanced technology storage products, to be designed and engineered by us to our channel partner’s specifications.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Certain Risk Factors Related to the Company’s Business,” and elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

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

Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. We have continued to develop new products primarily for resale by Sun, such as our SANnet II FC which began shipping to Sun in March 2003. We are discussing with Sun the extent and timing of additional new product shipments. In January 2004, our existing three-year OEM partner agreement with Sun, first announced in May 2002, was extended. The agreement will now continue through May 22, 2007, a two-year extension to the original agreement subject to the terms of the agreement including early termination provisions.  In March 2004, this agreement was expanded to include new advanced technology storage products, to be designed and engineered by us to Sun’s specifications. We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.

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

Other income is comprised primarily of interest income earned on our cash, cash equivalents, and short-term investments and other miscellaneous income and expense items.

In August 1999, Box Hill Systems Corp. merged with Artecon, Inc. and we changed our name to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters is located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers. The total transaction cost of approximately $67.6 million consisted of a payment of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employee covered by change in control agreements, approximately $0.8 million of direct transaction costs and approximately $0.7 million of accrued integration costs.  The acquisition of Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

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

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142.  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

The income approach, which we use to estimate the fair value of our reporting units and other intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2003	2004

Net revenue	100.0%	100.0%
Cost of goods sold	81.9	72.3
Gross profit	18.1	27.7
Operating expenses:
Sales and marketing	11.2	9.5
Research and development	6.7	9.0
General and administrative	4.8	4.7
In-process research and development	—	9.6
Total operating expenses	22.7	32.8
Operating loss	(4.6)	(5.1)
Net loss	(5.1)%	(3.9)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Revenue

Net revenue increased $18.3 million, or 59.8%, to $48.8 million for the three months ended March 31, 2004 from $30.5 million for the three months ended March 31, 2003. The increase in net revenue was attributable to increased orders for our product from our channel partner, Sun, which accounted for 84.8% of our net revenue for the three months ended March 31, 2004.  Total fiber channel units shipped were 2,271 for the three months ended March 31, 2004 compared to 695 fiber channel units shipped for the three months ended March 31, 2003.  Small computer systems interface, or SCSI, units shipped were 2,777 for the three months ended March 31, 2004 compared to 2,399 SCSI units for the three months ended March 31, 2003.  Non-Sun revenue was $7.4 million for the three months ended March 31, 2004 with $0.7 million being generated by Chaparral. In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products, to be designed and engineered by us to Sun’s specifications.  We anticipate shipping these new products in the second quarter of 2004, and anticipate a favorable market reception for that product.  Although we are unable to determine the impact that such sales will have on revenue for future quarters, we believe that such sales will be incremental to our 2004 revenue and will not result in decreased sales of our other products.

Cost of Goods Sold

Cost of goods sold increased $10.3 million, or 41.2%, to $35.3 million for the three months ended March 31, 2004 from $25.0 million for the three months ended March 31, 2003. As a percentage of net revenue, cost of goods sold decreased to 72.3% for the three months ended March 31, 2004 from 81.9% for the three months ended March 31, 2003. As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended March 31, 2004 compared to the first quarter of the prior year. The decrease in cost of goods sold, as a percentage of our net revenue was primarily attributable to cost reductions related to production materials achieved during the three months ended March 31, 2004.  The decrease in cost of sales as a percentage of revenue also reflects start up costs of $0.6 million incurred during the three months ended March 31, 2003 to outsource the manufacturing of certain fiber channel products.  We did not incur similar start up costs for the three months ended March 31, 2004.

Gross Profit

Gross profit increased $8.0 million, or 143.9%, to $13.5 million for the three months ended March 31, 2004 from $5.5 million for the three months ended March 31, 2003. As a percentage of net revenue, gross profit increased to 27.7% for the three months ended March 31, 2004 from 18.1% for the three months ended March 31, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in gross profit as a percentage of our net revenue for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 reflects cost reductions related to production materials achieved during the three months ended March 31, 2004.  Also, during the three months ended March 31, 2004, the gross profit margin for Sun products benefited from ongoing cost reductions.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products, to be designed and engineered by us to Sun’s specifications.  Although we cannot yet predict the impact that these new products will have on future revenue or gross margin, we anticipate that the introduction of such products will result in incremental margin dollars at lower gross margin percentages when compared to our gross profit margin for current Sun products.  Gross profit margin will be negatively impacted by amortization of finite lived intangible assets acquired in the Chaparral transaction.  The charge to cost of sales related to the amortization of intangible assets is anticipated to be approximately $0.6 million per quarter for the year ending December 31, 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.2 million, or 34.9%, to $4.6 million for the three months ended March 31, 2004 from $3.4 million for the three months ended March 31, 2003. As a percentage of net revenue, sales and marketing expenses decreased to 9.5% for the three months ended March 31, 2004 from 11.2% for the three months ended March 31, 2003.  The increase in the dollar amount of sales and marketing expenses was attributable to $0.4 million in increased selling and marketing expense related to Chaparral.  For the three months ended March 31, 2004, sales and marketing expenses reflect 38 days of activity related to Chaparral. We anticipate such costs will increase in the second quarter of 2004 commensurate with the inclusion of Chaparral operations for the entire quarter.

The remaining increase in sales and marketing expenses for the three months ended March 31, 2004 relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $2.3 million, or 112.5%, to $4.4 million for the three months ended March 31, 2004 from $2.1 million for the three months ended March 31, 2003. As a percentage of net revenue, research and development expenses increased to 9.0% for the three months ended March 31, 2004 from 6.7% for the three months ended March 31, 2003. The increase in the dollar amount of research and development expenses was due to continued development effort on our new Serial ATA product of $0.9 million, an increase in salary and related expenses of $0.7 million attributable to an increase in the number of our full-time direct engineering team members located in Carlsbad, California and $0.5 million related to the acquisition of Chaparral that includes expense from both increased head count and expenditures to support on-going development effort.  For the three months ended March 31, 2004, research and development expenses reflect 38 days of activity related to Chaparral.  We anticipate such costs will increase in the second quarter of 2004 commensurate with the inclusion of Chaparral operations for the entire quarter.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 58.6%, to $2.3 million for the three months ended March 31, 2004 from $1.5 million for the three months ended March 31,2003. As a percentage of net revenue, general and administrative expenses decreased to 4.7% for the three months ended March 31, 2004 from 4.8% for the three months ended March 31, 2003. The increase in the dollar amount of general and administrative expense during the three months ended March 31, 2004 reflects an increase of payroll-related expenses of $0.2 million related to acquisition of Chaparral personnel and an increase of $0.4 million of legal expenses.

In-Process Research and Development Charges

Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the three months ended March 31, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral.

Other Income (Expense)

Other income (expense) increased by $0.6 million to $0.5 million for the three months ended March 31, 2004 from $(0.1) million for the three months ended March 31, 2003. The increase was primarily attributable to an increase in interest income of $0.6 million as a result of our increased cash, cash equivalents and short-term investments balances.

Income Taxes

For the three months ended March 31, 2004, the effective income tax rate was 2%. The effective income tax rate is based upon the expected income for the year and the expected composition of that income in different countries.  For the three months ended March 31, 2004, the effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards for which a valuation allowance has previously been recorded.

We have federal and state net operating loss carryforwards as of December 31, 2003 of approximately $80.7 million and $53.8 million, respectively. These net operating loss carryforwards are available to offset taxable income generated in 2004 and future years, and such federal and state amounts will begin to expire in the tax years ending 2009 and 2004, respectively. In addition, we have federal tax credit carryforwards as of December 31, 2003 of approximately $2.4 million of which $0.2 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.2 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards as of December 31, 2003 of approximately $2.3 million, of which $2.1 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006. Pursuant to current tax regulations, the annual use of certain of our federal and state net operating loss and tax credit carryforwards is limited as a result of a cumulative change in ownership of more than 50%. Future additional changes in ownership may further limit the use of such amounts.

As a result of our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

Liquidity and Capital Resources

As of March 31, 2004, we had $127.0 million of cash, cash equivalents and short-term investments and working capital of $115.1 million.

During the quarter ended March 31, 2004, we consummated the acquisition of Chaparral for a cash purchase price of approximately $62 million plus the assumption of approximately $4.1 million in liabilities.

For the three months ended March 31, 2004, cash provided by operating activities was $3.4 million compared to cash used in operating activities of $1.8 million for the same period in 2003. The net cash provided by operating activities for the three months ended March 31, 2004 is primarily attributable to a net loss of $1.9 million offset by a non-cash charge of $4.7 million related to the write-off of IPR&D and depreciation and amortization of $0.9 million.  Additionally, cash provided by operating activities reflect a $3.6 increase in accounts payable, a $0.9 million increase in other liabilities and an increase in inventory and prepaid and other assets of $1.2 million.  Cash provided by operating activities decreased by a $4.2 million increase in accounts receivable and a decrease in accrued compensation and expenses of $1.5 million. The increase in accounts receivable reflects the payment terms for our largest OEM channel partner increasing from net 10 days to net 20 days.

Cash used in investing activities for the three months ended March 31, 2004 was $59.4 million compared to $1.0 million for the same period in 2003.  The increase in the use of cash for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is primarily attributable to the acquisition of Chaparral that reduced cash by $65.4 million net of cash acquired from Chaparral.  We also made capital expenditures of $2.6 million during the three months ended March 31, 2004 primarily to support new product development and made purchases of $10.5 million in short-term investments.  These decreases in our cash were offset by proceeds received from $19.1 million in sales of short-term investments during the three months ended March 31, 2004.

Cash provided by financing activities for the three months ended March 31, 2004 was $11,000 compared to $14.2 million for the three months ended March 31, 2003. The cash provided by financing activities is attributable to exercises of stock options under the Company’s 2000 Stock Incentive Plan of $24,000, offset by net payments made on bank and other borrowings of $13,000.

In connection with the acquisition of Chaparral, we assumed a $6 million promissory note, or the Note, payable to a third party manufacturer utilized by Chaparral. The Note incurs interest at an annual rate of 8% with principal and accrued interest payable on May 15, 2005 and 2008 and is secured by rights to certain technology developed by Chaparral.

We had an agreement with Wells Fargo Bank, National Association, which allowed us to borrow up to $15.0 million under a revolving line of credit that expired May 1, 2004. The maximum amount we could borrow under this line was limited by the amount of our cash and investment balances held at the bank at any given time and could be reduced by the amount of any outstanding letters of credit with the bank. Borrowings under this line of credit were collateralized by a pledge of our deposits held at the bank. As of March 31, 2004, there was no balance outstanding under this line of credit and the amount available on this line was $15.0 million.  We are presently in negotiations to replace this line of credit.

Our Japanese subsidiary has two lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 45 million yen, or approximately $0.4 million as of March 31, 2004, at interest rates ranging from 1.7% to 1.8%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of our Japanese subsidiary. As of March 31, 2004, the total amount outstanding under the three credit lines was approximately 24.7 million yen, or approximately $0.2 million.

For the three months ended March 31, 2004, capital expenditures amounted to $2.6 million primarily for test equipment and assembly line tooling related to the development of our Serial ATA product.  We expect capital expenditures will decrease to approximately $1 million per quarter through 2004.

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

Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 83.4% and 84.8% of our net revenue for the year ended December 31, 2003 and the three months ended March 31, 2004, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in January 2004 for an additional two years through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2004 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

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

We experienced losses in 2000, 2001 and 2002 and may continue to experience losses in the future.

In 2003, we recorded net income attributable to common shareholders of $12.0 million, however, for the years ended December 31, 2000, 2001 and 2002, we incurred net losses of $0.9 million, $43.4 million and $34.3 million, respectively. We cannot assure you that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue engineering, research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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

Our available cash, cash equivalents and short-term investments as of March 31, 2004 totaled $127.0 million.  We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)

First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	48.8	(1.9)

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

We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape, Stratis, Dot Hill and the Dot Hill logo and, with the acquisition of Chaparral, we acquired registered trademarks for Raidar, Rio, Riva and Stratis. As of March 31, 2004, we had been awarded a total of eight U.S. patents and, with the acquisition of Chaparral, we acquired one issued U.S. patent, two allowed U.S. patents and 13 U.S. patent applications that are in various stages of the patenting process. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them. We expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results. Further, parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial legal fees and expenses, and distract management from the operations of our business.

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

Our products may contain undetected errors or failures when first introduced or as we release new versions. During 2004, we plan to introduce a number of new products. We may discover errors in our products after shipment, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

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

As of March 31, 2004, our executive officers, directors and their affiliates beneficially owned approximately 8.4% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of March 31, 2004 there were outstanding warrants to purchase 2,034,551 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

Any failure by us to manage the integration of Chaparral into our operations could harm our financial results, business and prospects.

In February 2004, we completed the acquisition of Chaparral. The related integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

• combining product offerings or entering into new markets in which we are not experienced and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers, which could result in our incurring additional obligations in order to address customer uncertainty;

• demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus and coordinating sales, marketing and distribution efforts;

• consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes that enable increased customer satisfaction, improved productivity, lower costs, accurate financial reporting, more direct sales and improved inventory management;

• minimizing the diversion of management attention from ongoing business concerns;

• persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into Dot Hill, and correctly estimating employee benefit costs; and

•coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

Managing the acquisition of Chaparral may divert our attention from other business operations. This transaction also has resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, Dot Hill has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. As a result, the Chaparral transaction may contribute to financial results that differ from the investment community’s expectations in a given quarter.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future. Securities litigation could result in the expenditure of substantial funds, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

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

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States and internationally, as well as those of our channel partners, suppliers, third party manufacturer and customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

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

The following table provides information about our investment portfolio at December 31, 2003 and March 31, 2004. For investment securities, the table presents carrying values at December 31, 2003 and March 31, 2004 and, as applicable, and related weighted average interest rates by expected maturity dates.

	December 31, 2003	March 31, 2004
	(amounts in thousands)

Cash equivalents	$127,790	$70,753
Average interest rate	1.0%	0.9%
Short-term investments	$52,982	$44,388
Average interest rate	1.6%	1.0%
Total portfolio	$180,772	$115,141
Average interest rate	1.2%	0.9%

We had a line of credit agreement, which accrued interest at a variable rate and expired May 1, 2004. As of March 31, 2004, we had no balance under this line.  We are presently in negotiations to replace this line of credit.  Were we to incur a balance under this or a similar replacement line of credit, we would be exposed to interest rate risk on such debt.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(e) as of the end of the period covered by this Periodic Report on Form 10-Q, have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Periodic Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. We believe that the outcome will not have a material adverse effect on our financial condition or operating results. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

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

10.1*

Second Amendment to Product Purchase Product Purchase Agreement, dated as of January 26, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., the registrant and Dot Hill Systems B.V.

10.2*

Third Amendment to Product Purchase Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., the registrant and Dot Hill Systems B.V.

10.3*	Product Supplement/Award Letter (SATA) by and between Sun Microsystems, Inc. and the registrant, dated as of March 22, 2004.
10.4	Secured Convertible Promissory Note, dated January 17, 2002.
10.5	Security Agreement, dated January 17, 2002, by and between Chaparral Network Storage, Inc. and Xyratex Technology Limited.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Confidential treatment requested.

b.                                      Reports on Form 8-K.

1.                                       The registrant filed a current report on Form 8-K, dated January 28, 2004, announcing the registrant’s earnings for the year ended December 31, 2003 and the two-year extension of its OEM agreement with Sun Microsystems, Inc.

2.                                       The registrant filed a current report on Form 8-K, dated February 24, 2004, announcing the acquisition of Chaparral Network Storage Systems, Inc.

3.                                       The registrant filed a current report on Form 8-K, dated March 22, 2004, announcing that its existing OEM partner agreement with Sun Microsystems, Inc. has been expanded to include new advanced technology storage products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: May 10, 2004	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2004	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)