Form 10-Q
period 2004-06-30
DOT HILL SYSTEMS CORP
filed 2004-08-09
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13317

DOT HILL SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3460176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6305 El Camino Real, Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

(760) 931-5500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 43,479,416 shares outstanding as of August 2, 2004.

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-December 31, 2003 and June 30, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income-three months ended June 30, 2003 and 2004 and six months ended June 30, 2003 and 2004
Condensed Consolidated Statements of Cash Flows-six months ended June 30, 2003 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II.	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$138,563	$46,693
Short-term investments	52,982	78,614
Accounts receivable, net of allowance of $467 and $611	14,558	38,369
Inventories	3,158	4,521
Prepaid expenses and other	1,836	2,372
Total current assets	211,097	170,569
Property and equipment, net	4,791	8,306
Goodwill	343	57,111
Other intangible assets, net	—	9,195
Other assets	2,212	1,306
Total assets	$218,443	$246,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,533	$40,029
Accrued compensation	4,459	3,063
Accrued expenses	2,052	4,345
Deferred revenue	1,028	1,010
Income taxes payable	1,005	1,019
Current portion of restructuring accrual	370	168
Total current liabilities	33,447	49,634
Restructuring accrual, net of current portion	554	156
Note payable	—	6,000
Accrued interest	—	1,113
Borrowings under lines of credit	247	210
Other long-term liabilities	62	835
Total liabilities	34,310	57,948

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2003 and June 30, 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,307 and 43,468 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	43	43
Additional paid-in capital	275,827	276,488
Deferred compensation	(28)	(18)
Accumulated other comprehensive loss	(263)	(640)
Accumulated deficit	(91,446)	(87,334)
Total stockholders’ equity	184,133	188,539
Total liabilities and stockholders’ equity	$218,443	$246,487

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net Revenue	$48,428	$69,604	$78,950	$118,385
Cost of Goods Sold	38,415	52,487	63,400	87,765
Gross Profit	10,013	17,117	15,550	30,620

Operating Expenses:
Sales and marketing	3,391	4,623	6,812	9,238
Research and development	2,841	4,734	4,897	9,105
General and administrative	1,610	2,304	3,071	4,618
Restructuring, net		(391)		(391)
In-process research and development	—	—		4,700
Total operating expenses	7,842	11,270	14,780	27,270
Operating income	2,171	5,847	770	3,350

Other Income (Expense):
Interest income	97	432	123	1,007
Interest expense	(23)	(145)	(70)	(285)
Gain (loss) on foreign currency transactions, net	320	(13)	302	154
Other income (expense), net	6	—	(18)	(23)
Total other income, net	400	274	337	853
Income Before Income Taxes	2,571	6,121	1,107	4,203
Income Tax Expense	11	126	11	91
Net Income	$2,560	$5,995	$1,096	$4,112

Net Income Attributable to Common Stockholders:
Net income	$2,560	$5,995	$1,096	$4,112
Dividends on preferred stock	(36)	—	(141)	—
Net income attributable to common stockholders	$2,524	$5,995	$955	$4,112

Net Income Per Share:
Basic	$0.08	$0.14	$0.03	$0.09
Diluted	$0.07	$0.13	$0.03	$0.09

Weighted Average Shares Used to Calculate Net Income Per Share:
Basic	31,576	43,383	28,877	43,349
Diluted	35,669	46,279	32,954	46,609

Comprehensive Income:
Net income	$2,560	$5,995	$1,096	$4,112
Foreign currency translation adjustments	(92)	8	(177)	1
Net unrealized loss on short-term investments	(16)	(375)	(16)	(378)
Comprehensive income	$2,452	$5,628	$903	$3,735

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash Flows From Operating Activities:
Net income	$1,096	$4,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	2,366
Write-off of in-process research and development		4,700
Non-cash settlement of restructuring charges	—	(391)
Loss on disposal of property and equipment	27	—
Provision for doubtful accounts and note receivable	74	145
Stock-based compensation expense	10	10
(Gain) loss on sale of short-term investments	1	(20)
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(8,573)	(22,187)
Inventories	3,464	(408)
Prepaid expenses and other assets	(1,946)	517
Accounts payable	10,141	14,170
Accrued compensation and expenses	1,790	(190)
Deferred revenue	252	(296)
Income taxes payable	(78)	14
Restructuring accrual	(283)	(209)
Other liabilities	(16)	773
Net cash provided by operating activities	7,001	3,106

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,359)	(4,228)
Sales of short-term investments	1,530	21,999
Purchases of short-term investments	(11,592)	(47,989)
Cash paid in Chaparral acquisition, net of cash acquired	—	(65,383)
Net cash used in investing activities	(11,421)	(95,601)

Cash Flows From Financing Activities:
Decrease in restricted cash and investments	2,000	—
Proceeds from bank and other borrowings	22,848	13,660
Payments on bank and other borrowings	(27,409)	(13,697)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	16,543	—
Proceeds from exercise of stock options and warrants	958	661
Proceeds from sale of stock to employees	348	—
Dividends paid to preferred stockholders	(141)	—
Net cash provided by financing activities	15,147	624

Effect of Exchange Rate Changes on Cash	(177)	1

Net Increase (Decrease) in Cash and Cash Equivalents	10,550	(91,870)
Cash and Cash Equivalents, beginning of period	10,082	138,563
Cash and Cash Equivalents, end of period	$20,632	$46,693

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$61	$46
Cash paid for income taxes	$95	$65

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill”, “we”, “our” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.                                      Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) deliberated Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124 “Accounting for Certain Investments Held for Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under SFAS Nos. 115 and 124.  For all other investments within the scope of this EITF, the disclosures are effective for fiscal years ending after June 15, 2004.  Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We are currently evaluating the effect of this pronouncement on our financial statements.

3.                                      Acquisition

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), Dot Hill allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management.  Goodwill and purchased intangible assets with indefinite useful lives are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc. (“Chaparral”); a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers, pursuant to the Agreement and Plan of Merger between Dot Hill and Chaparral dated February 23 2004.  The aggregate purchase price was $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employees covered by change in control agreements, direct transaction costs of approximately $.8 million and approximately $.7 million in accrued integration costs.  The acquisition of

Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

Based on our estimates and assumptions, the total purchase price of approximately $67.6 million has been allocated as follows (in thousands):

Assets:
Cash and cash equivalents	$2,202
Accounts receivable	1,769
Inventories	955
Prepaid expenses and other	147
Property and equipment	648
Goodwill	56,768
Intangible assets:
Developed technology	2,600
Core technology	5,000
Customer relationships	2,500
Backlog	100
In-process research and development	4,700
Total assets	77,389

Liabilities:
Current liabilities	2,859
Convertible debt and accrued interest	6,945
Total liabilities	9,804

Net assets acquired	$67,585

No changes were made to the original purchase price allocation during the three months ended June 30, 2004.

Of the acquired intangible assets, $4.7 million pertained to in-process research and development (“IPR&D”) and was written off by our recognition of a charge to operations on the acquisition date.  The remaining acquired intangible are being amortized using the straight-line method over their estimated useful lives as follows:  developed and core technology, 2.5 to 4.5 years; customer relationships, 3.5 years, and backlog, 8 months.  The goodwill recorded in this transaction has been allocated to our SANnet family operating segment.  None of this goodwill will be deductible for tax purposes.

IPR&D recorded in connection with the acquisition of Chaparral represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility.  The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Financial Accounting Standards Board Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method.  In addition, the Fair Value, as defined below, of the IPR&D projects was determined in accordance with SFAS No. 141, and SFAS No. 142, Goodwill and Other Intangible Assets.

Chaparral’s IPR&D projects were valued through the application of discounted cash flow analyses, taking into account many key characteristics of Chaparral as well as its future prospects, the rate technology changes in the industry, product life cycles, risks specific to each project, and various projects’ stage of completion.  Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition verses the project’s overall expected cost, effort and risks required for achieving technological feasibility.  In the application of the discounted cash flow analyses, Chaparral’s management provided distinct revenue forecasts for each IPR&D project.  The projections were based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related product(s), product life cycles, and the importance of the existing technology relative to the in-process technology.  In addition, the costs expected to complete each project were added to the operating expenses to calculate the operating income for each IPR&D project.  As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies.  The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of each of the IPR&D projects.  We also considered venture capital rates of return and the weighted average cost of capital for Chaparral, which was based on a capital asset pricing model as an appropriate measure of the discount rates associated with each IPR&D project.  As a result, the earnings associated with the incomplete technology were discounted at a rate of approximately 22%.

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which was payable after 18 months of service following the acquisition date.  As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we assumed the obligation to make remaining aggregate cash payments of approximately $1.2 million to these employees through 2005.  As of June 30, 2004, approximately $0.3 million has been paid related to these agreements and approximately $0.7 million is included in other long-term liabilities at June 30, 2004.  Approximately $0.2 million will be recorded as compensation expense over the 18 month service period.  During the three and six months ended June 30, 2004, we recorded compensation expense of approximately $41,000 and $54,000, respectively, relating to these agreements.

Pro Forma Results of Operations

The following pro forma results of operations present the impact on our results of operations for the three and six months ended June 30, 2004 and 2003 as if the acquisition of Chaparral had been completed as of the beginning of the period reported on.  The charge of $4.7 million related to the write-off of IPR&D has been excluded from the pro forma results of operations, as it is nonrecurring in nature:

		Three Months Ended June 30,
		2004		2003
	2004	Pro Forma	2003	Pro Forma
	Historical		Historical
Revenues	$69,604	$69,604	$48,428	$51,301
Net income attributable to common stockholders	$5,995	$5,995	$2,524	$147
Basic income per share	$0.14	$0.14	$0.08	$—
Diluted income per share	$0.13	$0.13	$0.07	$—

		Six Months Ended June 30,
		2004		2003
	2004	Pro Forma	2003	Pro Forma
	Historical		Historical
Revenues	$118,385	$120,141	$78,950	$83,773
Net income (loss) attributable to common stockholders	$4,112	$6,838	$955	$(5,319)
Basic income (loss) per share	$0.09	$0.16	$0.03	$(0.18)
Diluted income (loss) per share	$0.09	$0.15	$0.03	$(0.18)

4.                                      Stock-Based Compensation

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

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the three and six months ended June 30, 2003 and 2004 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net income attributable to common stockholders as reported	$2,524	$5,995	$955	$4,112
Stock-based employee compensation expense included in reported net income attributable to common stockholders	5	5	10	10
Stock-based employee compensation expense determined under fair value based method	(530)	(924)	(1,304)	(1,874)
Pro forma net income (loss) attributable to common stockholders	$1,999	$5,076	$(339)	$2,248
Basic net income (loss) per share:
As reported	$0.08	$0.14	$0.03	$0.09
Pro forma	$0.06	$0.12	$(0.01)	$0.05
Diluted net income (loss) per share:
As reported	$0.07	$0.13	$0.03	$0.09
Pro forma	$0.06	$0.11	$(0.01)	$0.05

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2003	2004
Risk free interest rate	2.69%	3.17%
Expected dividend yield	—	—
Expected life	7.5 years	7.5 years
Expected volatility	84%	69%

5.                                      Net Income Per Share

Basic net income per share is calculated by dividing net income or net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Shares used in computing basic net income per share	31,576	43,383	28,877	43,349
Dilutive effect of stock options and stock warrants	3,464	2,896	2,843	3,260
Dilutive effect of convertible preferred stock	629	—	1,234	—
Shares used in computing diluted net income per share	35,669	46,279	32,954	46,609

For the three months ended June 30, 2003 and 2004, outstanding options to purchase 290,437 and 1,761,841 shares of our common stock, respectively were not included in the calculation of diluted net income per share because their effect was antidilutive.

For the six months ended June 30, 2003 and 2004, outstanding options to purchase 480,691 and 1,697,562 shares of our common stock, respectively, were not included in the calculation of diluted net income per share because their effect was antidilutive.

6.                                      Short-Term Investments

The following table summarizes our short-term investments as of June 30, 2004 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
U.S. Government securities	$39,112	$(364)	1	$38,749
Municipal securities and private debt	7,400	—	—	7,400
Commercial paper	32,455	(41)	51	32,465
	$78,967	$(405)	$52	$78,614

The cost and fair value of short-term investments at June 30, 2004 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Due in one year or less	$53,860	$53,599
Due after one year through five years	17,708	17,615
Due after five years through ten years	—	—
Due after ten years	7,399	7,400
	$78,967	$78,614

7.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value.  The following is a summary of net inventories (in thousands):

	December 31, 2003	June 30, 2004

Purchased parts and materials	$1,706	$1,761
Work-in-process	24	98
Finished goods	1,428	2,662
	$3,158	$4,521

8.                                      Credit Facilities

We had an agreement with Wells Fargo Bank, National Association, which allowed us to borrow up to $15.0 million under a revolving line of credit that expired May 1, 2004.  As of June 30, 2004, there was no balance outstanding under this line of credit.  We are presently in negotiations to replace this line of credit.

In connection with the acquisition of Chaparral, we assumed a $6 million promissory note, or the Note, payable to a third party manufacturer utilized by Chaparral.  The Note incurs interest at an annual rate of 8% with principal and accrued interest payable on May 15, 2005 and 2008, and is secured by rights to certain technology developed by Chaparral.  Total purchases by us from the third party manufacturer were $0.3 and $0.5 million for the three and six months ended June 30, 2004, respectively.  During July 2004, we communicated to the holder of the Note our intent to repay the Note in full during the third quarter of fiscal year 2004.

The Note has the following scheduled principal payments due for the years ending December 31 (in thousands):

2004	$—
2005	3,000
2006	—
2007	—
2008	3,000
$6,000

9.                                      Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our remaining intangible assets are considered to have finite lives and are being amortized in accordance with this statement.  All of our goodwill has been allocated to our SANnet family-operating segment.

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of June 30, 2004 (in thousands):

	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(370)	$4,630
Developed technology	2,600	(347)	2,253
Customer relationships	2,500	(238)	2,262
Backlog	100	(50)	50

Total other intangible assets	$10,200	$(1,005)	$9,195

Estimated future amortization expense related to intangible assets at June 30, 2004 is as follows (in thousands):

Years ending December 31,
2004 (remaining 6 months)	$1,483
2005	2,866
2006	2,518
2007	1,588
2008	740
Total	$9,195

10.                               Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties.  For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized.  There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition.  The changes in Dot Hill’s aggregate product warranty liabilities are as follows for the three and six months ended June 30, 2004 (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Balance, beginning of period	$847	$262
Current period accrual	72	852
Amounts charged to accrual	—	(195)
Balance, end of period	$919	$919

11.                               Restructurings

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

The following is a summary of restructuring activity recorded during the period from January 1, 2004 to June 30, 2004 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at June 30, 2004
Employee termination costs	$—	$—	$—	$—
Impairment of property and equipment	—	—	—	—
Facility closures and related costs	401	(71)	(86)	244
Professional fees and other	—	—	—	—
Total	$401	$(71)	$(86)	$244

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at June 30, 2004
Employee termination costs	$—	$—	$—	$—
Impairment of property and equipment	—	—	—	—
Facility closures and related costs	523	(320)	(123)	80
	$523	$(320)	$(123)	$80

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the three months ended June 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office.  Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million.  We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of June 30, 2004.

12.                               Stockholders’ Equity

In May 2004, our shareholders ratified an amendment to the Company’s 2000 Amended and Restated Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 2,000,000 shares.

During the three and six months ended June 30, 2004, we received proceeds of approximately $0.2 million from the exercise of warrants to purchase 67,692 shares of our common stock.  As of June 30, 2004, there were outstanding warrants to purchase 1,996,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008.

13.                               Income Taxes

For the three and six months ended June 30, 2004, our effective income tax rate was 2%. The effective income tax rate is based upon the expected income for the year and the expected composition of that income in different tax jurisdictions. For the three and six months ended June 30, 2004, the effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards, for which a valuation allowance has previously been recorded.

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

14.                               Commitments and Contingencies

Operating Leases

In connection with the acquisition of Chaparral, we assumed the operating lease for Chaparral’s Longmont, Colorado facility, which expires in July 2007.  Lease payments are approximately $29,000 per month through June 2004.  Effective July 1, 2004, pursuant to a contractual agreement between Chaparral and the landlord, both parties agree to negotiate in good faith a new lease rate reflecting the current market and economic conditions in the surrounding Boulder, Colorado area.  We are currently in negotiations with our landlord the final outcome of which has not yet been determined.

Purchase Commitments

We enter into firm purchase commitments with suppliers and third party manufacturers for our estimated inventory requirements for succeeding months.  The Company had purchase commitments for approximately $0.5 million of inventory as of June 30, 2004.

Legal Matters

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fiber Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. We believe that the outcome will not have a material adverse effect on our financial condition or operating results. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of such claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

15.                               Segments and Geographic Information

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

Sales to our largest channel partner accounted for approximately 85% and 87% of our net revenue for the three months ended June 30, 2003 and 2004 and 81% and 86% for the six months ended June 30, 2003 and 2004.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

Three months ended:
June 30, 2003:
Net revenue	$46,174	$1,258	$996	$48,428
Gross profit (loss)	$11,213	$(1,648)	$448	$10,013
June 30, 2004:
Net revenue	$66,155	$2,583	$866	$69,604
Gross profit (loss)	$17,741	$(655)	$31	$17,117

Six months ended:
June 30, 2003:
Net revenue	$74,103	$3,117	$1,730	$78,950
Gross profit (loss)	$17,975	$(3,137)	$712	$15,550
June 30, 2004:
Net revenue	$112,021	$4,960	$1,404	$118,385
Gross profit (loss)	$32,326	$(1,736)	$30	$30,620

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total
As of:
December 31, 2003	$207,686	$6,553	$4,204	$218,443
June 30, 2004	$235,574	$7,855	$3,058	$246,487

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenue:
United States	$45,725	$65,972	$73,868	$112,004
Europe	1,694	2,001	3,324	3,338
Asia	1,009	1,631	1,758	3,043
	$48,428	$69,604	$78,950	$118,385
Operating income (loss):
United States	$1,816	$5,596	$691	$3,290
Europe	59	16	(165)	(316)
Asia	296	235	244	376
	$2,171	$5,847	$770	$3,350

Net revenue is recorded in the geographic area in which the sale is originated.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections.  Because such forward-looking statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Certain Risk Factors Related to the Company’s Business,” and elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. We have continued to develop new products primarily for resale by Sun, such as our SANnet II FC, which began shipping to Sun in March 2003 and our SANnet II SATA product which began shipping in June 2004. We are discussing with Sun the extent and timing of additional new product shipments. In January 2004, our existing three-year OEM partner agreement with Sun, first announced in May 2002, was extended. The agreement will now continue through May 22, 2007, a two-year extension to the original agreement subject to the terms of the agreement including early termination provisions.  We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.

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

Other income is comprised primarily of interest income earned on our cash, cash equivalents, and short-term investments and other miscellaneous income and expense items.  Our interest expense primarily relates to a $6.0 million note payable that we assumed in connection with our acquisition of Chaparral described below.

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

For software sales, we apply Statement of Position No. 97-2, Software Revenue Recognition, whereby revenue is recognized from software licenses at the time the product is delivered, provided there are no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance contracts, is deferred and recognized ratably over the contract term, generally twelve months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software-licensing fee and maintenance agreement.

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

The income approach, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If we operate at a loss or are unable to generate sufficient future taxable income, we could be required to proportionally increase the valuation allowance against our deferred tax assets, which would result in a substantial increase to our effective tax rate and could result in a material adverse impact on our operating results. Conversely, if we continue to generate profits and ultimately determine that it is more likely than not that all of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance of a portion thereof could be eliminated.

At June 30, 2004, our net deferred tax asset is approximately $58 million (including approximately $22 million net deferred tax asset acquired in the Chaparral transaction), and we have provided for a valuation allowance against the entire net deferred tax asset. An elimination of the valuation allowance as of June 30, 2004 would have resulted in a decrease to goodwill to the extent of our acquired net deferred tax asset, an increase to equity for net operating losses arising from stock option deductions, with the remaining deferred tax asset decreasing income tax expense, resulting in a one-time, non-cash increase in earnings.

We are continually assessing the valuation allowance related to our deferred tax assets.  We will continue weighing various factors throughout the year to assess the need for any valuation allowance. Recoverability of the deferred tax assets is dependent on continued profitability from operations. Should our level of profitability continue as expected, we would likely remove the entire valuation allowance in 2005.  Although we would experience a substantial temporary decrease to our effective tax rate in the period in which we remove the valuation allowance, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.4	79.3	74.1	80.3
Gross profit	24.6	20.7	25.9	19.7
Operating expenses:
Sales and marketing	6.6	7.0	7.8	8.6
Research and development	6.8	5.9	7.7	6.2
General and administrative	3.3	3.3	3.9	3.9
Restructuring, net	(0.5)	—	(0.4)	—
In-process research and development	—	—	4.0	—
Total operating expenses	16.2	16.2	23.0	18.7
Operating income	8.4	4.5	2.8	1.0
Net income	8.6%	5.3%	3.5%	1.4%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Revenue

Net revenue increased $21.2 million, or 43.7%, to $69.6 million for the three months ended June 30, 2004 from $48.4 million for the three months ended June 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 87% or $60.8 million of our net revenue for the three months ended June 30, 2004.  Total fibre channel units shipped were 3,298 for the three months ended June 30, 2004 compared to 2,429 fibre channel units shipped for the three months ended June 30, 2003.  Small computer systems interface, or SCSI, units shipped were 4,160 for the three months ended June 30, 2004 compared to 2,134 SCSI units for the three months ended June 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade, products began shipping in the second quarter of 2004.  We recorded revenue of approximately $4.2 million related to such products during the three months ended June 30, 2004.  Based on initial sales, we continue to anticipate a favorable market reception for these products.  Although we remain unable to determine the precise impact that such product sales will have on revenue for future quarters, we believe that such product sales will be incremental to our 2004 revenue and will not result in decreased sales of our other products.  The increase in revenue from sales to Sun for the quarter ended June 30, 2004 also reflects the positive impact of seasonality associated with Sun’s fiscal year-end.  Non-Sun revenue was $8.8 million for the three months ended June 30, 2004 compared to non-Sun revenue of $7.3 million for the three months ended June 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $14.1 million, or 36.6%, to $52.5 million for the three months ended June 30, 2004 from $38.4 million for the three months ended June 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 75.4% for the three months ended June 30, 2004 from 79.3% for the three months ended June 30, 2003.  As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended June 30, 2004 compared to the quarter ended June 30, 2003. This increase also reflects the incremental increase to costs of good sold related to the introduction during the three months ended June 30, 2004 of our SATA and Blade products. The decrease in cost of goods sold, as a percentage of our net revenue is primarily attributable to cost reductions related to production materials achieved during the three months ended June 30, 2004 when compared to the three months ended June 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the three months ended June 30, 2003.  The decrease in cost of good sold as a percentage of revenue also reflects start up costs incurred during the three months ended June 30, 2003 to outsource the manufacturing of certain fibre channel products.  We did not incur similar start up costs for the three months ended June 30, 2004.

Gross Profit

Gross profit increased $7.1 million, or 70.9%, to $17.1 million for the three months ended June 30, 2004 from $10.0 million for the three months ended June 30, 2003. As a percentage of net revenue, gross profit increased to 24.6% for the three months ended June 30, 2004 from 20.7% for the three months ended June 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in gross profit as a percentage of our net revenue for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003 reflects cost reductions related to production materials achieved during the three months ended June 30, 2004.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the three months ended June 30, 2003.  Sequentially, our gross profit margin for the three months ended June 30, 2004 was negatively impacted by the introduction of our SATA and Blade products.  The cost associated with the introduction of these products such as expedite charges, soft tooling, domestic production combined with the relatively low start-up volumes resulted in a lower gross margin compared to three months ended March 31, 2004. We anticipate that margins related to these product will improve over the next several quarters as we achieve volume purchases and planned cost reductions.  Gross profit margin for the three months ended June 30, 2004 was also negatively impacted by $0.6 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004 and a charge of $0.4 million for inventory write-offs related to discontinued SANnet II NAS inventory.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.2 million, or 36.3%, to $4.6 million for the three months ended June 30, 2004 from $3.4 million for the three months ended June 30, 2003. As a percentage of net revenue, sales and marketing expenses decreased to 6.6% for the three months ended June 30, 2004 from 7.0% for the three months ended June 30, 2003 primarily reflecting the increase in revenue described above.  The increase in the dollar amount of sales and marketing related expenses is primarily attributable to increased salaries and related expenses of approximately $0.5 million and increased travel and lodging expense of $0.2 million compared to the three months ended June 30, 2003. The increase in sales and marketing expense also reflects $0.2 million from the amortization of the customer relationship intangible asset acquired in connection with the Chaparral transaction.  Marketing expenses also increased approximately $0.1 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to our participation in various tradeshows during the past three months.   The remaining increase in sales and marketing expenses for the three months ended June 30, 2004 relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $1.9 million, or 66.6%, to $4.7 million for the three months ended June 30, 2004 from $2.8 million for the three months ended June 30, 2003. As a percentage of net revenue, research and development expenses increased to 6.8% for the three months ended June 30, 2004 from 5.9% for the three months ended June 30, 2003. The dollar and percentage increase in research and development expense primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the quarter ended June 30, 2003.  During the quarter ended June 30, 2003, we averaged approximately 51 full-time direct engineering employees compared to an average that increased to approximately 100 full-time direct engineering employees for the three months ended June 30, 2004.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $0.5 million compared to the three months ended June 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses and expenditures related to on-going research and development activities conducted at Longmont were approximately $1.1 million for the three months ended June 30, 2004.  There were no comparable expenses for the three months ended June 30, 2003.  The remaining increase in the dollar amount of research and development primarily reflects the development effort on our new SATA product completed during the three months ended June 30, 2004. Depending on the timing of certain activities, we anticipate that research and development expense for the remaining quarters of the year ending December 31, 2004 will likely exceed research and development expenditures incurred during the quarter ended June 30, 2004.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 43.1%, to $2.3 million for the three months ended June 30, 2004 from $1.6 million for the three months ended June 30, 2003.  As a percentage of net revenue, general and administrative expenses were 3.3% for both the three months ended June 30, 2004 and 2003. The increase in the dollar amount of general and administrative expense during the three months ended June 30, 2004 is primarily due to an increase in salary and related expenses of $0.3 million reflecting the increase in general and administrative employees.  The remaining increase of $0.3 million is attributable to an increase in professional services and legal expenses.  General and administrative expenses are expected to increase over the next several quarters reflecting the additional cost of compliance with the Sarbanes-Oxley Act of 2002.

Restructuring expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the three months ended June 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office.  Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million.  We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of June 30, 2004.

Other Income

Other income decreased by $0.1 million to $0.3 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. The decrease was primarily attributable to an increase in interest expense of $0.1 million related to the $6 million note payable assumed in our acquisition of Chaparral, $0.3 million in losses on foreign currency transactions, off-set by an increase in interest income of $0.3 million as a result of our increased cash, cash equivalents and short-term investments balances.

Income Taxes

For the three months ended June 30, 2004, our effective income tax rate was 2%. Our effective income tax rate is based upon the expected income for the year and the expected composition of that income in different countries.  For the three months ended June 30, 2004, the effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards for which a valuation allowance has previously been recorded.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Revenue

Net revenue increased $39.4 million, or 50%, to $118.4 million for the six months ended June 30, 2004 from $79.0 million for the six months ended June 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 86% or $102.1 million of our net revenue for the six months ended June 30, 2004.  Total fibre channel units shipped were 5,569 for the six months ended June 30, 2004 compared to 3,124 fibre channel units shipped for the six months ended June 30, 2003.  Small computer systems interface, or SCSI, units shipped were 6,937 for the six months ended June 30, 2004 compared to 4,533 SCSI units for the six months ended June 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade products began shipping in the second quarter of 2004.  We recorded revenue of approximately $4.7 million related to such products during the six months ended June 30, 2004.  Based on initial sales, we continue to anticipate a favorable market reception for these products.  Although we remain unable to determine the precise impact that such product sales will have on revenue for future quarters, we believe that such product sales will be incremental to our 2004 revenue and will not result in decreased sales of our other products.   Non-Sun branded revenue was $16.3 million for the six months ended June 30, 2004 compared to non-Sun revenue of $15.0 million for the six months ended June 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $24.4 million, or 38.4%, to $87.8 million for the six months ended June 30, 2004 from $63.4 million for the six months ended June 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 74.1% for the six months ended June 30, 2004 from 80.3% for the six months ended June 30, 2003. As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended June 30, 2004 compared to the quarter ended June 30, 2003 and incremental cost of goods sold attributable to the introduction of our SATA and Blade products. The decrease in cost of goods sold, as a percentage of our net revenue was primarily attributable to cost reductions related to production materials achieved during the six months ended June 30, 2004.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the six months ended June 30, 2003. The decrease in cost of sales as a percentage of revenue also reflects costs incurred during the six months ended June 30, 2003 to outsource the manufacturing of certain fibre channel products.  We did not incur similar costs for the six months ended June 30, 2004.

Gross Profit

Gross profit increased $15.1 million, or 96.9%, to $30.6 million for the six months ended June 30, 2004 from $15.6 million for the six months ended June 30, 2003. As a percentage of net revenue, gross profit increased to 25.9% for the six months ended June 30, 2004 from 19.7% for the six months ended June 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase in gross profit as a percentage of our net revenue for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 reflects cost reductions related to production materials achieved during the six months ended June 30, 2004. Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors, predetermined contractual cost reductions and the transition from soft to hard tooling compared to the six months ended June 30, 2003.  Sequentially, our gross profit margin for the six months ended June 30, 2004 was negatively impacted by the introduction of our SATA and Blade products.  The cost associated with the introduction of these products such as expedite charges, soft tooling, domestic production combined with the relatively low start-up volumes resulted in a lower gross margin compared to three months ended March 31, 2004. We anticipate that margins related to these product will improve over the next several quarters as we achieve volume purchases and planned cost reductions.  Gross profit margin for the six months ended June 30, 2004 was also negatively impacted by $0.8 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004 and a charge of $0.4 million for discontinued SANnet II NAS inventory.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.4 million, or 35.6%, to $9.2 million for the six months ended June 30, 2004 from $6.8 million for the six months ended June 30, 2003. As a percentage of net revenue, sales and marketing expenses decreased to 7.8% for the six months ended June 30, 2004 from 8.6% for the six months ended June 30, 2003 primarily reflecting the increase in revenue described above.  The increase in the dollar amount of sales and marketing related expense compared to the six months ended June 30, 2003 is primarily attributable to increased salaries and related expenses of approximately $0.8 million, an increase in travel and lodging expense of $0.4 million and  $0.3 million related to the expensing of  SATA demonstration units.  During the first six months of fiscal year 2004, we continued our efforts to grow our non-OEM commercial sales.  We expect that such costs will remain at or slightly above spending levels for the six months ended June 30, 2004.  Marketing expenses also increased approximately $0.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to our participation in various tradeshows during the past six months.  The increase in sales and marketing expense also reflects $0.2 million from the amortization of the customer relationship intangible asset acquired in connection with the acquisition of Chaparral.  The remaining increase in sales and marketing expenses for the six months ended June 30, 2004 relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $4.2 million, or 85.9%, to $9.1 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. As a percentage of net revenue, research and development expenses increased to 7.7% for the six months ended June 30, 2004 from 6.2% for the six months ended June 30, 2003 primarily reflecting the increase in revenue for the six months ended June 30, 2004 as discussed above. The dollar increase in research and development expense primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the six months ended June 30, 2003.  During the six months ended June 30, 2003, we averaged approximately 46 full-time direct engineering employees compared to an average of approximately 95 full-time direct engineering employees for the six months ended June 30, 2004.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $1.2 million compared to the six months ended June 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses for such employees and expenditures to support ongoing development effort amount to an increase of approximately $1.7 million compared to the six months ended June 30, 2003. The remaining increase in the dollar amount of research and development primarily reflects the development effort on our new Serial ATA product.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 50.4%, to $4.6 million for the six months ended June 30, 2004 from $3.1 million for the six months ended June 30, 2003. As a percentage of net revenue, general and administrative expenses were 3.9% for the six months ended June 30, 2004 and 2003. The increase in the dollar amount of general and administrative expense during the six months ended June 30, 2004 reflects an increase of payroll-related expenses of $0.4 million related to acquisition of Chaparral personnel and an increase of $0.7 million of legal expenses compared to the six months ended June 30, 2003.

Restructuring expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the three months ended June 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office.  Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million.  We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of June 30, 2004.

In-Process Research and Development Charges

Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the six months ended June 30, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral.

Other Income

Other income (expense) increased by $0.6 million to $0.9 million for the six months ended June 30, 2004 from $0.3 million for the six months ended June 30, 2003. The increase was primarily attributable to an increase in interest income of $0.9 million as a result of our increased cash, cash equivalents and short-term investments balances offset by interest expense of $0.2 million related to the $6.0 million note payable assumed in connection with our acquisition of Chaparral.

Income Taxes

For the six months ended June 30, 2004, the effective income tax rate was 2%. The effective income tax rate is based upon the expected income for the year and the expected composition of that income in different countries.  For the six months ended June 30, 2004, the effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards for which a valuation allowance has previously been recorded.

Liquidity and Capital Resources

As of June 30, 2004, we had $125.3 million of cash, cash equivalents and short-term investments and working capital of $120.9 million.

During the quarter February 2004, we consummated the acquisition of Chaparral for a cash purchase price of approximately $62 million plus the assumption of approximately $4.1 million in liabilities.

For the six months ended June 30, 2004, cash provided by operating activities was $3.1 million compared to cash provided by operating activities of $7.0 million for the same period in 2003. The net cash provided by operating activities for the six months ended June 30, 2004 is primarily attributable to net income of $4.1 million increased by the add back of a non-cash charge of $4.7 million related to the write-off of in-process research and development in connection with our acquisition of Chaparral and depreciation and amortization of $2.4 million.  Additionally, cash provided by operating activities reflect a $14.2 increase in accounts payable, a $0.8 million increase in other liabilities and an increase in prepaid and other assets of $0.5 million.  Cash provided by operating activities decreased due to a $22.2 million increase in accounts receivable a $0.4 million increase in inventory and an aggregate decrease in accrued compensation, deferred revenue and our restructuring accrual of $0.7 million.  The increase in accounts receivable reflects the payment terms for our largest OEM channel partner increasing from net 10 days to net 20 days during the first three months of fiscal year 2004 and then to net 30 days for the three months ended June 30, 2004.  Although such payment terms may continue to increase, we expect to also increase our payment terms to our third party manufacturer and therefore do not anticipate further changes in cash flow as a result.

Cash used in investing activities for the six months ended June 30, 2004 was $95.6 million compared to $11.4 million for the same period in 2003.  The increase in the use of cash for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily attributable to the acquisition of Chaparral that reduced cash by $65.4 million net of cash acquired from Chaparral.  We also made capital expenditures of $4.2 million during the six months ended June 30, 2004 primarily to support new product development and made purchases of $48.0 million in short-term investments.  These decreases in our cash were offset by proceeds received from $22.0 million in sales of short-term investments during the six months ended June 30, 2004.

Cash provided by financing activities for the six months ended June 30, 2004 was $0.6 million compared to $15.1 million for the six months ended June 30, 2003. The cash provided by financing activities is attributable to proceeds of approximately $0.7 million received from exercises of stock options under the Company’s 2000 Stock Incentive Plan, offset by net payments made on bank and other borrowings of $37,000.

In connection with the acquisition of Chaparral, we assumed a $6 million promissory note, or the Note, payable to a third party manufacturer utilized by Chaparral. The Note incurs interest at an annual rate of 8% with principal and accrued interest payable on May 15, 2005 and 2008 and is secured by rights to certain technology developed by Chaparral.  In July 2004, we notified the holder of the Note of our intent to repay the Note and the related accrued interest of $1.1 million in full.  We anticipate the repayment of the Note will occur in the third quarter of fiscal year 2004.

We had an agreement with Wells Fargo Bank, National Association, which allowed us to borrow up to $15.0 million under a revolving line of credit that expired May 1, 2004.  As of June 30, 2004, there was no balance outstanding under this line of credit.  We are presently in negotiations to replace this line of credit.

Our Japanese subsidiary has two lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 45 million yen, or approximately $0.4 million as of June 30, 2004, at interest rates ranging from 1.7% to 1.8%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of our Japanese subsidiary.  As of June 30, 2004, the total amount outstanding under the three credit lines was approximately $0.2 million.

For the six months ended June 30, 2004, capital expenditures amounted to $4.2 million primarily for test equipment and assembly line tooling related to the development of our SATA and Blade products and in preparation for the manufacture of our fiber channel product line in Budapest, Hungary.  Capital expenditures are expected to be approximately $1.5 million to $2.0 million per quarter for the remaining quarters of fiscal year 2004.

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

Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) deliberated Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124 “Accounting for Certain Investments Held for Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under SFAS Nos. 115 and 124.  For all other investments within the scope of this EITF, the disclosures are effective for fiscal years ending after June 15, 2004.  Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We are currently evaluating the effect of this pronouncement on our financial statements.

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

Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 83.4% and 86.3% of our net revenue for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in January 2004 for an additional two years through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2004 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

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

Because we intend to expand sales to channel partners, we expect to experience continued concentration in our customer base. As a result, if our relationship with any of our customers were disrupted, we would lose a significant portion of our anticipated net revenue. We cannot guarantee that our relationship with Sun or other channel partners will expand or not otherwise be disrupted. Factors that could influence our relationship with significant channel partners, including Sun, include:

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

We experienced losses in 2001 and 2002 and may continue to experience losses in the future.

In 2003, we recorded net income attributable to common shareholders of $12.0 million, however, for the years ended December 31, 2001 and 2002, we incurred net losses of $43.4 million and $34.3 million, respectively. We cannot assure you that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue engineering, research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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

Our available cash, cash equivalents and short-term investments as of June 30, 2004 totaled $125.3 million.  We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)

First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	48.8	(1.9)
Second Quarter 2004	69.6	6.0

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

•                                          customers’ internal review and testing procedures; and

•                                          our engineering work necessary to integrate a storage solution with a customer’s system.

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

We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape, Stratis, Dot Hill and the Dot Hill logo and, with the acquisition of Chaparral; we acquired registered trademarks for Raidar, Rio, Riva and Stratis. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them. We expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results. Further, parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial legal fees and expenses, and distract management from the operations of our business.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corporation, Hitachi Data Systems, Engenio Information Technologies, Inc. and Network Appliance. We also compete with traditional suppliers of computer systems, including Dell Computer Corporation, Hewlett-Packard Company, and IBM Corporation, which market storage systems as well as other computer products.

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

As of June 30, 2004, our executive officers, directors and their affiliates beneficially owned approximately 8.4% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2004 there were outstanding warrants to purchase 1,996,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations that are located in the United States and internationally, as well as those of our channel partners, suppliers, third party manufacturer and customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio.  Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and maintain liquidity to meet projected cash requirements.  Accordingly, we invest in instruments such as money market funds, certificates of deposit, U.S. Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines.  Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.  We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes.  We do not expect to incur any material losses with respect to our investment portfolio.  An immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows.  Declines in interest rates over time would, however, reduce our interest income.

The following table provides information about our investment portfolio at December 31, 2003 and June 30, 2004.  For investment securities, the table presents carrying values at December 31, 2003 and June 30, 2004 and, as applicable, and related weighted average interest rates by expected maturity dates.

	December 31, 2003	June 30, 2004
	(amounts in thousands)
Cash and Cash equivalents	$127,790	$26,671
Average interest rate	1.0%	1.1%
Short-term investments	$52,982	$78,614
Average interest rate	1.6%	1.5%
Total portfolio	$180,772	$105,285
Average interest rate	1.2%	1.4%

We have a line of credit agreement, which accrues interest at a variable rate.  As of June 30, 2004, we had no balance under this line.  Were we to incur a balance under this line, we would be exposed to interest rate risk on such debt.

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

Part II.  Other Information

Item 1.  Legal Proceedings

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035.  We were served with the lawsuit on October 27, 2003.  Chaparral was added as a party to the lawsuit in March 2004.  The patents involve storage routers and methods for providing virtual local storage.  Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fiber Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium.  We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them.  We believe that the outcome will not have a material adverse effect on our financial condition or operating results.  However, we expect to incur significant legal expenses in connection with this litigation.  These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business.  The outcome of the claims against us cannot be predicted with certainty.  We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 3, 2004. Out of 43,308,802 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 36,910,649 shares. At the Annual Meeting, our stockholders approved the following matters:

 Proposal 1.    The election of the following director to serve for three years. The vote for the nominated director was as follows:

Director’s Name	Votes For	Votes Against
Chong Sup Park	36,192,763	717,866

Proposal 2.    Ratification of an amendment to the Company’s 2000 Amended and Restated Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 2,000,000 shares.  24,344,376 votes were cast for, 1,109,166 votes were cast against, 699,270 votes were abstained and 10,757,837 shares were unvoted..

Proposal 3.    Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2004. 36,008,731 votes were cast for, 897,018 votes were cast against, 4,900 votes were abstained and there were no broker non-votes.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.                                       List of Exhibits

Exhibit Number	Description
10.1	2000 Amended and Restated Employee Stock Purchase Plan
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17-CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.                                      Reports on Form 8-K.

1.	We filed a current report on Form 8-K, dated April 5, 2004, pre-announcing our expectation of earnings for the quarter ended March 31, 2004.

2.	We filed a current report on Form 8-K, dated April 28, 2004, announcing our earnings for the quarter ended March 31, 2004.

3.

We filed a current report on Form 8-K/A, dated May 7, 2004, to amend the Current Report announcing the acquisition of Chaparral Network Storage Systems, Inc filed with the Securities and Exchange Commission on February 24, 2004 in order to file the required financial statements and pro foma financial information required by Item 7 of Form 8-K.

4.	We filed a current report on Form 8-K, dated June 14, 2004, announcing that Joseph D. Markee has been elected to our board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)