Form 10-Q
period 2004-09-30
DOT HILL SYSTEMS CORP
filed 2004-11-09
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Common Stock, $0.001 par value, 43,601,417 shares outstanding as of November 5, 2004.

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-December 31, 2003 and September 30, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income-three months ended September 30, 2003 and 2004 and nine months ended September 30, 2003 and 2004
Condensed Consolidated Statements of Cash Flows-nine months ended September 30, 2003 and 2004
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

Signatures

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$138,563	$58,015
Short-term investments	52,982	56,632
Accounts receivable, net of allowance of $467 and $569	14,558	37,809
Inventories	3,158	3,684
Prepaid expenses and other	1,836	2,713
Total current assets	211,097	158,853
Property and equipment, net	4,791	8,514
Goodwill	343	57,111
Other intangible assets, net	—	8,441
Other assets	2,212	1,039
Total assets	$218,443	$233,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,533	$31,649
Accrued compensation	4,459	2,758
Accrued expenses	2,052	3,727
Deferred revenue	1,028	856
Income taxes payable	1,005	927
Current portion of restructuring accrual	370	143
Total current liabilities	33,447	40,060
Restructuring accrual, net of current portion	554	107
Borrowings under lines of credit	247	193
Other long-term liabilities	62	883
Total liabilities	34,310	41,243

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2003 and September 30, 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,307 and 43,597 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	43	44
Additional paid-in capital	275,827	276,919
Deferred compensation	(28)	(13)
Accumulated other comprehensive loss	(263)	(529)
Accumulated deficit	(91,446)	(83,706)
Total stockholders’ equity	184,133	192,715
Total liabilities and stockholders’ equity	$218,443	$233,958

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net Revenue	$50,979	$56,966	$129,928	$175,351
Cost of Goods Sold	38,766	41,439	102,166	129,204
Gross Profit	12,213	15,527	27,762	46,147

Operating Expenses:
Sales and marketing	3,454	4,571	10,266	13,809
Research and development	2,795	4,983	7,692	14,088
General and administrative	1,851	2,709	4,921	7,327
Restructuring, net	—	7	—	(384)
In-process research and development	—	—	—	4,700
Total operating expenses	8,100	12,270	22,879	39,540
Operating income	4,113	3,257	4,883	6,607

Other Income (Expense):
Interest income	133	421	256	1,427
Interest expense	(16)	(69)	(86)	(355)
Gain on foreign currency transactions, net	6	98	309	252
Other income, net	70	72	50	52
Total other income, net	193	522	529	1,376
Income Before Income Taxes	4,306	3,779	5,412	7,983
Income Tax Expense	37	151	48	243
Net Income	$4,269	$3,628	$5,364	$7,740

Net Income Attributable to Common Stockholders:
Net income	$4,269	$3,628	$5,364	$7,740
Dividends on preferred stock	—	—	(141)	—
Net income attributable to common stockholders	$4,269	$3,628	$5,223	$7,740

Net Income Per Share:
Basic	$0.13	$0.08	$0.17	$0.18
Diluted	$0.11	$0.08	$0.15	$0.17

Weighted Average Shares Used to Calculate Net Income Per Share:
Basic	33,723	43,511	30,692	43,403
Diluted	37,891	46,188	35,081	46,489

Comprehensive Income:
Net income	$4,269	$3,628	$5,364	$7,740
Foreign currency translation adjustments	233	17	56	18
Net unrealized gain (loss) on short-term investments	(44)	94	(60)	(284)
Comprehensive income	$4,458	$3,739	$5,360	$7,474

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash Flows From Operating Activities:
Net income	$5,364	$7,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,619	4,615
Write-off of in-process research and development	—	4,700
Non-cash settlement of restructuring charges	—	(384)
Loss on disposal of property and equipment	27	—
Provision for doubtful accounts and note receivable	76	102
Stock-based compensation expense	15	15
Loss on sale of short-term investments	1	49
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(8,441)	(21,584)
Inventories	4,003	429
Prepaid expenses and other assets	(1,560)	442
Accounts payable	12,644	5,790
Accrued compensation and expenses	1,800	(1,058)
Deferred revenue	(85)	(450)
Income taxes payable	(47)	(78)
Restructuring accrual	(533)	(290)
Other liabilities	(24)	821
Net cash provided by operating activities	14,859	859

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,707)	(5,931)
Sales of short-term investments	2,505	52,628
Purchases of short-term investments	(15,191)	(56,611)
Cash paid in Chaparral acquisition, net of cash acquired	—	(65,383)
Net cash used in investing activities	(15,393)	(75,297)

Cash Flows From Financing Activities:
Decrease in restricted cash and investments	2,000	—
Proceeds from bank and other borrowings	36,483	13,662
Payments on bank and other borrowings	(41,051)	(20,882)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	161,719	—
Proceeds from exercise of stock options and warrants	3,278	1,092
Proceeds from sale of stock to employees	759	—
Dividends paid to preferred stockholders	(157)	—
Net cash provided by (used in) financing activities	163,031	(6,128)

Effect of Exchange Rate Changes on Cash	56	18

Net Increase (Decrease) in Cash and Cash Equivalents	162,553	(80,548)
Cash and Cash Equivalents, beginning of period	10,082	138,563
Cash and Cash Equivalents, end of period	$172,635	$58,015

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$78	$1,212
Cash paid for income taxes	$95	$307

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill”, “we”, “our” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.                                      Recent Accounting Pronouncements

During the quarter ended September 30, 2004, the Emerging Issues Task Force (“EITF”) deliberated Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under SFAS Nos. 115.  For all other investments within the scope of this EITF, the disclosures are effective for fiscal years ending after June 15, 2004.  The Financial Accounting Standards Board (“FASB”) elected to defer the effective date of paragraphs 10 through 20 of EITF Issue No. 03-1, effectively deferring application of Issue 03-1’s guidance on how to evaluate and recognize an impairment loss that is other than temporary.  Application of those paragraphs is deferred pending issuance of a final FASB Staff Position (FSP) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which the FASB may issue as early as November 2004.

3.                                      Acquisition

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), Dot Hill allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  The fair value assigned to intangible assets acquired is based on a number of factors including valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management.  Goodwill and purchased intangible assets with indefinite useful lives are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc. (“Chaparral”); a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers, pursuant to the Agreement and Plan of Merger between Dot Hill and Chaparral dated February 23 2004.  The aggregate purchase price was $62 million in cash, and obligations of approximately $4.1 million due to certain employees covered by change in control agreements, direct transaction costs of approximately $.8 million and approximately $.7 million in accrued integration costs.  The acquisition of Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

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

No changes were made to the original purchase price allocation during the three months ended September 30, 2004.

Of the acquired intangible assets, $4.7 million pertained to in-process research and development (“IPR&D”) and was written off by our recognition of a charge to operations on the acquisition date.  The remaining acquired identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives as follows:  developed and core technology, 2.5 to 4.5 years; customer relationships, 3.5 years, and backlog, 8 months.  The goodwill recorded in this transaction has been allocated to our SANnet family-operating segment.  None of this goodwill will be deductible for tax purposes.

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

Chaparral’s IPR&D projects were valued through the application of discounted cash flow analyses, taking into account many key characteristics of Chaparral as well as its future prospects, the rate technology changes in the industry, product life cycles, risks specific to each project, and various projects’ stage of completion.  Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition verses the project’s overall expected cost, effort and risks required for achieving technological feasibility.  In the application of the discounted cash flow analyses, Chaparral’s management provided distinct revenue forecasts for each IPR&D project.  The projections were based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of the existing technology relative to the in-process technology.  In addition, the costs expected to complete each project were added to the operating expenses to calculate the operating income for each IPR&D project.  As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies.  The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of each of the IPR&D projects.  We also considered venture capital rates of return and the weighted average cost of capital for Chaparral, which was based on a capital asset pricing model as an appropriate measure of the discount rates associated with each IPR&D project.  As a result, the earnings associated with the incomplete technology were discounted at a rate of approximately 22%.

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which is payable after 18 months of service following the acquisition date.  As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we assumed the obligation to make remaining aggregate cash payments of approximately $1.2 million to these employees through 2005.  As of September 30, 2004, approximately $0.3 million has been paid related to these agreements and approximately $0.7 million is included in other long-term liabilities at September 30, 2004.  Approximately $0.2 million will be recorded as compensation expense over the 18-month service period.  During the three and nine months ended September 30, 2004, we recorded compensation expense of approximately $41,000 and $95,000, respectively, relating to these agreements.

Pro Forma Results of Operations

The following pro forma results of operations present the impact on our results of operations for the three and nine months ended September 30, 2004 and 2003 as if the acquisition of Chaparral had been completed as of the beginning of the period presented on.  The charge of $4.7 million related to the write-off of IPR&D has been excluded from the pro forma results of operations, as it is nonrecurring in nature:

		Three Months Ended September 30,
		2003		2004
	2003	Pro	2004	Pro
	Historical	Forma	Historical	Forma

Revenues	$50,979	$54,295	$56,966	$56,966
Net income	$4,269	$1,990	$3,628	$3,628
Basic income per share	$0.13	$0.06	$0.08	$0.08
Diluted income per share	$0.11	$0.05	$0.08	$0.08

		Nine Months Ended September 30,
		2003		2004
	2003	Pro	2004	Pro
	Historical	Forma	Historical	Forma

Revenues	$129,928	$138,067	$175,351	$177,107
Net income (loss)	$5,223	$(3,162)	$7,740	$10,466
Basic income (loss) per share	$0.17	$(0.11)	$0.18	$0.24
Diluted income (loss) per share	$0.15	$(0.11)	$0.17	$0.23

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

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the three and nine months ended September 30, 2003 and 2004 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income or net income attributable to common stockholders as reported	$4,269	$3,628	$5,223	$7,740
Stock-based employee compensation expense included in reported net income attributable to common stockholders	5	5	15	15
Stock-based employee compensation expense determined under fair value based method	(4,042)	(1,049)	(5,346)	(2,930)
Pro forma net income (loss) attributable to common stockholders	$232	$2,584	$(108)	$4,825
Basic net income per share:
As reported	$0.13	$0.08	$0.17	$0.18
Pro forma	$0.01	$0.06	$—	$0.11
Diluted net income per share:
As reported	$0.11	$0.08	$0.15	$0.17
Pro forma	$0.01	$0.06	$—	$0.10

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.  During the three months ended September 30, 2004, we revised our estimate of the expected life of our stock option awards to 4 years.  This change in estimate was made to reflect the change in our historical experience related to the exercise of our stock option awards:

	Nine Months Ended September 30,
	2003	2004
Risk free interest rate	3.37%	3.22%
Expected dividend yield	—	—
Expected life	7.5 years	7.0 years
Expected volatility	82%	67%

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Shares used in computing basic net income per share	33,723	43,511	30,692	43,403
Dilutive effect of stock options and stock warrants	4,168	2,677	3,571	3,086
Dilutive effect of convertible preferred stock	—	—	818	—
Shares used in computing diluted net income per share	37,891	46,188	35,081	46,489

For the three months ended September 30, 2003 and 2004, outstanding options to purchase 24,400 and 1,816,681 shares of our common stock, respectively were not included in the calculation of diluted net income per share because their effect was anti-dilutive.

For the nine months ended September 30, 2003 and 2004, outstanding options to purchase 175,925 and 1,785,127 shares of our common stock, respectively, were not included in the calculation of diluted net income per share because their effect was anti-dilutive.

6.                                      Short-Term Investments

The following table summarizes our short-term investments as of September 30, 2004 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
U.S. Government securities	$48,486	$(264)	25	$48,247
Commercial paper and other	8,405	(20)	—	8,385
	$56,891	$(284)	$25	$56,632

The cost and fair value of short-term investments at September 30, 2004 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Due in one year or less	$42,644	$42,423
Due after one year through five years	14,247	14,209
	$56,891	$56,632

7.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value.  The following is a summary of inventories (in thousands):

	December 31, 2003	September 30, 2004

Purchased parts and materials	$1,706	$1,343
Work-in-process	24	77
Finished goods	1,428	2,264
	$3,158	$3,684

8.                                      Credit Facilities

During the quarter ended September 30, 2004, we entered into a credit agreement (the “Agreement”) with Wells Fargo Bank, National Association (the “Bank”), which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006.  The agreement which was made effective as of July 1, 2004, bears interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the Bank to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term.  In connection with the Agreement, we have granted the bank a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of September 30, 2004, this account had a value of approximately $31.1 million.  The security interest is limited to outstanding borrowings, which were zero at September 30, 2004. The agreement limits any new borrowings, loans or advances to an amount less than $1.0 million.

During August 2004, we made a payment of approximately $7.2 million representing both principle and interest to the holder of the $6 million promissory note (the “Note”) assumed in connection with our acquisition of Chaparral in February 2004.  There are no further amounts due related to the Note.

Our Japanese subsidiary has two lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 45 million yen, or approximately $0.4 million as of September 30, 2004, at interest rates ranging from 1.7% to 1.8%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of our Japanese subsidiary.  As of September 30, 2004, the total amount outstanding under the three credit lines was approximately $0.2 million.  During November 2004, all of the lines of credit relating to our Japanese subsidiary described above were repaid and closed.

9.                                      Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized in accordance with this statement.  All of our goodwill has been allocated to our SANnet family-operating segment.

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of September 30, 2004 (in thousands):

	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(648)	$4,352
Developed technology	2,600	(607)	1,993
Customer relationships	2,500	(416)	2,084
Backlog	100	(88)	12

Total other intangible assets	$10,200	$(1,759)	$8,441

Estimated future amortization expense related to intangible assets at September 30, 2004 is as follows (in thousands):

Years ending December 31,
2004 (remaining 3 months)	$729
2005	2,866
2006	2,518
2007	1,588
2008	740
Total	$8,441

10.                               Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties.  For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized.  There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition.  The changes in Dot Hill’s aggregate product warranty liabilities are as follows for the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Balance, beginning of period	$919	$262
Current period accrual	36	1,109
Amounts charged to accrual	(217)	(633)
Balance, end of period	$738	$738

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

As of September 30, 2004, the Company only has accruals for facility closures and related costs remaining.  The following is a summary of restructuring activity recorded during the period from January 1, 2004 to September 30, 2004 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at September 30, 2004
Facility closures and related costs	401	(70)	(131)	200
Total	$401	$(70)	$(131)	$200

June 2001 Restructuring

Facility closures and related costs	523	(314)	(159)	50
	$523	$(314)	$(159)	$50

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the nine months ended September 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office.  Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the nine months ended September 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million.  We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of September 30, 2004.

12.                               Stockholders’ Equity

In May 2004, our shareholders ratified an amendment to the Company’s 2000 Amended and Restated Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 2,000,000 shares.

During the nine months ended September 30, 2004, we received proceeds of approximately $0.2 million from the exercise of warrants to purchase 67,692 shares of our common stock.  As of September 30, 2004, there were outstanding warrants to purchase 1,996,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008.

13.                               Income Taxes

For the three and nine months ended September 30, 2004, our effective income tax rate was 3%. The effective income tax rate is based upon the expected income for the year and the expected composition of that income in different tax jurisdictions. For the three and nine months ended September 30, 2004, the effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards, for which a valuation allowance has previously been recorded.

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

14.                               Commitments and Contingencies

Operating Leases

In connection with the acquisition of Chaparral, we assumed the operating lease for Chaparral’s Longmont, Colorado facility, which expires in July 2007.  Lease payments are approximately $29,000 per month through June 2004. Pursuant to a contractual agreement between Chaparral and the landlord, both parties agreed to negotiate in good faith a new lease rate reflecting the current market and economic conditions in the surrounding Boulder, Colorado area. Effective July 1, 2004, our rent payment related to our Longmont facility increased to approximately $50,000 per month.  We remain in negotiations with our landlord on an amendment to our existing lease the final outcome of which has not yet been determined.

Purchase Commitments

We enter into firm purchase commitments with suppliers and third party manufacturers for our estimated inventory requirements for succeeding months.  The Company had purchase commitments for approximately $0.5 million of inventory as of September 30, 2004.

Legal Matters

Crossroad Systems - On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fiber Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

Chaparral Shareholder Lawsuit - In August 2004, a class action lawsuit was filed against among others, Chaparral, and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Chaparral securities during a defined period prior to our acquisition of Chaparral. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them.

In addition to the actions discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise from time to time in the ordinary course of business. The outcome of claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

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

Sales to our largest channel partner accounted for approximately 86% our net revenue for both the three months ended September 30, 2003 and 2004 and 83% and 86% for the nine months ended September 30, 2003 and 2004, respectively.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

Three months ended:
September 30, 2003:
Net revenue	$49,179	$968	$832	$50,979
Gross profit (loss)	$12,482	$(524)	$255	$12,213
September 30, 2004:
Net revenue	$52,194	$4,129	$643	$56,966
Gross profit (loss)	$15,512	$(337)	$352	$15,527

Nine months ended:
September 30, 2003:
Net revenue	$123,283	$4,083	$2,562	$129,928
Gross profit (loss)	$30,457	$(3,662)	$967	$27,762
September 30, 2004:
Net revenue	$164,226	$9,078	$2,047	$175,351
Gross profit (loss)	$47,841	$(2,077)	$383	$46,147

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total
As of:
December 31, 2003	$207,686	$6,553	$4,204	$218,443
September 30, 2004	$220,068	$10,649	$3,241	$233,958

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenue:
United States	$48,172	$53,075	$122,040	$165,078
Europe	2,262	1,973	5,586	5,311
Asia	545	1,918	2,302	4,962
	$50,979	$56,966	$129,928	$175,351
Operating income (loss):
United States	$4,036	$2,870	$4,727	$6,159
Europe	105	(33)	(60)	(348)
Asia	(28)	420	216	796
	$4,113	$3,257	$4,883	$6,607

Net revenue is recorded in the geographic area in which the sale is originated.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections.  Because such forward-looking statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Certain Risk Factors Related to the Company’s Business” and elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun’s customers since October 200` We have continued to develop new products primarily for resale by Sun, such as our SANnet II FC, which began shipping to Sun in March 2003 and our SANnet II SATA product which began shipping in June 2004. We are discussing with Sun the extent and timing of additional new product shipments. In January 2004, our existing three-year OEM partner agreement with Sun, first announced in May 2002, was extended. The agreement will now continue through May 22, 2007, a two-year extension to the original agreement subject to the terms of the agreement including early termination provisions.  We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.

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

Other income is comprised primarily of interest income earned on our cash, cash equivalents, short-term investments and other miscellaneous income and expense items.  Our interest expense primarily relates to a $6.0 million note payable that we assumed in connection with our acquisition of Chaparral. During August 2004, we made a payment of approximately $7.2 million representing both principle and interest to the holder of the $6 million promissory note (the “Note”) assumed in connection with our acquisition of Chaparral in February 2004.  There are no further amounts due related to the Note.

In August 1999, Box Hill Systems Corp. merged with Artecon, Inc. and we changed our name to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters is located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers. The total transaction cost of approximately $67.6 million consisted of a payment of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employee covered by change in control agreements, approximately $0.8 million of direct transaction costs and approximately $0.7 million of accrued integration costs.  The acquisition of Chaparral is expected to enable us increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base.

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

The income approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences.  If we operate at a loss or are unable to generate sufficient future taxable income, we could be required to proportionally increase the valuation allowance against our deferred tax assets, which would result in a substantial increase to our effective tax rate and could result in a material adverse impact on our operating results. Conversely, if we continue to generate profits and ultimately determine that it is more likely than not that all of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance of a portion thereof could be eliminated.

At September 30, 2004, our net deferred tax asset is approximately $56 million (including approximately $22 million net deferred tax asset acquired in the Chaparral transaction), and we have provided for a valuation allowance against the entire net deferred tax asset. An elimination of the valuation allowance as of September 30, 2004 would have resulted in a decrease to goodwill to the extent of our acquired net deferred tax asset, an increase to equity for net operating losses arising from stock option deductions, with the remaining deferred tax asset decreasing income tax expense, resulting in a one-time, non-cash increase in earnings.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.0	72.7	78.6	73.7
Gross profit	24.0	27.3	21.4	26.3
Operating expenses:
Sales and marketing	6.8	8.0	7.9	7.9
Research and development	5.5	8.7	5.9	8.0
General and administrative	3.6	4.8	3.8	4.2
Restructuring, net		—		(0.2)
In-process research and development		—		2.7
Total operating expenses	15.9	21.5	17.6	22.6
Operating income	8.1	5.8	3.8	3.7
Net income	8.4%	6.4%	4.1%	4.4%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Revenue

Net revenue increased $6.0 million, or 11.7% to $57.0 million for the three months ended September 30, 2004 from $51.0 million for the three months ended September 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 86% or $48.8 million of our net revenue for the three months ended September 30, 2004.  Total fibre channel units shipped were 2,334 for the three months ended September 30, 2004 compared to 2,205 fibre channel units shipped for the three months ended September 30, 2003.  Small computer systems interface, or SCSI, units shipped were 3,489 for the three months ended September 30, 2004 compared to 3,159 SCSI units for the three months ended September 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade, products began shipping in the second quarter of 2004.  We recorded revenue of approximately $3.5 million related to such products during the three months ended September 30, 2004.  Revenue related to sales of our SATA product for the three months ended September 30, 2004 were lower than anticipated, however, we anticipate that fourth quarter revenue related to such products will increase over the 2004 third quarter.  Overall, our sales to Sun were impacted by the fact that Sun’s storage business was down 25% quarter over quarter.  Our sales to Sun were also negatively impacted by seasonality reflecting Sun’s lower first quarter sales compared to the historically stronger sales of Sun’s June year-end quarter. Non-Sun revenue was $8.2 million for the three months ended September 30, 2004 compared to non-Sun revenue of $7.1 million for the three months ended September 30, 2003. We continue to prioritize the importance of growing our non-Sun revenue.  We anticipate that such revenue for the fourth quarter of 2004 will increase over non-Sun revenue for the three months ended September 30, 2004.

Cost of Goods Sold

Cost of goods sold increased $2.6 million, or 6.9%, to $41.4 million for the three months ended September 30, 2004 from $38.8 million for the three months ended September 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 72.7% for the three months ended September 30, 2004 from 76.0% for the three months ended September 30, 2003.  As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended September 30, 2004 compared to the quarter ended September 30, 2003. This increase also reflects the incremental increase to costs of good sold related to our SATA and Blade products. The decrease in cost of goods sold, as a percentage of our net revenue is primarily attributable to cost reductions related to production materials achieved during the three months ended September 30, 2004 when compared to the three months ended September 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors, predetermined contractual cost reductions and the transition from soft to hard tooling compared to the three months ended September 30, 2003.

Gross Profit

Gross profit increased $3.3 million, or 27.1%, to $15.5 million for the three months ended September 30, 2004 from $12.2 million for the three months ended September 30, 2003. As a percentage of net revenue, gross profit increased to 27.3% for the three months ended September 30, 2004 from 24.0% for the three months ended September 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in gross profit as a percentage of our net revenue for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003 primarily reflect cost reductions achieved subsequent to September 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling.  Our SATA and Blade products continue to negatively impact our gross profit margin.  However, the product mix for third quarter and cost reductions achieved related to our SATA product partially mitigated this impact.  Although we anticipate that our SATA and Blade products will continue to produce a lower gross margin percentage than our SCSI or fibre channel products, we believe that further cost reductions are possible for such products and anticipate that these products will post both incremental revenue and margin dollars in future quarters. Gross profit margin for the three months ended September 30, 2004 was also negatively impacted by $0.6 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004. There are a number of factors that are likely to impact our gross profit over the next few quarters including anticipated cost reductions related to our SATA and Blade products; the mix of our customers and increases in the cost of components.  Although we cannot predict with certainly the impact that these events will have on our future gross profit, we anticipate that once we incorporate the Chaparral controller technology into our enclosure, we should experience improved gross margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.1 million, or 32.3%, to $4.6 million for the three months ended September 30, 2004 from $3.5 million for the three months ended September 30, 2003. As a percentage of net revenue, sales and marketing expenses increased to 8.0% for the three months ended September 30, 2004 from 6.8% for the three months ended September 30, 2003.  The increase in the dollar amount of sales and marketing related expenses is primarily attributable to increased travel and lodging expense of $0.5 million compared to the three months ended September 30, 2003. The increase in sales and marketing expense also reflects $0.2 million from the amortization of the customer relationship intangible asset acquired in connection with the Chaparral transaction.  Marketing expenses also increased approximately $0.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to our participation in various tradeshows during the past three months.   The remaining increase in sales and marketing expenses for the three months ended September 30, 2004 relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $2.2 million, or 78.3%, to $5.0 million for the three months ended September 30, 2004 from $2.8 million for the three months ended September 30, 2003. As a percentage of net revenue, research and development expenses increased to 8.7% for the three months ended September 30, 2004 from 5.5% for the three months ended September 30, 2003. The dollar and percentage increase in research and development expense primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the quarter ended September 30, 2003.  During the quarter ended September 30, 2004, we averaged approximately 104 full-time direct engineering employees compared to an average of approximately 59 full-time direct engineering employees for the three months ended September 30, 2003.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $0.6 million compared to the three months ended September 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses and expenditures related to on-going research and development activities conducted at Longmont were approximately $1.2 million for the three months ended September 30, 2004.  There were no comparable expenses for the three months ended September 30, 2003.  Depending on the timing of certain activities, we anticipate that research and development expense for the remaining quarter of the year ending December 31, 2004 will likely equal or slightly exceed research and development expenditures incurred during the quarter ended September 30, 2004.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 46.4%, to $2.7 million for the three months ended September 30, 2004 from $1.9 million for the three months ended September 30, 2003.  As a percentage of net revenue, general and administrative expenses increased to 4.8% for the three months ended September 30, 2004 compared to 3.6% for the three months ended September 30, 2003. The increase in both the dollar and percentage amount of general and administrative expense during the three months ended September 30, 2004 is primarily attributable to an increase in professional services and legal expenses.  General and administrative expenses are expected to increase over the next several quarters reflecting the professional fees paid to attorneys in connection with ongoing legal matters and the related cost of compliance with the Sarbanes-Oxley Act of 2002.

Other Income

Other income increased by $0.3 million to $0.5 million for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003. The increase is primarily attributable to an increase in interest income.  Although we had significantly more cash at September 30, 2003 compared to September 30, 2004, the proceeds from our secondary offering of our common stock were received in late September 2003.  Such proceeds therefore did not earn significant interest income during the three months ended September 30, 2003.

Income Taxes

For the three months ended September 30, 2004, our effective income tax rate was 3%. Our effective income tax rate is based upon the expected income for the year and the expected composition of that income in different countries.  Our effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards for which a valuation allowance has previously been recorded.

Nine Months Ended September 30, 2004 Compared to Nine Months September 30, 2003

Net Revenue

Net revenue increased $45.5 million, or 35.0%, to $175.4 million for the nine months ended September 30, 2004 compared to $129.9 million for the nine months ended September 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 86% or $150.9 million of our net revenue for the nine months ended September 30, 2004.  Total fibre channel units shipped were 7,903 for the nine months ended September 30, 2004 compared to 5,329 fibre channel units shipped for the nine months ended September 30, 2003.  Small computer systems interface, or SCSI, units shipped were 10,426 for the nine months ended September 30, 2004 compared to 7,692 SCSI units for the nine months ended September 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade products began shipping in the second quarter of 2004.  We recorded revenue of approximately $8.2 million related to such products during the nine months ended September 30, 2004.  Non-Sun revenue was $24.4 million for the nine months ended September 30, 2004 compared to $22.1 million for the nine months ended September 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $27.0 million, or 26.5%, to $129.2 million for the nine months ended September 30, 2004 compared to $102.2 million for the nine months ended September 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 73.7% for the nine months ended September 30, 2004 from 78.6% for the nine months ended September 30, 2003. As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 and incremental cost of goods sold attributable to the introduction of our SATA and Blade products Additionally, cost of goods sold increased approximately $1.4 million due to the impact of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral. The decrease in cost of goods sold, as a percentage of our net revenue was primarily attributable to cost reductions related to production materials achieved during the nine months ended September 30, 2004.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the nine months ended September 30, 2003. The decrease in cost of goods sold as a percentage of revenue also reflects costs incurred during the nine months ended September 30, 2003 to outsource the manufacturing of certain fibre channel products.  We did not incur similar costs for the nine months ended September 30, 2004.

Gross Profit

Gross profit increased $18.4 million, or 66.2%, to $46.1 million for the nine months ended September 30, 2004 compared to $27.7 million for the nine months ended September 30, 2003. As a percentage of net revenue, gross profit increased to 26.3% for the nine months ended September 30, 2004 from 21.4% for the nine months ended September 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in gross profit as a percentage of our net revenue for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003 primarily reflect cost reductions achieved subsequent to September 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling.  Introduction in June 2004 of our SATA and Blade products negatively impacted our gross profit margin primarily due to expedite charges, soft tooling, domestic production combined with relatively low start-up volumes. Gross profit margin for the nine months ended September 30, 2004 was also negatively impacted by $1.4 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.5 million, or 34.5%, to $13.8 million for the nine months ended September 30, 2004 compared to $10.3 million for the nine months ended September 30, 2003. As a percentage of net revenue, sales and marketing expenses was 7.9% for both the nine months ended September 30, 2004 and 2003.  The increase in the dollar amount of sales and marketing related expenses is primarily attributable to increased salaries and related expenses of approximately $0.3 million, an increase in travel and lodging expense of $0.8 million, $0.3 million related to small equipment and fixtures and $0.2 related to increased participation in various tradeshows.  The increase in sales and marketing expenses also reflects $0.4 million from the amortization of the customer relationship intangible asset acquired in connection with the acquisition of Chaparral.  The remaining increase in sales and marketing expenses relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis. We continue our efforts to grow our non-OEM commercial sales.  Although sales and marketing expenses as a percentage of net revenue was 7.9% for both the nine months ended September 30, 2004 and 2003, the percentage related to the nine months ended September 30, 2004 reflects the impact of increased 2004 sales through September 30, 2004.  For the fourth quarter of 2004, we expect that sales and marketing expenses will remain at or slightly above spending levels experienced during the first nine months of 2004.

Research and Development Expenses

Research and development expenses increased $6.4 million, or 83.2%, to $14.1 million for the nine months ended September 30, 2004 from $7.7 million for the nine months ended September 30, 2003. As a percentage of net revenue, research and development expenses increased to 8.0% for the nine months ended September 30, 2004 from 5.9% for the nine months ended September 30, 2003.  The dollar increase in research and development expenses primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, we averaged approximately 98 full-time direct engineering employees compared to an average of approximately 50 full-time direct engineering employees for the nine months ended September 30, 2003.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $1.8 million compared to the nine months ended September 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses for such employees and expenditures related to the Longmont facility and other costs to support ongoing development effort amount to an increase of approximately $2.8 million.  There were no comparable expenses for the nine months ended September 30, 2003. The remaining increase in research and development expenses not directly related to headcount primarily reflect costs related to various research and development projects including our new SATA and Blade products and the integration of the technology acquired from Chaparral into new and existing products.  Such project expenses for the nine months ended September 30, 2004 exceeded similar expenses in the comparable prior year nine-month period by approximately $1.2 million. The percentage increase in research and development expenses reflects all of the items discussed above, partially offset by the increase in revenue for the nine months ended September 30, 2004.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 48.9%, to $7.3 million for the nine months ended September 30, 2004 compared to $4.9 million for the nine months ended September 30, 2003. As a percentage of net revenue, general and administrative expenses were 4.2% for the nine months ended September 30, 2004 compared to 3.8% for the nine months ended September 30, 2003. The increase in the dollar amount of general and administrative expense during the nine months ended September 30, 2004 reflects an increase of payroll-related expenses of $0.3 million related to the addition of Chaparral personnel and an increase of $1.8 million of legal and professional services expenses compared to the nine months ended September 30, 2003. The increase in legal expenses primarily reflects the legal matters described elsewhere in this document while the increase in professional services reflect the cost of our compliance with the Sarbanes-Oxley Act of 2002.  The percentage increase in general and administrative expenses reflects all of the items discussed above, partially offset by the increase in revenue for the nine months ended September 30, 2004.

Restructuring expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the nine months ended September 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office.  Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the nine months ended September 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million.  We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of September 30, 2004.

In-Process Research and Development Charges

Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the nine months ended September 30, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral.

Other Income

Other income increased by $0.9 million to $1.4 million for the nine months ended September 30, 2004 from $0.5 million for the three months ended September 30, 2003. The increase is primarily attributable to an increase in interest income.  Although we had significantly more cash at September 30, 2003 compared to September 30, 2004, the proceeds from our secondary offering of our common stock were received in late September 2003.  Such proceeds therefore did not earn significant interest income during the three months ended September 30, 2003.  The increase in interest income was partially off-set by approximately $0.4 million in interest expense primarily related to the a $6 million note payable assumed in connection with our acquisition of Chaparral in February 2004.

Income Taxes

For the nine months ended September 30, 2004, our effective income tax rate was 3%. Our effective income tax rate is based upon the expected income for the year and the expected composition of that income in different countries.  Our effective tax rate varied from the statutory tax rate primarily because of the expected use of our net operating loss carryforwards for which a valuation allowance has previously been recorded.

Liquidity and Capital Resources

As of September 30, 2004, we had $114.6 million of cash, cash equivalents and short-term investments and working capital of $118.8 million.

During February 2004, we consummated the acquisition of Chaparral for a cash purchase price of approximately $62 million plus approximately $4.1 million in other liabilities.

For the nine months ended September 30, 2004, cash provided by operating activities was $0.9 million compared to cash provided by operating activities of $14.9 million for the same period in 2003. The net cash provided by operating activities is primarily attributable to net income of $7.7 million increased by the add back of a non-cash charge of $4.7 million related to the write-off of in-process research and development in connection with our acquisition of Chaparral and depreciation and amortization of $4.6 million. Cash flow from operations reflect the positive impact of approximately $5.8 million related to the management of certain payments to vendors. Cash provided from operations was negatively impacted by the increase in accounts receivable of approximately $21.6 million. This increase reflects the payment terms for our largest OEM channel partner increasing from net 10 days to net 20 days during the first three months of fiscal year 2004 and then to net 30 days for the three months ended June 30, 2004 and finally to 45 days for the three months ended September 30, 2004.  We are currently in negotiations with our third party manufacturer to increase our payment terms to them and therefore do not anticipate significant changes in our future cash flow as a result of the change in our payment terms with our largest OEM channel partner.

Cash used in investing activities for the nine months ended September 30, 2004 was $75.3 million compared to $15.4 million for the same period in 2003.  The increase in the use of cash is primarily attributable to the acquisition of Chaparral that reduced cash by $65.4 million net of cash acquired from Chaparral.  We also made capital expenditures of $5.9 million during the nine months ended September 30, 2004 primarily to support new product development and in preparation for the manufacture of our fiber channel product line in Budapest, Hungary. Capital expenditures are expected to be approximately $1.5 million to $2.0 million for the fourth quarter of fiscal year 2004.  Additionally, we also made purchases of $56.6 million in short-term investments offset by proceeds of $52.6 received from the sales of short-term investments during the nine months ended September 30, 2004.

Cash used by financing activities for the nine months ended September 30, 2004 was $6.1 million compared to cash provided by financing activities of $163 million for the nine months ended September 30, 2003.  During August 2004, we made payments on bank and other borrowings of approximately $20.9 million.  Included in this amount is approximately $7.2 million representing both principle and interest to the holder of the $6 million promissory note assumed in connection with our acquisition of Chaparral in February 2004.  There are no further amounts due related to the promissory note.   Such payments were offset by proceeds received from bank and other borrowings of $13.7 million and approximately $1.1 million received from exercises of stock options under our 2000 Stock Incentive Plan.  Cash provided by financing activities for the nine months ended September 30, 2003 reflects the completion of a secondary offering of our common stock.

During the quarter ended September 30, 2004, we entered into a credit agreement (the “Agreement”) with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006.  The agreement, which was made effective July 1, 2004, bears interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term.  In connection with the agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of September 30, 2004, there was no balance outstanding under this line of credit.  The agreement limits any new borrowings, loans or advances to an amount less than $1.0 million.

Our Japanese subsidiary has two lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan, for borrowings of up to an aggregate of 45 million yen, or approximately $0.4 million as of September 30, 2004, at interest rates ranging from 1.7% to 1.8%. Interest is due monthly, with principal due and payable on various dates through August 2008. Borrowings are secured by the inventories of our Japanese subsidiary.  As of September 30, 2004, the total amount outstanding under the three credit lines was approximately $0.2 million.  During November 2004, all of the lines of credit relating to our Japanese subsidiary described above were repaid and closed.  We intend to fund our Japanese operations from cash on hand and working capital.

For the nine months ended September 30, 2004, capital expenditures amounted to $5.9 million primarily for test equipment and assembly line tooling related to the development of our SATA and Blade products and in preparation for the manufacture of our fiber channel product line in Budapest, Hungary.  Capital expenditures are expected to be approximately $1.5 million to $2.0 million for the fourth quarter of fiscal year 2004.

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

Recent Accounting Pronouncements

During the quarter ended September 30, 2004, the Emerging Issues Task Force (“EITF”) deliberated Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under SFAS Nos. 115.  For all other investments within the scope of this EITF, the disclosures are effective for fiscal years ending after June 15, 2004.  The Financial Accounting Standards Board (“FASB”) elected to defer the effective date of paragraphs 10 through 20 of EITF Issue No. 03-1, effectively deferring application of Issue 03-1’s guidance on how to evaluate and recognize an impairment loss that is other than temporary.  Application of those paragraphs is deferred pending issuance of a final FASB Staff Position (FSP) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which the FASB may issue as early as November 2004.

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

Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 83% and 86% of our net revenue for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in January 2004 for an additional two years through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2004 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

Any decline in Sun’s sales could harm our business.

A substantial majority of our revenues are generated by sales to Sun, which sells our products as separate units or bundled with its servers. If Sun’s storage related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. If these fluctuations cause Sun to decrease purchases of our storage products, our results in the first quarter of Sun’s fiscal years, which is our third quarter, could be harmed.  During October 2004, Sun and Engenio Information Technologies, Inc., or Engenio, a wholly owned subsidiary of LSI Logic Corporation announced that it had broadened its OEM agreement with Sun.  Under terms of the expanded agreement, Engenio will provide Sun with new modular storage technology and will co-develop future Sun storage products.  While we do not currently believe that Engenio’s relationship with Sun will impact our sales or our relationship with Sun, we cannot predict the impact that the Sun and Engenio relationship, if any, will have on our future sales to Sun.

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

We experienced losses in 2001 and 2002 and may experience losses in the future.

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

Our available cash, cash equivalents and short-term investments as of September 30, 2004 totaled $114.6 million.  We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)

First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	48.8	(1.9)
Second Quarter 2004	69.6	6.0
Third Quarter 2004	57.0	3.6

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
•                                          the cost of litigation and settlements involving intellectual property and other issues;

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

The market for our products is subject to substantial pricing pressure that decrease our margins.

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

We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape, Dot Hill and the Dot Hill logo and, with the acquisition of Chaparral, we acquired registered trademarks for Raidar, Rio, Riva and Stratis. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corporation, Hitachi Data Systems, Engenio and Network Appliance. We also compete with traditional suppliers of computer systems, including Dell Computer Corporation, Hewlett-Packard Company and IBM Corporation, which market storage systems as well as other computer products.

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

Our products may contain undetected errors or failures when first introduced or as we release new versions. During 2004, we have introduced a number of new products. We may discover errors in our products after shipment, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

Our success depends on our ability to attract and retain key personnel.

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include James Lambert, our Vice Chairman and Chief Executive Officer, Dana Kammersgard, our President and Chief Technical Officer, and Preston Romm, our Chief Financial Officer. If any one of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

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

As of September 30, 2004, our executive officers, directors and their affiliates beneficially owned approximately 7.9% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2004 there were outstanding warrants to purchase 1,996,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

• persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into Dot Hill, and correctly estimating employee benefit costs; and

• coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

Managing the acquisition of Chaparral may divert our attention from other business operations. This transaction also has resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.  Moreover, we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. As a result, the Chaparral transaction may contribute to financial results that differ from the investment community’s expectations in a given quarter.

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

A substantial number of shares of our common stock may become available for resale. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate. In addition, we are obligated to file a registration statement with respect to the resale of up to 1,394,269 shares of our common stock issuable upon exercise of warrants held by Sun.

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

Compliance with the Sarbanes-Oxley Act of 2002

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.  We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. We believe that we currently have adequate internal controls over financial reporting. However in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, or if we are not able to implement the requirements of Section 404 in a timely manner, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio.  Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and maintain liquidity to meet projected cash requirements.  Accordingly, we invest in instruments such as money market funds, certificates of deposit, United States Government and/or Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines.  Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.  We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes.  We do not expect to incur any material losses with respect to our investment portfolio.  An immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows.  Declines in interest rates over time would, however, reduce our interest income.

The following table provides information about our investment portfolio at December 31, 2003 and September 30, 2004.  For investment securities, the table presents carrying values at December 31, 2003 and September 30, 2004 and, as applicable, related weighted average interest rates by expected maturity dates.

	December 31, 2003	September 30, 2004
	(amounts in thousands)
Cash and cash equivalents	$127,790	$44,916
Average interest rate	1.0%	1.7%
Short-term investments	$52,982	$56,632
Average interest rate	1.6%	1.5%
Total portfolio	$180,772	$101,548
Average interest rate	1.2%	1.6%

We have a line of credit agreement, which accrues interest at a variable rate.  As of September 30, 2004, we had no balance under this line.  Were we to incur a balance under this line, we would be exposed to interest rate risk on such debt.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(e)), as of the end of the period covered by this Periodic Report on Form 10-Q, have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in Internal Controls

In conjunction with our preparation to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002, we continue to implement certain enhancements to our internal control over financial reporting. Specifically, the Company is supplementing internal controls related to its automated processes with manual processes such as physical counts of inventory, additional segregation of duties and controls over the authorization of transactions. These matters have been discussed with the Company’s independent accountants, with the Audit Committee and with the Board of Directors of the Company.

Part II.  Other Information

Item 1.  Legal Proceedings

Crossroads Systems - On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035.  We were served with the lawsuit on October 27, 2003.  Chaparral was added as a party to the lawsuit in March 2004.  The patents involve storage routers and methods for providing virtual local storage.  Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fiber Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium.  We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them.  We believe that the outcome will not have a material adverse effect on our financial condition or operating results.  However, we expect to incur significant legal expenses in connection with this litigation.  These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

Chaparral Shareholder Lawsuit - In August 2004, a class action lawsuit was filed against among others, Chaparral, and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Chaparral securities during a defined period prior to our acquisition of Chaparral.  We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Credit Agreement dated July 1, 2004, by and between us and Wells Fargo Bank, National Association.
10.2	Security Agreement and Addendum dated July 1, 2004, by and between us and Wells Fargo Bank, National Association.
10.3	Revolving Line of Credit Note dated July 1, 2004.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17-CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)