Form 10-Q/A
period 2004-03-31
DOT HILL SYSTEMS CORP
filed 2005-03-16
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

This Form 10-Q/A is being filed for the purpose of amending Items 1, 2 and 4 of Part 1 of Form 10-Q for the quarterly period ended March 31, 2004, as originally filed on May 10, 2004, to give effect to the restatement of the Company’s condensed consolidated financial statements discussed in Note 1.  We have no further changes to the previously filed Form 10-Q.  All information in the Form 10-Q/A is for the period ended March 31, 2004 and does not reflect information subsequent to May 10, 2004.

DOT HILL SYSTEMS CORP.

FORM 10-Q/A

For the Quarter Ended March 31, 2004

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	December 31, 2003	March 31, 2004
		(As Restated, See Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$105,863	$56,815
Short-term investments	85,682	70,187
Accounts receivable, net of allowance of $467 and $408	14,558	19,941
Inventories	3,158	3,596
Prepaid expenses and other	1,836	2,213
Total current assets	211,097	152,752
Property and equipment, net	5,469	7,392
Goodwill	343	57,111
Other intangible assets, net	—	9,949
Other assets	1,534	1,329
Total assets	$218,443	$228,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,533	$29,466
Accrued compensation	4,459	1,920
Accrued expenses	2,052	4,327
Deferred revenue	1,028	1,337
Income taxes payable	1,005	952
Current portion of restructuring accrual	370	375
Total current liabilities	33,447	38,377
Restructuring accrual, net of current portion	554	386
Note payable	—	6,000
Accrued interest	—	994
Borrowings under lines of credit	247	234
Other long-term liabilities	62	975
Total liabilities	34,310	46,966

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,307 and 43,316 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	43	43
Additional paid-in capital	275,827	275,851
Deferred compensation	(28)	(23)
Accumulated other comprehensive loss	(263)	(273)
Accumulated deficit	(91,446)	(94,031)
Total stockholders’ equity	184,133	181,567
Total liabilities and stockholders’ equity	$218,443	$228,533

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
		(As Restated, See Note 1)

Net Revenue	$30,522	$47,865
Cost of Goods Sold	24,985	35,787
Gross Profit	5,537	12,078

Operating Expenses:
Sales and marketing	3,422	4,178
Research and development	2,057	4,085
General and administrative	1,459	2,314
In-process research and development	—	4,700
Total operating expenses	6,938	15,277
Operating Loss	(1,401)	(3,199)

Other Income (Expense):
Interest income	26	574
Interest expense	(47)	(141)
Gain (loss) on foreign currency transactions, net	(18)	167
Other expense, net	(24)	(21)
Total other income (expense), net	(63)	579
Loss Before Income Taxes	(1,464)	(2,620)
Income Tax Benefit	—	35
Net Loss	$(1,464)	$(2,585)

Net Loss Attributable to Common Stockholders:
Net loss	$(1,464)	$(2,585)
Dividends on preferred stock	(105)	—
Net loss attributable to common stockholders	$(1,569)	$(2,585)

Net Loss Per Share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

Weighted Average Shares Used to Calculate Net Loss Per Share:
Basic	26,147	43,315
Diluted	26,147	43,315

Comprehensive Operations:
Net loss	$(1,464)	$(2,585)
Foreign currency translation adjustments	(86)	(7)
Net unrealized loss on short-term investments	—	(3)
Comprehensive loss	$(1,550)	$(2,595)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
		(As Restated, See Note 1)

Cash Flows From Operating Activities:
Net loss	$(1,464)	$(2,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	499	872
Write-off of in-process research and development	—	4,700
Loss on disposal of property and equipment	27	—
Provision for doubtful accounts and note receivable	191	(99)
Stock-based compensation expense	5	5
Gain on sale of short-term investments	—	(15)
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(5,929)	(3,515)
Inventories	199	517
Prepaid expenses and other assets	(82)	(25)
Accounts payable	4,482	3,607
Accrued compensation and expenses	569	(1,470)
Deferred revenue	(125)	31
Income taxes payable	(85)	(53)
Restructuring accrual	(107)	(163)
Other liabilities	(2)	913
Net cash provided by (used in) operating activities	(1,822)	2,720

Cash Flows From Investing Activities:
Purchases of property and equipment	(846)	(1,896)
Sales of short-term investments	—	25,991
Purchases of short-term investments	—	(10,484)
Cash paid in Chaparral acquisition, net of cash acquired	—	(65,383)
Net cash used in investing activities	(846)	(51,772)

Cash Flows From Financing Activities:
Decrease in restricted cash and investments	2,000	—
Proceeds from bank and other borrowings	14,253	11,407
Payments on bank and other borrowings	(18,785)	(11,420)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	16,543	—
Proceeds from exercise of stock options	215	24
Net cash provided by financing activities	14,226	11

Effect of Exchange Rate Changes on Cash	(86)	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	11,472	(49,048)
Cash and Cash Equivalents, beginning of period	10,082	105,863
Cash and Cash Equivalents, end of period	$21,554	$56,815

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$41	$33
Cash paid for income taxes	$85	$17

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Dividends payable on preferred stock	$105	$—

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (“Dot Hill”, “we”, “our” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Reclassifications

As of December 31, 2003, goodwill of $343,000 was reclassified from other assets to conform to the current period presentation.

As of December 31, 2003, machinery and equipment of $678,000 was reclassified to property and equipment from other assets to conform to the current period presentation.

Because our market auction rate securities have been purchased with stated maturities greater than three months, market auction rate securities are no longer considered cash equivalents but are instead classified as short-term investments.  Market auction rate securities of approximately $32.7 million at December 31, 2003 have been reclassified from cash and cash equivalents to short-term investments.

Restatement

In February 2005, we discovered that a data entry error was made in the first quarter of 2004 during the order entry process that resulted in an over billing of approximately $0.7 million of a third party manufacturer for certain parts sold to them.  This error resulted in an understatement of our previously reported net loss of 37.3% and an overstatement of our gross profit of 5.2%.  Accordingly, accounts receivable and cost of goods sold for the three months ended March 31, 2004 have been restated to reflect the correction of this error.  We also discovered that during the first quarter of 2004 certain revenue and cost of goods sold related to transactions with a third party manufacturer had not been properly eliminated.  While this error had no impact on our previously reported net loss, it resulted in an overstatement of revenue of 1.9%, and overstatement of cost of goods sold of 2.3%.   Accordingly, revenue and cost of goods sold have been restated to reflect the proper elimination of both revenue and cost of goods sold related to such transactions.  Additionally, we determined that our presentation of cost of goods sold, sales and marketing expense and research and development expense was incorrect due to a misclassification of certain customer support and sustaining engineering activities as sales and marketing and research and development expense instead of cost of goods sold.  While these errors in classification had no impact on our previously reported net loss, they resulted in an overstatement of gross profit of 4.6%. Accordingly, cost of goods sold, sales and marketing expense and research and development expense for the three months ended March 31, 2004 have been restated to properly reclassify these expenses.  The impact related to the classification of similar expenses for the comparable 2003 period is considered immaterial.

                A summary of the significant effects of the restatement is as follows:

                For the Three Months Ended March 31, 2004

	As Previously Reported	As Restated
Statement of Operations
Net Revenue	$48,781	$47,865
Cost of Goods Sold	35,278	35,787
Gross Profit	13,503	12,078
Sales and marketing	4,615	4,178
Research and development	4,371	4,085
Total operating expenses	16,000	15,277
Operating Loss	(2,497)	(3,199)
Loss Before Income Taxes	(1,918)	(2,620)
Net Loss	(1,883)	(2,585)
Basic and diluted loss per share	(0.04)	(0.06)
Comprehensive loss	(1,893)	(2,595)

As of March 31, 2004
Balance Sheet
Accounts receivable	$20,643	$19,941
Total current assets	153,454	152,752
Total assets	229,235	228,533
Accumulated deficit	(93,329)	(94,031)
Total stockholders’ equity	182,269	181,567
Total liabilities and stockholders’ equity	229,235	228,533

2.                                     Acquisition

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on a valuation prepared by an independent third party appraisal firm.  Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., or Chaparral, a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers.  The purchase price paid in cash was $62 million. In addition, we agreed to pay approximately $4.1 million related to obligations due to certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $0.8 million and approximately $0.7 million in accrued integration costs consisting primarily of severance payments and amounts accrued related to Chaparral’s leased facility were incurred.  The acquisition of Chaparral is expected to enable us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base.

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

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, part of which was payable immediately and part of which is payable 18 months following the acquisition date. As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we have the obligation to make remaining estimated cash payments of $1.0 million to these employees in 2005.  Approximately $1.0 million is included in other long-term liabilities at March 31, 2004 related to these payments.  During the three months ended March 31, 2004, we recorded compensation expense of approximately $14,000 relating to these agreements for payments determined to be for services provided to us subsequent to the date of acquisition.

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

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net revenue	$30,522	$32,472	$47,865	$49,621
Net loss attributable to common stockholders	$(1,569)	$(5,428)	$(2,585)	$143
Basic and diluted net loss per share	$(0.06)	$(0.21)	$(0.06)	$0.00

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

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net loss and basic and diluted net loss per share would have been adjusted to the following amounts for the three months ended March 31, 2004 and 2003 (in thousands, except per share information):

	Three Months Ended March 31,
	2003	2004

Net loss attributable to common stockholders as reported	$(1,569)	$(2,585)
Stock-based employee compensation expense included in reported net loss attributable to common stockholders	5	5
Stock-based employee compensation expense determined under fair value based method	(774)	(924)
Pro forma net loss attributable to common stockholders	$(2,338)	$(3,504)
Basic and diluted net loss per share:
As reported	$(0.06)	$(0.06)
Pro forma	$(0.09)	$(0.08)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. During the three months ended March 31, 2004, we revised our estimate of the expected life of our stock option awards to 4 years.  This change in estimate was made to reflect the change in our historical experience related to the exercise of our stock option awards:

	Three Months Ended March 31,
	2003	2004
Risk free interest rate	2.78%	2.79%
Expected dividend yield	—	—
Expected life	7.5 years	4 years
Expected volatility	86%	90%

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

5.             Short-Term Investments

The following table summarizes our short-term investments as of March 31, 2004 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
U.S. Government securities	$25,839	$(75)	$60	$25,824
Municipal securities and corporate debt	34,650	—	6	34,656
Commercial paper	9,670	(8)	45	9,707
	$70,159	$(83)	$111	$70,187

The cost and fair value of short-term investments at March 31, 2004 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Due in one year or less	$39,991	$39,953
Due after one year through five years	21,318	21,378
Due after five years through ten years	—	—
Due after ten years (primarily auction rate securities)	8,850	8,856
	$70,159	$70,187

6.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2003	March 31, 2004
Purchased parts and materials	$1,706	$1,309
Work-in-process	24	27
Finished goods	1,428	2,260
	$3,158	$3,596

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

The following is a summary of restructuring activity recorded during the three months ended March 31, 2004 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at March 31, 2004

Facility closures and related costs	$401	$—	$(69)	$332

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at March 31, 2004

Facility closures and related costs	$523	$—	$(94)	$429

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

Sales to our largest channel partner accounted for approximately 75% of our net revenue during the first quarter of 2003 and 86% of net revenue for the quarter ended March 31, 2004.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

Three months ended:
March 31, 2004:
Net revenue	$45,863	$1,464	$538	$47,865
Gross profit (loss)	$14,584	$(2,505)	$(1)	$12,078
March 31, 2003:
Net revenue	$27,930	$1,858	$734	$30,522
Gross profit (loss)	$6,762	$(1,489)	$264	$5,537

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

As of:
March 31, 2004	$218,838	$6,908	$2,786	$228,532
December 31, 2003	$207,686	$6,553	$4,204	$218,443

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended March 31,
	2003	2004

Net revenue:
United States	$28,143	$45,116
Europe	1,630	1,337
Asia	749	1,412
	$30,522	$47,865
Operating loss:
United States	$(1,125)	$(3,008)
Europe	(224)	(332)
Asia	(52)	141
	$(1,401)	$(3,199)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Certain Risk Factors Related to the Company’s Business,” and elsewhere in this quarterly report on Form 10-Q/A. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q/A and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

The accompanying management’s discussion and analysis of results of operations and financial condition gives effect to the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2004, as described in Note 1 to the unaudited condensed consolidated financial statements.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2003	2004

Net revenue	100.0%	100.0%
Cost of goods sold	81.9	74.8
Gross profit	18.1	25.2
Operating expenses:
Sales and marketing	11.2	8.7
Research and development	6.7	8.5
General and administrative	4.8	4.8
In-process research and development	—	9.9
Total operating expenses	22.7	31.9
Operating loss	(4.6)	(6.7)
Net loss attributable to common stockholders	(5.1)%	(5.4)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Revenue

Net revenue increased $17.4 million, or 57.0%, to $47.9 million for the three months ended March 31, 2004 from $30.5 million for the three months ended March 31, 2003. The increase in net revenue was attributable to increased orders for our product from our channel partner, Sun, which accounted for 86.2% of our net revenue for the three months ended March 31, 2004.  Total fiber channel units shipped were 2,271 for the three months ended March 31, 2004 compared to 695 fiber channel units shipped for the three months ended March 31, 2003.  Small computer systems interface, or SCSI, units shipped were 2,777 for the three months ended March 31, 2004 compared to 2,399 SCSI units for the three months ended March 31, 2003.  Non-Sun revenue was $7.4 million for the three months ended March 31, 2004 with $0.7 million being generated by Chaparral. In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products, to be designed and engineered by us to Sun’s specifications.  We anticipate shipping these new products in the second quarter of 2004, and anticipate a favorable market reception for that product.  Although we are unable to determine the impact that such sales will have on revenue for future quarters, we believe that such sales will be incremental to our 2004 revenue and will not result in decreased sales of our other products.

Cost of Goods Sold

Cost of goods sold increased $10.8 million, or 43.2%, to $35.8 million for the three months ended March 31, 2004 from $25.0 million for the three months ended March 31, 2003. As a percentage of net revenue, cost of goods sold decreased to 74.8% for the three months ended March 31, 2004 from 81.9% for the three months ended March 31, 2003. As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended March 31, 2004 compared to the first quarter of the prior year. The decrease in cost of goods sold, as a percentage of our net revenue was primarily attributable to cost reductions related to production materials achieved during the three months ended March 31, 2004.  The decrease in cost of sales as a percentage of revenue also reflects start up costs of $0.6 million incurred during the three months ended March 31, 2003 to outsource the manufacturing of certain fiber channel products.  We did not incur similar start up costs for the three months ended March 31, 2004.

Gross Profit

Gross profit increased $6.6 million, or 120.0%, to $12.1 million for the three months ended March 31, 2004 from $5.5 million for the three months ended March 31, 2003. As a percentage of net revenue, gross profit increased to 25.2% for the three months ended March 31, 2004 from 18.1% for the three months ended March 31, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in gross profit as a percentage of our net revenue for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 reflects cost reductions related to production materials achieved during the three months ended March 31, 2004.  Also, during the three months ended March 31, 2004, the gross profit margin for Sun products benefited from ongoing cost reductions.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products, to be designed and engineered by us to Sun’s specifications.  Although we cannot yet predict the impact that these new products will have on future revenue or gross margin, we anticipate that the introduction of such products will result in incremental margin dollars at lower gross margin percentages when compared to our gross profit margin for current Sun products.  Gross profit margin will be negatively impacted by amortization of finite lived intangible assets acquired in the Chaparral transaction.  The charge to cost of sales related to the amortization of intangible assets is anticipated to be approximately $0.6 million per quarter for the year ending December 31, 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.8 million, or 23.5%, to $4.2 million for the three months ended March 31, 2004 from $3.4 million for the three months ended March 31, 2003. As a percentage of net revenue, sales and marketing expenses decreased to 8.7% for the three months ended March 31, 2004 from 11.2% for the three months ended March 31, 2003.  The increase in the dollar amount of sales and marketing expenses was attributable to $0.4 million in increased selling and marketing expense related to Chaparral.  For the three months ended March 31, 2004, sales and marketing expenses reflect 38 days of activity related to Chaparral. We anticipate such costs will increase in the second quarter of 2004 commensurate with the inclusion of Chaparral operations for the entire quarter.  The remaining increase in sales and marketing expenses for the three months ended March 31, 2004 relate to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $2.0 million, or 95.2%, to $4.1 million for the three months ended March 31, 2004 from $2.1 million for the three months ended March 31, 2003. As a percentage of net revenue, research and development expenses increased to 8.5% for the three months ended March 31, 2004 from 6.7% for the three months ended March 31, 2003. The increase in the dollar amount of research and development expenses was due to continued development effort on our new Serial ATA product of $0.9 million, an increase in salary and related expenses of $0.7 million attributable to an increase in the number of our full-time direct engineering team members located in Carlsbad, California and $0.5 million related to the acquisition of Chaparral that includes expense from both increased head count and expenditures to support on-going development effort.  For the three months ended March 31, 2004, research and development expenses reflect 38 days of activity related to Chaparral.  We anticipate such costs will increase in the second quarter of 2004 commensurate with the inclusion of Chaparral operations for the entire quarter.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 53.3%, to $2.3 million for the three months ended March 31, 2004 from $1.5 million for the three months ended March 31,2003. As a percentage of net revenue, general and administrative expense was 4.8% for the three months ended March 31, 2004 and 2003. The increase in the dollar amount of general and administrative expense during the three months ended March 31, 2004 reflects an increase of payroll-related expenses of $0.2 million related to acquisition of Chaparral personnel and an increase of $0.4 million of legal expenses.

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

Other Income (Expense)

Other income (expense) increased by $0.7 million to $0.6 million for the three months ended March 31, 2004 from $(0.1) million for the three months ended March 31, 2003. The increase was primarily attributable to an increase in interest income of $0.6 million as a result of our increased cash, cash equivalents and short-term investments balances.

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

Liquidity and Capital Resources

As of March 31, 2004, we had $127.0 million of cash, cash equivalents and short-term investments and working capital of $114.4 million.

During the quarter ended March 31, 2004, we consummated the acquisition of Chaparral for a cash purchase price of approximately $62 million plus approximately $4.1 million related to obligations due to certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $0.8 million and approximately $0.7 million in accrued integration costs consisting of severance payments and amounts accrued related to Chaparral’s leased facility.

For the three months ended March 31, 2004, cash provided by operating activities was $2.7 million compared to cash used in operating activities of $1.8 million for the same period in 2003. The net cash provided by operating activities for the three months ended March 31, 2004 is primarily attributable to a net loss of $2.6 million offset by a non-cash charge of $4.7 million related to the write-off of IPR&D and depreciation and amortization of $0.9 million.  Additionally, cash provided by operating activities reflect a $3.6 million increase in accounts payable, a $0.9 million increase in other liabilities and an increase in inventory and prepaid and other assets of $0.5 million.  Cash provided by operating activities decreased by a $3.5 million increase in accounts receivable and a decrease in accrued compensation and expenses of $1.5 million. The increase in accounts receivable reflects the payment terms for our largest OEM channel partner increasing from net 10 days to net 20 days.

Cash used in investing activities for the three months ended March 31, 2004 was $51.8 million compared to approximately $1.0 million for the same period in 2003.  The increase in the use of cash for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is primarily attributable to the acquisition of Chaparral that reduced cash by $65.4 million net of cash acquired from Chaparral.  We also made capital expenditures of $1.9 million during the three months ended March 31, 2004 primarily to support new product development and made purchases of $10.5 million in short-term investments.  These decreases in our cash were offset by proceeds received from $26.0 million in sales of short-term investments during the three months ended March 31, 2004.

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

For the three months ended March 31, 2004, capital expenditures amounted to $1.9 million primarily for test equipment and assembly line tooling related to the development of our Serial ATA product.  We expect capital expenditures will decrease to approximately $1 million per quarter through 2004.

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

Certain Risk Factors Related to the Company’s Business

Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-Q/A, including our financial statements and related notes.

Under our OEM agreement with Sun, Sun is not required to make minimum purchases or purchase exclusively from us, and we cannot assure you that our relationship with Sun will not be terminated or will generate significant sales.

Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 83.4% and 86.2% of our net revenue for the year ended December 31, 2003 and the three months ended March 31, 2004, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in January 2004 for an additional two years through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2004 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

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

Quarter	Net Revenue	Net Income (Loss)
	(in millions)

First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	47.9	(2.6)

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

	December 31, 2003	March 31, 2004
	(amounts in thousands)
Cash equivalents	$95,090	$44,953
Average interest rate	1.0%	0.7%
Short-term investments	$85,682	$70,187
Average interest rate	1.9%	1.2%
Total portfolio	$180,772	$115,141
Average interest rate	1.4%	1.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(e) as of the end of the period covered by this Periodic Report on Form 10-Q/A, and in consideration of the restatement described below have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

In February 2005, we discovered that a data entry error was made during the order entry process that resulted in an over billing of our third party manufacturer for certain parts sold to them.  Accordingly, accounts receivable and cost of goods sold for the three months ended March 31, 2004 have been restated to reflect the correction of this error.  This represents a material weakness in our internal control. We have corrected this weakness by having our accounts receivable coordinator check the reasonableness of gross profit margin related to each sale transaction on a daily basis.  Our internal auditor now reviews the gross profit/loss on each order at the end of each month.  Additionally, our information technology department is in the process of developing a programmed control to keep users from changing an order once it has been subject to our manual review process.

We also discovered that certain revenue and cost of goods sold related to transactions with our third party manufacturer had not been fully eliminated.  Accordingly, revenue and cost of goods sold have been restated to reflect the elimination of both revenue and cost of goods sold related to such transactions.  Additionally, we determined that our presentation of cost of goods sold, sales and marketing expense and research and development expense was incorrect due to a misclassification of certain customer support and sustaining engineering activities as sales and marketing and research and development expense instead of cost of goods sold.  Accordingly, cost of goods sold, sales and marketing expense and research and development expense for the three months ended March 31, 2004 have been restated.  The classification errors described above were identified through management’s review of operating expenses and the related classification of such expenses.  In order to ensure the proper classification of operating expenses, we intend to continue to review of the classification of operating expenses on a periodic basis.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Periodic Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dot Hill Systems Corp.

Date: March 15, 2005	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2005	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)