Form 10-Q/A
period 2004-06-30
DOT HILL SYSTEMS CORP
filed 2005-03-16
CIK 1042783

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

This Form 10-Q/A is being filed for the purpose of amending Items 1, 2 and 4 of Part 1 of Form 10-Q for the quarterly period ended June 30, 2004, as originally filed on August 9, 2004, to give effect to the restatement of the Company’s condensed consolidated financial statements discussed in Note 1.  We have no further changes to the previously filed Form 10-Q.  All information in the Form 10-Q/A is for the period ended June 30, 2004 and does not reflect information subsequent to August 9, 2004.

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-December 31, 2003 and June 30, 2004 (As Restated)
Condensed Consolidated Statements of Operations and Comprehensive Income-three months ended June 30, 2003 and 2004 (As Restated) and six months ended June 30, 2003 and 2004 (As Restated)
Condensed Consolidated Statements of Cash Flows-six months ended June 30, 2003 and 2004 (As Restated)
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

Signatures

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	December 31, 2003	June 30, 2004
		(As Restated, See Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$105,863	$25,468
Short-term investments	85,682	99,839
Accounts receivable, net of allowance of $467 and $311	14,558	38,369
Inventories	3,158	4,521
Prepaid expenses and other	1,836	2,372
Total current assets	211,097	170,569
Property and equipment, net	5,469	8,306
Goodwill	343	57,111
Other intangible assets, net	—	9,195
Other assets	1,534	1,306
Total assets	$218,443	$246,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,533	$40,029
Accrued compensation	4,459	3,063
Accrued expenses	2,052	4,345
Deferred revenue	1,028	1,010
Income taxes payable	1,005	1,019
Current portion of restructuring accrual	370	168
Total current liabilities	33,447	49,634
Restructuring accrual, net of current portion	554	156
Note payable	—	6,000
Accrued interest	—	1,113
Borrowings under lines of credit	247	210
Other long-term liabilities	62	835
Total liabilities	34,310	57,948

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2003 and June 30, 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,307 and 43,468 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	43	43
Additional paid-in capital	275,827	276,488
Deferred compensation	(28)	(18)
Accumulated other comprehensive loss	(263)	(640)
Accumulated deficit	(91,446)	(87,334)
Total stockholders’ equity	184,133	188,539
Total liabilities and stockholders’ equity	$218,443	$246,487

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
		(As Restated, See Note 1)		(As Restated, See Note 1)

Net Revenue	$48,428	$69,038	$78,950	$116,903
Cost of Goods Sold	38,415	51,997	63,400	87,783
Gross Profit	10,013	17,041	15,550	29,120

Operating Expenses:
Sales and marketing	3,391	4,102	6,812	8,280
Research and development	2,841	4,478	4,897	8,563
General and administrative	1,610	2,304	3,071	4,618
Restructuring, net		(391)		(391)
In-process research and development	—	—		4,700
Total operating expenses	7,842	10,493	14,780	25,770
Operating income	2,171	6,548	770	3,350

Other Income (Expense):
Interest income	97	432	123	1,007
Interest expense	(23)	(145)	(70)	(285)
Gain (loss) on foreign currency transactions, net	320	(13)	302	154
Other income (expense), net	6	1	(18)	(23)
Total other income, net	400	275	337	853
Income Before Income Taxes	2,571	6,823	1,107	4,203
Income Tax Expense	11	126	11	91
Net Income	$2,560	$6,697	$1,096	$4,112

Net Income Attributable to Common Stockholders:
Net income	$2,560	$6,697	$1,096	$4,112
Dividends on preferred stock	(36)	—	(141)	—
Net income attributable to common stockholders	$2,524	$6,697	$955	$4,112

Net Income Per Share:
Basic	$0.08	$0.15	$0.03	$0.09
Diluted	$0.07	$0.14	$0.03	$0.09

Weighted Average Shares Used to Calculate Net Income Per Share:
Basic	31,576	43,383	28,877	43,349
Diluted	35,669	46,279	32,954	46,609

Comprehensive Income:
Net income	$2,560	$6,697	$1,096	$4,112
Foreign currency translation adjustments	(92)	8	(177)	1
Net unrealized loss on short-term investments	(16)	(375)	(16)	(378)
Comprehensive income	$2,452	$6,330	$903	$3,735

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
		(As Restated, See Note 1)
Cash Flows From Operating Activities:
Net income	$1,096	$4,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	2,366
Write-off of in-process research and development		4,700
Non-cash settlement of restructuring charges	—	(391)
Loss on disposal of property and equipment	27	—
Provision for doubtful accounts and note receivable	74	145
Stock-based compensation expense	10	10
(Gain) loss on sale of short-term investments	1	(20)
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(8,573)	(22,187)
Inventories	3,464	(408)
Prepaid expenses and other assets	(1,946)	(161)
Accounts payable	10,141	14,170
Accrued compensation and expenses	1,790	(190)
Deferred revenue	252	(296)
Income taxes payable	(78)	14
Restructuring accrual	(283)	(209)
Other liabilities	(16)	773
Net cash provided by operating activities	7,001	2,428

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,359)	(3,550)
Sales of short-term investments	1,530	33,474
Purchases of short-term investments	(11,592)	(47,989)
Cash paid in Chaparral acquisition, net of cash acquired	—	(65,383)
Net cash used in investing activities	(11,421)	(83,448)

Cash Flows From Financing Activities:
Decrease in restricted cash and investments	2,000	—
Proceeds from bank and other borrowings	22,848	13,660
Payments on bank and other borrowings	(27,409)	(13,697)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	16,543	—
Proceeds from exercise of stock options and warrants	958	661
Proceeds from sale of stock to employees	348	—
Dividends paid to preferred stockholders	(141)	—
Net cash provided by financing activities	15,147	624

Effect of Exchange Rate Changes on Cash	(177)	1

Net Increase (Decrease) in Cash and Cash Equivalents	10,550	(80,395)
Cash and Cash Equivalents, beginning of period	10,082	105,863
Cash and Cash Equivalents, end of period	$20,632	$25,468

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$61	$46
Cash paid for income taxes	$95	$65

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

Restatement

In February 2005, we discovered that a data entry error was made in the first quarter of 2004 during the order entry process that resulted in an over billing of approximately $0.7 million of a third party manufacturer for certain parts sold to them.  This error resulted in an understatement of our previously reported net income of 11.7% and an understatement of our gross profit of 4.1%.  As a result, cost of goods sold for the three months ended June 30, 2004 has been restated to reflect the correction of this error.  Our results of operations and cash flows for the for  six months ended June 30, 2004, as previously reported are not impacted by the correction of this error. We also discovered that certain revenue and cost of goods sold related to transactions with a third party manufacturer had not been properly eliminated.   While this error had no impact on our previously reported net income for the three and six months ended June 30, 2004, it resulted in an overstatement of revenue of approximately 0.8% and overstatement of cost of goods sold of 0.8% for the three months ended June 30, 2004 and an overstatement of revenue of 1.3% and overstatement of cost of goods sold of 1.4% for the six months ended June 30, 2004.  Accordingly, revenue and cost of goods sold for the three and six months ended June 30, 2004 have been restated to reflect the proper elimination of both revenue and cost of goods sold related to such transactions.  Additionally, we determined that the presentation of cost of goods sold, sales and marketing expense and research and development expense was incorrect due to a misclassification of certain customer support and sustaining engineering activities as sales and marketing and research and development expense instead of as cost of goods sold. While these errors in classification had no impact on our previously reported net income for the three and six months ended June 30, 2004, they resulted in an overstatement of gross profit of 3.8% for the three months ended June 30, 2004 and 4.2% for the six months ended June 30, 2004.   Accordingly, cost of goods sold, sales and marketing expense and research and development expense for the three months and six months ended June 30, 2004 have been restated to properly classify these expenses.  The impact related to the classification of similar expenses for the comparable 2003 periods is considered immaterial.

A summary of the significant effects of the restatement is as follows:

For the Three Months Ended June 30, 2004

	As Previously Reported	As Restated
Statement of Operations
Net Revenue	$69,604	$69,038
Cost of Goods Sold	52,487	51,997
Gross Profit	17,117	17,041
Sales and marketing	4,623	4,102
Research and development	4,734	4,478
Total operating expenses	11,270	10,493
Operating income	5,847	6,548
Income Before Income Taxes	6,121	6,823
Net Income	5,995	6,697
Basic income per share	0.14	0.15
Diluted income per share	0.13	0.14

For the Six Months Ended June 30, 2004

	As Previously Reported	As Restated
Statement of Operations
Net Revenue	$118,385	$116,903
Cost of Goods Sold	87,765	87,783
Gross Profit	30,620	29,120
Sales and marketing	9,238	8,280
Research and development	9,105	8,563
Total operating expenses	27,270	25,770

2.             Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) deliberated Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under SFAS No. 115.  For all other investments within the scope of this EITF, the disclosures are effective for fiscal years ending after June 15, 2004.  Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We are currently evaluating the effect of this pronouncement on our financial statements.

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

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc. (“Chaparral”); a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers, pursuant to the Agreement and Plan of Merger between Dot Hill and Chaparral dated February 23 2004.  The purchase price paid in cash was $62 million.  In addition, we agreed to pay approximately $4.1 million related to obligations due certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $.8 million and approximately $.7 million in accrued integration costs were incurred.  The acquisition of Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

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

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which was payable after 18 months of service following the acquisition date.  As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we have the obligation to make remaining aggregate cash payments of approximately $1.0 million to these employees through 2005.  As of June 30, 2004, approximately $0.2 million has been paid related to these agreements and approximately $0.8 million is included in other long-term liabilities at June 30, 2004.  Approximately $0.2 million will be recorded as compensation expense over the 18 month service period.  During the three and six months ended June 30, 2004, we recorded compensation expense of approximately $41,000 and $54,000, respectively, relating to these agreements.

Pro Forma Results of Operations

The following pro forma results of operations present the impact on our results of operations for the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003 as if the acquisition of Chaparral had been completed as of the beginning of the period reported.  The charge of $4.7 million related to the write-off of IPR&D has been excluded from the pro forma results of operations, as it is nonrecurring in nature:

	Three Months Ended June 30,
	2003	2003
	Historical	Pro Forma
Revenues	$48,428	$51,301
Net income attributable to common stockholders	$2,524	$147
Basic income per share	$0.08	$—
Diluted income per share	$0.07	$—

	Six Months Ended June 30,
	2003	2003	2004	2004
	Historical	Pro Forma	Historical	Pro Forma
Revenues	$78,950	$83,773	$116,903	$118,659
Net income (loss) attributable to common stockholders	$955	$(5,319)	$4,112	$6,857
Basic income (loss) per share	$0.03	$(0.18)	$0.09	$0.16
Diluted income (loss) per share	$0.03	$(0.18)	$0.09	$0.15

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

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the three and six months ended June 30, 2003 and 2004 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net income attributable to common stockholders as reported	$2,524	$6,697	$955	$4,112
Stock-based employee compensation expense included in reported net income attributable to common stockholders	5	5	10	10
Stock-based employee compensation expense determined under fair value based method	(530)	(897)	(1,304)	(1,822)
Pro forma net income (loss) attributable to common stockholders	$1,999	$5,805	$(339)	$2,300
Basic net income (loss) per share:
As reported	$0.08	$0.15	$0.03	$0.09
Pro forma	$0.06	$0.13	$(0.01)	$0.05
Diluted net income (loss) per share:
As reported	$0.07	$0.14	$0.03	$0.09
Pro forma	$0.06	$0.13	$(0.01)	$0.05

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2003	2004
Risk free interest rate	2.69%	2.96%
Expected dividend yield	—	—
Expected life	7.5 years	4 years
Expected volatility	84%	90%

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

For the three months ended June 30, 2003 and 2004, outstanding options to purchase 290,437 and 1,197,972 shares of our common stock, respectively were not included in the calculation of diluted net income per share because their effect was antidilutive.

For the six months ended June 30, 2003 and 2004, outstanding options to purchase 480,691 and 829,229 shares of our common stock, respectively, were not included in the calculation of diluted net income per share because their effect was antidilutive.

6.             Short-Term Investments

The following table summarizes our short-term investments as of June 30, 2004 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
U.S. Government securities	$39,112	$(364)	1	$38,749
Municipal securities and private debt	39,975	—	—	39,975
Commercial paper	21,105	(41)	51	21,115
	$100,192	$(405)	$52	$99,839

The cost and fair value of short-term investments at June 30, 2004 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Due in one year or less	$75,085	$74,824
Due after one year through five years	17,708	17,615
Due after five years through ten years	—	—
Due after ten years (primarily auction rate securities)	7,399	7,400
	$100,192	$99,839

7.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value.  The following is a summary of net inventories (in thousands):

	December 31, 2003	June 30, 2004

Purchased parts and materials	$1,706	$1,761
Work-in-process	24	98
Finished goods	1,428	2,662
	$3,158	$4,521

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

The following is a summary of restructuring activity recorded during the period from January 1, 2004 to June 30, 2004 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at June 30, 2004
Facility closures and related costs	$401	$(71)	$(86)	$244

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at June 30, 2004
Facility closures and related costs	$523	$(320)	$(123)	$80

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

Sales to our largest channel partner accounted for approximately 85% and 88% of our net revenue for the three months ended June 30, 2003 and 2004 and 81% and 88% for the six months ended June 30, 2003 and 2004.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

Three months ended:
June 30, 2003:
Net revenue	$46,174	$1,258	$996	$48,428
Gross profit (loss)	$11,213	$(1,648)	$448	$10,013
June 30, 2004:
Net revenue	$66,169	$2,003	$866	$69,038
Gross profit (loss)	$17,745	$(735)	$31	$17,041

Six months ended:
June 30, 2003:
Net revenue	$74,103	$3,117	$1,730	$78,950
Gross profit (loss)	$17,975	$(3,137)	$712	$15,550
June 30, 2004:
Net revenue	$112,032	$3,467	$1,404	$116,903
Gross profit (loss)	$32,329	$(3,240)	$31	$29,120

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total
As of:
December 31, 2003	$207,686	$6,553	$4,204	$218,443
June 30, 2004	$235,574	$7,855	$3,058	$246,487

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenue:
United States	$45,725	$65,406	$73,868	$110,522
Europe	1,694	2,001	3,324	3,338
Asia	1,009	1,631	1,758	3,043
	$48,428	$69,038	$78,950	$116,903
Operating income (loss):
United States	$1,816	$6,298	$691	$3,290
Europe	59	16	(165)	(316)
Asia	296	234	244	376
	$2,171	$6,548	$770	$3,350

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

The accompanying management’s discussion and analysis of results of operations and financial condition gives effect to the restatement of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2004, as described in Note 1 to the unaudited condensed consolidated financial statements.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.3	75.3	80.3	75.1
Gross profit	20.7	24.7	19.7	24.9
Operating expenses:
Sales and marketing	7.0	5.9	8.6	7.1
Research and development	5.9	6.5	6.2	7.3
General and administrative	3.3	3.3	3.9	4.0
Restructuring, net	—	(0.6)	—	(0.3)
In-process research and development	—	—	—	4.0
Total operating expenses	16.2	15.1	18.7	22.1
Operating income	4.5	9.6	1.0	2.8
Net income	5.3%	9.7%	1.4%	3.5%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Revenue

Net revenue increased $20.6 million, or 42.6%, to $69.0 million for the three months ended June 30, 2004 from $48.4 million for the three months ended June 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 88% or $60.8 million of our net revenue for the three months ended June 30, 2004.  Total fibre channel units shipped were 3,298 for the three months ended June 30, 2004 compared to 2,429 fibre channel units shipped for the three months ended June 30, 2003.  Small computer systems interface, or SCSI, units shipped were 4,160 for the three months ended June 30, 2004 compared to 2,134 SCSI units for the three months ended June 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade, products began shipping in the second quarter of 2004.  We recorded revenue of approximately $4.2 million related to such products during the three months ended June 30, 2004.  Based on initial sales, we continue to anticipate a favorable market reception for these products.  Although we remain unable to determine the precise impact that such product sales will have on revenue for future quarters, we believe that such product sales will be incremental to our 2004 revenue and will not result in decreased sales of our other products.  The increase in revenue from sales to Sun for the quarter ended June 30, 2004 also reflects the positive impact of seasonality associated with Sun’s fiscal year-end.  Non-Sun revenue was $8.2 million for the three months ended June 30, 2004 compared to non-Sun revenue of $7.3 million for the three months ended June 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $13.6 million, or 35.4%, to $52.0 million for the three months ended June 30, 2004 from $38.4 million for the three months ended June 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 75.3% for the three months ended June 30, 2004 from 79.3% for the three months ended June 30, 2003.  As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended June 30, 2004 compared to the quarter ended June 30, 2003. This increase also reflects the incremental increase to costs of good sold related to the introduction during the three months ended June 30, 2004 of our SATA and Blade products. The decrease in cost of goods sold, as a percentage of our net revenue is primarily attributable to cost reductions related to production materials achieved during the three months ended June 30, 2004 when compared to the three months ended June 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the three months ended June 30, 2003.  The decrease in cost of good sold as a percentage of revenue also reflects start up costs incurred during the three months ended June 30, 2003 to outsource the manufacturing of certain fibre channel products.  We did not incur similar start up costs for the three months ended June 30, 2004.

Gross Profit

Gross profit increased $7.0 million, or 70.0%, to $17.0 million for the three months ended June 30, 2004 from $10.0 million for the three months ended June 30, 2003. As a percentage of net revenue, gross profit increased to 24.7% for the three months ended June 30, 2004 from 20.7% for the three months ended June 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in gross profit as a percentage of our net revenue for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003 reflects cost reductions related to production materials achieved during the three months ended June 30, 2004.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the three months ended June 30, 2003.  Sequentially, our gross profit margin for the three months ended June 30, 2004 was negatively impacted by the introduction of our SATA and Blade products.  The cost associated with the introduction of these products such as expedite charges, soft tooling, domestic production combined with the relatively low start-up volumes resulted in a lower gross margin compared to three months ended March 31, 2004. We anticipate that margins related to these products will improve over the next several quarters as we achieve volume purchases and planned cost reductions.  Gross profit margin for the three months ended June 30, 2004 was also negatively impacted by $0.6 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004 and a charge of $0.4 million for inventory write-offs related to discontinued SANnet II NAS inventory.

Sales and Marketing Expenses

Sales and marketing expenses increased $.7 million, or 20.6%, to $4.1 million for the three months ended June 30, 2004 from $3.4 million for the three months ended June 30, 2003. As a percentage of net revenue, sales and marketing expenses decreased to 5.9% for the three months ended June 30, 2004 from 7.0% for the three months ended June 30, 2003 primarily reflecting the increase in revenue described above.  The increase in the dollar amount of sales and marketing related expenses is primarily attributable to increased salaries and related expenses of approximately $0.5 million and increased travel and lodging expense of $0.2 million compared to the three months ended June 30, 2003. The increase in sales and marketing expense also reflects $0.2 million from the amortization of the customer relationship intangible asset acquired in connection with the Chaparral transaction.  Marketing expenses also increased approximately $0.1 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to our participation in various tradeshows during the past three months.   The remaining increase in sales and marketing expenses for the three months ended June 30, 2004 relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $1.7 million, or 60.7%, to $4.5 million for the three months ended June 30, 2004 from $2.8 million for the three months ended June 30, 2003. As a percentage of net revenue, research and development expenses increased to 6.5% for the three months ended June 30, 2004 from 5.9% for the three months ended June 30, 2003. The dollar and percentage increase in research and development expense primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the quarter ended June 30, 2003.  During the quarter ended June 30, 2003, we averaged approximately 51 full-time direct engineering employees compared to an average that increased to approximately 100 full-time direct engineering employees for the three months ended June 30, 2004.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $0.5 million compared to the three months ended June 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses and expenditures related to on-going research and development activities conducted at Longmont were approximately $1.1 million for the three months ended June 30, 2004.  There were no comparable expenses for the three months ended June 30, 2003.  The remaining increase in the dollar amount of research and development primarily reflects the development effort on our new SATA product completed during the three months ended June 30, 2004. Depending on the timing of certain activities, we anticipate that research and development expense for the remaining quarters of the year ending December 31, 2004 will likely exceed research and development expenditures incurred during the quarter ended June 30, 2004.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 43.8%, to $2.3 million for the three months ended June 30, 2004 from $1.6 million for the three months ended June 30, 2003.  As a percentage of net revenue, general and administrative expenses were 3.3% for both the three months ended June 30, 2004 and 2003. The increase in the dollar amount of general and administrative expense during the three months ended June 30, 2004 is primarily due to an increase in salary and related expenses of $0.3 million reflecting the increase in general and administrative employees.  The remaining increase of $0.3 million is attributable to an increase in professional services and legal expenses.  General and administrative expenses are expected to increase over the next several quarters reflecting the additional cost of compliance with the Sarbanes-Oxley Act of 2002.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Revenue

Net revenue increased $37.9 million, or 48.0%, to $116.9 million for the six months ended June 30, 2004 from $79.0 million for the six months ended June 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 87% or $102.1 million of our net revenue for the six months ended June 30, 2004.  Total fibre channel units shipped were 5,569 for the six months ended June 30, 2004 compared to 3,124 fibre channel units shipped for the six months ended June 30, 2003.  Small computer systems interface, or SCSI, units shipped were 6,937 for the six months ended June 30, 2004 compared to 4,533 SCSI units for the six months ended June 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade products began shipping in the second quarter of 2004.  We recorded revenue of approximately $4.7 million related to such products during the six months ended June 30, 2004.  Based on initial sales, we continue to anticipate a favorable market reception for these products.  Although we remain unable to determine the precise impact that such product sales will have on revenue for future quarters, we believe that such product sales will be incremental to our 2004 revenue and will not result in decreased sales of our other products.   Non-Sun branded revenue was $14.8 million for the six months ended June 30, 2004 compared to non-Sun revenue of $15.0 million for the six months ended June 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $24.4 million, or 38.5%, to $87.8 million for the six months ended June 30, 2004 from $63.4 million for the six months ended June 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 75.1% for the six months ended June 30, 2004 from 80.3% for the six months ended June 30, 2003. As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended June 30, 2004 compared to the quarter ended June 30, 2003 and incremental cost of goods sold attributable to the introduction of our SATA and Blade products. The decrease in cost of goods sold, as a percentage of our net revenue was primarily attributable to cost reductions related to production materials achieved during the six months ended June 30, 2004.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the six months ended June 30, 2003. The decrease in cost of sales as a percentage of revenue also reflects costs incurred during the six months ended June 30, 2003 to outsource the manufacturing of certain fibre channel products.  We did not incur similar costs for the six months ended June 30, 2004.

Gross Profit

Gross profit increased $13.5 million, or 86.5%, to $29.1 million for the six months ended June 30, 2004 from $15.6 million for the six months ended June 30, 2003. As a percentage of net revenue, gross profit increased to 24.9% for the six months ended June 30, 2004 from 19.7% for the six months ended June 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase in gross profit as a percentage of our net revenue for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 reflects cost reductions related to production materials achieved during the six months ended June 30, 2004. Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors, predetermined contractual cost reductions and the transition from soft to hard tooling compared to the six months ended June 30, 2003.  Sequentially, our gross profit margin for the six months ended June 30, 2004 was negatively impacted by the introduction of our SATA and Blade products.  The cost associated with the introduction of these products such as expedite charges, soft tooling, domestic production combined with the relatively low start-up volumes resulted in a lower gross margin compared to three months ended March 31, 2004. We anticipate that margins related to these products will improve over the next several quarters as we achieve volume purchases and planned cost reductions.  Gross profit margin for the six months ended June 30, 2004 was also negatively impacted by $0.8 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004 and a charge of $0.4 million for discontinued SANnet II NAS inventory.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.5 million, or 22.1%, to $8.3 million for the six months ended June 30, 2004 from $6.8 million for the six months ended June 30, 2003. As a percentage of net revenue, sales and marketing expenses decreased to 7.1% for the six months ended June 30, 2004 from 8.6% for the six months ended June 30, 2003 primarily reflecting the increase in revenue described above.  The increase in the dollar amount of sales and marketing related expense compared to the six months ended June 30, 2003 is primarily attributable to increased salaries and related expenses of approximately $0.8 million, an increase in travel and lodging expense of $0.4 million and  $0.3 million related to the expensing of  SATA demonstration units.  During the first six months of fiscal year 2004, we continued our efforts to grow our non-OEM commercial sales.  We expect that such costs will remain at or slightly above spending levels for the six months ended June 30, 2004.  Marketing expenses also increased approximately $0.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to our participation in various tradeshows during the past six months.  The increase in sales and marketing expense also reflects $0.2 million from the amortization of the customer relationship intangible asset acquired in connection with the acquisition of Chaparral.  The remaining increase in sales and marketing expenses for the six months ended June 30, 2004 relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $3.7 million, or 75.5%, to $8.6 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. As a percentage of net revenue, research and development expenses increased to 7.3% for the six months ended June 30, 2004 from 6.2% for the six months ended June 30, 2003 primarily reflecting the increase in revenue for the six months ended June 30, 2004 as discussed above. The dollar increase in research and development expense primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the six months ended June 30, 2003.  During the six months ended June 30, 2003, we averaged approximately 46 full-time direct engineering employees compared to an average of approximately 95 full-time direct engineering employees for the six months ended June 30, 2004.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $1.2 million compared to the six months ended June 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses for such employees and expenditures to support ongoing development effort amount to an increase of approximately $1.7 million compared to the six months ended June 30, 2003. The remaining increase in the dollar amount of research and development primarily reflects the development effort on our new Serial ATA product.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 48.4%, to $4.6 million for the six months ended June 30, 2004 from $3.1 million for the six months ended June 30, 2003. As a percentage of net revenue, general and administrative expenses were 4.0% for the six months ended June 30, 2004 and 3.9% for the six months ended June 30, 2003.  The increase in the dollar amount of general and administrative expense during the six months ended June 30, 2004 reflects an increase of payroll-related expenses of $0.4 million related to acquisition of Chaparral personnel and an increase of $0.7 million of legal expenses compared to the six months ended June 30, 2003.

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

During the quarter February 2004, we consummated the acquisition of Chaparral for a cash purchase price of approximately $62 million plus approximately $4.1 million related to obligations due to certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $0.8 million and approximately $0.7 million in accrued integration costs consisting of severance payments and amounts accrued related to Chaparral's leased facility.

For the six months ended June 30, 2004, cash provided by operating activities was $2.4 million compared to cash provided by operating activities of $7.0 million for the same period in 2003. The net cash provided by operating activities for the six months ended June 30, 2004 is primarily attributable to net income of $4.1 million increased by the add back of a non-cash charge of $4.7 million related to the write-off of in-process research and development in connection with our acquisition of Chaparral and depreciation and amortization of $2.4 million.  Additionally, cash provided by operating activities reflect a $14.2 million increase in accounts payable and a $0.8 million increase in other liabilities. Cash provided by operating activities decreased due to a $22.2 million increase in accounts receivable, an increase in prepaid and other assets of $0.2 million, a $0.4 million increase in inventory, and an aggregate decrease in accrued compensation, deferred revenue and our restructuring accrual of $0.7 million.  The increase in accounts receivable reflects the payment terms for our largest OEM channel partner increasing from net 10 days to net 20 days during the first three months of fiscal year 2004 and then to net 30 days for the three months ended June 30, 2004.  Although such payment terms may continue to increase, we expect to also increase our payment terms to our third party manufacturer and therefore do not anticipate further changes in cash flow as a result.

Cash used in investing activities for the six months ended June 30, 2004 was $83.4 million compared to $11.4 million for the same period in 2003.  The increase in the use of cash for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily attributable to the acquisition of Chaparral that reduced cash by $65.4 million net of cash acquired from Chaparral.  We also made capital expenditures of $3.6 million during the six months ended June 30, 2004 primarily to support new product development and made purchases of $48.0 million in short-term investments.  These decreases in our cash were offset by proceeds received from $33.5 million in sales of short-term investments during the six months ended June 30, 2004.

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

For the six months ended June 30, 2004, capital expenditures amounted to $3.5 million primarily for test equipment and assembly line tooling related to the development of our SATA and Blade products and in preparation for the manufacture of our fiber channel product line in Budapest, Hungary.  Capital expenditures are expected to be approximately $1.5 million to $2.0 million per quarter for the remaining quarters of fiscal year 2004.

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

Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) deliberated Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under SFAS No. 115.  For all other investments within the scope of this EITF, the disclosures are effective for fiscal years ending after June 15, 2004.  Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We are currently evaluating the effect of this pronouncement on our financial statements.

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

Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 83.4% and 87% of our net revenue for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in January 2004 for an additional two years through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2004 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

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

Quarter	Net Revenue	Net Income (Loss)
	(in millions)

First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7

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

	December 31, 2003	June 30, 2004
	(amounts in thousands)
Cash equivalents	$95,090	$10,390
Average interest rate	0.9%	1.4%
Short-term investments	$85,682	$99,839
Average interest rate	1.5%	1.6%
Total portfolio	$180,772	$110,229
Average interest rate	1.2%	1.6%

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

In February 2005, we discovered that a data entry error was made during the order entry process that resulted in an over billing of our third party manufacturer for certain parts sold to them.  This error originally occurred in the first quarter of 2004 and was subsequently corrected in the second quarter of 2004.  In conjunction with our amendment of our Form 10-Q for the quarter ended March 31, 2004, accounts receivable and cost of goods sold for the three months ended June 30, 2004 have been restated to reflect the correction of this error.  This represents a material weakness in our internal control. We have corrected this weakness by having our accounts receivable coordinator check the reasonableness of gross profit margin related to each sale transaction on a daily basis.  Our internal auditor now reviews the gross profit/loss on each order at the end of each month.  Additionally, our information technology department is in the process of developing a programmed control to keep users from changing an order once it has been subject to our manual review process. Our results of operations and cash flows for the six months ended June 30, 2004, as previously reported are not impacted by the correction of this error.

We also discovered that certain revenue and cost of good sold related to transactions with our third party manufacturer had not been fully eliminated.  Accordingly, revenue and cost of goods sold for the three and six months ended June 30, 2004 have been restated to reflect the elimination of both revenue and cost of goods sold related to such transactions.  Additionally, we determined that our presentation of cost of goods sold, sales and marketing expense and research and development expense was incorrect due to a misclassification of certain customer support and sustaining engineering activities as sales and marketing and research and development expense instead of cost of goods sold.  Accordingly, cost of goods sold, sales and marketing expense and research and development expense for the three months and six months ended June 30, 2004 have been restated.

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

Proposal 2.    Ratification of an amendment to the Company’s 2000 Amended and Restated Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 2,000,000 shares.  24,344,376 votes were cast for, 1,109,166 votes were cast against, 699,270 votes were abstained and 10,757,837 shares were unvoted.

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

3.

We filed a current report on Form 8-K/A, dated May 7, 2004, to amend the Current Report announcing the acquisition of Chaparral Network Storage Systems, Inc filed with the Securities and Exchange Commission on February 24, 2004 in order to file the required financial statements and pro forma financial information required by Item 7 of Form 8-K.

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