Form 10-Q/A
period 2004-09-30
DOT HILL SYSTEMS CORP
filed 2005-03-16
CIK 1042783

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

                This Form 10-Q/A is being filed for the purpose of amending Items 1, 2 and 4 of Part 1 of Form 10-Q for the quarterly period ended September 30, 2004, as originally filed on November 9, 2004, to give effect to the restatement of the Company’s condensed consolidated financial statements discussed in Note 1.  We have no further changes to the previously filed Form 10-Q.  All information in the Form 10-Q/A is for the period ended September 30, 2004 and does not reflect information subsequent to November 9, 2004.

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-December 31, 2003 and September 30, 2004 (As Restated)
Condensed Consolidated Statements of Operations and Comprehensive Income-three months ended September 30, 2003 and 2004 (As Restated) and nine months ended September 30, 2003 and 2004 (As Restated)
Condensed Consolidated Statements of Cash Flows-nine months ended September 30, 2003 and 2004 (As Restated)
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

Signatures

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	December 31, 2003	September 30, 2004
		(As Restated, See Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$105,863	$20,690
Short-term investments	85,682	93,957
Accounts receivable, net of allowance of $467 and $277	14,558	37,809
Inventories	3,158	3,507
Prepaid expenses and other	1,836	2,713
Total current assets	211,097	158,676
Property and equipment, net	5,469	8,514
Goodwill	343	57,111
Other intangible assets, net	—	8,441
Other assets	1,534	1,039
Total assets	$218,443	$233,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,533	$31,649
Accrued compensation	4,459	2,758
Accrued expenses	2,052	3,727
Deferred revenue	1,028	856
Income taxes payable	1,005	927
Current portion of restructuring accrual	370	143
Total current liabilities	33,447	40,060
Restructuring accrual, net of current portion	554	107
Borrowings under lines of credit	247	193
Other long-term liabilities	62	883
Total liabilities	34,310	41,243

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2003 and September 30, 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,307 and 43,597 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	43	44
Additional paid-in capital	275,827	276,919
Deferred compensation	(28)	(13)
Accumulated other comprehensive loss	(263)	(529)
Accumulated deficit	(91,446)	(83,883)
Total stockholders’ equity	184,133	192,538
Total liabilities and stockholders’ equity	$218,443	$233,781

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
		(As Restated, See Note 1)		(As Restated, See Note 1)

Net Revenue	$50,979	$56,956	$129,928	$173,859
Cost of Goods Sold	38,766	42,288	102,166	130,071
Gross Profit	12,213	14,668	27,762	43,788

Operating Expenses:
Sales and marketing	3,454	3,994	10,266	12,274
Research and development	2,795	4,825	7,692	13,388
General and administrative	1,851	2,709	4,921	7,327
Restructuring, net	—	7	—	(384)
In-process research and development	—	—	—	4,700
Total operating expenses	8,100	11,535	22,879	37,305
Operating income	4,113	3,133	4,883	6,483

Other Income (Expense):
Interest income	133	421	256	1,427
Interest expense	(16)	(69)	(86)	(355)
Gain on foreign currency transactions, net	6	98	309	252
Other income, net	70	19	50	(1)
Total other income, net	193	469	529	1,323
Income Before Income Taxes	4,306	3,602	5,412	7,806
Income Tax Expense	37	151	48	243
Net Income	$4,269	$3,451	$5,364	$7,563

Net Income Attributable to Common Stockholders:
Net income	$4,269	$3,451	$5,364	$7,563
Dividends on preferred stock	—	—	(141)	—
Net income attributable to common stockholders	$4,269	$3,451	$5,223	$7,563

Net Income Per Share:
Basic	$0.13	$0.08	$0.17	$0.17
Diluted	$0.11	$0.07	$0.15	$0.16

Weighted Average Shares Used to Calculate Net Income Per Share:
Basic	33,723	43,511	30,692	43,403
Diluted	37,891	46,188	35,081	46,489

Comprehensive Income:
Net income	$4,269	$3,451	$5,364	$7,563
Foreign currency translation adjustments	233	17	56	18
Net unrealized gain (loss) on short-term investments	(44)	94	(60)	(284)
Comprehensive income	$4,458	$3,562	$5,360	$7,297

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2004
		(As Restated, See Note 1)
Cash Flows From Operating Activities:
Net income	$5,364	$7,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,619	4,615
Write-off of in-process research and development	—	4,700
Non-cash settlement of restructuring charges	—	(384)
Loss on disposal of property and equipment	27	—
Provision for doubtful accounts and note receivable	76	102
Stock-based compensation expense	15	15
Loss on sale of short-term investments	1	49
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(8,441)	(21,584)
Inventories	4,003	606
Prepaid expenses and other assets	(1,560)	(236)
Accounts payable	12,644	5,790
Accrued compensation and expenses	1,800	(1,058)
Deferred revenue	(85)	(450)
Income taxes payable	(47)	(78)
Restructuring accrual	(533)	(290)
Other liabilities	(24)	821
Net cash provided by operating activities	14,859	181

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,707)	(5,253)
Sales of short-term investments	2,505	48,003
Purchases of short-term investments	(15,191)	(56,611)
Cash paid in Chaparral acquisition, net of cash acquired	—	(65,383)
Net cash used in investing activities	(15,393)	(79,244)

Cash Flows From Financing Activities:
Decrease in restricted cash and investments	2,000	—
Proceeds from bank and other borrowings	36,483	13,662
Payments on bank and other borrowings	(41,051)	(20,882)
Proceeds from issuance of common stock and stock warrants, net of issuance costs	161,719	—
Proceeds from exercise of stock options and warrants	3,278	1,092
Proceeds from sale of stock to employees	759	—
Dividends paid to preferred stockholders	(157)	—
Net cash provided by (used in) financing activities	163,031	(6,128)

Effect of Exchange Rate Changes on Cash	56	18

Net Increase (Decrease) in Cash and Cash Equivalents	162,553	(85,173)
Cash and Cash Equivalents, beginning of period	10,082	105,863
Cash and Cash Equivalents, end of period	$172,635	$20,690

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$78	$1,212
Cash paid for income taxes	$95	$307

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

Reclassifications

As of December 31, 2003, $343,000 was reclassified to goodwill from other assets to conform to the current period presentation.

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

Restatement

In February 2005, we discovered that our presentation of cost of goods sold, sales and marketing expense and research and development expense was not correct due to a misclassification of certain customer support and sustaining engineering activities as sales and marketing and research and development expense instead of as cost of goods sold. While these errors in classification had no impact on our previously reported net income for the three and nine months ended September 30, 2004, they resulted in an overstatement of gross profit of 4.6% for the three months ended September 30, 2004 and 4.3% for the nine months ended September 30, 2004.  Accordingly, cost of goods sold, sales and marketing expense and research and development expense for the three and nine months ended September 30, 2004 have been restated to properly classify these expenses.  The impact related to the classification of similar expenses for the comparable 2003 periods is considered immaterial.  Additionally, we determined that a transaction that properly reversed cost of goods sold was inadvertently entered twice resulting in an overstatement of inventory and understatement of cost of goods sold of approximately $0.2 million. This error resulted in an overstatement of our previously reported net income of 4.9% and an overstatement of our gross profit of 1.1% for the three months ended September 30, 2004 and an overstatement of our previously reported net income of 2.3% and an overstatement of our gross profit of 0.4% for the nine months ended September 30, 2004.   Accordingly, inventory as of September 30, 2004 and cost of goods sold for the three and nine months ended September 30, 2004 have been corrected.

A summary of the significant effects of the restatement is as follows:

      For the three Months Ended September 30, 2004

Statement of Operations	As Previously Reported	As Restated
Net Revenue	$56,966	$56,956
Cost of Goods Sold	41,439	42,288
Gross Profit	15,527	14,668
Sales and marketing	4,571	3,994
Research and development	4,983	4,825
Total operating expenses	12,270	11,535
Operating income	3,257	3,133
Other income, net	72	19
Total other income, net	522	469
Income Before Income Taxes	3,779	3,602
Net Income	3,628	3,451
Diluted income per share	0.08	0.07

      For the Nine Months Ended September 30, 2004

Statement of Operations	As Previously Reported	As Restated
Net Revenue	$175,351	$173,859
Cost of Goods Sold	129,204	130,071
Gross Profit	46,147	43,788
Sales and marketing	13,809	12,274
Research and development	14,088	13,388
Total operating expenses	39,540	37,305
Operating income	6,607	6,483
Other income, net	52	(1)
Total other income, net	1,376	1,323
Income Before Income Taxes	7,983	7,806
Net Income	7,740	7,563
Basic income per share	0.18	0.17
Diluted income per share	0.17	0.16

As of September 30, 2004

Balance Sheet
Inventories	$3,684	$3,507
Total current assets	158,853	158,676
Total assets	233,958	233,781
Accumulated deficit	(83,706)	(83,883)
Total stockholders’ equity	192,715	192,538
Total liabilities and stockholders’ equity	233,958	233,781

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

3.             Acquisition

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), Dot Hill allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  The fair value assigned to intangible assets acquired is based on a number of factors including a valuation prepared by an independent third party appraisal firm.  Goodwill and purchased intangible assets with indefinite useful lives are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc. (“Chaparral”); a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers, pursuant to the Agreement and Plan of Merger between Dot Hill and Chaparral dated February 23 2004.  The purchase price paid in cash was $62 million.  In addition, we agreed to pay approximately $4.1 million due to certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $.8 million and approximately $.7 million in accrued integration costs were incurred.  The acquisition of Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

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

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which is payable after 18 months of service following the acquisition date.  As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we have the obligation to make remaining aggregate cash payments of approximately $1.0 million to these employees through 2005.  As of September 30, 2004, approximately $0.2 million has been paid related to these agreements and approximately $0.8 million is included in other long-term liabilities at September 30, 2004.  Approximately $0.2 million will be recorded as compensation expense over the 18-month service period.  During the three and nine months ended September 30, 2004, we recorded compensation expense of approximately $41,000 and $95,000, respectively, relating to these agreements.

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

	Three Months Ended September 30,
	2003	2003
	Historical	Pro Forma

Revenues	$50,979	$54,295
Net income	$4,269	$1,990
Basic income per share	$0.13	$0.06
Diluted income per share	$0.11	$0.05

	Nine Months Ended September 30,
	2003	2003	2004	2004
	Historical	Pro Forma	Historical	Pro Forma

Revenues	$129,928	$138,067	$173,859	$175,615
Net income (loss)	$5,223	$(3,162)	$7,563	$9,923
Basic income (loss) per share	$0.17	$(0.11)	$0.17	$0.23
Diluted income (loss) per share	$0.15	$(0.11)	$0.16	$0.23

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

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the three and nine months ended September 30, 2003 and 2004 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income or net income attributable to common stockholders as reported	$4,269	$3,451	$5,223	$7,563
Stock-based employee compensation expense included in reported net income attributable to common stockholders	5	5	15	15
Stock-based employee compensation expense determined under fair value based method	(4,042)	(1,262)	(5,346)	(3,083)
Pro forma net income (loss) attributable to common stockholders	$232	$2,194	$(108)	$4,495
Basic net income per share:
As reported	$0.13	$0.08	$0.17	$0.17
Pro forma	$0.01	$0.05	$—	$0.10
Diluted net income per share:
As reported	$0.11	$0.07	$0.15	$0.16
Pro forma	$0.01	$0.05	$—	$0.10

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Nine Months Ended September 30,
	2003	2004
Risk free interest rate	3.37%	3.0%
Expected dividend yield	—	—
Expected life	7.5 years	4 years
Expected volatility	82%	89%

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

6.             Short-Term Investments

The following table summarizes our short-term investments as of September 30, 2004 (in thousands):

	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
U.S. Government securities	$48,486	$(264)	25	$48,247
Municipal securities and corporate debt	37,325	—	—	37,325
Commercial paper and other	8,405	(20)	—	8,385
	$94,216	$(284)	$25	$93,957

The cost and fair value of short-term investments at September 30, 2004 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Due in one year or less	$73,669	$73,448
Due after one year through five years	14,247	14,209
Due after five years through ten years	—	—
Due after ten years (primarily auction rate securities)	6,300	6,300
	$94,216	$93,957

7.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value.  The following is a summary of inventories (in thousands):

	December 31, 2003	September 30, 2004

Purchased parts and materials	$1,706	$1,343
Work-in-process	24	77
Finished goods	1,428	2,087
	$3,158	$3,507

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

As of September 30, 2004, the Company only has accruals for facility closures and related costs remaining.  The following is a summary of restructuring activity recorded during the period from January 1, 2004 to September 30, 2004 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at September 30, 2004
Facility closures and related costs	$401	$(70)	$(131)	$200

June 2001 Restructuring

Facility closures and related costs	$523	$(314)	$(159)	$50

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

Sales to our largest channel partner accounted for approximately 86% of our net revenue for both the three months ended September 30, 2003 and 2004 and 83% and 86% for the nine months ended September 30, 2003 and 2004, respectively.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total

Three months ended:
September 30, 2003:
Net revenue	$49,179	$968	$832	$50,979
Gross profit (loss)	$12,482	$(524)	$255	$12,213
September 30, 2004:
Net revenue	$52,977	$3,336	$643	$56,956
Gross profit (loss)	$15,604	$(1,111)	$175	$14,668

Nine months ended:
September 30, 2003:
Net revenue	$123,283	$4,083	$2,562	$129,928
Gross profit (loss)	$30,457	$(3,662)	$967	$27,762
September 30, 2004:
Net revenue	$163,587	$5,311	$4,961	$173,859
Gross profit (loss)	$47,933	$(4,351)	$206	$43,788

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet Family	Legacy and Other	Services	Total
As of:
December 31, 2003	$207,686	$6,553	$4,204	$218,443
September 30, 2004	$220,068	$10,473	$3,240	$233,781

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenue:
United States	$48,172	$53,065	$122,040	$163,587
Europe	2,262	1,973	5,586	5,311
Asia	545	1,918	2,302	4,961
	$50,979	$56,956	$129,928	$173,859
Operating income (loss):
United States	$4,036	$2,747	$4,727	$6,037
Europe	105	(33)	(60)	(349)
Asia	(28)	419	216	795
	$4,113	$3,133	$4,883	$6,483

Net revenue is recorded in the geographic area in which the sale is originated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections.  Because such forward-looking statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Certain Risk Factors Related to the Company’s Business” and elsewhere in this quarterly report on Form 10-Q/A. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q/A and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

The accompanying management’s discussion and analysis of results of operations and financial condition gives effect to the restatement of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004, as described in Note 1 to the unaudited condensed consolidated financial statements.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.0	74.2	78.6	74.8
Gross profit	24.0	25.8	21.4	25.2
Operating expenses:
Sales and marketing	6.8	7.0	7.9	7.1
Research and development	5.5	8.5	5.9	7.7
General and administrative	3.6	4.8	3.8	4.2
Restructuring, net		—		(0.2)
In-process research and development		—		2.7
Total operating expenses	15.9	20.3	17.6	21.5
Operating income	8.1	5.5	3.8	3.7
Net income	8.4%	6.1%	4.1%	4.4%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Revenue

Net revenue increased $6.0 million, or 11.8% to $57.0 million for the three months ended September 30, 2004 from $51.0 million for the three months ended September 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 86% or $48.8 million of our net revenue for the three months ended September 30, 2004.  Total fibre channel units shipped were 2,334 for the three months ended September 30, 2004 compared to 2,205 fibre channel units shipped for the three months ended September 30, 2003.  Small computer systems interface, or SCSI, units shipped were 3,489 for the three months ended September 30, 2004 compared to 3,159 SCSI units for the three months ended September 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade, products began shipping in the second quarter of 2004.  We recorded revenue of approximately $3.5 million related to such products during the three months ended September 30, 2004.  Revenue related to sales of our SATA product for the three months ended September 30, 2004 were lower than anticipated, however, we anticipate that fourth quarter revenue related to such products will increase over the 2004 third quarter.  Overall, our sales to Sun were impacted by the fact that Sun’s storage business was down 25% quarter over quarter.  Our sales to Sun were also negatively impacted by seasonality reflecting Sun’s lower first quarter sales compared to the historically stronger sales of Sun’s June year-end quarter. Non-Sun revenue was $8.2 million for the three months ended September 30, 2004 compared to non-Sun revenue of $7.1 million for the three months ended September 30, 2003. We continue to prioritize the importance of growing our non-Sun revenue.  We anticipate that such revenue for the fourth quarter of 2004 will increase over non-Sun revenue for the three months ended September 30, 2004.

Cost of Goods Sold

Cost of goods sold increased $3.5 million, or 9.0%, to $42.3 million for the three months ended September 30, 2004 from $38.8 million for the three months ended September 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 74.2% for the three months ended September 30, 2004 from 76.0% for the three months ended September 30, 2003.  As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the three months ended September 30, 2004 compared to the quarter ended September 30, 2003. This increase also reflects the incremental increase to costs of good sold related to our SATA and Blade products. The decrease in cost of goods sold, as a percentage of our net revenue is primarily attributable to cost reductions related to production materials achieved during the three months ended September 30, 2004 when compared to the three months ended September 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors, predetermined contractual cost reductions and the transition from soft to hard tooling compared to the three months ended September 30, 2003.

Gross Profit

Gross profit increased $2.5 million, or 20.1%, to $14.7 million for the three months ended September 30, 2004 from $12.2 million for the three months ended September 30, 2003. As a percentage of net revenue, gross profit increased to 25.8% for the three months ended September 30, 2004 from 24.0% for the three months ended September 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in gross profit as a percentage of our net revenue for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003 primarily reflect cost reductions achieved subsequent to September 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling.  Our SATA and Blade products continue to negatively impact our gross profit margin.  However, the product mix for third quarter and cost reductions achieved related to our SATA product partially mitigated this impact.  Although we anticipate that our SATA and Blade products will continue to produce a lower gross margin percentage than our SCSI or fibre channel products, we believe that further cost reductions are possible for such products and anticipate that these products will post both incremental revenue and margin dollars in future quarters. Gross profit margin for the three months ended September 30, 2004 was also negatively impacted by $0.6 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004. There are a number of factors that are likely to impact our gross profit over the next few quarters including anticipated cost reductions related to our SATA and Blade products; the mix of our customers and increases in the cost of components.  Although we cannot predict with certainly the impact that these events will have on our future gross profit, we anticipate that once we incorporate the Chaparral controller technology into our enclosure, we should experience improved gross margins.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 14.3%, to $4.0 million for the three months ended September 30, 2004 from $3.5 million for the three months ended September 30, 2003. As a percentage of net revenue, sales and marketing expenses increased to 7.0% for the three months ended September 30, 2004 from 6.8% for the three months ended September 30, 2003.  The increase in the dollar amount of sales and marketing related expenses is primarily attributable to increased travel and lodging expense of $0.5 million compared to the three months ended September 30, 2003. The increase in sales and marketing expense also reflects

$0.2 million from the amortization of the customer relationship intangible asset acquired in connection with the Chaparral transaction.  Marketing expenses also increased approximately $0.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to our participation in various tradeshows during the past three months.   The remaining increase in sales and marketing expenses for the three months ended September 30, 2004 relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis.

Research and Development Expenses

Research and development expenses increased $2.0 million, or 71.4%, to $4.8 million for the three months ended September 30, 2004 from $2.8 million for the three months ended September 30, 2003. As a percentage of net revenue, research and development expenses increased to 8.5% for the three months ended September 30, 2004 from 5.5% for the three months ended September 30, 2003. The dollar and percentage increase in research and development expense primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the quarter ended September 30, 2003.  During the quarter ended September 30, 2004, we averaged approximately 104 full-time direct engineering employees compared to an average of approximately 59 full-time direct engineering employees for the three months ended September 30, 2003.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $0.6 million compared to the three months ended September 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses and expenditures related to on-going research and development activities conducted at Longmont were approximately $1.2 million for the three months ended September 30, 2004.  There were no comparable expenses for the three months ended September 30, 2003.  Depending on the timing of certain activities, we anticipate that research and development expense for the remaining quarter of the year ending December 31, 2004 will likely equal or slightly exceed research and development expenditures incurred during the quarter ended September 30, 2004.

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

Nine Months Ended September 30, 2004 Compared to Nine Months September 30, 2003

Net Revenue

Net revenue increased $44.0 million, or 33.9%, to $173.9 million for the nine months ended September 30, 2004 compared to $129.9 million for the nine months ended September 30, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 86% or $150.9 million of our net revenue for the nine months ended September 30, 2004.  Total fibre channel units shipped were 7,903 for the nine months ended September 30, 2004 compared to 5,329 fibre channel units shipped for the nine months ended September 30, 2003.  Small computer systems interface, or SCSI, units shipped were 10,426 for the nine months ended September 30, 2004 compared to 7,692 SCSI units for the nine months ended September 30, 2003.  In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications.  Our SANnet II SATA, or SATA, and SANnet II Blade Ultra320, or Blade products began shipping in the second quarter of 2004.  We recorded revenue of approximately $8.2 million related to such products during the nine months ended September 30, 2004.  Non-Sun revenue was $24.4 million for the nine months ended September 30, 2004 compared to $22.1 million for the nine months ended September 30, 2003.

Cost of Goods Sold

Cost of goods sold increased $27.9 million, or 27.3%, to $130.1 million for the nine months ended September 30, 2004 compared to $102.2 million for the nine months ended September 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 74.8% for the nine months ended September 30, 2004 from 78.6% for the nine months ended September 30, 2003. As described above, the increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 and incremental cost of goods sold attributable to the introduction of our SATA and Blade products Additionally, cost of goods sold increased approximately $1.4 million due to the impact of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral. The decrease in cost of goods sold, as a percentage of our net revenue was primarily attributable to cost reductions related to production materials achieved during the nine months ended September 30, 2004.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling compared to the nine months ended September 30, 2003. The decrease in cost of goods sold as a percentage of revenue also reflects costs incurred during the nine months ended September 30, 2003 to outsource the manufacturing of certain fibre channel products.  We did not incur similar costs for the nine months ended September 30, 2004.

Gross Profit

Gross profit increased $16.0 million, or 57.6%, to $43.8 million for the nine months ended September 30, 2004 compared to $27.8 million for the nine months ended September 30, 2003. As a percentage of net revenue, gross profit increased to 25.2% for the nine months ended September 30, 2004 from 21.4% for the nine months ended September 30, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in gross profit as a percentage of our net revenue for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003 primarily reflect cost reductions achieved subsequent to September 30, 2003.  Such cost reductions primarily reflect the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling.  Introduction in June 2004 of our SATA and Blade products negatively impacted our gross profit margin primarily due to expedite charges, soft tooling, domestic production combined with relatively low start-up volumes. Gross profit margin for the nine months ended September 30, 2004 was also negatively impacted by $1.4 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.0 million, or 19.4%, to $12.3 million for the nine months ended September 30, 2004 compared to $10.3 million for the nine months ended September 30, 2003. As a percentage of net revenue, sales and marketing expenses was 7.1% for the nine months ended September 30, 2004 and 7.9% for the nine months ended 2003.  The increase in the dollar amount of sales and marketing related expenses is primarily attributable to increased salaries and related expenses of approximately $0.3 million, an increase in travel and lodging expense of $0.8 million, $0.3 million related to small equipment and fixtures and $0.2 related to increased participation in various tradeshows.  The increase in sales and marketing expenses also reflects $0.4 million from the amortization of the customer relationship intangible asset acquired in connection with the acquisition of Chaparral.  The remaining increase in sales and marketing expenses relates to an increase in a variety of sales and marketing activities none of which are significant on an individual basis. We continue our efforts to grow our non-OEM commercial sales.  The decrease in  sales and marketing expenses as a percentage of net revenue for the nine months ended September 30, 2004 reflects the impact of increased 2004 sales through September 30, 2004.  For the fourth quarter of 2004, we expect that sales and marketing expenses will remain at or slightly above spending levels experienced during the first nine months of 2004.

Research and Development Expenses

Research and development expenses increased $5.7 million, or 74.0%, to $13.4 million for the nine months ended September 30, 2004 from $7.7 million for the nine months ended September 30, 2003. As a percentage of net revenue, research and development expenses increased to 7.7% for the nine months ended September 30, 2004 from 5.9% for the nine months ended September 30, 2003.  The dollar increase in research and development expenses primarily reflects an increase in salary and related expenses attributable to an increase in the number of our full-time direct engineering team members compared to the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, we averaged approximately 98 full-time direct engineering employees compared to an average of approximately 50 full-time direct engineering employees for the nine months ended September 30, 2003.  The increase includes the addition of approximately 20 employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $1.8 million compared to the nine months ended September 30, 2003.  The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees.  Salary and related expenses for such employees and expenditures related to the Longmont facility and other costs to support ongoing development effort amount to an increase of approximately $2.8 million.  There were no comparable expenses for the nine months ended September 30, 2003. The remaining increase in research and development expenses not directly related to headcount primarily reflect costs related to various research and development projects including our new SATA and Blade products and the integration of the technology acquired from Chaparral into new and existing products.  Such project expenses for the nine months ended September 30, 2004 exceeded similar expenses in the comparable prior year nine-month period by approximately $1.2 million. The percentage increase in research and development expenses reflects all of the items discussed above, partially offset by the increase in revenue for the nine months ended September 30, 2004.

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

Restructuring expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the nine months ended September 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office.  Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the nine months ended September 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million.  We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expense accrued as of September 30, 2004.

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

Other Income

Other income increased by $0.8 million to $1.3 million for the nine months ended September 30, 2004 from $0.5 million for the three months ended September 30, 2003. The increase is primarily attributable to an increase in interest income.  Although we had significantly more cash at September 30, 2003 compared to September 30, 2004, the proceeds from our secondary offering of our common stock were received in late September 2003.  Such proceeds therefore did not earn significant interest income during the three months ended September 30, 2003.  The increase in interest income was partially off-set by approximately $0.4 million in interest expense primarily related to the $6 million note payable assumed in connection with our acquisition of Chaparral in February 2004.

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

Liquidity and Capital Resources

As of September 30, 2004, we had $114.6 million of cash, cash equivalents and short-term investments and working capital of $118.6 million.

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

For the nine months ended September 30, 2004, cash provided by operating activities was $0.2 million compared to cash provided by operating activities of $14.9 million for the same period in 2003. The net cash provided by operating activities is primarily attributable to net income of $7.6 million increased by the add back of a non-cash charge of $4.7 million related to the write-off of in-process research and development in connection with our acquisition of Chaparral and depreciation and amortization of $4.6 million. Cash flow from operations reflect the positive impact of approximately $5.8 million related to the management of certain payments to vendors. Cash provided from operations was negatively impacted by the increase in accounts receivable of approximately $21.6 million. This increase reflects the payment terms for our largest OEM channel partner increasing from net 10 days to net 20 days during the first three months of fiscal year 2004 and then to net 30 days for the three months ended June 30, 2004 and finally to 45 days for the three months ended September 30, 2004.  We are currently in negotiations with our third party manufacturer to increase our payment terms to them and therefore do not anticipate significant changes in our future cash flow as a result of the change in our payment terms with our largest OEM channel partner.

Cash used in investing activities for the nine months ended September 30, 2004 was $79.2 million compared to $15.4 million for the same period in 2003.  The increase in the use of cash is primarily attributable to the acquisition of Chaparral that reduced cash by $65.4 million net of cash acquired from Chaparral.  We also made capital expenditures of $5.3 million during the nine months ended September 30, 2004 primarily to support new product development and in preparation for the manufacture of our fiber channel product line in Budapest, Hungary. Capital expenditures are expected to be approximately $1.5 million to $2.0 million for the fourth quarter of fiscal year 2004.  Additionally, we also made purchases of $56.6 million in short-term investments offset by proceeds of $48.0 received from the sales of short-term investments during the nine months ended September 30, 2004.

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

For the nine months ended September 30, 2004, capital expenditures amounted to $5.3 million primarily for test equipment and assembly line tooling related to the development of our SATA and Blade products and in preparation for the manufacture of our fiber channel product line in Budapest, Hungary.  Capital expenditures are expected to be approximately $1.5 million to $2.0 million for the fourth quarter of fiscal year 2004.

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

Quarter	Net Revenue	Net Income (Loss)
	(in millions)

First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5

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

	December 31, 2003	September 30, 2004
	(amounts in thousands)
Cash equivalents	$95,090	$7,591
Average interest rate	1.0%	1.0%
Short-term investments	$85,682	$93,957
Average interest rate	1.9%	2.0%
Total portfolio	$180,772	$101,548
Average interest rate	1.4%	1.9%

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

In February 2005, we discovered that our presentation of cost of goods sold, sales and marketing expense and research and development expense was not correct due to a misclassification of certain customer support and sustaining engineering activities as sales and marketing and research and development expense instead of cost of goods sold.  Accordingly, cost of goods sold, sales and marketing expense and research and development expense for the three and nine months ended September 30, 2004 have been restated as described in Note 1 of notes to the condensed consolidated financial statements included in this Report on Form 10-Q/A.  Additionally, we determined that a transaction that properly reversed cost of goods sold was inadvertently entered twice resulting in an overstatement of inventory and understatement of cost of goods sold.  Accordingly, inventory as of September 30, 2004 and cost of goods sold for the three and nine months ended September 30, 2004 have been restated as described in Note 1 of notes to the condensed consolidated financial statements included in this Report on Form 10-Q/A.

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