Form 10-K
period 2004-12-31
DOT HILL SYSTEMS CORP
filed 2005-03-16
CIK 1042783

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

        Common stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2004 was $412,074,813. Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

        The number of shares of the registrant's common stock outstanding as of March 7, 2005 was 43,793,613.

DOT HILL SYSTEMS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

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

PART I

Item 1.    Business

        We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, provides end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our RIO Xtreme™ products provide high performance and large capacities for a broad variety of environments. Our SANnet® products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 and are MIL-STD-810F compliant based on their ruggedness and reliability.

        Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and distributors. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun, and that agreement was recently extended until May 2007. We have been shipping our products to Sun for resale to Sun's customers since October 2002. We continue to develop new products for resale by Sun and other channel partners and expect to begin shipping several new products later in 2005.

        In February 2004, we acquired all the outstanding shares of Chaparral Network Storage, Inc., or Chaparral, a privately held storage system provider. We expect to integrate Chaparral's storage controller technology into our line of storage products. As a result of the acquisition, we have designated our Colorado facility as a research and development hub and continue to use Chaparral's team of engineers and facility support personnel.

        As part of our focus on indirect sales channels, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron. Our agreement with Solectron allows us to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of Solectron's manufacturing and procurement economies of scale.

        We were formed in 1999 by the combination of Box Hill Systems Corp. and Artecon, Inc., or Artecon. We reincorporated in Delaware in 2001. Our website address is http://www.dothill.com. Information contained on our website does not constitute a part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to those reports that we file with the SEC are currently available free of charge to the general public through our website. These reports are accessible on our website promptly after being filed with the SEC and are also accessible through the SEC's website which may be found at http: //www.sec.gov. In addition, you may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

  •
  new regulations and corporate policies requiring additional storage, such as compliance with the Sarbanes-Oxley Act of 2002, requirements imposed on healthcare companies and evolving regulatory requirements for financial services companies;

  •
  the implementation of enterprise-wide databases containing business management information;

  •
  gains in network bandwidth and the technology for managing and classifying large volumes of data; and

  •
  the development of the information lifecycle management, or ILM, and the expansion of the disk-to-disk backup market, due to new applications of technologies that offer improved alternatives in the trade-off between performance and cost of ownership.

        According to Gartner, Inc., or Gartner, the total storage capacity of all worldwide external, controller-based disk storage systems shipped will grow by 64.6% on a compounded annual basis between 2003 and 2008, reaching 5.8 million terabytes, or TB, in 2008.

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

Storage Area Networks

        Customers require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance. Historically, the Small Computer Systems Interface, or SCSI, was the primary method of connecting storage to servers. Then, the Fibre Channel protocol was developed, which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards. Gartner estimates that by 2008 network storage product sales will represent over 70.9% of the worldwide external disk storage market compared to approximately 61.3% of the market in 2003, growing at a 10.7% compound annual growth rate, or CAGR, from $7.8 billion in 2003 to $13.1 billion in 2008.

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

Reliability

        Perhaps one of the most important requirements for many customers is that their stored data be available, and that the systems upon which they are stored be reliable. For example, Internet-related customers can lose significant revenue for every minute their sites are inoperable and users can't access data from the web site. Similarly, the operations of corporate customers can grind to a halt if precious data is lost or unavailable. For these reasons, a storage system's reliability is often the critical factor in making a choice among storage systems.

Our Solutions

        We offer a broad line of networked data storage solutions composed of standards-based hardware and software for open systems environments. Many of the performance attributes demanded by high-end/data center end-users are incorporated into our products, at prices that are suitable for the entry-level or midrange markets. Our end-users consist of entry-level, midrange and high-end/data center users, requiring cost-effective, easily managed, high performance, reliable storage systems. Our product lines range from approximately 146 gigabyte, or GB, to complete 32 TB storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our indirect channel partners to customize solutions, bundling our products with value-added hardware, software and services.

        Our products and services are intended to provide users with the following benefits:

  •
  Low Total Cost of Ownership and High Return on Investment. Our products combine reliability, flexibility, scalability and manageability into one of the smallest form factors in today's market. Our product set provides end-users with a low total cost of ownership due to our products' extreme reliability, the simplicity of our "plug-and-play" technology, decreased service and support costs and modular system approach that allow end-users to add capacity as needed. The modular nature of our products addresses our end-users' desire for a storage solution that does not require a large, upfront investment in a monolithic structure with unused capacity. In addition, we believe that our SANnet II storage systems are among the most space-efficient in the storage industry, maximizing our customers' limited space and significantly reducing their costs. By extending and leveraging our customers' installed storage system and architecture, we are able to provide solutions that offer both a lower total cost of ownership and a higher return on investment.

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

  •
  Reliability. We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We offer enterprise-class reliability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, 99.9998% reliability, high performance, and ruggedness into our SANnet II storage systems. Redundant components have the ability to be replaced while the system is online without interrupting network activity. All of our SANnet II disk array products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F certifications.

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

        Following the acquisition of Chaparral in February 2004, we began integrating the technology purchased into our existing products. We also, intend to continue to offer customers existing Chaparral products and to integrate Chaparral's storage controller technology into future products and product lines.

Our Strategy

        Our objective is to focus on profitable growth and capture an increasing share of the open systems storage solution market.

        Focus on Profitable Growth.    We have focused our business strategy in several ways to enhance our margins and increase profits.

  •
  Utilize indirect sales channels. We have adopted an indirect sales model to access end-user markets primarily through our OEM, SI, distributor, and VAR partners. This allows us to benefit from our channel partners' extensive direct and indirect distribution networks, installed customer base, and greater sales, marketing, and global service and support infrastructures.

  •
  Outsource manufacturing and service operations. We outsource substantially all of our manufacturing operations, which allow us to reduce manufacturing infrastructure, enhance working capital, and improve margins. In addition, we encourage our channel partners to provide support and service directly to end-users.

        Develop and Expand OEM Relationships.    In May 2002, we entered into an OEM agreement with Sun under which Sun resells our SANnet II and SANscape® products to its customers under Sun's private label. Our agreement with Sun was expanded in January and March 2004 to extend the term by three years and include additional products under the agreement. In addition to Sun, we have other OEM partners, including Comverse Technology, Inc., or Comverse Technology, Motorola, Inc., or Motorola, and NEC Corp, or NEC, for our hardware products and Storage Technology Corporation, or

StorageTek, and Network Appliance, Inc., or NetApp, for our software products. We intend to continue seeking additional OEM relationships with other industry leaders to sell current and future products and expand the number of products offered to existing OEM partners to enable them to address new markets.

        Broaden Non-OEM Channels to Diversify Revenues.    We intend to continue expanding our non-OEM sales channels through SIs, distributors and VARs in order to decrease our revenue concentration with OEMs. During 2004 we expanded our relationship with Bell Microsystems, Inc. where Bell Microsystems will resell our complete line of storage products.

        Grow and Extend Technology Leadership.    We view our core competencies as the research, design and engineering of modular open storage systems. We believe that focused research and development on advanced, cost effective storage technologies is critical to our ongoing success. We intend to accelerate our expenditures on technology development and integration in order to offer more complete storage solutions and enhance our existing products to benefit our channel partners' efforts to increase sales. We introduced our SANnet II Serial Advanced Technology Attachment, or SATA, during the second quarter of 2004. We expect to introduce products integrating the Chaparral storage controller technology later this year.

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

Our Products

        We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers' needs for easily scalable cost effective solutions. We currently offer storage systems in Fibre Channel, SCSI, and SATA configurations. Our software offerings consist of storage management applications, which can manage any one or all of our storage system configurations, and performance enhancing software that we sell bundled with our storage systems or license separately to OEM customers.

        All of our SANnet II products are NEBS Level 3 certified and MIL-STD-810F compliant. NEBS guidelines were originally developed by Bellcore, now Telcordia, as ultra-high reliability standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD-810F is a military standard created by the U.S. Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are important requirements for end-users.

        Our primary products include the following:

Product Line	Description	General Availability	Capacity	Target Market	Features
Hardware
SANnet II SCSI	2 unit high, 12 to 36 drives, Ultra160 SCSI DAS storage	4Q02	146 GB to 10 TB using 300 GB SCSI drives	Entry-level and Midrange	Compact 3.5 inch high enclosures, fully redundant RAID using SCSI connections, expandable storage capacity
SANnet II FC	2 unit high, 12 to 108 drives, 2 Gigabit Fibre Channel DAS and SAN storage	1Q03	146 GB to 32 TB using 300 GB FC drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
SANnet II Blade	1 unit high, drives, Ultra320 SCSI DAS	1Q04	146 GB to 1.2 TB using 300 GB SCSI drives	Entry-level	Highly rack-optimized design, connects to low-cost server SCSI ports
SANnet II SATA	2 unit high, 12 to 72 drives, 2 Gigabit Fibre Channel DAS and SAN storage	2Q04	800GB to 28 TB using 400 GB SATA drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
RIO Xtreme	5 unit high, 24 to 108 drives, 2 Gigabit Fibre Channel DAS and SAN storage	3Q04	1.75 TB to 32 TB using 300 GB FC drives	Midrange	Complete SAN solution, scalable performance and capacity without interruptions, optimized for high bandwidth applications
Software
SANpath	Storage area networking software	1Q00	N/A	Entry-level and Midrange	Load balancing, multipathing, path fail over, path fail back and LUN masking
SANscape	Storage management software	1Q00	N/A	Entry-level and Midrange	Graphical and command line consoles with diagnostics, monitoring and reporting

        See related discussion in Note 18 to our consolidated financial statements for the year ended December 31, 2004.

        SANnet II Family of Storage Solutions.    We began the introduction of our SANnet II family, during the fourth quarter of 2002. SANnet II provides enterprise class functionality to the entry-level, midrange and high-end storage markets at attractive prices. Through our SANnet II family of networked storage solutions, we offer compact, rugged RAID arrays that support SAN and direct attached storage, or DAS, configurations. The SANnet II products provide 99.9998% uptime and are tested to operate in extreme environmental conditions. In addition, our SANnet II products share a common modular architecture and unified management system that integrates our SANpath and SANscape management software.

  •
  SANnet II SATA.  We launched our SANnet II SATA storage product in the second quarter of 2004. It is an entry-level storage product for IT managers requiring a compact near line storage solution.

  •
  SANnet II Blade.  We launched our SANnet II Blade product during the first quarter of 2004. It is an entry-level ultra-compact storage solution for DAS architectures.

  •
  SANnet II FC.  We launched our SANnet II FC storage product in the first quarter of 2003. It is a Fibre Channel-based online storage product for IT managers that require a SAN solution.

  •
  SANnet II SCSI.  We launched our SANnet II SCSI product during the fourth quarter of 2002. It is an entry-level ultra-compact storage solution for DAS architectures.

        RIO Xtreme Family of Storage Solutions.    We introduced our newest generation of open systems storage products, our RIO Xtreme family, during the third quarter of 2004. Rio Xtreme provides high performance to the midrange and high-end storage markets at attractive prices. Through our RIO Xtreme family of networked storage solutions, we offer compact, fast arrays that support SAN and DAS configurations.

        We acquired the controller technology used in RIO Xtreme in our acquisition of Chaparral.

  •
  RIO Xtreme.  We launched our RIO Xtreme storage product in the third quarter of 2004. It is a mid-range storage product for applications requiring high bandwidth storage.

        Software.    We develop application software technologies and products that are complementary to our overall storage solutions. Our host-based software is delivered as two primary application suites: SANpath and SANscape. Our software supports widely used open systems platforms, including Linux, Unix, and Windows.

  •
  SANpath.  SANpath is our storage area networking software that improves system performance and enables storage multipathing to ensure comprehensive reliability, availability and serviceability. Originally released during the first quarter of 2000, SANpath functions with SCSI or Fibre Channel host connections and storage hardware, including our SANnet II storage solutions deployed within either DAS or SAN architectures. All SANpath managed environments may be re-configured without interruptions to operating systems or applications. SANpath provides a number of features, such as: path failover, load balancing, dynamic volume management, the reassignment of storage volume without server restarts and secure storage volume assignment via access control lists.

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

Sales and Marketing

        We market and distribute our products globally through our partners. Our channel partners consist of OEMs, SIs and VARs, which we use to cost-effectively pursue a wide range of potential end-users. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We have established a channel partner program consisting of tiers that distinguishes and rewards our partners for their levels of commitment and performance. We maintain a sales and marketing organization operating out of our headquarters in Carlsbad, California, with regional offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom as well as several smaller localized field sales offices throughout North America. Our products are sold under the Dot Hill brand name and under the names of our OEM customers. For the year ended December 31, 2002, 2003 and 2004 sales to one customer accounted for approximately 25.0%, 83.4%, and 86.3% of our net revenues, respectively. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

OEMs

        Our primary distribution channel is through OEMs. We have several OEM relationships and are actively developing new ones. Currently OEM partners include Comverse Technology, Motorola and Sun. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. For the years ended December 31, 2003 and 2004, OEM sales represented 85.9% and 89.6% of our net revenue, respectively. Sales to Sun accounted for 83.4% and 86.3% of our net revenue for the years ended December 31, 2003 and 2004, respectively.

Indirect Channels

        Most of our non-OEM products are sold in conjunction with SIs, distributors, and VARs who work closely with our sales force to sell our products to end-users. Our indirect channel partners generally resell our products under the Dot Hill brand name and share responsibility with us for marketing, sales, service and support. We believe indirect channel sales represent an attractive growth opportunity and intend to expand the scope of our indirect channel sales efforts by continuing to actively pursue additional indirect channel partners, both domestically and internationally.

Marketing

        We support our OEM and other indirect channels with a broad array of marketing programs designed to build our brand name, attract additional channel partners and generate end-user demand. Our product marketing team, located in Carlsbad, California, focuses on product strategy, product development roadmaps, the new production introduction process, product lifecycle management, demand assessment and competitive analysis. The product marketing team also ensures that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development roadmap to meet key channel technology requirements.

Our Relationship with Sun

        In May 2002, we entered into a three-year OEM agreement with an annual renewal to provide our SANnet II and SANscape products for private label sales by Sun. This agreement was recently extended until May of 2007. During October 2002, we began shipping to Sun the first product in our SANnet II family of systems, SANnet II SCSI, for resale to Sun's customers. We began shipping our SANnet II FC to Sun in March 2003, our SANnet II SATA to Sun in June 2004, and our SANnet II Blade to Sun in March 2004. We are developing new products targeted for sale by Sun and expect our relationship to continue to expand. There are no minimum purchase agreements or guarantees in our agreement with Sun, and the agreement does not obligate Sun to purchase its storage solutions exclusively from us.

        As of December 31, 2004, Sun held the right to acquire from us a number of shares of common stock equal to up to 3.2% of our common stock outstanding. In May 2002, in connection with the original OEM agreement, we issued a warrant to Sun to purchase 1,239,527 shares of our common stock. In February 2003, we issued a warrant to Sun in connection with a private placement of our preferred stock. As of December 31, 2004, this warrant was exercisable for 154,742 shares of our common stock. Under the terms of the warrants, we are obligated to file a registration statement with respect to the resale of all of the shares of our common stock issuable upon exercise of the warrants.

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

        Because of our relationship with Sun, we are subject to seasonality related to Sun's historical sales pattern. Generally, sales for the second quarter of our fiscal year reflect the positive impact attributed to Sun historically strong sales in the last quarter of its fiscal year. Conversely, sales for the third quarter of our fiscal year typically reflect the impact of decreased sales to Sun for the first quarter of its fiscal year.

Customer Service and Support

        We recognize that providing comprehensive, proactive and responsive support is essential to establishing new customer accounts and securing repeat business. We provide comprehensive, 24 hours a day, seven days a week, 365 days a year, global customer service and support, either directly or through third party service providers, aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration. Through direct and third party service providers, we maintain a global network of professional engineers and technicians who provide telephonic technical support in various languages from strategically located global response centers on a 24 hour, seven day basis. In addition, we provide four hour on site service response on a global basis. We also offer all of our customers access to SANsolve, our web-hosted interactive support knowledge base that gives our customers the ability to find answers to technical questions as well as initiate and track all support issues.

        We have also taken steps to better align our service and support structure with our indirect sales model. We have:

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

  •
  Focused on providing the higher levels of support for a fee and the establishment of authorized service providers; and

  •
  Engaged Anacomp, Inc., or Anacomp, to be the exclusive provider of on site maintenance, warranty and non-warranty services for customers who purchase new maintenance agreements for our prior generation SANnet product family and other legacy products. Anacomp also manages our non-warranty customers and is the exclusive distributor of spare parts for our legacy products. In addition, Anacomp provides first and second level technical support for all of our product lines.

        We plan to continue to maintain our current service offerings, including onsite support contracts. These services will be performed either directly by us, or through the increased use of third party service providers.

Research and Development

        Our research and development team is focused on developing innovative storage and networking products, storage management software for the open systems market, and the integration of our recently-acquired storage controller technology into Dot Hill designed storage systems. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the Unix environment, and the first NEBS Level 3 certified and MIL STD-810F tested line of storage systems. We believe that our success depends on our ability to continuously develop products that meet changing customer needs and to anticipate and proactively respond to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines.

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

        Our research and development activities are directed by individuals with significant expertise and industry experience. Our total research and development expenses were $10.0 million, $11.9 million and $18.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Intellectual Property

        Our success depends significantly upon our proprietary technology. We have received registered trademark protection for the marks SANnet®, SANpath®, SANscape®, Stratis®, Dot Hill®, Dot Hill Systems® and the Dot Hill logo. We have attempted to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We have registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees and with key vendors and suppliers.

        As of December 31, 2004, we had been awarded a total of 12 U.S. patents, three of which were awarded in 2004. Four patents generally cover RAID controller and SAN technology, which we believe could provide us with material competitive advantage. In addition, as of December 31, 2004, we had one Allowed U.S. patent, and 23 Filed U.S. patent applications. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

Competition

        The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corp., Hitachi Data Systems Corp., Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp., or Engenio, Adaptec, Inc., Xyratex Ltd., and Network Appliance, Inc. We also compete with traditional suppliers of computer systems, including Dell Inc., Hewlett-Packard Company and International Business Machines Corp., or IBM,, which market storage systems as well as other computer products.

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

Employees

        As of December 31, 2004, we had 253 full-time employees, of whom 68 were engaged in sales and marketing, 109 in research and development, 44 in manufacturing, 24 in general management and administration and 8 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Executive Officers of the Registrant at December 31, 2004

Name	Age	Position	Officer since
James L. Lambert	51	Chief Executive Officer, and Vice Chairman	August 1984*
Dana W. Kammersgard	49	President	August 1984*
Preston S. Romm	51	Chief Financial Officer, Vice President, Finance, Treasurer and Secretary	November 1999

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

        James L. Lambert has served as Vice Chairman and Chief Executive Officer since August 2004. From August 2000 to August 2004 Mr. Lambert served as Director and the President, Chief Operating Officer and sole Chief Executive Officer. Since August 1999, he has also served as President, Chief Operating Officer and Co-Chief Executive Officer. A founder of Artecon, Mr. Lambert served as President, Chief Executive Officer and director of Artecon from its inception in 1984 until the merger of Box Hill Systsems Corp. and Artecon in August 1999. Mr. Lambert currently serves as a director of the Nordic Group of Companies, a group of privately held companies. He is also a member of World Presidents Organization. Mr. Lambert holds a B.S. and an M.S. in Civil and Environmental Engineering from University of Wisconsin, Madison. Mr. Lambert is William R. Sauey's son-in-law.

        Dana W. Kammersgard has served as our President since August 2004. From August 1999 to August 2004, Mr. Kammersgard served as our Chief Technical Officer. Mr. Kammersgard was a founder of Artecon and served as a director from its inception in 1984 until August 1999. At Artecon, Mr. Kammersgard served in various positions since 1984, including Secretary and Senior Vice President of Engineering from March 1998 until August 1999 and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to co-founding Artecon, Mr. Kammersgard was the director of software development at CALMA, a division of General Electric Company. Mr. Kammersgard holds a B.A. in Chemistry from the University of California, San Diego.

        Preston S. Romm has served as our Chief Financial Officer, Vice President, Finance and Treasurer since November 1999. Mr. Romm has also served as our Secretary since April 2001. From January 1997 to November 1999, Mr. Romm was Vice President of Finance, Chief Financial Officer and Secretary of Verteq, Inc., a privately-held semiconductor equipment manufacturer. From November 1994 to January 1997, Mr. Romm was Vice President of Finance and Chief Financial Officer of STM Wireless, Inc., a wireless data and voice equipment manufacturer. From July 1990 to November 1994, Mr. Romm was Vice President and Controller of MTI Technology Corporation, a provider of data storage systems. Since March 2004, Mr. Romm has served as a director of Netlist, Inc., a developer of high-density memory subsystems that use proprietary printed circuit board designs. Mr. Romm holds a B.S. in Accounting from the University of Maryland and a M.B.A. from American University.

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

        Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 83.4% and 86.3% of our net revenue for the years ended December 31, 2003 and December 31, 2004, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in January 2004 for an additional two years through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2005 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

Any decline in Sun's sales could harm our business.

        A substantial majority of our revenues are generated by sales to Sun, which sells our products as separate units or bundled with its servers. If Sun's storage-related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun's quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. If these fluctuations cause Sun to decrease purchases of our storage products, our results in the first quarter of Sun's fiscal year, which is our third quarter, could be harmed. During October 2004, Engenio announced that it had broadened its OEM agreement with Sun. Under terms of the expanded agreement, Engenio will provide Sun with new modular storage technology and will co-develop future Sun storage products. While we do not currently believe that Engenio's relationship with Sun will impact our sales or our relationship with Sun, we cannot predict the impact that the Sun and Engenio relationship, if any, will have on our future sales to Sun.

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

        With our increased use of third-party manufacturers, our ability to control the timing of shipments has continued and will continue to decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which result in cash flow problems or a decline in our stock price.

Any shortage of disk drives could increase our costs or harm our ability to manufacture and deliver our storage products to our customers in a timely manner.

        Demand for disk drives recently surpassed supply, forcing drive manufacturers, including those who supply the disk drives integrated into many of our storage products, to manage allocation of their inventory. If this shortage is prolonged, we may be forced to pay higher prices for disk drives or may be unable to purchase sufficient quantities of disk drives to meet our customers' demand for our storage products in a timely manner or at all.

We experienced losses in 2002 and 2001 and may experience losses in the future.

        In 2004 and 2003, we recorded net income of $11.6 million and $12.1 million respectively; however, for the years ended December 31, 2002 and 2001, we incurred net losses of $34.3 million and $43.4 million respectively. We cannot assure you that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue engineering, research and development projects, enhance marketing efforts and otherwise operate our business. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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

        Our available cash, cash equivalents and short-term investments as of December 31, 2004 totaled $126.2 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun's failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating; debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

        Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)
First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0

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

  •
  customers' internal review and testing procedures; and

  •
  our engineering work necessary to integrate a storage solution with a customer's system.

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

The market for our products is subject to substantial pricing pressure that may decrease our margins.

        Pricing pressures exist in the data storage market and have harmed and may in the future continue to harm our net revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are customarily passed on to customers by storage companies through a continuing decrease in price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price as opposed to features of products, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are unable to offset those pressures with commensurate cost reductions from our suppliers or by providing new products and features, our margins will be harmed.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly, time-consuming litigation or even the inability to offer certain products.

        We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape, Stratis, Dot Hill and the Dot Hill logo. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.

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

        The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corp., Hitachi Data Systems Corp., Engenio, Adaptec, Inc., Xyratex Ltd, and Network Appliance Inc. We also compete with traditional suppliers of computer systems, including Dell Inc., Hewlett-Packard Company and IBM, which market storage systems as well as other computer products.

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

        The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors or us could render our existing products obsolete. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products, including new software and hardware, and enhancements to existing software and hardware that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing customer-purchasing decisions.

A significant percentage of our expenses are fixed, and if we fail to generate revenues in associated periods, our operating results will be harmed.

        Although we have taken a number of steps to reduce operating costs, we may have to take further measures to reduce expenses if we experience operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue. As a result, if net revenue does not meet our projections, operating results may be negatively affected. We may experience shortfalls in net revenue for various reasons, including:

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

        Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include James Lambert, our Vice Chairman and Chief Executive Officer, Dana Kammersgard, our President, and Preston Romm, our Chief Financial Officer. If any one of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

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

        We have made several reductions in our workforce. Although the reductions were designed to reduce our operating costs, the reductions have increased the responsibilities of our remaining employees. As a result, we face risks associated with transferring the duties of our former employees to our remaining employees. In addition to the expense involved in retraining employees, there is a risk that our current work force will be unable to effectively manage all of the duties of our former employees, which could adversely impact our research and development efforts, our general accounting and operating activities, our sales efforts and our production capabilities.

Our executive officers and directors and their affiliates own a significant percentage of our outstanding shares, which could prevent us from being acquired and adversely affect our stock price.

        As of December 31, 2004, our executive officers, directors and their affiliates beneficially owned approximately 6.8% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

        Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of December 31, 2004 there were outstanding warrants to purchase 1,966,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

        Managing the acquisition of Chaparral may divert our attention from other business operations. This transaction also has resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. As a result, the Chaparral transaction may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

Compliance with Sarbanes-Oxley Act of 2002.

        We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in significant accounting and legal expenses. We expect to continue to incur significant expense in future periods to comply with regulations pertaining to corporate governance as described above.

If we fail to maintain effective internal control over financial reporting, we may be required to make additional public disclosures related to our internal control deficiencies and our management may not be able to conclude that our internal control over financial reporting is effective for the year ended December 31, 2005.

        We have documented and tested our internal control systems and procedures for the year ended December 31, 2004. Based on our evaluation we have identified internal control deficiencies that constitute material weaknesses relating to our financial closing process, inventory processing and processing related to fixed assets. Accordingly, management has concluded that our internal control over financial reporting was not effective as of December 31, 2004. If we encounter problems or delays in the implementation of improvements and corrective measures, we may be required to make further disclosures about internal control deficiencies and/or material weaknesses and investor perceptions of our company may be adversely affected, which could cause a decline in the market price of our stock.

Item 2.    Properties

        Our headquarters and principal research and marketing facilities occupy approximately 67,200 square feet in Carlsbad, California, under a renewable lease that expires in December 2005. In addition, we lease a sales office in Boston, Massachusetts, and six international offices in five countries: Germany, Japan, the Netherlands, Singapore and the United Kingdom. With the acquisition of Chaparral, we added a research and development facility that occupies approximately 26,930 square feet in Longmont, Colorado, under a lease that expires in July 2007. We also have a lease for a facility in Corona, California for 7,160 square feet. Solectron manufactures substantially all of our products. We believe that with our existing facilities and Solectron's manufacturing capabilities, we have the capacity to meet any potential increases to our forecasted production requirements and therefore believe our facilities are adequate to meet our needs in the foreseeable future.

Item 3.    Legal Proceedings

        Crossroads Systems—On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads' claims and are in the process of vigorously defending against them. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

        Chaparral Shareholder Lawsuit—In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased Chaparral securities during a defined period prior to our acquisition of Chaparral. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them.

        In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders

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

	Low	High
Year Ended December 31, 2003
First Quarter	$3.10	$6.12
Second Quarter	6.01	14.00
Third Quarter	13.52	18.95
Fourth Quarter	12.66	17.37
Year Ended December 31, 2004
First Quarter	$10.04	$17.14
Second Quarter	7.24	11.36
Third Quarter	7.18	10.98
Fourth Quarter	6.25	8.89

        On March 7, 2005 the last reported sale price for our common stock on the Nasdaq National Market was $6.31 per share. As of March 7, 2005, there were 43,793,613 shares of our common stock outstanding held by approximately 5,928 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

        Statement of operations data for the years ended December 31, 2002, 2003 and 2004, and the balance sheet data as of December 31, 2003 and 2004 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. Statement of operations data for the years ended December 31, 2000 and 2001 and balance sheet data as of

December 31, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2000	2001	2002	2003	2004(1)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$121,197	$56,277	$46,936	$187,448	$239,376
Cost of goods sold	77,730	44,818	45,444	142,550	179,875

Gross profit	43,467	11,459	1,492	44,898	59,501

Operating expenses:
Sales and marketing	31,747	23,717	22,513	14,086	16,839
Research and development	8,798	6,673	10,043	11,950	17,993
General and administrative	6,891	4,533	5,150	7,418	9,992
In-process research and development(1)	—	—	—	—	4,700
Merger and restructuring expenses(2)	—	4,905	1,550	—	(434)

Operating income (loss)	(3,969)	(28,369)	(37,764)	11,444	10,411

Net income (loss)	$(948)	$(43,391)	$(34,303)	$12,131	$11,597

Net income (loss) attributable to common stockholders	$(948)	$(43,391)	$(34,759)	$11,990	$11,597

Net income (loss) per share:
Basic	$(0.04)	$(1.76)	$(1.39)	$0.35	$0.27

Diluted	$(0.04)	$(1.76)	$(1.39)	$0.31	$0.25

Weighted average shares outstanding:
Basic	24,253	24,703	24,953	33,856	43,460

Diluted	24,253	24,703	24,953	38,164	46,395

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$33,653	$16,457	$10,082	$191,545	$126,186
Working capital	54,454	25,832	2,224	177,650	123,384
Total assets	102,879	46,191	32,228	218,443	246,567
Total long-term debt	186	330	275	247	—
Total stockholders' equity	73,770	30,611	5,785	184,133	196,827

(1)
The results of operations of Chaparral Network Storage, Inc. have been included in our results prospectively from February 23, 2004.

(2)
See discussion of our restructuring activities in Note 5 to our 2004 consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

        Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by these sections. Because such forward-looking statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption "Certain Risk Factors Related to the Company's Business" and elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual report on Form 10-K.

        Certain of the financial statement line items for the year ended December 31, 2004 discussed in our comparison of the results of operations for the year ended December 31, 2004 to the year ended December 31, 2003 presented below reflect the reclassification of certain operating expenses from sales and marketing and research and development to cost of goods sold as presented in our amended Form 10-Q's for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

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

        Other income is comprised primarily of interest income earned on our cash, cash equivalents, short-term investments and other miscellaneous income and expense items. Our interest expense primarily relates to a $6.0 million note payable that we assumed in connection with our acquisition of Chaparral. During August 2004, we made a payment of approximately $7.2 million representing both principle and interest to the holder of the $6 million promissory note assumed in connection with our acquisition of Chaparral in February 2004. There are no further amounts due.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. As a part of our on-going internal processes, we evaluate our estimates, including those related to inventory write-downs, warranty cost accruals, revenue recognition, bad debt allowances, long-lived assets valuation, goodwill and intangible assets valuation, income taxes, including deferred income tax asset valuation, litigation and contingencies. We base these estimates upon both historical information and other assumptions that we believe are valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.

        We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements.

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

Valuation of Goodwill

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

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

        At December 31, 2004, our net deferred tax asset is approximately $50.9 million (including approximately $16.4 million net deferred tax asset acquired in the Chaparral transaction), and we have provided for a valuation allowance against the entire net deferred tax asset. An elimination of the valuation allowance as of December 31, 2004 would have resulted in a decrease to goodwill to the extent of our acquired net deferred tax asset, an increase to equity for net operating losses arising from stock option deductions, with the remaining deferred tax asset decreasing income tax expense, resulting in a one-time, non-cash increase in earnings.

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

Results of Operations

        The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31
	2002	2003	2004
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	96.8	76.0	75.1

Gross profit	3.2	24.0	24.9

Operating expenses:
Sales and marketing	48.0	7.5	7.0
Research and development	21.4	6.4	7.5
General and administrative	11.0	4.0	4.2
In process research and development	—	—	2.0
Restructuring expenses	3.3	—	(0.2)

Operating income (loss)	(80.5)	6.1	4.4

Net income (loss)	(73.1)%	6.5%	4.8%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenue

        Net revenue increased $52.0 million, or 27.7%, to $239.4 million for the year ended December 31, 2004 compared to $187.4 million for the year ended December 31, 2003. The increase in net revenue was primarily attributable to increased orders for our product from our channel partner, Sun, which accounted for 86.3% or $206.6 million of our net revenue for the year ended December 31, 2004. Total fibre channel units shipped were 10,994 for the year ended December 31, 2004 compared to 8,064 fibre channel units shipped for the year ended December 31, 2003. 14,200 SCSI units were shipped during the year ended December 31, 2004 compared to 11,382 SCSI units for the year ended December 31, 2003. In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun's specifications. Our SATA product began shipping in the second quarter of 2004 while our Blade product began shipping in the first quarter of 2004. We recorded revenue of approximately $15.7 million related to such products during the year ended December 31, 2004. Non-Sun revenue was $32.8 million for the year ended December 31, 2004 compared to $31.2 million for the year ended December 31, 2003.

Cost of Goods Sold

        Cost of goods sold increased $37.3 million, or 26.2%, to $179.9 million for the year ended December 31, 2004 compared to $142.6 million for the year ended December 31, 2003. As a percentage of net revenue, cost of goods sold decreased to 75.1% for the year ended December 31, 2004 from 76.0% for the year ended December 31, 2003. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the year ended December 31, 2004 compared to the year ended December 31, 2003 including the incremental cost of goods sold attributable to the introduction of our SATA and Blade products. Additionally, cost of goods sold increased approximately $1.9 million due to the impact of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral. The decrease in cost of goods sold, as a percentage of our net revenue was primarily attributable to cost reductions related to production materials achieved during the year ended December 31, 2004. Such cost reductions resulted mainly from the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling as compared to the year ended December 31, 2003.

Gross Profit

        Gross profit increased $14.6 million, or 32.5%, to $59.5 million for the year ended December 31, 2004 compared to $44.9 million for the year ended December 31, 2003. As a percentage of net revenue, gross profit increased to 24.9% for the year ended December 31, 2004 from 24.0% for the year ended December 31, 2003. The increase in the dollar amount of gross profit was attributable to greater volume of product sales during the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase in gross profit as a percentage of our net revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily reflect cost reductions achieved during 2004. Such cost reductions resulted mainly from the decreasing price of component parts due to competitive market factors; predetermined contractual cost reductions and the transition from soft to hard tooling. These cost reductions were partially offset by the introduction in June 2004 of our SATA and Blade products that presently have significantly lower gross profit margins than either our fibre channel or SCSI products. Gross profit for the year ended December 31, 2004 was also negatively impacted by $1.9 million of amortization expense related to intangible assets acquired in connection with the acquisition of Chaparral in February 2004. We are currently transitioning the high labor content of our SATA product to locales in Asia and are working to complete the hard tooling of the chassis. We expect to receive the benefits of these cost reduction efforts by the end of the second quarter of 2005. We believe our future gross profit margin will also be positively impacted by the integration of the technology we acquired from Chaparral. We anticipate our gross profit margin will begin to reflect such improvement in the second half of 2005.

Sales and Marketing Expenses

        Sales and marketing expenses increased $2.7 million, or 19.1%, to $16.8 million for the year ended December 31, 2004 compared to $14.1 million for the year ended December 31, 2003. As a percentage of net revenue, sales and marketing expenses decreased to 7.0% for the year ended December 31, 2004 from 7.5% for the year ended December 31, 2003. The increase in the dollar amount of sales and marketing related expenses is primarily attributable to increased salaries and related expenses of approximately $1.2 million, an increase in travel and lodging expense of $0.9 million, $0.2 million related to small equipment and fixtures and $0.2 million related to tradeshows. The increase in sales and marketing expenses also reflects $0.6 million from the amortization of the customer relationship intangible asset acquired in connection with the acquisition of Chaparral. These increases were partially off-set by a decrease in professional services of approximately $0.6 million compared to the prior year. There are other increases in sales and marketing expenses relating to a variety of activities none of which are significant on an individual basis. The decrease in sales and marketing expenses as a percentage of net revenue primarily reflects the impact of increased 2004 revenue. We will continue our efforts to grow our non-OEM commercial sales during 2005. Accordingly, we expect sales and marketing expenses for the year ending December 31, 2005 will exceed spending levels incurred during 2004.

Research and Development Expenses

        Research and development expenses increased $6.0 million, or 50.0%, to $18.0 million for the year ended December 31, 2004 from $12.0 million for the year ended December 31, 2003. As a percentage of net revenue, research and development expenses increased to 7.5% for the year ended December 31, 2004 from 6.4% for the year ended December 31, 2003. The dollar increase in research and development expenses primarily reflects an increase in salary and related expenses of approximately $3.8 million attributable to an increase in the number of our full-time direct engineering team members compared to the year ended December 31, 2003. During the year ended December 31, 2004, we averaged approximately 101 full-time direct engineering employees compared to an average of approximately 55 full-time direct engineering employees for the year ended December 31, 2003. The increase includes the addition of approximately 20 engineering employees to our corporate headquarters in Carlsbad, California resulting in an increase in salary and related expenses of approximately $0.9 million compared to the year ended December 31, 2003. The establishment of our Longmont Technology Center in connection with the acquisition of Chaparral resulted in the addition of approximately 30 new direct engineering employees. Salary and related expenses for such employees was $2.9 million for the year ended December 31, 2004. There were no comparable expenses for the year ended December 31, 2003. The remaining increase in research and development expenses not directly related to headcount primarily reflect additional costs of $1.2 million attributable to our Longmont facility and its related activities for which there is no comparable expense for the year ended December 31, 2003. Project related expenses at our Carlsbad location exceeded the prior year by approximately $0.2 million primarily related to our new SATA and Blade products and the integration of the technology acquired from Chaparral into new and existing products. The percentage increase in research and development expenses reflects all of the items discussed above, partially offset by the increase in revenue for the year ended December 31, 2004 and the reclassification of costs discussed above. We expect that 2005 research and development expense will exceed amounts incurred during 2004 due to our planned efforts to complete the integration of the technology acquired from Chaparral into our existing products and research and development activities related to other future product offerings.

General and Administrative Expenses

        General and administrative expenses increased $2.6 million, or 35.1%, to $10.0 million for the year ended December 31, 2004 compared to $7.4 million for the year ended December 31, 2003. As a percentage of net revenue, general and administrative expenses were 4.2% for the year ended December 31, 2004 compared to 4.0% for the year ended December 31, 2003. The increase in the dollar amount of general and administrative expense during the year ended December 31, 2004 reflects an increase of $2.1 million of legal and professional services expenses compared to the year ended December 31, 2003. The increase in legal expenses primarily reflects the legal matters described elsewhere in this document while the increase in professional services reflect the cost of our compliance with the Sarbanes-Oxley Act of 2002. We also incurred an increase of $0.4 million in bad debt expense compared to the year ended December 31, 2003. The remaining increase in general and administrative expenses relates to an increase in a variety of general and administrative expenses none of which are significant on an individual basis. The percentage increase in general and administrative expenses reflect all of the items discussed above, partially offset by the increase in revenue for the year ended December 31, 2004. We expect general and administrative expenses to increase in 2005 compared to 2004 due to the continuing cost of complying with various corporate governance regulations and the cost of corrective actions we intend to take as a result of such regulations.

Restructuring expenses

        In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the year ended December 31, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the year ended December 31, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2004.

In-Process Research and Development Charges

        Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the year ended December 31, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral.

Other Income

        Other income increased by $0.7 million, or 87.5%, to $1.5 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003. The increase is primarily attributable to an increase in interest income. Although we had significantly more cash at December 31, 2003 compared to December 31, 2004, the proceeds from our secondary offering of our common stock were received in late September 2003. Such proceeds therefore did not earn significant interest income during the year ended December 31, 2003. The increase in interest income was partially off-set by approximately $0.3 million in interest expense primarily related to the a $6 million note payable assumed in connection with our acquisition of Chaparral in February 2004. The note payable and all related accrued interest was paid off in August 2004. There are no amounts outstanding related to $6 million note payable at December 31, 2004.

Income Taxes

        Our effective income tax rate for the year ended December 31, 2004 and 2003 of 2.3% and 0.7% is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for both the year ended December 31, 2004 and 2003 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

        As of December 31, 2004, a valuation allowance of $50.9 million has been provided based upon our assessment of the future realizability of our deferred income tax assets, as it is currently considered more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

        Additionally, at December 31, 2004, approximately $4.6 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

        As of December 31, 2004, we have federal and state net operating loss carryforwards of approximately $119.1 million and $79.9 million, which begin to expire in 2009 and 2005, respectively. In addition, we have federal tax credit carryforwards of approximately $3.1 million, of which $0.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.7 million will begin to expire in the tax year 2008. We also have state tax credit carryforwards of $2.9 million, of which $2.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006.

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

        As a result of our acquisition of Chaparral, an ownership change, within the meaning of Internal Revenue Code Section 382, occurred on February 23, 2004. As a result, annual use of the acquired Chaparral's federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

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

Liquidity and Capital Resources

        As of December 31, 2004, we had $126.2 million of cash, cash equivalents and short-term investments and working capital of $123.4 million.

        During February 2004, we consummated the acquisition of Chaparral for a cash purchase price of approximately $62 million plus approximately $4.1 million in other liabilities.

        For the year ended December 31, 2004, cash provided by operating activities was $11.3 million compared to cash provided by operating activities of $21.4 million for the year ended December 31, 2003. The net cash provided by operating activities is primarily attributable to net income of $11.6 million increased by the add back of a non-cash charge of $4.7 million related to the write-off of in-process research and development in connection with our acquisition of Chaparral and depreciation and amortization of $5.7 million. Cash flow from operations reflects the positive impact of approximately $14.7 million related to the management of certain payments to vendors. Cash provided from operations was negatively impacted by the increase in accounts receivable of approximately $24.9 million. This increase reflects the payment terms for our largest OEM channel partner increasing from net 10 days to net 20 days during the first three months of fiscal year 2004 and then to net 30 days for the three months ended June 30, 2004 and finally to 45 days for the remaining six months of 2004. We are currently in negotiations with our third party manufacturer to increase our payment terms to them and therefore do not anticipate significant changes in our future cash flow as a result of the change in our payment terms with our largest OEM channel partner.

        Cash used in investing activities for the year ended December 31, 2004 was $43.4 million compared to cash used in investing activities of $89.2 million for the same period in 2003. The use of cash during 2004 is primarily attributable to the acquisition of Chaparral that reduced cash by $65.4 million net of cash acquired from Chaparral. We also made capital expenditures of $4.9 million during the year ended December 31, 2004 primarily to support new product development and in preparation for the manufacture of our fiber channel product line in Budapest, Hungary. We expect to make capital expenditures of approximately $6 to 7 million in 2005. Additionally, we also made purchases of $85.0 million in short-term investments offset by proceeds of $111.9 million received from the sales of short-term investments during the year ended December 31, 2004.

        Cash used by financing activities for the year ended December 31, 2004 was $6.1 million compared to cash provided by financing activities of $163.5 million for the year ended December 31, 2003. During the year ended December 31, 2004, we made payments on bank and other borrowings of approximately $21.1 million. Included in this amount is approximately $7.2 million representing both principle and interest to the holder of the $6 million promissory note assumed in connection with our acquisition of Chaparral in February 2004. There are no further amounts due related to the promissory note. Such payments were offset by proceeds received from bank and other borrowings of $13.7 million and approximately $1.3 million received from exercises of stock options under our 2000 Stock Incentive Plan. Cash provided by financing activities for the year ended December 31, 2003 reflects the completion of a secondary offering of our common stock.

        Effective July 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings; we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2004, there was no balance outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million.

        Our Japanese subsidiary previously had two lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan secured by its inventories. During October 2004, all of the lines of credit relating to our Japanese subsidiary described above were repaid and closed. We intend to fund our Japanese operations from cash on hand and working capital.

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

        The following table summarizes our contractual obligations as of December 31, 2004 (in thousands).

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,488	$1,672	$1,799	$17	—

        At December 31, 2004, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

        On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and is effective as of the first interim or annual reporting period that begins after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 123 (revised 2004) will have on our financial position or results of operations.

        On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

        Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, U.S. Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material impact on our financial condition, results of operations or cash flows. We do not expect to incur any material losses with respect to our investment portfolio.

        The following table provides information about our investment portfolio at December 31, 2003 and 2004. For investment securities, the table presents carrying values at December 31, and related weighted average interest rates by expected maturity dates.

	December 31,
	2003	2004
	(amounts in thousands)
Cash equivalents	$95,090	$43,438
Average interest rate	.9%	2.3%
Short-term investments	$85,682	$58,690
Average interest rate	1.5%	2.2%
Total portfolio	$180,772	$102,128
Average interest rate	1.2%	2.2%

        We have a line of credit agreement, which accrues interest at a variable rate. As of December 31, 2004, we had no balance under this line. Were we to incur a balance under this line, we would be exposed to interest rate risk on such debt.

Foreign Currency Exchange Rate Risk

        A portion of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not undertaken hedging transactions to cover currency exposure and we do not intend to engage in hedging activities in the future.

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

Dot Hill Systems Corp.'s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

        Our management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weaknesses in our internal control over financial reporting.

        Material weaknesses related to entity-level controls at Dot Hill.    The PCAOB in its Auditing Standard No. 2, "An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements" sets forth indicators of conditions that may be indicative of a material weakness in internal control over financial reporting. Two such indicators are the restatement of previously issued financial statements to correct errors and an ineffective control environment. We have restated our financial statements to correct errors as announced in February 2005, and a number of events provide indications of an ineffective financial closing process at Dot Hill as of December 31, 2004. Management believes that such events are the result of (i) an inadequate number of accounting and finance personnel with sufficient technical expertise in the area of U.S. GAAP and financial reporting at both our corporate headquarters and foreign subsidiaries, (ii) failure to document with sufficient support the prior application of our accounting policies, practices and procedures, and (iii) lack of effective deterrent controls and detective controls to properly apply U.S. GAAP to our financial reporting process. As a result, management has concluded that as of December 31, 2004 there were deficiencies in the design and execution of our entity-level controls that constituted material weaknesses in our internal control over financial reporting.

        Material weakness related to internal controls over inventory at Dot Hill.    We have identified a material weakness related to our internal control over inventory processing as of December 31, 2004. This weakness was the result of inadequate understanding and documentation of a reconciling item between our general ledger and perpetual inventory listing. Management believes that the material weakness described above was the result of (i) the use of our general ledger to process customer support transactions that should not impact our financial statements and (ii) the limitations present in our historical enterprise resource planning (ERP) software requiring a significant number of manual processing steps.

        Material weakness related to internal controls over fixed assets at Dot Hill.    We have identified deficiencies over internal control related to the processing of fixed assets as of December 31, 2004. Such deficiencies consist of (i) inadequate documentation within our fixed asset accounting system to assist in the identification and location of certain fixed assets, (ii) failure to apply identification tags to fixed assets located outside of our corporate headquarters and, (iii) failure to document with sufficient support the prior application of our accounting policies, practices and procedures pertaining to the classification of certain expenditures as fixed assets. As a result, management has concluded that as of December 31, 2004 there were deficiencies in the design and execution of our controls that constituted a material weakness in our internal control over fixed asset processing.

        In order to address the material weaknesses identified above, management has undertaken the following corrective measures:

        We intend to strengthen our accounting and financial reporting function by the addition of at least two certified public accountants with recent relevant experience, of which one will be in a senior managerial position. Additionally, we will add to our clerical staff in the areas of accounts payable and general accounting. We have already begun this process by the hiring of a senior finance director for our subsidiary in Japan. Additionally, we intend to hire additional staff in various areas of the company, including but not limited to, financial planning and analysis, order entry and materials management. We believe the addition of these individuals will allow us to perform and review the necessary internal control activities pertaining to our financial closing and reporting process on a timely basis and to complete the documentation of our accounting policies and procedures during 2005.

        We are in the process of developing a plan to oversee the implementation of a new ERP software package. We have explored and investigated a number of packages over the past 4 years and feel we have an excellent working knowledge of the various alternatives and should choose one quickly. This can be a lengthy process inclusive of assessment, negotiation, conversion, implementation and acceptance. Although there can be no assurances to timeframe and costs, normally, this entire process can take between nine and fifteen months and have a cost of upwards to $1.5 million, with approximately $1.0 million being expensed during the implementation process. We believe the implementation of a new ERP system will improve our internal control over financial reporting by increasing the availability of data used in the financial closing process and through simplifying our current closing process by decreasing the amount of manual processes currently required by our current system. We believe our internal control over inventory processing will also be improved for the same reasons. Until the new ERP system is fully operational, we intend on increasing the management review processes related to our financial closing and inventory processes through the addition of the individuals described above.

        We are in the process of initiating improvement in the controls over the processing of fixed assets. Such improvements consist of revised documentation and additional review of the authorization and accounting treatment related to the acquisition of fixed assets. We have also started the process of improving our ability to better identify and track our fixed assets by implementing controls over self constructed assets and we intend to assign asset identification tags to all of our assets located outside of our corporate headquarters.

        We intend to improve our entity wide internal control through increased senior management review. We have completed a 2005 budget and our senior management will review actual results against the budget on a monthly basis during 2005.

        In making its assessment of internal control over financial reporting our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraph, our management believes that, as of December 31, 2004, the company's internal control over financial reporting was not effective based on those criteria.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dot Hill Systems Corp.

        We have audited management's assessment, included in the accompanying Dot Hill Systems Corp.'s Report on Internal Control Over Financial Reporting, that Dot Hill Systems Corp. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in the internal controls over financial reporting have been identified and included in management's assessment:

          (1)   The Company has identified a material weakness related to the design and operating effectiveness of its period-end financial close and reporting process, resulting from (i) an inadequate number of accounting and finance personnel with sufficient technical expertise in the area of accounting principles generally accepted in the United States of America ("U.S. GAAP")

  and financial reporting, at both the corporate headquarters and foreign subsidiaries, (ii) the Company's failure to sufficiently document its accounting policies, practices and procedures, and (iii) a lack of a sufficiently robust review of the period-end financial information to detect misstatements on a timely basis. These control deficiencies resulted in the restatement of previously issued interim financial statements to correct errors principally affecting sales, cost of goods sold, operating expenses and accounts receivable, as described further in the restated financial statements included in the amended Form 10-Qs for the quarters ending March 31, 2004, June 30, 2004 and September 30, 2004. Additionally, numerous adjustments that were not individually material to the financial statements, but which affected various financial statement line items, were necessary to present the annual financial statements for the year ended December 31, 2004 in accordance with U.S. GAAP. Due to the significance of the actual misstatements identified and the potential for further misstatement, and the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

          (2)   The Company has identified a material weakness related to the ineffectiveness of internal controls over inventory and cost of goods sold. Various controls related to timely and accurate processing and recording of inventory-related transactions failed to operate effectively and as a result adjustments were recorded to inventory and cost of goods sold. Although these adjustments were not material to the interim and annual financial statements, the financial statements could have been materially misstated as a result of the control deficiencies. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements, the significance of the controls over inventory to the preparation of reliable financial statements, and the absence of other mitigating controls to detect the adjustments.

          (3)   The Company has identified a material weakness related to the operating effectiveness of internal controls over fixed assets related to the safeguarding and accounting for fixed assets which include (i) inadequate documentation within the fixed asset accounting system to assist in the identification and location of certain fixed assets, (ii) failure to apply identification tags to fixed assets located outside of the corporate headquarters and, (iii) failure to properly apply its accounting policies, practices and procedures pertaining to the categorization of certain expenditures as fixed assets. Based on the significance of the potential misstatement that could result due to the deficient controls over the safeguarding and accounting for fixed assets and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 14, 2005

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant at December 31, 2004."

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting under the heading "Compensation of Executive Officers."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting is incorporated herein by this reference.

        The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2004.

Stock Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
2000 Equity Incentive Plan(1)	3,979,178	$6.62	822,089
Employee Stock Purchase Plan(2)	Not Applicable	Not Applicable	2,000,046
2000 Non-Employee Directors' Stock Option Plan	234,917	$7.66	292,499

Total	4,214,095	$6.68	3,114,634

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

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting under the heading "Certain Transactions."

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting under the heading "Ratification of Selection of Independent Auditors."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

(1)
Financial statements:

  The consolidated balance sheets as of December 31, 2003 and 2004, and the consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2003 and 2004, together with notes thereto.

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

10.5
Second Amendment to Product Purchase Product Purchase Agreement, dated as of January 26, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., the Registrant and Dot Hill Systems B.V.(15)
10.6
Third Amendment to Product Purchase Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., the Registrant and Dot Hill Systems B.V.(15)
10.7	Product Supplement/Award Letter (SATA) by and between Sun Microsystems, Inc. and the Registrant, dated as of March 22, 2004.(15)
10.8	Rights Agreement dated as of May 19, 2003, by and between the Registrant and American Stock Transfer and Trust Company.(4)
10.9	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(7)†
10.10	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(7)†
10.11	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(7)†
10.12	Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993.(5)
10.13	2000 Amended and Restated Equity Incentive Plan.(8)†
10.14	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.15	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.16	2000 Amended and Restated Employee Stock Purchase Plan.(12)†
10.17	2000 Non-Employee Directors Stock Option Plan.(9)†
10.18	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(9)†
10.19	Credit Agreement dated July 1, 2004 by and between the Registrant and Wells Fargo Bank, National Association.(10)
10.20	Revolving Line of Credit Note dated July 1, 2004 issued by the Registrant to Wells Fargo Bank, National Association.(10)
10.21	Security Agreement and Addendum dated July 1, 2004 by and between the Registrant and Wells Fargo Bank, National Association.(10)
10.22	Manufacturing Agreement between the Registrant and Solectron Corporation dated May 20, 2002.(11)
10.23	OEM Agreement between the Registrant and Infortrend Technology, Inc. dated May 20, 2002.(11)
10.24	2004 Executive Compensation Plan for James L. Lambert, effective January 1, 2004.†
10.25	2004 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2004.†
10.26	2004 Executive Compensation Plan for Dana Kammersgard, effective August 2, 2004.†

10.27	2004 Executive Compensation Plan for Preston Romm, effective January 1, 2004.†
10.28	2005 Executive Compensation Plan for James L. Lambert, effective January 1, 2005.(13)†
10.29	2005 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2005.(13)†
10.30	2005 Executive Compensation Plan for Preston Romm, effective January 1, 2005.(13)†
10.31	Change of Control Agreement dated August 23, 2001 between the Registrant and James L. Lambert.(14)†
10.32	Change of Control Agreement dated August 23, 2001 between the Registrant and Dana Kammersgard.(14)†
10.33	Change of Control Agreement dated August 23, 2001 between the Registrant and Preston Romm.(14)†
10.34	Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)
10.35	Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)
10.36	Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto.(5)
21.1	Subsidiaries of the Registrant.(5)
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(11)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(13)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 9, 2005 and incorporated herein by reference.

(14)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(15)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP. (Registrant)
By:	/s/ JAMES L. LAMBERT James L. Lambert (Chief Executive Officer)
Date: March 15, 2005

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

Name	Title	Date

/s/ JAMES L. LAMBERT James L. Lambert	Chief Executive Officer, Vice Chairman of the Board of Directors, Chief Operating Officer (Principal Executive Officer)	March 15, 2005
/s/ PRESTON ROMM Preston Romm	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2005
/s/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 15, 2005
/s/ NORMAN R. FARQUHAR Norman R. Farquhar	Director	March 15, 2005
/s/ JOSEPH D. MARKEE Joseph D. Markee	Director	March 15, 2005
W.R. Sauey	Director	March 15, 2005

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among the Registrant, DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders' Representative.(1)
3.1	Certificate of Incorporation of the Registrant.(2)
3.2	By-laws of the Registrant.(2)
4.1	Certificate of Incorporation of the Registrant.(2)
4.2	By-laws of the Registrant.(2)
4.3	Form of Common Stock Certificate.(3)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(4)
4.5	Form of Rights Certificate.(4)
4.6	Warrant to Purchase Shares of Common Stock dated May 24, 2002.(5)
4.7	Common Stock Warrant dated December 19, 2002.(5)
4.8	Warrant to Purchase Shares of Common Stock dated February 14, 2003.(5)
4.9	Common Stock Warrant dated March 14, 2003.(5)
10.1	Product Purchase Agreement between the Registrant and Sun Microsystems, Inc. dated May 24, 2002.(6)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.5
Second Amendment to Product Purchase Product Purchase Agreement, dated as of January 26, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., the Registrant and Dot Hill Systems B.V.(15)
10.6
Third Amendment to Product Purchase Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., the Registrant and Dot Hill Systems B.V.(15)
10.7	Product Supplement/Award Letter (SATA) by and between Sun Microsystems, Inc. and the Registrant, dated as of March 22, 2004.(15)
10.8	Rights Agreement dated as of May 19, 2003, by and between the Registrant and American Stock Transfer and Trust Company.(4)
10.9	Employment letter agreement dated August 2, 1999 between the Registrant and James L. Lambert.(7)†
10.10	Employment letter agreement dated August 2, 1999 between the Registrant and Dana W. Kammersgard.(7)†
10.11	Employment offer letter dated November 12, 1999 between the Registrant and Preston Romm.(7)†

10.12	Lease for Registrant's headquarters in Carlsbad, California, dated June 9, 1993.(5)
10.13	2000 Amended and Restated Equity Incentive Plan.(8)†
10.14	Form of Stock Option Agreement (Incentive and Nonstatutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.15	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.16	2000 Amended and Restated Employee Stock Purchase Plan.(12)†
10.17	2000 Non-Employee Directors Stock Option Plan.(9)†
10.18	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(9)†
10.19	Credit Agreement dated July 1, 2004 by and between the Registrant and Wells Fargo Bank, National Association.(10)
10.20	Revolving Line of Credit Note dated July 1, 2004 issued by the Registrant to Wells Fargo Bank, National Association.(10)
10.21	Security Agreement and Addendum dated July 1, 2004 by and between the Registrant and Wells Fargo Bank, National Association.(10)
10.22	Manufacturing Agreement between the Registrant and Solectron Corporation dated May 20, 2002.(11)
10.23	OEM Agreement between the Registrant and Infortrend Technology, Inc. dated May 20, 2002.(11)
10.24	2004 Executive Compensation Plan for James L. Lambert, effective January 1, 2004.†
10.25	2004 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2004.†
10.26	2004 Executive Compensation Plan for Dana Kammersgard, effective August 2, 2004.†
10.27	2004 Executive Compensation Plan for Preston Romm, effective January 1, 2004.†
10.28	2005 Executive Compensation Plan for James L. Lambert, effective January 1, 2005.(13)†
10.29	2005 Executive Compensation Plan for Dana Kammersgard, effective January 1, 2005.(13)†
10.30	2005 Executive Compensation Plan for Preston Romm, effective January 1, 2005.(13)†
10.31	Change of Control Agreement dated August 23, 2001 between the Registrant and James L. Lambert.(14)†
10.32	Change of Control Agreement dated August 23, 2001 between the Registrant and Dana Kammersgard.(14)†
10.33	Change of Control Agreement dated August 23, 2001 between the Registrant and Preston Romm.(14)†
10.34	Securities Purchase Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)
10.35	Registration Rights Agreement, dated as of March 11, 2003, between the Registrant and each of the purchasers listed on the signature pages thereto.(5)

10.36	Registration Rights Agreement, dated as of March 4, 2003, between the Registrant and each of the individuals listed on the signature pages thereto.(5)
21.1	Subsidiaries of the Registrant.(5)
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(11)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(13)
Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 9, 2005 and incorporated herein by reference.

(14)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(15)
Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dot Hill Systems Corp.

        We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 14, 2005

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2004

(In Thousands, Except Per Share Amounts)

	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,863	$67,496
Short-term investments	85,682	58,690
Accounts receivable, net of allowance of $467 and $491	14,558	40,788
Inventories	3,158	3,671
Prepaid expenses and other	1,836	2,273

Total current assets	211,097	172,918
PROPERTY AND EQUIPMENT, net	5,469	7,859
Goodwill	343	57,111
Other intangible assets, net	—	7,712
OTHER ASSETS	1,534	967

Total assets	$218,443	$246,567

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,533	$40,512
Accrued compensation	4,459	3,338
Accrued expenses	2,052	3,309
Deferred revenue	1,028	779
Income taxes payable	1,005	532
Other liabilities	—	923
Current portion of restructuring accrual	370	141

Total current liabilities	33,447	49,534
RESTRUCTURING ACCRUAL, net of current portion	554	37
BORROWINGS UNDER LINES OF CREDIT	247	—
Other long-term liabilities	62	169

Total liabilities	34,310	49,740

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2003 and December 31, 2004, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 43,307 and 43,656 shares issued and outstanding at December 31, 2003 and December 31, 2004, respectively	43	44
Additional paid-in capital	275,827	277,102
Deferred compensation	(28)	(8)
Accumulated other comprehensive loss	(263)	(462)
Accumulated deficit	(91,446)	(79,849)

Total stockholders' equity	184,133	196,827

Total liabilities and stockholders' equity	$218,443	$246,567

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands, Except Per Share Amounts)

	2002	2003	2004
NET REVENUE	$46,936	$187,448	$239,376
COST OF GOODS SOLD	45,444	142,550	179,875

GROSS PROFIT	1,492	44,898	59,501

OPERATING EXPENSES:
Sales and marketing	22,513	14,086	16,839
Research and development	10,043	11,950	17,993
General and administrative	5,150	7,418	9,992
In process research and development	—	—	4,700
Restructuring expenses	1,550	—	(434)

Total operating expenses	39,256	33,454	49,090

OPERATING INCOME (LOSS)	(37,764)	11,444	10,411

OTHER INCOME (EXPENSE):
Interest income	410	716	1,766
Interest expense	(248)	(105)	(341)
Gain on foreign currency transactions, net	143	135	60
Other income (expense), net	39	29	(27)

Total other income, net	344	775	1,458

INCOME (LOSS) BEFORE INCOME TAXES	$(37,420)	$12,219	$11,869
INCOME TAX BENEFIT (EXPENSE)	3,117	(88)	(272)

NET INCOME (LOSS)	$(34,303)	$12,131	$11,597

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income (loss)	$(34,303)	$12,131	$11,597
Dividends on preferred stock	(16)	(141)	—
Beneficial conversion feature of preferred stock	(440)	—	—

Net income (loss) attributable to common stockholders	$(34,759)	$11,990	$11,597

NET INCOME (LOSS) PER SHARE:
Basic	$(1.39)	$0.35	$0.27

Diluted	$(1.39)	$0.31	$0.25

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	24,953	33,856	43,460

Diluted	24,953	38,164	46,395

COMPREHENSIVE OPERATIONS:
Net income (loss)	$(34,303)	$12,131	$11,597
Foreign currency translation adjustments	36	30	(45)
Net unrealized gain (loss) on short-term investments	(150)	25	(154)

Comprehensive income (loss)	$(34,417)	$12,186	$11,398

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	—	$—	24,791	$25	$99,467	$—	$(204)	$(68,677)	$30,611
Issuance of stock warrant					3,647				3,647
Issuance of stock under deferred compensation arrangement			15		60	(60)
Amortization of deferred compensation						12			12
Issuance of stock options to non-employees					25				25
Issuance of preferred stock and stock warrants, net of issuance costs	6				5,406				5,406
Beneficial conversion feature of preferred stock					440			(440)
Dividends on preferred stock								(16)	(16)
Exercise of stock options			21		40				40
Sale of common stock under employee stock purchase plan			345		477				477
Foreign currency translation adjustment							36		36
Unrealized loss on short-term investments							(150)		(150)
Net loss								(34,303)	(34,303)

Balance, December 31, 2002	6	—	25,172	25	109,562	(48)	(318)	(103,436)	5,785
Conversion of preferred stock to common stock	(6)	—	1,846	2	(2)				—
Issuance of common stock and stock warrant, net of issuance costs			14,654	15	161,268				161,283
Amortization of deferred compensation						20			20
Dividends on preferred stock								(141)	(141)
Exercise of stock options and warrant			1,111	1	4,240				4,241
Sale of common stock under employee stock purchase plan			524		759				759
Foreign currency translation adjustment							30		30
Net unrealized gain on short- term investments							25		25
Net income								12,131	12,131

Balance, December 31, 2003	—	—	43,307	43	275,827	(28)	(263)	(91,446)	184,133
Amortization of deferred compensation						20			20
Exercise of stock options and warrant			349	1	1,275				1,276
Foreign currency translation adjustment							(45)		(45)
Net unrealized loss on short- term investments							(154)		(154)
Net income								11,597	11,597

Balance, December 31, 2004	—	$—	43,656	$44	$277,102	$(8)	$(462)	$(79,849)	$196,827

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands)

	2002	2003	2004
Cash Flow From Operating Activities:
Net income (loss)	$(34,303)	$12,131	$11,597
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,463	2,045	5,657
Write-off of in-process research and development	—	—	4,700
Non-cash settlement of restructuring charges	—	—	(434)
Loss on disposal of property and equipment	329	42	—
Provision for doubtful accounts and note receivable	1,018	(284)	176
Stock-based sales and marketing expenses	3,647	—
Stock-based compensation expenses	25	—	—
Amortization of deferred compensation	12	20	20
(Gain) loss on sale of short-term investments	(71)	56	(12)
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	1,973	(7,970)	(24,637)
Inventories	6,917	3,801	442
Prepaid expenses and other assets	161	(940)	277
Note receivable	115	—	—
Accounts payable	9,225	10,087	14,653
Accrued compensation and other expenses	(616)	3,159	25
Deferred revenue	(331)	(82)	(527)
Income taxes payable	(2,246)	(15)	(473)
Restructuring accrual	345	(662)	(312)
Other liabilities	(27)	(24)	107

Net cash provided by (used in) operating activities	(12,364)	21,364	11,259

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,388)	(3,460)	(4,949)
Proceeds from sales of equipment	—	14	38
Sales of short-term investments	8,637	5,356	111,933
Purchases of short-term investments	(44)	(91,069)	(85,083)
Cash paid in Chaparral acquisition, net of cash acquired	—	—	(65,383)

Net cash provided by (used in) investing activities	6,205	(89,159)	(43,444)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	40	4,241	1,276
Proceeds from sale of stock to employees	477	759	—
Proceeds from bank and other borrowings	35,505	45,189	13,662
Payments on bank and other borrowings	(31,008)	(49,769)	(21,075)
(Increase) decrease in restricted cash	(2,000)	2,000	—
Proceeds from issuance of common stock and stock warrant, net of issuance costs	—	161,283	—
Proceeds from issuance of preferred stock and stock warrants, net of issuance costs	5,406	—	—
Dividends paid to preferred stockholders	—	(157)	—

Net cash provided (by used) in financing activities	8,420	163,546	(6,137)

Effect of Exchange Rate Changes on Cash	36	30	(45)

Net Increase (Decrease) in Cash and Cash Equivalents	2,297	95,781	(38,367)
Cash and Cash Equivalents, beginning of year	7,785	10,082	105,863

Cash and Cash Equivalents, end of year	$10,082	$105,863	$67,496

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$194	$91	$1,213

Cash paid for income taxes	$107	$99	$724

Supplemental Disclosures of Non-Cash Financing Activities:
Dividends payable on preferred stock	$16	$—	$—

Value of conversion discount for convertible preferred stock	$440	$—	$—

Stock issued under deferred compensation arrangement	$60	$—	$—

Conversion of preferred stock to common stock	$—	$2	$—

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 and 2004

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

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. Cash equivalents consist principally of money market funds, commercial paper and repurchase agreements.

Short-term Investments

        We account for investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our short-term investments have been categorized as available for sale, including market auction rate securities. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders' equity. Because our market auction rate securities have been purchased with stated

maturities greater than three months, effective for the quarter ended December 31, 2004, market auction rate securities are no longer considered cash equivalents but are instead classified as short-term investments. Market auction rate securities of approximately $32.7 million at December 31, 2003 have been reclassified from cash and cash equivalents to short-term investments to conform to this presentation.

Accounts Receivable

        The allowance for doubtful accounts receivable represents management's estimate of potential loss on the accounts receivable balance. The estimate for accounts receivable is based on potential losses for specific accounts and an amount calculated using a percentage based on historical write-offs and recoveries.

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

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (two to seven years). Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful life of the asset. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For the year ended December 31, 2003, machinery and equipment of $678,000 was reclassified to property and equipment from other assets to conform to the current year presentation.

Deferred Compensation

        Deferred compensation represents the unearned value of a common stock bonus given to an employee. In accordance with Accounting Principles Board, or APB, Opinion No. 25, we recorded deferred compensation for the value of the common stock at the date of issuance and are amortizing the balance over the vesting period of the award, which is three years.

Fair Value of Financial Instruments

        We are required to estimate the fair value of all financial instruments included on our balance sheets. We consider the carrying value of our financial instruments, including cash and cash equivalents.short-term investments, accounts receivable, accounts payable, accrued expenses and short-term debt to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization. The carrying value of the lines of credit approximate their fair value based on the terms and rates available to us for similar instruments.

Valuation of Goodwill

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. For the year ended December 31, 2003, $343,000 was reclassified to goodwill from other assets to conform to the current year presentation.

Long-Lived Assets

        We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets' fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. During the year ended December 31, 2001, we recognized an impairment of certain long-lived assets in connection with restructuring activities (Note 4). We did not record an impairment in either 2002, 2003 or 2004. Based on our most recent analysis, we believe that no additional impairment exists at December 31, 2004.

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

        The cost of maintenance contracts entered into with third parties is deferred and recognized as expense over the contract term. At December 31, 2003 and 2004, the balance of deferred costs for maintenance contracts was $0.1 million and $0.1 million, respectively, and is included in prepaid expenses and other current assets.

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

Accrued Warranty Costs	Balance at Beginning of Year	Charged to Operations	Deductions for Costs Incurred	Deductions for Change in Estimates	Balance at End of Year
	(in thousands)
2002	$316	$1,202	$(1,182)	$—	$336
2003	336	876	(876)	(74)	262
2004	262	1,703	(861)	—	1,104

Advertising Costs

        We expense advertising costs as incurred. For the years ended December 31, 2002, 2003 and 2004, advertising expenses were $1.2 million, $0.3 million and $0.8 million, respectively.

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

        Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant, in accordance with SFAS No. 123, our net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the following amounts for the years ended December 31:

	2002	2003	2004
	(net income (loss) amounts in thousands)
Net income (loss) attributable to common stockholders as reported	$(34,759)	$11,990	$11,597
Stock-based employee compensation expense included in reported net income (loss) attributable to common stockholders	12	20	20
Stock-based employee compensation expense determined under fair value based method for all awards	(2,201)	(7,047)	(4,553)

Pro forma net income (loss) attributable to common stockholders	$(36,948)	$4,963	$7,064

Basic net income (loss) per share:
As reported	$(1.39)	$0.35	$0.27
Pro forma	$(1.48)	$0.15	$0.16
Diluted net income (loss) per share:
As reported	$(1.39)	$0.31	$0.25
Pro forma	$(1.48)	$0.13	$0.15

        We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with

SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

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

        The functional currency of each of our foreign subsidiaries is the local currency and accordingly, assets and liabilities are translated into U.S. dollars at year-end exchange rates; revenues and expenses, and gains and losses are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive income.

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

Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income or net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.

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

        The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share for the years ended December 31:

	2002	2003	2004
	(in thousands)
Weighted average shares used to calculate basic net income (loss) per share	24,953	33,856	43,460
Dilutive effect of stock options and stock warrants	—	3,696	2,935
Dilutive effect of convertible preferred stock	—	612	—

Weighted average shares used to calculate diluted net income (loss) per share	24,953	38,164	46,395

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

        As of December 31, 2004, options to purchase 1,087,476 shares of common stock with exercise prices ranging from $9.81 to $17.14 per share were outstanding, but were not included in the calculation of diluted net income per share because their effect was antidilutive.

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

        On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-

Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and is effective as of the first interim or annual reporting period that begins after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 123 (revised 2004) will have on our financial position or results of operations.

        On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.

2. Acquisition

        In accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"), Dot Hill allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on a number of factors including a valuation prepared by an independent third party appraisal firm. Goodwill and purchased intangible assets with indefinite useful lives are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

        On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc. ("Chaparral"); a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers, pursuant to the Agreement and Plan of Merger between Dot Hill and Chaparral dated February 23 2004. The aggregate purchase price paid in cash was $62 million. In addition, we agreed to pay $4.1 million to certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $.8 million and approximately $.7 million in accrued integration costs were incurred. The acquisition of Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

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

No changes were made to the original purchase price allocation during the year ended December 31, 2004 and the purchase price allocation is now considered final.

        Of the acquired intangible assets, $4.7 million pertained to IPR&D and was written off by our recognition of a charge to operations on the acquisition date. The remaining acquired identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives as follows: developed and core technology, 2.5 to 4.5 years; customer relationships, 3.5 years, and backlog, 8 months. The goodwill recorded in this transaction has been allocated to our SANnet family-operating segment. None of this goodwill will be deductible for tax purposes.

        IPR&D recorded in connection with the acquisition of Chaparral represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Financial Accounting Standards Board Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, the Fair Value, as defined below, of the IPR&D projects was determined in accordance with SFAS No. 141, and SFAS No. 142, Goodwill and Other Intangible Assets

        Chaparral's IPR&D projects were valued through the application of discounted cash flow analyses, taking into account many key characteristics of Chaparral as well as its future prospects, the rate technology changes in the industry, product life cycles, risks specific to each project, and various projects' stage of completion. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition verses the project's overall expected cost, effort and risks required for achieving technological feasibility. In the application of the discounted cash flow analyses, Chaparral's management provided distinct revenue forecasts for each IPR&D project. The projections were based on the expected date of market introduction, an assessment of customer needs, the expected pricing and cost structure of the related products, product life cycles, and the importance of the existing technology relative to the in-process technology. In addition, the costs expected to complete each project were added to the operating expenses to calculate the operating income for each IPR&D project. As certain other assets contribute to the cash flow attributable to the assets being valued, returns to these other assets were calculated and deducted from the pre-tax operating income to isolate the economic benefit solely attributable to each of the in-process technologies. The present value of IPR&D was calculated based on discount rates recommended by the American Institute of Certified Public Accountants IPR&D Practice Aid, which depend on the stage of completion and the additional risk associated with the completion of each of the IPR&D projects. We also considered venture capital rates of return and the weighted average cost of capital for Chaparral, which was based on a capital asset pricing model as an appropriate measure of the discount rates associated with each IPR&D project. As a result, the earnings associated with the incomplete technology were discounted at a rate of approximately 22%.

        Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which is payable after 18 months of service following the acquisition date. As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we have an obligation to make remaining aggregate cash payments of approximately $1.0 million to these employees through 2005. As of December 31, 2004, approximately $0.2 million has been paid related to these agreements and approximately $0.8 million is included in other liabilities at December 31, 2004. Additionally, approximately $0.2 million is being recorded as compensation expense over the 18-month service period. During the year ended December 31, 2004, we recorded compensation expense of approximately $136,000 relating to these agreements.

Pro Forma Results of Operations

        The following pro forma results of operations present the impact on our results of operations for the year ended December 31, 2003 and 2004 as if the acquisition of Chaparral had been completed as of the beginning of the period presented. The charge of $4.7 million related to the write-off of IPR&D has been excluded from the pro forma results of operations, as it is nonrecurring in nature:

	2003 Historical	Year Ended December 31, 2003 Pro Forma	2004 Historical	2004 Pro Forma
Revenues	$187,448	$197,434	$239,376	$241,132
Net income (loss)	$12,131	$(1,765)	$11,597	$14,341
Basic income per share	$0.35	$(0.06)	$0.27	$0.33
Diluted income per share	$0.31	$(0.06)	$0.25	$0.31

3. Risks and Uncertainties

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We do not require collateral or other securities to support customer receivables. A majority of our net revenue is derived from a limited number of customers. For the years ended December 31, 2002, 2003, and 2004 sales to one customer accounted for approximately 25.0%, 83.4%, and 86.3%, respectively. At December 31, 2003 and 2004 our accounts receivable from one customer were approximately 56.0% and 81.6%, respectively. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

Cash, Cash Equivalents, and Short-Term Investments, Concentrations

        The Federal Deposit Insurance Corporation, or FDIC, insures a corporation's funds deposited in a bank up to a maximum of $0.1 million in the event of a bank failure. As of December 31, 2004, our cash, cash equivalents, and short-term investments held exceeded the FDIC insured amount by approximately $126.1 million. We have not experienced any losses in relation to cash, cash equivalents, and short-term investments in excess of FDIC insurance limits.

Foreign Sales

        The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2002	2003	2004
Europe	18.4%	4.9%	4.0%
Asia	6.5	1.7	2.8
Other	1.8	.3	.2

Total foreign sales	26.7%	6.9%	7.0%

Dependence on Suppliers

        We rely on other companies to supply certain key components of our products and products that we resell. Many of these components and third-party products are available only from limited sources in the quantities and quality demanded by us. Our third party contract manufacturers are responsible for purchasing and obtaining supplies.

        We have outsourced the manufacture of substantially all of our products to a single manufacturer. Approximately 32%, 93% and 94% of our total raw material purchases for the years ended December 31, 2002, 2003 and 2004, respectively, were from this manufacturer. If our relationship with this manufacturer terminates, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill orders for these products in a timely manner, which would have a material adverse effect on our financial condition and operating results. Under an OEM agreement with a significant customer, this customer has the right to require that we use a third party to manufacture product. Such an external manufacturer must meet this customer's engineering, qualification and logistics requirements. If our relationship with the current manufacturer terminates, we may be unable to find another suitable external manufacturer, which would have a material adverse effect on our financial condition and operating results.

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

4. Comprehensive Operations

        Our accumulated other comprehensive loss balance consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available for sale.

Changes in the accumulated other comprehensive loss balance for the years ended December 31, 2002, 2003 and 2004 are detailed as follows:

(in thousands)
Balance, January 1, 2002	$(204)
Foreign currency translation adjustment	36
Unrealized loss on short-term investments	(150)

Balance, December 31, 2002	(318)
Foreign currency translation adjustment	30
Net unrealized gain on short-term investments	25

Balance, December 31, 2003	(263)
Foreign currency translation adjustment	(45)
Net unrealized loss on short-term investments	(154)

Balance, December 31, 2004	$(462)

        Accumulated other comprehensive loss consists of the following (in thousands):

	Year Ended December 31,
	2003	2004
Foreign currency translation adjustments	$(288)	$(333)
Unrealized gain (loss) on marketable equity securities classified as available for sale.	25	(129)

	$(263)	$(462)

5. Restructuring Costs and Asset Writedowns

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

        During the fourth quarter of 2001, we increased our March 2001 related restructuring accrual by approximately $0.2 million and our June 2001, restructuring accrual by approximately $0.3 million due to the continuing deterioration of various real estate markets and the inability to sublet excess space in our Carlsbad and New York City facilities.

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

        As of December 31, 2004, the Company only has accruals for facility closures and related costs remaining. The following is a summary of restructuring activity recorded during the period from January 1, 2004 to December 31, 2004 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Amounts Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized In 2003	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses in (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at December 31, 2004
				(in thousands)
Employee termination costs	$2	$—	$(2)	$—	$—	$—	$—	$—	$—
Facility closures and related costs	394	693	(426)	661	(260)	401	(79)	(154)	168

Total	$396	$693	$(428)	$661	$(260)	$401	$(79)	$(154)	$168

June 2001 Restructuring

	Accrued Restructuring Expenses at January 1, 2002	Amounts Additional Restructuring Expenses in 2002	Amounts Utilized in 2002	Accrued Restructuring Expenses at December 31, 2002	Amounts Utilized In 2003	Accrued Restructuring Expenses at December 31, 2003	Additional Restructuring Expenses in (Settlement)	Current Amounts Utilized	Accrued Restructuring Expenses at December 31, 2004
	in thousands
Facility closures and related costs	$845	$857	$(777)	$925	$(402)	$523	$(354)	$(159)	$10

        In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the year ended December 31, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the year ended December 31, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2004.

6. Short-Term Investments

        The following tables summarize our short-term investments as of December 31, 2004 and 2003:

	December 31, 2004
	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
	(in thousands)
U.S. Government securities	$49,583	$(172)	$27	$49,438
Municipal securities	600	—	—	600
Corporate debt	1,811	(11)	—	1,800
Commercial paper	6,825	—	27	6,852

	$58,819	$(183)	$54	$58,690

	December 31, 2003
	Cost	Net Unrealized Losses	Net Unrealized Gains	Fair Value
	(in thousands)
U.S. Government securities	$37,286	$(71)	$49	$37,264
Municipal securities and corporate debt obligation	37,900	—	5	37,905
Commercial paper	10,471	—	42	10,513

	$85,657	$(71)	$96	$85,682

        Gross realized gains on these investments were $73,886, $2,448 and $118,371 for the years ended December 31, 2002, 2003 and 2004, respectively. Gross realized losses on these investments were $3,234, $58,485 and $106,388 for the years ended December 31, 2002, 2003 and 2004, respectively.

        The cost and fair value of short-term investments at December 31, 2004 and 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31, 2004
	Cost	Fair Value
	(In Thousands)
Due in one year or less	$53,326	$53,208
Due after one year through five years	4,893	4,882
Due after five years through ten years	—	—
Due after ten years	600	600

Total	$58,819	$58,690

	December 31, 2003
	Cost	Fair Value
	(In Thousands)
Due in one year or less	$58,141	$58,125
Due after one year through five years	22,316	22,352
Due after five years through ten years	—	—
Due after ten years	5,200	5,205

Total	$85,657	$85,682

        The following table shows the gross unrealized losses and fair values of the Company's investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than and greater than 12 months, aggregated by investment category, at December 31, 2004:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government securities	$34,752	$(161)	$4,882	$(11)	$39,634	$(172)
Corporate debt	1,800	(11)	—	—	1,800	(11)

Total	$36,552	$(172)	$4,882	$(11)	$41,434	$(183)

        U.S. Government Securities.    The unrealized losses on our investments in U.S. Government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004.

        Corporate Debt Securities.    The Company's investments in debt securities consist primarily of investments in corporate bonds. The unrealized losses on the Company's investment in debt securities were caused by credit quality and industry or company specific events. Because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at December 31, 2004.

7. Inventories

        Inventories consist of the following at December 31:

	2003	2004
	(In Thousands)
Purchased parts and materials	$1,706	$1,507
Work-in-process	24	37
Finished goods	1,428	2,127

Total inventory	$3,158	$3,671

8. Property and Equipment

        Property and equipment consist of the following at December 31:

	2003	2004
	(in thousands)
Machinery and equipment	$10,694	$15,438
Furniture, fixtures, and computer equipment	753	1,366
Leasehold improvements	560	679

Total property and equipment, at cost	12,007	17,483
Less accumulated depreciation	(6,538)	(9,624)

Total property and equipment, net	$5,469	$7,859

        Depreciation expense was $1.5 million; $2.0 million and $3.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

9. Goodwill and Intangible Assets

        Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized in accordance with this statement. All of our goodwill has been allocated to our SANnet family-operating segment. See Note 2.

        Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of December 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(926)	$4,074
Developed technology	2,600	(867)	1,733
Customer relationships	2,500	(595)	1,905
Backlog	100	(100)	—

Total intangible assets	$10,200	$(2,488)	$7,712

        Estimated future amortization expense related to intangible assets at December 31, 2004 is as follows (in thousands):

Years ending December 31,
2005	$2,866
2006	2,518
2007	1,588
2008	740

Total	$7,712

10. Credit Facilities

Line of Credit

        Effective July 1, 2004, we entered into a credit agreement (the "Agreement") with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2004, there was no balance outstanding under this line of credit. The agreement limits any new borrowings, loans or advances outside of the agreement to an amount less than $1.0 million.

        The above-mentioned line of credit replaces the credit agreement we had with Wells Fargo that provided for borrowings of up to $15.0 million under a revolving line of credit that expired on May 1, 2004. The maximum amount we were allowed to borrow under the line of credit was limited by the amount of our cash and investment balances held at the bank at any given time and could have been reduced by the amount of any outstanding letters of credit with the bank. Borrowings under the facility were collateralized by a pledge of our deposits held at the bank. As of December 31, 2003, the amount available under this facility was $15.0 million. Borrowings under the line of credit incurred interest at the bank's prime rate or 50 basis points above LIBOR, at our option. Interest on outstanding borrowings was due monthly, with the principal due at maturity. As of December 31, 2003, there was no balance outstanding under this line of credit.

Note Payable

        In connection with our acquisition of Chaparral in February 2004, we assumed a $6 million promissory note that incurred interest at 8%. During August 2004, we made a payment of approximately $7.2 million representing both principle and interest to the holder of the $6 million promissory note. There are no further amounts due.

Japanese Yen Facilities

        Through November 2004, our Japanese subsidiary had two lines of credit with Tokyo Mitsubishi Bank, a Japanese bank, and one line of credit with National Life Finance Corporation in Japan, for borrowings up to an aggregate of 45 million Yen (approximately US $0.4 million). The outstanding balance at December 31, 2003 was approximately $0.2 million. Borrowings under these lines of credit incurred interest at a fixed rate ranging from 1.7% to 1.8% as of December 31, 2003. Borrowings under these lines of credit were previously collateralized by inventories of the Japanese subsidiary. During October 2004, all of the lines of credit relating to our Japanese subsidiary described above were repaid and closed.

11. Income Taxes

        Components of the income tax benefit (provision) are as follows for the years ended December 31:

	2002	2003	2004
	(in thousands)
Current:
Federal	$3,531	$(60)	$(217)
State, local and foreign	(423)	(28)	(55)

	3,108	(88)	(272)

Deferred:
Federal	7,778	3,306	(4,255)
State, local and foreign	3,294	(2,546)	(152)

	11,072	760	(4,407)

(Increase) decrease in deferred income tax asset valuation allowance	(11,063)	(760)	4,407

Total income tax benefit (provision)	$3,117	$(88)	$(272)

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31:

	2002	2003	2004
Federal statutory rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal effect	(5.3)	5.8	7.8
Increase (decrease) in deferred income tax asset valuation allowance	29.6	(38.7)	(55.8)
Foreign taxes	1.4	(1.2)	2.6
In-process research and development	—	—	13.9
Other	1.0	(0.2)	(1.2)

Effective income tax rate	(8.3)%	0.7%	2.3%

        The income tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31:

	2003	2004
	(in thousands)
Deferred income tax assets:
Net operating loss and tax credit carry forwards	$36,405	$54,238
Inventory reserve and uniform capitalization	2,754	587
Stock warrants	1,532	1,532
Restructuring accrual	388	75
In-process research and development	472	418
Acquisition costs	128	—
Allowance for bad debts	113	174
Vacation accrual	233	371
Acquired intangibles	162	—
Warranty accrual	110	464
Other accruals and reserves	227	625

Total deferred income tax assets	42,524	58,484

Deferred income tax liabilities:
State taxes	(2,593)	(3,161)
Depreciation and amortization	(717)	(1,292)
Other	(258)	—
Acquired intangibles	—	(3,095)

Total deferred income tax liabilities	(3,568)	(7,548)

Deferred income tax asset valuation allowance	(38,956)	(50,936)

Net deferred income tax balance	$—	$—

        As of December 31, 2004, a valuation allowance of approximately $50.9 million has been provided based upon our assessment of the future realizability of our deferred income tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

        As of December 31, 2004, approximately $16.4 million of the valuation allowance is attributable to acquired deferred tax assets, which if recognized, will reduce goodwill related to the acquisition of Chaparral. Additionally, at December 31, 2004 approximately $4.6 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

        As of December 31, 2004, we have federal and state net operating loss carryforwards of approximately $119.1 million and $79.9 million, which begin to expire in 2009 and 2005, respectively. In addition, we have federal tax credit carryforwards of approximately $3.1 million, of which $0.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.7 million will begin to expire in 2008. We also have state tax credit carryforwards of $2.9 million, of which $2.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006.

        As a result of our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill Systems Corp. immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

        As a result of our acquisition of Chaparral, an ownership change, within the meaning of Internal Revenue Code Section 382, occurred on February 23, 2004. As a result, annual use of the acquired Chaparral's federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

        We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.

12. Stockholders' Equity

Increase in Authorized Common Shares

        In May 2004, our board of directors authorized an increase of 867,261 shares of our common stock issuable pursuant to our 2000 Amended and Restated Equity Incentive Plan and 2,000,000 shares of our common stock issuable pursuant to our 2000 Amended and Restated Employee Stock Purchase Plan. This increase in shares became effective on the date of the 2004 Annual Stockholders Meeting, which was held May 3, 2004.

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

13. Preferred Stock

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

14. Stock Options and Warrants

Stock Incentive Plan

        Our 2000 Amended and Restated Equity Incentive Plan, or Incentive Plan, provides for the granting of incentive and nonqualified stock options to employees. Our 2000 Non-Employee Stock Option Plan, or Directors' Plan, adopted in March 2000 provides for the granting of nonqualified stock options to non-employee directors. We currently have reserved 7,134,199 and 500,000 shares of common stock for issuance pursuant to the Incentive Plan and the Directors' Plan, respectively. The terms and conditions of grants of stock options are determined by our board of directors in accordance with the terms of the Incentive Plan and Directors' Plan.

        Information with respect to options under the Incentive Plan and Directors' Plan, as restated for the combination with Artecon's stock option plan, is as follows:

	Number of Shares	Weighted Average Exercise Price
BALANCE, January 1, 2002	3,285,293	$4.09
Grants	868,996	2.79
Forfeitures	(462,269)	3.58
Exercises	(21,177)	1.89

BALANCE, December 31, 2002	3,670,843	3.86
Grants	961,000	7.81
Forfeitures	(296,280)	3.35
Exercises	(1,079,836)	3.83

BALANCE, December 31, 2003	3,255,727	5.08
Grants	1,626,750	10.31
Forfeitures	(386,588)	10.62
Exercises	(281,794)	3.75

BALANCE, December 31, 2004	4,214,095	$6.68

        The options generally vest ratably over a four or five year period and are exercisable over a period of ten years from the date of grant.

        Information with respect to options outstanding under the Incentive Plan and Directors' Plan at December 31, 2004 is as follows:

	Options Outstanding
		Weighted Average Remaining Contractual Life in Years		Options Exercisable
			Weighted Average Exercise Price
Range of Exercise Price	Outstanding			Outstanding	Weighted Average Exercise Price
$0.75 - $ 1.55	121,727	6.64	$1.50	83,602	$1.50
$1.71 - $ 1.89	446,928	6.56	1.89	352,877	1.89
$2.03 - $ 2.91	410,638	7.46	2.80	225,857	2.77
$3.10 - $ 3.37	671,602	7.29	3.18	432,903	3.23
$3.38 - $ 5.50	403,599	5.70	4.92	342,151	5.13
$6.00 - $17.14	2,159,601	8.60	10.13	429,948	9.17

	4,214,095	7.73	$6.68	1,867,338	$4.56

        As of December 31, 2002 and 2003, approximately 1,598,000 and 1,322,443 options were exercisable at a weighted average exercise price of $4.98 and $4.86, respectively.

        The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values, at the date of grant, for options granted during the years ended December 31, 2002, 2003 and 2004 of $2.40, $5.87 and $6.41 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2002	2003	2004
Risk free interest	3.0%	2.9%	3.23%
Expected dividend yield	—	—	—
Expected life	7.5 years	7.5 years	4 years
Expected volatility	105%	82%	87%

Warrants

        During the year ended December 31, 2004, we received proceeds of approximately $0.2 million from the exercise of warrants to purchase 67,692 shares of our common stock. As of December 31, 2004, there were outstanding warrants to purchase 1,966,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008.

        On May 24, 2002, we granted an OEM customer a warrant to purchase 1,239,527 shares of our common stock at $2.97 per share in connection with the signing of a product supply agreement. The warrant was fully vested upon issuance and became exercisable for 413,175 shares at signing, becomes exercisable for 413,176 additional shares on May 24, 2003 and 2004 and expires on May 24, 2007. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was $3.7 million. The warrant was issued to induce the customer to purchase our products in the future and was not issued in consideration of any past transactions. As we received no consideration for the issuance of the warrant and the customer has no requirement to purchase any products from us, the $3.7 million value of the warrant was included in sales and marketing expense during the year ended December 31, 2002.

15. Related Party Transactions

        Purchases from affiliated companies for the years ended December 31, 2003 and 2004 were approximately $15,000 and $8,000, respectively, and none in 2002.

16. Employee Benefit Plans

Dot Hill Retirement Savings Plan

        Effective December 1, 2000, we adopted a new retirement savings plan titled the Dot Hill Retirement Savings Plan, which combined and replaced the Box Hill and Artecon retirement savings plans. This plan, which qualifies under Section 401(k) of the Internal Revenue Code, is open to eligible employees over 21 years of age. Under the plan, participating U.S. employees may defer up to 20% of their pretax salary, but not more than statutory limits. We may match 50% of participating employees' contributions up to a specified limit ($1,000). Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the new retirement savings plan for the years ended December 31, 2003 and 2004 were approximately $0.1 million, and $0.1 million, respectively, and none in 2002.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "Purchase Plan") was adopted in August 1997, and amended and restated in March 2000. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides our eligible employees, as defined in the Purchase Plan with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined. We have reserved 2,000,046 shares of common stock for issuance pursuant to the Purchase Plan. During the years ended December 31, 2002 and 2003, approximately 345,000 and 524,000 shares, respectively, were issued under the Purchase Plan. There were no shares issued under the plan in 2004.

17. Commitments and Contingencies

Operating Leases

        We lease office space and equipment under noncancelable operating leases, which expire at various dates through September 2009. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $1.0 million, $0.9 million and $1.2 million, respectively. Sublease rental income for the years ended December 31, 2002, 2003 and 2004 was $0.1 million, $0.6 million and $0.6 million, respectively.

        Future minimum lease payments due under all noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$1,672
2006	1,299
2007	465
2008	35
2009	17
Thereafter	—

Total minimum lease payments	$3,488

        The above minimum lease payments include minimum rental commitments totaling $1.2 million that have been included in the restructuring accrual as of December 31, 2004. Minimum payments for operating leases have not been reduced by minimum sublease rentals of $1.4 million due in the future under non-cancelable subleases.

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

        Effective January 1, 2004, we adopted the Executive Compensation Plan 2004 (the "Plan") for five of our executives. The terms of the Plan are in addition to the terms of these executive's employment contracts. The Plan provides for annual performance bonus potential of 70% of base salary with an eligible payout of 46.7% for 2004. The formula for the annual bonus calculation is as follows: 70% of bonus potential is tied to our annual operating plan. Of this 70% bonus potential, half is based on meeting revenue goals and half is based on meeting certain net income goals. If we attain less than 85% of revenue and net income goals, this 70% bonus potential will not be paid. If we achieve 85% of plan for revenue and net income they are eligible to earn 50% of the related components bonus. For each 1% increase between 86% and 90% of revenue and, separately, net income, a bonus equal to 2% of on-plan bonus will be paid, with a cap of 100% of plan. For each 1% increase between 91% and 95% of revenue and, separately, net income, a bonus equal to 3% of on-plan bonus will be paid, with a cap of 100% of plan. For each 1% increase between 96% and 100% of revenue and, separately, net income, a bonus equal to 5% of on-plan bonus will be paid, with a cap of 100% of plan. The remaining 30% of bonus potential is subjective, with 20% being tied to individual department goals and performance and 10% being based on our performance with respect to the management of our working capital and cash flow. For the year ended December 31, 2004, the bonus payable under the Plan is approximately $358K and is included in accrued compensation at December 31, 2004.

        On February 3, 2005, we adopted the Executive Compensation Plan 2005 (the "Plan") for our Chief Executive Officer, our President, and our Chief Financial Officer. Under the Compensation Plans, our Chief Executive Officer, President and Chief Financial Officer are eligible to receive bonuses in an amount to be calculated in accordance with the terms of their respective Compensation Plans and dependent on the satisfaction of certain conditions relating to our revenues. In the case of the Chief Executive Officer, the target bonus is 80% of the Chief Executive Officer's base salary. In the case of the President, the target bonus is 70% of the President's base salary. In the case of the Chief Financial Officer, the target bonus is 50% of the Chief Financial Officer's base salary.

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

        In the 4th quarter of 2004 we made a payment of approximately $0.4 million to the State of New York to settle amounts related to a field audit of our Franchise Tax return. We have a remaining accrual of approximately $0.5 million at December 31, 2004 related to the potential settlement of the issue in a different jurisdiction.

Other Litigation

        We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.

18. Segment and Geographic Information

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

        Prior to December 31, 2003, we previously maintained and disclosed information by market segment, which consisted of e-commerce, telecommunications and service providers; government; and commercial and other customers. In 2001, we began to focus on indirect sales through channel partners regardless of the market segment served by those channel partners. In May 2002, we signed a key agreement with a particular channel partner, which partner began to ship product to its own customers during October 2002. Sales to that channel partner accounted for approximately 86.3% of our net revenue for the year ended December 31, 2004. We have limited visibility into the type of market segments to which that channel partner, and many other channel partners, sell, and therefore we have no way to identify or track net revenue generated by those channel partners by market segment. Going forward, we expect sales to channel partners to increase. Therefore, we have ceased to disclose information by market segment.

        Information concerning revenue by product and service is as follows:

	SANet Families	Legacy and Other	Services	Total
	(in thousands)
Year ended December 31, 2002:
Net revenue	$35,328	$8,503	$3,105	$46,936

Gross profit	$(1,895)	$2,861	$526	$1,492

Year ended December 31, 2003:
Net revenue	$179,061	$5,044	$3,343	$187,448

Gross profit (loss)	$47,379	$(3,467)	$986	$44,898

Year ended December 31, 2004:
Net revenue	$231,264	$5,172	$2,940	$239,376

Gross profit (loss)	$56,882	$2,244	$375	$59,501

        Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows:

	SANnet Families	Legacy and Other	Services	Total
	(in thousands)
As of:
December 31, 2004	$235,969	$7,285	$3,313	$246,567

December 31, 2003	$207,686	$6,553	$4,204	$218,443

        Information concerning principal geographic areas in which we operate is as follows:

	As of and for the Year Ended December 31,
	2002	2003	2004
	(in thousands)
Net revenue:
United States	$35,268	$175,233	$223,133
Europe	8,615	9,120	9,546
Asia	3,053	3,095	6,697

	$46,936	$187,448	$239,376

Income (loss) before income taxes:
United States	$(36,575)	$11,022	11,786
Europe	(528)	943	(812)
Asia	(317)	254	895

	$(37,420)	$12,219	$11,869

Assets:
United States	$29,453	$213,027	$237,376
Europe	2,123	4,196	6,444
Asia	652	1,220	2,747

	$32,228	$218,443	$246,567

        Net revenue is recorded in the geographic area in which the sale is originated.

19. Quarterly Financial Information (Unaudited)

        The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2003:
Net revenue	$30,522	$48,428	$50,979	$57,519
Gross profit	5,537	10,013	12,213	17,135
Income (loss) before income taxes	(1,464)	2,571	4,306	6,806
Net income (loss)	(1,464)	2,560	4,269	6,766
Net income (loss) attributable to common stockholders	(1,569)	2,524	4,269	6,766
Basic net income (loss) per share	(0.06)	0.08	0.13	0.16
Diluted net income (loss) per share	(0.06)	0.07	0.11	0.14
Year Ended December 31, 2004:
Net revenue	$47,865	$69,038	$56,956	$65,517
Gross profit	12,078	17,041	14,668	15,714
Income (loss) before income taxes	(2,620)	6,823	3,602	4,064
Net income (loss)	(2,585)	6,697	3,451	4,034
Basic net income (loss) per share	(.06)	.15	.08	.09
Diluted net income (loss) per share	(.06)	.14	.07	.09

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(IN THOUSANDS)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Allowance for doubtful note, accounts and sales returns:
Year ended December 31, 2002	$1,113	$1,018	$283	(1)	$1,848
Year ended December 31, 2003	1,848	(284)	1,097	(1)	467
Year ended December 31, 2004	467	176	152	(1)	491
Reserve for excess and obsolete inventories:
Year ended December 31, 2002	$5,240	$8,280	$376	(2)	$13,144
Year ended December 31, 2003	13,144	1,705	8,255	(3)	6,594
Year ended December 31, 2004	6,594	785	5,694	(2)	1,685

(1)
Uncollectible receivables charged off and credit issued for product returns.

(2)
Consists primarily of the write-off of excess/obsolete inventories.

(3)
Consists primarily of the sale of inventory to a third party service provider and the write-off of excess/obsolete inventories.

S-1

QuickLinks

DOT HILL SYSTEMS CORP. INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
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
  Item 9B. Other Information
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2004 (In Thousands, Except Per Share Amounts)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004 (In Thousands, Except Per Share Amounts)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004 (In Thousands)
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004 (In Thousands)
DOT HILL SYSTEMS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 and 2004
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004 (IN THOUSANDS)