Form 10-Q
period 2005-03-31
DOT HILL SYSTEMS CORP
filed 2005-05-05
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

The registrant had 43,803,207 shares of common stock, $0.001 par value, outstanding as of May 4, 2005.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2005

Part I.  Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	December 31, 2004	March 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$67,496	$44,773
Short-term investments	58,690	79,657
Accounts receivable, net of allowance of $491 and $446	40,788	38,272
Inventories	3,671	3,047
Prepaid expenses and other	2,273	2,750
Total current assets	172,918	168,499
Property and equipment, net	7,859	6,863
Goodwill	57,111	57,111
Other intangible assets, net	7,712	6,996
Other assets	967	931
Total assets	$246,567	$240,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,512	$32,793
Accrued compensation	3,338	3,027
Accrued expenses	3,309	2,968
Deferred revenue	779	746
Income taxes payable	532	253
Other liabilities	923	795
Current portion of restructuring accrual	141	160
Total current liabilities	49,534	40,742
Restructuring accrual, net of current portion	37	11
Other long-term liabilities	169	148
Total liabilities	49,740	40,901

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,656 and 43,802 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	44	44
Additional paid-in capital	277,102	277,784
Deferred compensation	(8)	(3)
Accumulated other comprehensive loss	(462)	(579)
Accumulated deficit	(79,849)	(77,747)
Total stockholders’ equity	196,827	199,499
Total liabilities and stockholders’ equity	$246,567	$240,400

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2005

Net Revenue	$47,865	$58,011
Cost of Goods Sold	35,787	44,734
Gross Profit	12,078	13,277

Operating Expenses:
Sales and marketing	4,178	4,651
Research and development	4,085	4,713
General and administrative	2,314	2,769
In-process research and development	4,700	—
Total operating expenses	15,277	12,133
Operating Income (Loss)	(3,199)	1,144

Other Income (Expense):
Interest income	574	661
Interest expense	(141)	(27)
Gain on foreign currency transactions, net	167	138
Other expense, net	(21)	75
Total other income (expense), net	579	847
Income (Loss) Before Income Taxes	(2,620)	1,991
Income Tax Benefit	35	111
Net Income (Loss)	$(2,585)	$2,102

Net Income (Loss) Per Share:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05

Weighted Average Shares Used to Calculate Net Income (Loss) Per Share:
Basic	43,315	43,741
Diluted	43,315	45,717

Comprehensive Operations:
Net income (loss)	$(2,585)	$2,102
Foreign currency translation adjustments	(7)	16
Net unrealized loss on short-term investments	(3)	(133)
Comprehensive income (loss)	$(2,595)	$1,985

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005

Cash Flows From Operating Activities:
Net income (loss)	$(2,585)	$2,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	872	2,048
Write-off of in-process research and development	4,700	—
Loss on disposal of property and equipment	—	39
Provision for doubtful accounts	(99)	(21)
Stock-based compensation expense	5	5
Gain on sale of short-term investments	(15)	(8)
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(3,515)	2,537
Inventories	517	624
Prepaid expenses and other assets	(25)	(441)
Accounts payable	3,607	(7,719)
Accrued compensation and expenses	(1,470)	(780)
Deferred revenue	31	(33)
Income taxes payable	(53)	(279)
Restructuring accrual	(163)	(7)
Other long-term liabilities	913	(21)
Net cash provided by (used in) operating activities	2,720	(1,954)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,896)	(375)
Sales of short-term investments	25,991	21,177
Purchases of short-term investments	(10,484)	(42,268)
Cash paid in Chaparral acquisition, net of cash acquired	(65,383)	—
Net cash used in investing activities	(51,772)	(21,466)

Cash Flows From Financing Activities:
Proceeds from bank and other borrowings	11,407	—
Payments on bank and other borrowings	(11,420)	—
Proceeds from sale of stock to employees	—	550
Proceeds from exercise of stock options	24	132
Net cash provided by financing activities	11	682

Effect of Exchange Rate Changes on Cash	(7)	15

Net Decrease in Cash and Cash Equivalents	(49,048)	(22,723)
Cash and Cash Equivalents, beginning of period	105,863	67,496
Cash and Cash Equivalents, end of period	$56,815	$44,773

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$33	$—
Cash paid for income taxes	$17	$350

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

2.            Acquisition

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., or Chaparral, a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers.  The purchase price was $67.6 million of which $62 million was paid in cash. In addition, we agreed to pay approximately $4.1 million related to obligations due to certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $0.8 million and approximately $0.7 million in accrued integration costs consisting primarily of severance payments and amounts accrued related to Chaparral’s leased facility were incurred.  The acquisition of Chaparral is expected to enable us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base.  The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

Goodwill recorded in connection with the acquisition of Chaparral totaled approximately $56.8 million.  None of this goodwill will be deductible for tax purposes.  Of the acquired assets, $4.7 million pertained to in-process research and development and was written off by our recognition of a charge to operations on the acquisition date. The remaining acquired intangible assets are being amortized using the straight-line method over their estimated useful lives as follows:  developed and core technology, 2.5 to 4.5 years; customer relationships, 3.5 years; and backlog, 8 months.  None of the other intangible assets will be deductible for tax purposes.

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which is payable after 18 months of service following the acquisition date. As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we have an obligation to make remaining aggregate cash payments of approximately $1.0 million to these employees through 2005. As of March 31, 2005, approximately $0.2 million has been paid related to these agreements and approximately $0.8 million is included in other liabilities at March 31, 2005. Additionally, approximately $0.2 million is being recorded as compensation expense over the 18-month service period. During the three-months ended March 31, 2005, we recorded compensation expense of approximately $34,000 relating to these agreements.

The following unaudited pro forma results of operations present the impact on our results of operations for the three months ended March 31, 2004 as if the acquisition of Chaparral had been completed as of the beginning of the period reported on.  The charge of $4.7 million related to the write-off of in-process research and development has been excluded from the pro forma results of operations as it is nonrecurring in nature.

	Three Months Ended March 31, 2004
	Historical	Pro Forma

Net revenue	$47,865	$49,621
Net income (loss) attributable to common stockholders	$(2,585)	$143
Basic and diluted net income (loss) per share	$(0.06)	$0.00

3.             Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, us to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price of the stock option.

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the following amounts for the three months ended March 31, 2004 and 2005 (in thousands, except per share information):

	Three Months Ended March 31,
	2004	2005

Net income (loss) as reported	$(2,585)	$2,102
Stock-based employee compensation expense included in reported net income (loss)	5	5
Stock-based employee compensation expense determined under fair value based method	(924)	(1,393)
Pro forma net income (loss)	$(3,504)	$714
Basic net income (loss) per share:
As reported	$(0.06)	$0.05
Pro forma	$(0.08)	$0.02

Diluted net income (loss) per share:
As reported	$(0.06)	$0.05
Pro forma	$(0.08)	$0.02

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2005
Risk free interest rate	2.79%	3.71%
Expected dividend yield	—	—
Expected life	4 years	4 years
Expected volatility	90%	81%

4.             Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share reflects the potential dilution of securities by including common stock equivalents, such as stock options and stock warrants in the weighted average number of common shares outstanding for a period, if dilutive.

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2004	2005
Shares used in computing basic net income (loss) per share	43,315	43,741
Dilutive effect of common stock equivalents	—	1,976
Shares used in computing diluted net income (loss) per share	43,315	45,717

For the three months ended March 31, 2004, outstanding options to purchase 3,045,079 shares of common stock and outstanding warrants to purchase 2,034,551 shares of common stock were not included in the calculation of diluted loss per share because their effect was antidilutive. For the three months ended March 31, 2005, outstanding options to purchase 2,084,498 shares of common stock were not included in the calculation of diluted income per share because their effect was antidilutive.

5.             Short-Term Investments

The following table summarizes our short-term investments as of March 31, 2005 (in thousands):

		Net Unrealized	Net Unrealized
	Cost	Losses	Gains	Fair Value
U.S. Government securities	$66,044	$(253)	$—	$65,791
Municipal securities and corporate debt	2,941	(17)	—	2,924
Commercial paper	10,934	(4)	12	10,942
	$79,919	$(274)	$12	$79,657

Gross realized gains on these investments were $8,550 for the three months ended March  31, 2005. There were no gross realized losses on these investments for the three months ended March 31, 2005.

6.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2004	March 31, 2005
Purchased parts and materials	$1,507	$1,127
Work-in-process	37	2
Finished goods	2,127	1,918
	$3,671	$3,047

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

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of March 31, 2005 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(1,204)	$3,796
Developed technology	2,600	(1,127)	1,473
Customer relationships	2,500	(773)	1,727
Backlog	100	(100)	—

Total other intangible assets	$10,200	$(3,204)	$6,996

Estimated future amortization expense related to other intangible assets as of March 31, 2005 is as follows (in thousands):

Years ending December 31,
2005 (remaining 9 months)	2,149
2006	2,519
2007	1,587
2008	741
Total	$6,996

9.             Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. The changes in our aggregate product warranty liability are as follows for the three months ended March 31, 2005 (in thousands):

Balance, beginning of period	$1,104
Current period accrual	621
Amounts charged to accrual	(565)
Change in estimate	—
Balance, end of period	$1,160

10.          Restructurings

Restructuring liabilities at March 31, 2005 were originally recorded in 2001 and 2002 and pertain to leases for former offices located in Chicago and New York City that extend through 2006.

The following is a summary of restructuring activity recorded during the three months ended March 31, 2005 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2004	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at March 31, 2005

Facility closures and related costs	$168	$17	$(45)	$140

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2004	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at March 31, 2005

Facility closures and related costs	$10	$75	$(54)	$31

We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of March 31, 2005.

11.          Income Taxes

We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2005 based on the receipt by our European subsidiary of $0.2 million  from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001. Excluding the impact of the loss carryback, our effective income tax rate was 2.5% for the quarter ended March 31, 2005 and is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for the quarter ended March 31, 2005 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

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

As a result of our acquisition of Chaparral, an ownership change, within the meaning of Internal Revenue Code Section 382, occurred on February 23, 2004. As a result, annual use of the acquired Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

12.          Employee Benefit Plans

Our Employee Stock Purchase Plan (the “Purchase Plan”) was adopted in August 1997, and amended and restated in March 2000 and February 2004. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides our eligible employees, as defined in the Purchase Plan with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined.  During the three months ended March 31, 2005 approximately 102,621 shares were issued under the Purchase Plan.

13.          Commitments and Contingencies

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

Chaparral Shareholder Lawsuit

In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them.

We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.

Other

In the 4th quarter of 2004, the Company made a payment of approximately $0.4 million to the State of New York to settle amounts related to a field audit of the Company’s Franchise Tax Return.  During the quarter ended March 31, 2005 we submitted tax returns to the City of New York offering to pay an amount similar to that accepted by the State of New York as described above.  New York City is currently reviewing the returns, and the Company is waiting for a reply as to whether or not they have accepted the revised liability and payment as submitted.  Amounts related to this matter have been previously accrued for.

14.          Segments and Geographic Information

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

Sales to our largest channel partner accounted for approximately 86% of our net revenue during the three months ended March 31, 2004 and 2005.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total

Three months ended:
March 31, 2005:
Net revenue	$55,644	$1,586	$781	$58,011
Gross profit	$12,389	$338	$550	$13,277
March 31, 2004:
Net revenue	$45,863	$1,464	$538	$47,865
Gross profit (loss)	$14,584	$(2,505)	$(1)	$12,078

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total

As of:
March 31, 2005	$229,355	$7,921	$3,124	$240,400
December 31, 2004	$235,969	$7,285	$3,313	$246,567

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2005

Net revenue:
United States	$45,116	$54,066
Europe	1,337	2,473
Asia	1,412	1,472
	$47,865	$58,011
Operating income (loss):
United States	$(3,008)	$1,778
Europe	(332)	(536)
Asia	141	(98)
	$(3,199)	$1,144

Net revenue is recorded in the geographic area in which the sale is originated.

15.          Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1,  The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004) “Share-Based Payment”.  The SEC rule provides that Statement 123 (revised 2004) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement).  Therefore, the required effective date of Statement 123 (revised 2004) for calendar year-end public companies is January 1, 2006.

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

16.        Subsequent  Events

In April 2005, the Company amended its Manufacturing Agreement, dated May 20, 2002, with Solectron Corporation or Solectron.  The amendment provides for a change to the payment terms such that the actual payment due date for a given validly submitted invoice is based on the delivery date of the product in relationship to an established series of reconciliation dates.  Under the new terms, the due date for a given payment is always the next reconciliation date which can range from five days to approximately ninety days from the date of the applicable invoice.  The Company expects that the average payment term with Solectron will closely resemble the payment terms we have established with our largest customers.

In order to facilitate fulfillment of our supply plan in a balanced and consistent manner during the course of each calendar quarter, the Company agreed to fund the purchase of raw material components to cover the difference between the aggregate manufacturing cost of the then current quarter’s established amount of finished goods manufactured by Solectron based on the Company’s supply plan for such then current quarter, and the aggregate manufacturing cost of the actual finished goods that have been purchased from Solectron.  The impact of this contractual provision is expected to result in cash payments by the Company to Solectron during the first and second month of each calendar quarter with the aggregate amount of those payments paid back to the Company prior to the end of the third month of its calendar quarter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the

“safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Certain Risk Factors Related to Dot Hill’s Business,” and elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. We have continued to develop new products for resale by Sun and others, such as our SANnet II FC which began shipping to Sun in March 2003. We are discussing with Sun the extent and timing of additional new product shipments. In January 2004, our existing three-year OEM partner agreement with Sun, first announced in May 2002, was extended. The agreement will now continue through May 22, 2007, a two-year extension to the original agreement subject to the terms of the agreement including early termination provisions.  In March 2004, this agreement was expanded to include new advanced technology storage products, to be designed and engineered by us to Sun’s specifications. Because of the significance of our relationship with Sun, we are subject to seasonality associated with Sun’s business.  Typically, sales in the second quarter of our fiscal year reflect the positive impact associated with Sun’s fiscal year-end.  Conversely, sales in the third quarter of our fiscal year typically reflect the impact of lower Sun first quarter sales compared to the historically stronger sales of Sun’s June year-end quarter.  We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2004	2005

Net revenue	100.0%	100.0%
Cost of goods sold	74.8	77.1
Gross profit	25.2	22.9
Operating expenses:
Sales and marketing	8.7	8.0
Research and development	8.5	8.1
General and administrative	4.8	4.8
In-process research and development	9.9	—
Total operating expenses	31.9	20.9
Operating income (loss)	(6.7)	2.0
Net income (loss)	(5.4)%	3.7%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenue

Net revenue increased $10.1 million, or 21.1%, to $58.0 million for the three months ended March 31, 2005 from $47.9 million for the three months ended March 31, 2004. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 86% of our net revenue for the three months ended March 31, 2005.  Total fiber channel units shipped were 2,789 for the three months ended March 31, 2005 compared to 2,271 fiber channel units shipped for the three months ended March 31, 2004.  Small computer systems interface, or SCSI, units shipped were 3,570 for the three months ended March 31, 2005 compared to 2,777 SCSI units for the three months ended March 31, 2004.  The increase in revenue also reflects approximately $4.8 million from the sale of our SATA product which began shipping in the second quarter of 2004. Non-Sun revenue was $8.2 million for the three months ended March 31, 2005 compared to $7.4 million for the three months ended March 31, 2004.

Cost of Goods Sold

Cost of goods sold increased $8.9 million, or 24.9%, to $44.7 million for the three months ended March 31, 2005 from $35.8 million for the three months ended March 31, 2004. As a percentage of net revenue, cost of goods sold increased to 77.1% for the three months ended March 31, 2005 from 74.8% for the three months ended

March 31, 2004. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 including the incremental cost of goods sold attributable to sales of our SATA product in the first quarter of 2005. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to lower than anticipated cost reductions achieved during the three months ended March 31, 2005 based on the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives.

Gross Profit

Gross profit increased $1.2 million, or 9.9%, to $13.3 million for the three months ended March 31, 2005 from $12.1million for the three months ended March 31, 2004. As a percentage of net revenue, gross profit decreased to 22.9% for the three months ended March 31, 2005 from 25.2% for the three months ended March 31, 2004. The increase in the dollar amount of gross profit is attributable to greater volume of product sales during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in gross profit as a percentage of our net revenue for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004 can be attributed, in part, to continued pricing pressures on our mature products, lower than anticipated sales volume and the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives.  Our gross profit margin was also negatively impacted for the three months ended March 31, 2005 by sales of  our SATA product that presently have a significantly lower gross profit margin than either our fibre channel or SCSI products.  There were no sales of our SATA product in the first quarter of 2004. We are currently transitioning the high labor content of our SATA product to locales in Asia and are working to complete the hard tooling of the chassis. We expect to receive the benefits of these cost reduction efforts by the end of the second quarter of 2005. We believe our future gross profit margin will also be positively impacted by the integration of the technology we acquired from Chaparral. We anticipate our gross profit margin will begin to reflect the effects of such integration in the second half of 2005. Gross profit margin was also negatively impacted by a full quarter of amortization of finite lived intangible assets acquired in the Chaparral transaction.   Such amortization was $0.5 million for the three months ended March 31, 2005 compared to $0.2 million for the three months ended March 31, 2004.  The first quarter of 2004 reflects only one month of amortization because Chaparral was acquired in late February 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 11.9%, to $4.7 million for the three months ended March 31, 2005 from $4.2 million for the three months ended March 31, 2004. As a percentage of net revenue, sales and marketing expenses decreased to 8.0% for the three months ended March 31, 2005 from 8.7% for the three months ended March 31, 2004. The increase in the dollar amount of sales and marketing related expenses is partially attributable to increased salaries and related expenses of approximately $0.3 million, primarily because in the first quarter of 2005 we paid a full three months of salaries and related expenses for those employees added in connection with our acquisition of Chaparral.   Our increased sales and marketing expenses reflect the additional sales activities incurred by our European subsidiary as we continue to pursue an increased market share in Europe.  We also recorded $0.2 million related to a full three months of amortization of our customer relationship intangible asset acquired in connection with the acquisition of Chaparral.  The decrease in sales and marketing expenses as a percentage of net revenue primarily reflects increased 2005 revenue. We will continue our efforts to grow our non-OEM commercial sales during 2005. Accordingly, we expect sales and marketing expenses for the year ending December 31, 2005 will exceed spending levels incurred during 2004.

Research and Development Expenses

Research and development expenses increased $0.6 million, or 14.6%, to $4.7 million for the three months ended March 31, 2005 from $4.1 million for the three months ended March 31, 2004. As a percentage of net revenue, research and development expenses decreased to 8.1% for the three months ended March 31, 2005 from 8.5% for the three months ended March 31, 2004. The dollar increase in research and development expenses primarily reflects an increase in salaries, the cost of on-going research and development projects, facility related expenses, and all other expenses associated with our Longmont Technology Center acquired in late February 2004.  Total costs attributable to our Longmont Technology Center for the three months ended March 31, 2005 were approximately $1.4 million compared to approximately $0.5 million for the three months ended March 31, 2004.  This increase reflects a full three months of activity in the current period compared to one month in the prior comparable period.  The increase in research and development was partially off-set by a decrease in project related expenses at our Carlsbad location.  The decrease in project expenses for the three months ended March 31, 2005 primarily reflects the significant activity in the prior comparable period attributable to the completion of our SATA product that was released for sale early in the second quarter of fiscal year 2004. The percentage decrease in research and development expenses primarily reflects the increase in revenue for the three months ended March 31, 2005. We expect that 2005 research and development expense will exceed amounts incurred during 2004 due to our planned efforts to complete the integration of the technology acquired from Chaparral into our existing products and research and development activities related to other future product offerings.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 21.7%, to $2.8 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004. As a percentage of net revenue, general and administrative expenses were 4.8% for both the three months ended March 31, 2005 and 2004. The increase in the dollar amount of general and administrative expense during the three months ended March 31, 2005 reflects increased salaries and related expenses of $0.2 million compared to the three months ended March 31, 2004.  This increase is partially attributable to a full three months of salaries and related expenses for those employees added in connection with our acquisition of Chaparral in late February 2004 compared to one month for the three months ended March 31, 2004 and the inclusion in the first quarter of 2005 of compensation paid to our president that had been classified as research and development expense in the comparable prior period.  Additionally, we paid approximately $0.1 million to the former managing director of our Japanese subsidiary upon his retirement in March 2005.  We also incurred $0.4 million in increased legal and professional services expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in legal expenses primarily reflects the legal matters described elsewhere in this document while the increase in professional services reflect the cost of our compliance with the Sarbanes-Oxley Act of 2002. The increases in general and administrative expense were partially offset by a decrease of $0.2 million in bad debt expense and $0.1 million in lower insurance expense. The absence of a percentage change in general and administrative expenses primarily reflects the increase in revenue for the three months ended March 31, 2005. We expect general and administrative expenses to increase in 2005 compared to 2004 due to the continuing cost of complying with various corporate governance regulations and the cost of corrective actions we intend to take as a result of such regulations.

In-Process Research and Development Charges

Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the three months ended March 31, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral.  There were no similar charges for the three months ended March 31, 2005.

Other Income (Expense)

Other income (expense) increased by $0.2 million to $0.8 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. The increase was primarily attributable to an increase in interest income of $0.1 due to rising interest rates and a decrease in interest expense of approximately $0.1 million as a result of the payoff in August 2004 of a $6 million note payable that was assumed in connection with the acquisition of Chaparral and the repayment and termination of our Japanese credit facilities in the fourth quarter of 2004.

Income Taxes

We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2005 based on the  receipt by our European subsidiary of $0.2 million  from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001. Excluding the impact of the loss carryback, our effective income tax rate was 2.5% for the quarter ended March 31, 2005 and is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for the quarter ended March 31, 2005 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded

As of December 31, 2004, we have federal and state net operating loss carryforwards of approximately $119.1 million and $79.9 million, which begin to expire in 2009 and 2005, respectively. In addition, we have federal tax credit carryforwards of approximately $3.1 million, of which $0.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.7 million will begin to expire in 2008. We also have state tax credit carryforwards of $2.9 million, of which $2.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006.

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

As a result of our acquisition of Chaparral, an ownership change, within the meaning of Internal Revenue Code Section 382, occurred on February 23, 2004. As a result, annual use of the acquired Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

Liquidity and Capital Resources

As of March 31, 2005, we had $124.4 million of cash, cash equivalents and short-term investments and working capital of $127.8 million.

For the three months ended March 31, 2005, cash used in operating activities was $2.0 million compared to cash provided by operating activities of $2.7 million for the same period in 2004. The net cash used in operating activities for the three months ended March 31, 2005 is primarily attributable to net income of $2.1 million, depreciation and amortization of $2.0 million, a decrease in accounts receivable of approximately $2.5 million and a decrease in inventory of approximately $0.6 million.  These amounts were off-set by a $7.7 million decrease in accounts payable that reflects our efforts to reduce the amounts due to our vendors.  We expect payments to our vendors will normalize over the remaining quarters of fiscal year 2005. Cash flow from operations was negatively impacted by a $0.8 million decrease in accrued compensation and expense and other current liabilities primarily related to management bonus payments and a decrease in income taxes payable of approximately $0.3 million related to our proposed settlement with the City of New York as discussed in Note 13 to the Condensed Consolidated Financial Statements. In April 2005, we amended our manufacturing agreement with Solectron to provide for a change to the original payment terms.  The new payment terms establish a payment due date for a given validly submitted invoice based on the delivery date of the product in relationship to an established series of reconciliation dates. Under the new terms, the due date for a given payment will always fall on the next reconciliation date which can range from five days to approximately ninety days after the date of the applicable invoice. We expect that the average payment term with our third party manufacturer will now closely resemble the payment terms we have established with our largest customers.

Cash used in investing activities for the three months ended March 31, 2005 was $21.5 million compared to approximately $51.8 million for the same period in 2004.  This fluctuation is primarily the result of our acquisition of Chaparral that was completed in February 2004.  For the three months ended March 31, 2005, cash used in investing activities reflects the purchase of $42.3 million in short-term investments off-set by sales of short-term investments of approximately $21.2 million. We also made capital expenditures of $0.4 million during the three months ended March 31, 2005 primarily to support new product development. We expect to make capital expenditures of approximately $6 to $7 million during fiscal year 2005.

Cash provided by financing activities for the three months ended March 31, 2005 was $0.7 million compared to $11,000 for the three months ended March 31, 2004. The cash provided by financing activities is attributable to exercises of stock options under the Company’s 2000 Stock Incentive Plan of $0.1 million and proceeds from the sale of common stock to employees under our employee stock purchase plan of approximately $0.6 million.  We did not incur any borrowings under our line of credit and do not anticipate the need for such borrowing in the foreseeable future.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004) “Share-Based Payment”.  The SEC rule provides that Statement 123 (revised 2004) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement).  Therefore, the required effective date of Statement 123 (revised 2004) for calendar year-end public companies is January 1, 2006.

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

Certain Risk Factors Related to Dot Hill’s Business

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

A substantial majority of our revenues are generated by sales to Sun, which sells our products as separate units or bundled with its servers. If Sun’s storage-related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. If these fluctuations cause Sun to decrease purchases of our storage products, our results in the first quarter of Sun’s fiscal year, which is our third quarter, could be harmed. During October 2004, Engenio announced that it had broadened its OEM agreement with Sun. Under terms of the expanded agreement, Engenio will provide Sun with new modular storage technology and will co-develop future Sun storage products. While we do not currently believe that Engenio’s relationship with Sun will impact our sales or our relationship with Sun, we cannot predict the impact that the Sun and Engenio relationship, if any, will have on our future sales to Sun.

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

Demand for disk drives recently surpassed supply, forcing drive manufacturers, including those who supply the disk drives integrated into many of our storage products, to manage allocation of their inventory. If this shortage is prolonged, we may be forced to pay higher prices for disk drives or may be unable to purchase sufficient quantities of disk drives to meet our customers’ demand for our storage products in a timely manner or at all.

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

Our available cash, cash equivalents and short-term investments as of March 31, 2005 totaled $124.4 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating; debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)
First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1

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

As of March 31, 2005, our executive officers, directors and their affiliates beneficially owned approximately 8.9% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of March 31, 2005 there were outstanding warrants to purchase 1,966,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

Compliance with Sarbanes-Oxley Act of 2002.

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in significant accounting and legal expenses. We expect to continue to incur significant expense in future periods to comply with regulations pertaining to corporate governance as described above.

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

The following table provides information about our investment portfolio at December 31, 2004 and March 31, 2005. For investment securities, the table presents carrying values at December 31, 2004 and March 31, 2005 and, as applicable, and related weighted average interest rates by expected maturity dates.

	December 31, 2004	March 31, 2005
	(amounts in thousands)
Cash equivalents	$43,438	$22,714
Average interest rate	2.3%	2.8%
Short-term investments	$58,690	$79,657
Average interest rate	2.2%	2.5%
Total portfolio	$102,128	$102,371
Average interest rate	2.2%	2.5%

We have a line of credit agreement, which accrues interest at a variable rate. As of March 31, 2005, we had no balance under this line.  Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.

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

We have identified a material weakness related to the design and operating effectiveness of the Company’s period-end financial close and reporting process, resulting from (i) an inadequate number of accounting and finance personnel with sufficient technical expertise in the area of accounting principles generally accepted in the United States of America or U.S. GAAP and financial reporting, at both the corporate headquarters and foreign subsidiaries, (ii) our failure to sufficiently document its accounting policies, practices and procedures, and (iii) a lack of a sufficiently robust review of the period-end financial information to detect misstatements on a timely basis.  These control deficiencies resulted in the restatement of previously issued interim financial statements to correct errors principally affecting sales, cost of goods sold, operating expenses and accounts receivable, as described further in the restated financial statements included in the amended Form 10-Qs for the quarters ending March 31, 2004, June 30, 2004 and September 30, 2004.  Additionally, numerous adjustments that were not individually material to the financial statements, but which affected various financial statement line items, were necessary to present the annual financial statements for the year ended December 31, 2004 in accordance with U.S. GAAP.  Due to the significance of the actual misstatements identified and the potential for further misstatement, and the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

We have identified a material weakness related to the ineffectiveness of internal controls over inventory and cost of goods sold.  Various controls related to timely and accurate processing and recording of inventory-related transactions failed to operate effectively and as a result adjustments were recorded to inventory and cost of goods sold. Although these adjustments were not material to the interim and annual financial statements, the financial statements could have been materially misstated as a result of the control deficiencies.  The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements, the significance of the controls over inventory to the preparation of reliable financial statements, and the absence of other mitigating controls to detect the adjustments.

We have identified a material weakness related to the operating effectiveness of internal controls over fixed assets related to the safeguarding and accounting for fixed assets which include (i) inadequate documentation within the fixed asset accounting system to assist in the identification and location of certain fixed assets, (ii) failure to apply identification tags to fixed assets located outside of the corporate headquarters and, (iii) failure to properly apply its accounting policies, practices and procedures pertaining to the categorization of certain expenditures as fixed assets.  Based on the significance of the potential misstatement that could result due to the deficient controls over the safeguarding and accounting for fixed assets and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

In order to address the material weaknesses identified above, we have undertaken the following corrective measures:

Subsequent to March 31, 2005, the sole certified public accountant on our finance department staff submitted his resignation, effective May 26, 2005.  We are actively seeking to recruit a replacement and strengthen our accounting and financial reporting functions by hiring at least three certified public accountants with recent relevant experience, at least one of which will be in a senior managerial position. We have already hired a senior finance director for our subsidiary in Japan and added additional accounting resources to our subsidiary in the Netherlands. We also intend to hire additional clerical staff in the areas of accounts payable and general accounting and other staff in various areas of the company, including but not limited to, financial planning and analysis, order entry and materials management. We believe the addition of these individuals will allow us to perform and review the necessary internal control activities pertaining to our financial closing and reporting process on a timely basis and to complete the documentation of our accounting policies and procedures during 2005.

We are in the process of developing a plan to oversee the implementation of a new ERP software package. We have hired consultants to assist management with various aspects of the implementation process.  In April 2005, our Board of Directors approved and directed us to proceed with the project.  Although there can be no assurances to timeframe and costs, we presently believe the new ERP system will be operational beginning January 2006. We believe the implementation of a new ERP system will improve our internal control over financial reporting by increasing the availability of data used in the financial closing process and through simplifying our current closing process by decreasing the amount of manual processes currently required by our current system. We believe our internal control over inventory processing will also be improved for the same reasons. Until the new ERP system is fully operational, we intend on increasing the management review processes related to our financial closing and inventory processes through the addition of the individuals described above.

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

Changes in Internal Controls

During the three months ended March 31, 2005, we began the process of reviewing the gross margin related to each sales order for reasonableness.  This review is performed by a member of our finance department.  Our internal auditor performs a similar review subsequent to product shipment.  The purpose of this review is to identify unusual margins that might be the result an error in data input.  Except as described above, there has been no change in our internal control over financial reporting that occurred during the quarter covered by this Periodic Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Chaparral Shareholder Lawsuit— In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them.

In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Dot Hill Systems Corp.

Date: May 5, 2005	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2005	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)