Form 10-Q
period 2005-06-30
DOT HILL SYSTEMS CORP
filed 2005-08-09
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The registrant had 43,912,065 shares of common stock, $0.001 par value, outstanding as of August 5, 2005.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended June 30, 2005

INDEX

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets-December 31, 2004 and June 30, 2005

Condensed Consolidated Statements of Operations and Comprehensive Operations-Three months ended June 30, 2004 and 2005 and Six months ended June 30, 2004 and 2005

Condensed Consolidated Statements of Cash Flows-Six months ended June 30, 2004 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I. Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	December 31, 2004	June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$67,496	$65,530
Short-term investments	58,690	51,961
Accounts receivable, net of allowance of $491 and $726	40,788	47,122
Inventories	3,671	2,927
Prepaid expenses and other	2,273	4,035
Total current assets	172,918	171,575
Property and equipment, net	7,859	7,002
Goodwill	57,111	57,111
Other intangible assets, net	7,712	6,279
Other assets	967	822
Total assets	$246,567	$242,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,512	$31,056
Accrued compensation	3,338	3,412
Accrued expenses	3,309	2,998
Deferred revenue	779	719
Income taxes payable	532	525
Other liabilities	923	748
Current portion of restructuring accrual	141	129
Total current liabilities	49,534	39,587
Restructuring accrual, net of current portion	37	—
Other long-term liabilities	169	144
Total liabilities	49,740	39,731

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,656 and 43,808 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	44	44
Additional paid-in capital	277,102	277,802
Deferred compensation	(8)	—
Accumulated other comprehensive loss	(462)	(337)
Accumulated deficit	(79,849)	(74,451)
Total stockholders’ equity	196,827	203,058
Total liabilities and stockholders’ equity	$246,567	$242,789

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net Revenue	$69,038	$65,897	$116,903	$123,908
Cost of Goods Sold	51,997	49,752	87,783	94,486
Gross Profit	17,041	16,145	29,120	29,422

Operating Expenses:
Sales and marketing	4,102	5,101	8,280	9,740
Research and development	4,478	5,342	8,563	10,055
General and administrative	2,304	2,554	4,618	5,334
Restructuring, net	(391)	—	(391)	—
In-process research and development	—	—	4,700	—
Total operating expenses	10,493	12,997	25,770	25,129
Operating income	6,548	3,148	3,350	4,293

Other Income (Expense):
Interest income	432	784	1,007	1,445
Interest expense	(145)	(20)	(285)	(47)
Gain (loss) on foreign currency transactions, net	(13)	(201)	154	(63)
Other income (expense), net	1	12	(23)	86
Total other income, net	275	575	853	1,421
Income Before Income Taxes	6,823	3,723	4,203	5,714
Income Tax Expense	(126)	(426)	(91)	(316)
Net Income	$6,697	$3,297	$4,112	$5,398

Net Income Per Share:
Basic	$0.15	$0.08	$0.09	$0.12
Diluted	$0.14	$0.07	$0.09	$0.12

Weighted Average Shares Used to Calculate Net Income Per Share:
Basic	43,383	43,805	43,349	43,773
Diluted	46,279	45,350	46,609	45,539

Comprehensive Income:
Net income	$6,697	$3,297	$4,112	$5,398
Foreign currency translation adjustments	8	130	1	146
Net unrealized gain (loss) on short-term investments	(375)	112	(378)	(21)
Comprehensive income	$6,330	$3,539	$3,735	$5,523

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2005

Cash Flows From Operating Activities:
Net income	$4,112	$5,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,366	4,079
Write-off of in-process research and development	4,700	—
Non-cash settlement of restructuring charges	(391)	—
Loss on disposal of property and equipment	—	68
Provision for doubtful accounts	145	421
Stock-based compensation expense	10	8
Gain on sale of short-term investments	(20)	(5)
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(22,187)	(6,755)
Inventories	(408)	744
Prepaid expenses and other assets	(161)	(1,617)
Accounts payable	14,170	(9,456)
Accrued compensation and expenses	(190)	(412)
Deferred revenue	(296)	(60)
Income taxes payable	14	(7)
Restructuring accrual	(209)	(49)
Other long-term liabilities	773	(25)
Net cash provided by (used in) operating activities	2,428	(7,668)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,550)	(1,857)
Sales of short-term investments	33,474	31,826
Purchases of short-term investments	(47,989)	(25,113)
Cash paid in Chaparral acquisition, net of cash acquired	(65,383)	—
Net cash provided by (used in) investing activities	(83,448)	4,856

Cash Flows From Financing Activities:
Proceeds from bank and other borrowings	13,660	—
Payments on bank and other borrowings	(13,697)	—
Proceeds from sale of stock to employees	—	550
Proceeds from exercise of warrants and stock options	661	150
Net cash provided by financing activities	624	700

Effect of Exchange Rate Changes on Cash	1	146

Net Decrease in Cash and Cash Equivalents	(80,395)	(1,966)
Cash and Cash Equivalents, beginning of period	105,863	67,496
Cash and Cash Equivalents, end of period	$25,468	$65,530

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$46	$—
Cash paid for income taxes	$65	$498

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the three and six months ended June 30, 2004 and 2005 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net income	$6,697	$3,297	$4,112	$5,398
Stock-based employee compensation expense included in reported net income	5	3	10	8
Stock-based employee compensation expense determined under fair value based method	(897)	(1,047)	(1,822)	(2,440)
Pro forma net income available to common stockholders	$5,805	$2,253	$2,300	$2,966
Basic net income per share:
As reported	$0.15	$0.08	$0.09	$0.12
Pro forma	$0.13	$0.05	$0.05	$0.07
Diluted net income per share:
As reported	$0.14	$0.07	$0.09	$0.12
Pro forma	$0.13	$0.05	$0.05	$0.07

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2004	2005
Risk free interest rate	2.96%	3.82%
Expected dividend yield	—	—
Expected life	4 years	4 years
Expected volatility	90%	79%

3.                                     Acquisition

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., or Chaparral, a privately held developer of specialized storage appliances as well as high-performance, midrange RAID controllers and data routers. The purchase price was $67.6 million of which $62 million was paid in cash. In addition, we agreed to pay approximately $4.1 million related to obligations due to certain employees covered by change in control agreements as a result of the acquisition, direct transaction costs of approximately $0.8 million and approximately $0.7 million in accrued integration costs consisting primarily of severance payments and amounts accrued related to Chaparral’s leased facility were incurred. The acquisition of Chaparral is expected to enable us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base. The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

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

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which is payable after 18 months of service following the acquisition date. As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and we have an obligation to make remaining aggregate cash payments of approximately $1.0 million to these employees through 2005. As of June 30, 2005, approximately $0.2 million has been paid related to these agreements and approximately $0.7 million is included in other liabilities at June 30, 2005. Additionally, approximately $0.2 million is being recorded as compensation expense over the 18-month service period. During the three and six months ended June 30, 2005, we recorded compensation expense of approximately $34,000 and $68,500, respectively, relating to these agreements.

The following unaudited pro forma results of operations present the impact on our results of operations for the three and six months ended June 30, 2004 as if the acquisition of Chaparral had been completed as of the beginning of the period reported on. The charge of $4.7 million related to the write-off of in-process research and development has been excluded from the pro forma results of operations as it is nonrecurring in nature.

	(In Thousands, Except Per Share Amounts)
	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net revenue	$69,038	69,038	$116,903	$118,659
Net income available to common stockholders	$6,697	6,714	$4,112	$6,857
Basic net income per share	$0.15	0.15	$0.09	$0.16
Diluted net income per share	$0.14	0.15	$0.09	$0.15

4.                                      Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Shares used in computing basic net income per share	43,383	43,805	43,349	43,773
Dilutive effect of warrants and common stock equivalents	2,896	1,545	3,260	1,766
Shares used in computing diluted net income per share	46,279	45,350	46,609	45,539

For the three and six months ended June 30, 2004, outstanding options to purchase 1,197,972 and 829,229 shares of common stock respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive. For the three and six months ended June 30, 2005, outstanding options to purchase 3,100,642 and 2,693,068 shares of common stock, respectively, were not included in the calculation of diluted income per share because their effect was antidilutive.

5.                                      Short-Term Investments

The following table summarizes our short-term investments as of June 30, 2005 (in thousands):

		Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
U.S. Government securities	$46,630	$(143)	$—	$46,487
Municipal securities and corporate debt	1,984	(7)	—	1,977
Commercial paper	3,497	—	—	3,497
	$52,111	$(150)	$—	$51,961

For the three and six months ended June 30, 2005, gross realized (losses) gains on these investments were ($3,322) and $5,228, respectively.

6.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2004	June 30, 2005
Purchased parts and materials	$1,507	$1,455
Work-in-process	37	1
Finished goods	2,127	1,471
	$3,671	$2,927

7.                                      Goodwill and Other Intangible Assets

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our remaining intangible assets are considered to have finite lives and are being amortized in accordance with this statement.

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of June 30, 2005 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(1,482)	$3,518
Developed technology	2,600	(1,387)	1,213
Customer relationships	2,500	(952)	1,548
Backlog	100	(100)	—

Total other intangible assets	$10,200	$(3,921)	$6,279

Estimated future amortization expense related to other intangible assets as of June 30, 2005 is as follows (in thousands):

Years ending December 31,
2005 (remaining 6 months)	$1,433
2006	2,518
2007	1,588
2008	740
Total	$6,279

8.                                      Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Product warranties are included in the accrued expenses portions of our balance sheet. The changes in our aggregate product warranty liability are as follows for the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Balance, beginning of period	$1,160	$1,104
Current period accrual	1,004	1,624
Amounts charged to accrual	(711)	(1,275)
Balance, end of period	$1,453	$1,453

9.                                      Restructurings

Restructuring liabilities at June 30, 2005 were originally recorded in 2001 and 2002 and pertain to leases for former offices located in New York, Chicago and Carlsbad that extend through 2006. As of June 30, 2005, the remaining restructure liability pertains to only the Chicago and Carlsbad offices.

The following is a summary of restructuring activity recorded during the six months ended June 30, 2005 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2004	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at June 30, 2005

Facility closures and related costs	$168	$17	$(80)	$105

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2004	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at June 30, 2005

Facility closures and related costs	$10	$75	$(61)	$24

We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of June 30, 2005.

10.                               Income Taxes

We recorded an income tax expense of $0.4 million for the three months ended June 30, 2005. Our effective income tax rate was 11.4% for the quarter ended June 30, 2005 and is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for the quarter ended June 30, 2005 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

As of December 31, 2004, we have federal and state net operating loss carryforwards of approximately $119.1 million and $79.9 million, which begin to expire in 2009 and 2005, respectively. In addition, we have federal tax credit carryforwards of approximately $3.1 million, of which $0.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.7 million will begin to expire in 2008. We also have state tax credit carryforwards of $2.9 million, of which $2.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006.  We have a full valuation allowance recorded on the net deferred tax asset which was approximately $50.9 million as of December 31, 2004.

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

11.                               Employee Benefit Plans

Our Employee Stock Purchase Plan (the “Purchase Plan”) was adopted in August 1997, and amended and restated in March 2000 and February 2004. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides our eligible employees, as defined in the Purchase Plan with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined. During the six months ended June 30, 2005 approximately 102,621 shares were issued under the Purchase Plan.

12.                               Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Foreign Currency Items	Unrealized Gain (Loss) on Securities	Total
Balance, December 31, 2004	$(333)	$(129)	$(462)
Quarterly change	16	(133)	(117)
Balance, March 31, 2005	$(317)	$(262)	$(579)
Quarterly change	130	112	242
Balance, June 30, 2005	$(187)	$(150)	$(337)

13.                               Commitments and Contingencies

Crossroads Systems Litigation

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.  The outcome is uncertain and no amounts have been accrued as of June 30, 2005.

Securities Class Action

In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. In May 2005, the Second Amended Complaint was dismissed with leave to amend.  Plaintiffs filed a Third Amended Complaint, which Chaparral and other defendants are again moving to dismiss.  Those motions are set for hearing on November 7, 2005. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of June 30, 2005.

We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims are not likely to have a material adverse effect on our financial condition or operating results.

Other

In the 4th quarter of 2004, the Company made a payment of approximately $0.4 million to the State of New York to settle amounts related to a field audit of the Company’s Franchise Tax Return. During the quarter ended March 31, 2005 we submitted tax returns to the City of New York and made a payment as an offer to settle in an amount similar to that accepted by the State of New York as described above. New York City is currently reviewing the returns, and the Company is waiting for a reply as to whether or not they have accepted the revised liability and payment as submitted. Amounts related to this matter have been previously accrued for.

Effective July 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2004 and June 30, 2005, there was no balance outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million.

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

Sales to our largest channel partner accounted for approximately 88% and 87% of our net revenue during the three months ended June 30, 2004 and 2005, respectively, and 88% and 86% for the six months ended June 30, 2004 and 2005, respectively.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total

Three months ended:
June 30, 2005:
Net revenue	$63,742	$1,429	$726	$65,897
Gross profit	$15,318	$340	$487	$16,145
June 30, 2004:
Net revenue	$66,169	$2,003	$866	$69,038
Gross profit (loss)	$17,745	$(735)	$31	$17,041

Six months ended:
June 30, 2005:
Net revenue	$119,386	$3,015	$1,507	$123,908
Gross profit	$27,707	$678	$1,037	$29,422
June 30, 2004:
Net revenue	$112,032	$3,467	$1,404	$116,903
Gross profit (loss)	$32,329	$(3,240)	$31	$29,120

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total

As of:
June 30, 2005	$232,385	$7,653	$2,751	$242,789
December 31, 2004	$235,969	$7,285	$3,313	$246,567

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenue:
United States	$65,406	$62,068	$110,522	$116,133
Europe	2,001	2,932	3,338	5,405
Asia	1,631	897	3,043	2,370
	$69,038	$65,897	$116,903	$123,908
Operating income (loss):
United States	$6,298	$4,117	$3,290	$5,896
Europe	16	(748)	(316)	(1,284)
Asia	234	(221)	376	(319)
	$6,548	$3,148	$3,350	$4,293

Net revenue is recorded in the geographic area in which the sale is originated.

15.                               Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004), Share-Based Payment. The SEC rule provides that Statement 123 (revised 2004) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). Therefore, the required effective date of Statement 123 (revised 2004) for calendar year-end public companies is January 1, 2006.

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

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Statement No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of Statement No. 153 will have material impact on our results of operations or financial condition.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

16.                               Subsequent Events

On July 26, 2005, we entered into a Development and OEM Supply Agreement with Network Appliance, Inc. and Network Appliance B.V. (collectively, “NetApp”). Under the Agreement, we will design and develop general purpose disk arrays for a variety of products to be developed for sale to NetApp.  NetApp has agreed to purchase its requirements of specified products from us during the period ending 18 months following the first commercial product shipments by NetApp. NetApp has also agreed to purchase certain of its requirements for such products for the 12 month period following the initial 18 month period. Upon expiration of the initial 18 month period, NetApp will have the right, if it so chooses, to use our product designs covering products developed under the Agreement to manufacture and sell products and systems. The Agreement does not contain any minimum purchase commitments by NetApp. The term of the Agreement ends three years after the first commercial product shipments by NetApp, subject to automatic annual renewals and specified early termination provisions. We anticipate that products sold to NetApp under the Agreement will be initially manufactured for us by Solectron Corporation pursuant to a proposed amendment to our existing manufacturing agreement with Solectron.

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

In August 1999, Box Hill Systems Corp. merged with Artecon, Inc. and we changed our name to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters are located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Singapore, Israel, Hungary and the United Kingdom.

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., a privately held developer of specialized storage appliances as well as high-performance, midrange RAID controllers and data routers. The total transaction cost of approximately $67.6 million consisted of a payment of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employees covered by change in control agreements, approximately $0.8 million of direct transaction costs and approximately $0.7 million of accrued integration costs. The acquisition of Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we operate at a loss or are unable to generate sufficient future taxable income, we could be required to proportionally increase the valuation allowance against our deferred tax assets, which would result in a substantial increase to our effective tax rate and could result in a material adverse impact on our operating results. Conversely, if we continue to generate profits and ultimately determine that it is more likely than not that all of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance or a portion thereof would be eliminated.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.3	75.5	75.1	76.3
Gross profit	24.7	24.5	24.9	23.7
Operating expenses:
Sales and marketing	5.9	7.7	7.1	7.9
Research and development	6.5	8.1	7.3	8.1
General and administrative	3.3	3.9	4.0	4.3
Restructuring, net	(0.6)	—	(0.3)	—
In-process research and development	—	—	4.0	—
Total operating expenses	15.1	19.7	22.1	20.3
Operating income	9.6	4.8	2.8	3.4
Net income	9.7%	5.0%	3.5%	4.4%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Revenue

Net revenue decreased $3.1 million, or 4.5%, to $65.9 million for the three months ended June 30, 2005 from $69.0 million for the three months ended June 30, 2004. The decrease in net revenue was attributable to decreased orders for our products from our channel partner, Sun, which accounted for 87% of our net revenue for the three months ended June 30, 2005. Total Fibre Channel units shipped were 2,717 for the three months ended June 30, 2005 compared to 3,298 units shipped for the three months ended June 30, 2004. Small computer systems interface, or SCSI, units shipped were 3,923 for the three months ended June 30, 2005 compared to 4,160 units for the three months ended June 30, 2004. An offsetting increase in revenue reflects approximately $7.1 million from the sale of our SATA product which began shipping in the second quarter of 2004. SATA units shipped were 810 for the three months ended June 30, 2005 compared to 355 units for the three months ended June 30, 2004. Non-Sun revenue was $8.6 million for the three months ended June 30, 2005 compared to $8.2 million for the three months ended June 30, 2004.

Cost of Goods Sold

Cost of goods sold decreased $2.2 million, or 4.2%, to $49.8 million for the three months ended June 30, 2005 from $52.0 million for the three months ended June 30, 2004. As a percentage of net revenue, cost of goods sold increased to 75.5% for the three months ended June 30, 2005 from 75.3% for the three months ended June 30, 2004. The decrease in the dollar amount of cost of goods sold was attributable to a lower volume of product sales during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 offset by incremental cost of goods sold attributable to sales of our SATA product in the second quarter of 2005. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to lower than anticipated cost reductions achieved during the three months ended June 30, 2005 based on the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives.

Gross Profit

Gross profit decreased $0.9 million, or 5.3%, to $16.1 million for the three months ended June 30, 2005 from $17.0 million for the three months ended June 30, 2004. As a percentage of net revenue, gross profit decreased to 24.5% for the three months ended June 30, 2005 from 24.7% for the three months ended June 30, 2004. The decrease in the dollar amount of gross profit is attributable to a lower volume of product sales during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease in gross profit as a percentage of our net revenue for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004 can be attributed, in part, to continued pricing pressures on our mature products, to changes in customers and product mix, and to lower than anticipated sales volume. Our gross profit margin was also negatively impacted for the three months ended June 30, 2005 by sales of our SATA product that presently has a significantly lower gross profit margin than either our Fibre Channel or SCSI products. We have transitioned the high labor content of our SATA product to locales in Asia and are working to complete the hard tooling of the chassis. We started to realize the benefits of these cost reduction efforts during the current quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.0 million, or 24.4%, to $5.1 million for the three months ended June 30, 2005 from $4.1 million for the three months ended June 30, 2004. As a percentage of net revenue, sales and marketing expenses increased to 7.7% for the three months ended June 30, 2005 from 5.9% for the three months ended June 30, 2004. The increase in the dollar amount of sales and marketing related expenses is attributable to increased selling expenses associated with developing our domestic OEM and channel customer base. Our increased sales and marketing expenses further reflect the additional sales activities incurred by our European subsidiary as we continue to pursue an increased market share in Europe. The increase in sales and marketing expenses as a percentage of net revenue reflects decreased 2005 revenue. We will continue our efforts to grow our non-OEM commercial sales during 2005. Accordingly, we expect sales and marketing expenses for the year ending December 31, 2005 will exceed spending levels incurred during 2004.

Research and Development Expenses

Research and development expenses increased $0.8 million, or 17.8%, to $5.3 million for the three months ended June 30, 2005 from $4.5 million for the three months ended June 30, 2004. As a percentage of net revenue, research and development expenses increased to 8.1% for the three months ended June 30, 2005 from 6.5% for the three months ended June 30, 2004. The dollar increase in research and development expenses primarily reflects an increase in contract labor, evaluation unit expenses, and the cost of on-going research of approximately $0.6 million for product development related to future product offerings, as well as an increase of $0.2 million for the development of our new controller technology. This is partially offset by the decrease in project expenses of $0.2 million for the significant activity in the prior comparable period attributable to the completion of our SATA product that was released for sale early in the second quarter of fiscal year 2004. The percentage increase in research and development expenses reflects the decrease in revenue for the three months ended June 30, 2005. We expect that 2005 research and development expense will exceed amounts incurred during 2004 due to our planned efforts to complete the integration of the technology acquired from Chaparral into our products and research and development activities related to other future product offerings for existing and newly announced customers.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 13.0%, to $2.6 million for the three months ended June 30, 2005 from $2.3 million for the three months ended June 30, 2004. As a percentage of revenue, general and administrative expenses increased to 3.9% for the three months ended June 30, 2005 from 3.3% for the three months ended June 30, 2004. The increase in dollar amount of general and administrative expenses during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 reflects an increase in bad debt expense of $0.5 million which relates to a former Chaparral customer, an increase in professional services of $0.1 million associated with our compliance with the Sarbanes-Oxley Act of 2002, and the inclusion of compensation paid to our president, formerly our Chief Technology Officer, that had been classified as research and development expense in the comparable prior period. The increases in general and administrative expenses were partially offset by a decrease to legal expenses of $0.4 million attributable to expected cash receipts from insurance proceeds arising from legal matters described elsewhere in this document, and a decrease in insurance expense of $0.1 million. The percentage increase in general and administrative expenses reflects the decrease in revenue for the three months ended June 30, 2005. We expect general and administrative expenses to increase in 2005 compared to 2004 due to the continuing cost of complying with various corporate governance regulations and the cost of corrective actions we intend to take as a result of such regulations, such as the implementation of a new enterprise resource planning, or ERP, software package.

Restructuring Expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the three months ended June 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. There were no similar charges for the three months ended June 30, 2005.

Other Income (Expense)

Other income (expense) increased by $0.3 million to $0.6 million for the three months ended June 30, 2005 from $0.3 million for the three months ended June 30, 2004. The increase was primarily attributable to an increase in interest income of $0.4 million due to rising interest rates and a decrease in interest expense of approximately $0.1 million as a result of the payoff in August 2004 of a $6 million note payable that was assumed in connection with the acquisition of Chaparral and the repayment and termination of our Japanese credit facilities in the fourth quarter of 2004. The increases in other income were offset by a loss of $0.2 on foreign currency transactions resulting from a strengthening dollar.

Income Taxes

We recorded an income tax expense of $0.4 million for the three months ended June 30, 2005. Our effective income tax rate was 11.4% for the quarter ended June 30, 2005 and is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for the quarter ended June 30, 2005 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

As of December 31, 2004, we have federal and state net operating loss carryforwards of approximately $119.1 million and $79.9 million, which begin to expire in 2009 and 2005, respectively. In addition, we have federal tax credit carryforwards of approximately $3.1 million, of which $0.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.7 million will begin to expire in 2008. We also have state tax credit carryforwards of $2.9 million, of which $2.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006. We have a full valuation allowance recorded on the net deferred tax asset which was approximately $50.9 million as of December 31, 2004.

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

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Revenue

Net revenue increased $7.0 million, or 6.0%, to $123.9 million for the six months ended June 30, 2005 from $116.9 million for the six months ended June 30, 2004. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 86% of our net revenue for the six months ended June 30, 2005. Total Fibre Channel units shipped were 5,506 for the six months ended June 30, 2005 compared to 5,569 units for the six months ended June 30, 2004. SCSI units shipped were 7,493 for the six months ended June 30, 2005 compared to 6,937 units for the six months ended June 30, 2004. The increase in revenue also reflects approximately $11.9 million from the sale of our SATA product which began shipping in the second quarter of 2004. Non-Sun revenue was $16.7 million for the six months ended June 30, 2005 compared to $14.8 million for the six months ended June 30, 2004.

Cost of Goods Sold

Cost of goods sold increased $6.7 million, or 7.6%, to $94.5 million for the six months ended June 30, 2005 from $87.8 million for the six months ended June 30, 2004. As a percentage of net revenue, cost of goods sold increased to 76.3% for the six months ended June 30, 2005 from 75.1% for the six months ended June 30, 2004. The increase in the dollar amount of cost of goods sold was attributable to greater volume of product sales during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 including the incremental cost of goods sold attributable to sales of our SATA product in the second quarter of 2005. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to lower than anticipated cost reductions achieved during the six months ended June 30, 2005 based on the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives.

Gross Profit

Gross profit increased $0.3 million, or 1.0%, to $29.4 million for the six months ended June 30, 2005 from $29.1 million for the six months ended June 30, 2004. As a percentage of net revenue, gross profit decreased to 23.7% for the six months ended June 30, 2005 from 24.9% for the six months ended June 30, 2004. The increase in the dollar amount of gross profit is attributable to greater volume of product sales during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in gross profit as a percentage of our net revenue for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004 can be attributed, in part, to continued pricing pressures on our mature products, to changes in customer and product mix, to lower than anticipated sales volume and the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives. Our gross profit margin was also negatively impacted for the six months ended June 30, 2005 by sales of our SATA product that presently have a significantly lower gross profit margin than either our Fibre Channel or SCSI products. We have transitioned the high labor content of our SATA product to locales in Asia and are working to complete the hard tooling of the chassis. We started to realize the benefits of these cost reduction efforts during the current quarter. Gross profit margin was also negatively impacted by a full six months of amortization of finite lived intangible assets acquired in the Chaparral transaction. Such amortization was $1.1 million for the six months ended June 30, 2005 compared to $0.7 million for the six months ended June 30, 2004. The first six months of 2004 reflects only four months of amortization because Chaparral was acquired in late February 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 16.9%, to $9.7 million for the six months ended June 30, 2005 from $8.3 million for the six months ended June 30, 2004. As a percentage of net revenue, sales and marketing expenses increased to 7.9% for the six months ended June 30, 2005 from 7.1% for the six months ended June 30, 2004. The increase in the dollar amount of sales and marketing expenses is partially attributable to a full six months of salaries and related expenses for those employees added in connection with our acquisition of Chaparral in late February 2004 compared to four months for the first half of 2004 and the additional sales activities incurred by our European subsidiary as we continue to pursue an increased market share in Europe. We also recorded $0.4 million related to a full six months of amortization of our customer relationship intangible asset acquired in connection with the acquisition of Chaparral. The increase in sales and marketing expenses as a percentage of net revenue is primarily due to our continued efforts to grow our non-OEM commercial sales during 2005. Accordingly, we expect sales and marketing expenses for the year ending December 31, 2005 will exceed spending levels incurred during 2004.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 17.4%, to $10.1 million for the six months ended June 30, 2005 from $8.6 million for the six months ended June 30, 2004. As a percentage of net revenue, research and development expenses increased to 8.1% for the six months ended June 30, 2005 from 7.3% for the six months ended June 30, 2004. The dollar increase in research and development expenses primarily reflects an increase in salaries, the cost of on-going research and development projects, facility related expenses, and all other expenses associated with our Longmont Technology Center acquired in late February 2004. Total costs attributable to our Longmont Technology Center for the six months ended June 30, 2005 were approximately $2.8 million compared to approximately $1.7 million for the six months ended June 30, 2004. This increase reflects a full six months of activity in the current period compared to four months in the prior comparable period. The increase in research and development was partially off-set by a decrease in project related expenses at our Carlsbad location. The decrease in project expenses for the six months ended June 30, 2005 primarily reflects the significant activity in the prior comparable period attributable to the completion of our SATA product that was released for sale early in the second quarter of fiscal year 2004. The percentage increase in research and development expenses was primarily due to our continued commitment to developing other future product offerings. We expect that 2005 research and development expense will exceed amounts incurred during 2004 due to our planned efforts to complete the integration of the technology acquired from Chaparral into our products for existing and newly announced customers.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 15.2%, to $5.3 million for the six months ended June 30, 2005 from $4.6 million for the six months ended June 30, 2004. As a percentage of net revenue, general and administrative expenses increased to 4.3% for the six months ended June 30, 2005 from 4.0% for the six months ended June 30, 2004. The increase in dollar amount is partially attributable to a full six months of salaries and related expenses for those employees added in connection with our acquisition of Chaparral in late February 2004 compared to four months for the six months ended June 30, 2004, and increase in bad debt expense of $0.5 million which relates to a former Chaparral customer, and the inclusion in the first six months of 2005 of compensation paid to our president, formerly our Chief Technology Officer, that had been classified as research and development expense in the comparable prior period. Additionally, we paid approximately $0.1 million to the former managing director of our Japanese subsidiary upon his retirement in March 2005. We also incurred $0.4 million in increased legal and professional expenses for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, offset by a decrease of $0.4 million attributable to expected cash receipts from insurance proceeds associated with legal matters. The increase in legal expenses primarily reflects the legal matters described elsewhere in this document while the increase in professional services reflect the cost of our compliance with the Sarbanes-Oxley Act of 2002. The increases in general and administrative expense were partially offset by a decrease of $0.1 million in lower insurance expense. The percentage increase in general and administrative expenses was primarily due to certain non-recurring charges mentioned above. We expect general and administrative expenses to increase in 2005 compared to 2004 due to the continuing cost of complying with various corporate governance regulations and the cost of corrective actions we intend to take as a result of such regulations, such as the implementation of a new ERP software package.

Restructuring expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the three months ended June 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. There were no similar charges for the six months ended June 30, 2005.

In-Process Research and Development Charges

Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the six months ended June 30, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral. There were no similar charges for the six months ended June 30, 2005.

Other Income (Expense)

Other income (expense) increased by $0.5 million to $1.4 million for the six months ended June 30, 2005 from $0.9 million for the six months ended June 30, 2004. The increase was primarily attributable to an increase in interest income of $0.4 million due to rising interest rates and a decrease in interest expense of approximately $0.2 million as a result of the payoff in August 2004 of a $6 million note payable that was assumed in connection with the acquisition of Chaparral and the repayment and termination of our Japanese credit facilities in the fourth quarter of 2004.

Income Taxes

We recorded an income tax expense of $0.3 million for the six months ended June 30, 2005 which includes the receipt by our European subsidiary of $0.2 million from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001. Excluding the impact of the loss carryback, our effective income tax rate was 8.6% for the six months ended June 30, 2005 and is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for the six months ended June 30, 2005 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

As of December 31, 2004, we have federal and state net operating loss carryforwards of approximately $119.1 million and $79.9 million, which begin to expire in 2009 and 2005, respectively. In addition, we have federal tax credit carryforwards of approximately $3.1 million, of which $0.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.7 million will begin to expire in 2008. We also have state tax credit carryforwards of $2.9 million, of which $2.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006. We have a full valuation allowance recorded on the net deferred tax asset which was approximately $50.9 million as of December 31, 2004.

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

Liquidity and Capital Resources

As of June 30, 2005, we had $117.5 million of cash, cash equivalents and short-term investments. We had $132.0 million of working capital as of June 30, 2005.

For the six months ended June 30, 2005, cash used in operating activities was $7.7 million compared to cash provided by operating activities of $2.4 million for the same period in 2004. The net cash used in operating activities for the six months ended June 30, 2005 is primarily attributable to net income of $5.4 million, depreciation and amortization of $4.1 million, a decrease in inventory of approximately $0.7 million that reflects our efforts to better manage the materials portion of our business, and an increase to our provision for doubtful accounts of $0.4 million which is primarily attributable to a former Chaparral customer. These amounts were offset by a $6.8 million increase in accounts receivable due to a late payment from a major customer, an increase in prepaid expenses and other assets of $1.6 million attributable to recording a miscellaneous receivable from a major supplier related to price rebates, a decrease in accounts payable of $9.5 million that reflects the implementation of our new payment terms with Solectron, and a decrease in accrued compensation and expenses of $0.4 million primarily related to the payment of management bonuses. In April 2005, we amended our manufacturing agreement with Solectron to provide for a change to the original payment terms. The new payment terms establish a payment due date for a given validly submitted invoice based on the delivery date of the product in relationship to an established series of reconciliation dates. Under the new terms, the due date for a given payment will always fall on the next reconciliation date which can range from five days to approximately ninety days after the date of the applicable invoice. We expect that the average payment term with our third party manufacturer will now closely resemble the payment terms we have established with our largest customers.

Cash provided by investing activities for the six months ended June 30, 2005 was $4.9 million compared to cash used in investing activities of approximately $83.4 million for the same period in 2004. This fluctuation is primarily the result of our acquisition of Chaparral that was completed in February 2004. During the six months ended June 30, 2005, certain of our short term investments matured resulting in the sale of these instruments of approximately $31.8 million, offset by the reinvested proceeds of approximately $25.1 million. We also made capital expenditures of $1.9 million during the six months ended June 30, 2005 primarily to support new product development.

Cash provided by financing activities for the six months ended June 30, 2005 was $0.7 million compared to $0.6 million for the six months ended June 30, 2004. The cash provided by financing activities is attributable to exercises of stock options under the Company’s 2000 Stock Incentive Plan of $0.1 million and proceeds from the sale of common stock to employees under our employee stock purchase plan of approximately $0.6 million. We did not incur any borrowings under our line of credit and do not anticipate the need for such borrowing in the foreseeable future.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment that will require compensation costs related to share-based payment transactions with employees to be recognized in our financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004), Share-Based Payment. The SEC rule provides that Statement 123 (revised 2004) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). Therefore, the required effective date of Statement 123 (revised 2004) for calendar year-end public companies is January 1, 2006.

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

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Statement No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of Statement No. 153 will have material impact on our results of operations or financial condition.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Our business is highly dependent on our relationship with Sun. Sales to Sun accounted for 86.3% and 86.5% of our net revenue for the year ended December 31, 2004, and the six months ended June 30, 2005, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in January 2004 for an additional two years through May 2007. However, there are no minimum purchase requirements or guarantees in our agreement with Sun, the agreement does not obligate Sun to purchase its storage solutions exclusively from us and Sun may cancel purchase orders submitted under the agreement at any time. Sun may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by Sun not to renew its contract with us, to terminate the contract, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent Sun might terminate its contract with us, cancel purchase orders, cease making purchases or elect not to renew the contract upon the expiration of the initial term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2005 from sales of our products to Sun. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from Sun, our business and result of operations will be significantly harmed.

Any decline in Sun’s sales could harm our business.

A substantial majority of our revenues are generated by sales to Sun, which sells our products as separate units or bundled with its servers. If Sun’s storage-related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. If these fluctuations cause Sun to decrease purchases of our storage products, our results in the first quarter of Sun’s fiscal year, which is our third quarter, could be harmed. During October 2004, Engenio Information Technologies, Inc., a Dot Hill competitor, announced that it had broadened its OEM agreement with Sun. Under terms of the expanded agreement, Engenio will provide Sun with new modular storage technology and will co-develop future Sun storage products. While we do not currently believe that Engenio’s relationship with Sun will impact our sales or our relationship with Sun, we cannot predict the impact that the Sun and Engenio relationship, if any, will have on our future sales to Sun.

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

We may experience losses in the future.

In 2004 and 2003, we recorded net income of $11.6 million and $12.1 million respectively; however, for the years ended December 31, 2002 and 2001, we incurred net losses of $34.3 million and $43.4 million respectively. We cannot assure you that we will be profitable in any future period. We have expended, and will continue to be required to expend, substantial funds to pursue engineering, research and development projects, enhance marketing efforts and otherwise operate our business. Our latest forecast predicts that we will incur a loss during our third quarter of 2005. The loss will be fueled by lower revenue levels than originally expected, increased investment in research and development related to our efforts to complete the integration of the technology acquired from Chaparral into our products for existing and newly announced customers, and the implementation of a new ERP software package. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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

Our available cash, cash equivalents and short-term investments as of June 30, 2005 totaled $ 117.5 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating; debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)
First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3

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

Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from six to 24 months. This is particularly true during times of economic slowdown, for sales to channel partners and for the sale and installation of complex solutions. We have shifted our business strategy to focus primarily on channel partners, with whom sales cycles are generally lengthier, more costly and less certain than direct sales to end-users.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corp., Hitachi Data Systems Corp., Engenio Information Technologies, Inc., Adaptec, Inc. and Xyratex Ltd.

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

Our products may contain undetected errors or failures when first introduced or as we release new versions. During 2004, we introduced a number of new products. We may discover errors in our products after shipment, resulting in a loss of or delay in market acceptance, which could harm our business. Our standard warranty provides that if the system does not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming damages against us for property damage or consequential damage and could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

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

As of June 30, 2005, our executive officers, directors and their affiliates beneficially owned approximately 9.7% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2005 there were outstanding warrants to purchase 1,966,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

The trading price of our shares of common stock has been affected by the factors disclosed in this section as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as ours, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of our shares in any given period. Such shortfalls may result from events that are beyond our immediate control, can be unpredictable and, since a significant proportion of our sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of our shares regardless of our long-term prospects. The trading price of our shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly held companies, in our industry generally and our business segment in particular, which may not have any direct relationship with our business or prospects.

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

If we fail to maintain effective internal control over financial reporting, we may be required to make additional public disclosures related to our internal control deficiencies and our management may not be able to conclude that our internal control over financial reporting is effective for the year ending December 31, 2005.

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

The following table provides information about our investment portfolio at December 31, 2004 and June 30, 2005. For investment securities, the table presents carrying values at December 31, 2004 and June 30, 2005 and, as applicable, and related weighted average interest rates by expected maturity dates.

	December 31, 2004	June 30, 2005
	(amounts in thousands)
Cash equivalents	$43,438	$49,351
Average interest rate	2.3%	3.2%
Short-term investments	$58,690	$51,961
Average interest rate	2.2%	2.7%
Total portfolio	$102,128	$101,312
Average interest rate	2.2%	3.0%

We have a line of credit agreement, which accrues interest at a variable rate. As of June 30, 2005, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), as of June 30, 2005.  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that there were no significant changes in our disclosure controls and procedures as of the end of the period covered by this report (and therefore these disclosure controls and procedures were not effective) since material weaknesses were discovered in our financial reporting controls as of March 14, 2005.

Internal Controls Over Financial Reporting

We have identified a material weakness related to the design and operating effectiveness of our period-end financial close and reporting process, resulting from (i) an inadequate number of accounting and finance personnel with sufficient technical expertise in the area of accounting principles generally accepted in the United States of America, or U.S. GAAP, and financial reporting, at both the corporate headquarters and foreign subsidiaries, (ii) our failure to sufficiently document our accounting policies, practices and procedures, and (iii) a lack of a sufficiently robust review of the period-end financial information to detect misstatements on a timely basis. These control deficiencies resulted in the restatement of previously issued interim financial statements to correct errors principally affecting sales, cost of goods sold, operating expenses and accounts receivable, as described further in the restated financial statements included in the amended Form 10-Qs for the quarters ending March 31, 2004, June 30, 2004 and September 30, 2004. Additionally, numerous adjustments that were not individually material to the financial statements, but which affected various financial statement line items, were necessary to present the annual financial statements for the year ended December 31, 2004 in accordance with U.S. GAAP. Due to the significance of the actual misstatements identified and the potential for further misstatement, and the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

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

In order to address the material weaknesses identified above, we have undertaken the following corrective measures:

The sole certified public accountant on our finance department staff submitted his resignation, effective May 26, 2005. We have since hired a replacement who has been added to our senior managerial staff. We actively continue to strengthen our accounting and financial reporting functions and plan to hire at least two additional certified public accountants with recent relevant experience. We have already hired a senior finance director for our subsidiary in Japan and added additional accounting resources to our subsidiary in the Netherlands. We also intend to hire additional clerical staff in the areas of accounts payable and general accounting and other staff in various areas of the company, including but not limited to, financial planning and analysis, order entry and materials management. We believe the addition of these individuals will allow us to perform and review the necessary internal control activities pertaining to our financial closing and reporting process on a timely basis and to complete the documentation of our accounting policies and procedures during 2005.

We are in the process of implementing a new ERP software package. We have hired consultants to assist management with various aspects of the implementation process. In April 2005, our Board of Directors approved and directed us to proceed with the project. Although there can be no assurances to timeframe and costs, we presently believe the new ERP system will be operational beginning January 2006. We believe the implementation of a new ERP system will improve our internal control over financial reporting by increasing the availability of data used in the financial closing process and through simplifying our current closing process by decreasing the amount of manual processes currently required by our current system. We believe our internal control over inventory processing will also be improved for the same reasons. Until the new ERP system is fully operational, we intend on increasing the management review processes related to our financial closing and inventory processes through the addition of the individuals described above.

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

Changes in Internal Controls

During the six months ended June 30, 2005, we began the process of reviewing the gross margin related to each sales order for reasonableness. This review is performed by a member of our finance department. Our internal auditor performs a similar review subsequent to product shipment. The purpose of this review is to identify unusual margins that might be the result an error in data input. Except as described above, there has been no change in our internal control over financial reporting that occurred during the quarter covered by this Periodic Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

Crossroads Systems—On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.  The outcome is uncertain and no amounts have been accrued as of June 30, 2005.

Securities Class Action—In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral.  In May 2005, the Second Amended Complaint was dismissed with leave to amend.  Plaintiffs filed a Third Amended Complaint, which Chaparral and other defendants are again moving to dismiss.  Those motions are set for hearing on November 7, 2005.  We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them.  The outcome is uncertain and no amounts have been accrued as of June 30, 2005.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 25, 2005. Out of 43,793,613 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 38,830,924 shares. At the 2005 Annual Meeting, our stockholders approved the following matters:

Proposal 1.    The election of the following directors to serve until the 2008 Annual Meeting. The vote for the nominated directors was as follows:

Director’s Name	Votes For	Votes Withheld
James L. Lambert	36,427,553	2,403,371
W.R. Sauey	36,265,444	2,565,480

Charles Christ and Norman R. Farquhar will continue as directors until the 2006 Annual Meeting and Joseph Markee will continue as a director until the 2007 Annual Meeting.

Proposal 2.    Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2005. 37,839,094 votes were cast for, 657,069 votes were cast against, 334,761 votes were abstained and there were no broker non-votes.

Item 5.  Other Information

None.

Item 6.  Exhibits

a.                                       List of Exhibits

Exhibit Number	Description

10.1	Amendment to Manufacturing Agreement between the Registrant and Solectron Corporation dated April 5, 2005.*
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: August 9, 2005	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)