Form 10-Q
period 2005-09-30
DOT HILL SYSTEMS CORP
filed 2005-11-09
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 44,111,847 shares of common stock, $0.001 par value, outstanding as of November 7, 2005.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended September 30, 2005

INDEX

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets-December 31, 2004 and September 30, 2005

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)-Three Months Ended September 30, 2004 and 2005 and Nine Months Ended September 30, 2004 and 2005

Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2004 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

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

Signatures

Part I. Financial Information

Item 1.  Financial Statements

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	December 31, 2004	September 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$67,496	$90,001
Short-term investments	58,690	33,293
Accounts receivable, net of allowance of $491 and $1,241	40,788	35,488
Inventories	3,671	2,898
Prepaid expenses and other	2,273	3,898
Total current assets	172,918	165,578
Property and equipment, net	7,859	7,308
Goodwill	57,111	57,111
Other intangible assets, net	7,712	5,563
Other assets	967	394
Total assets	$246,567	$235,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,512	$24,068
Accrued compensation	3,338	3,738
Accrued expenses	3,309	3,149
Deferred revenue	779	1,449
Income taxes payable	532	289
Other liabilities	923	—
Current portion of restructuring accrual	141	86
Total current liabilities	49,534	32,779
Restructuring accrual, net of current portion	37	—
Other long-term liabilities	169	217
Total liabilities	49,740	32,996

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 43,656 and 44,107 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	44	44
Additional paid-in capital	277,102	278,880
Deferred compensation	(8)	—
Accumulated other comprehensive loss	(462)	(240)
Accumulated deficit	(79,849)	(75,726)
Total stockholders’ equity	196,827	202,958
Total liabilities and stockholders’ equity	$246,567	$235,954

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net Revenue	$56,956	$53,616	$173,859	$177,524
Cost of Goods Sold	42,288	41,263	130,071	135,749
Gross Profit	14,668	12,353	43,788	41,775

Operating Expenses:
Sales and marketing	3,994	5,180	12,274	14,920
Research and development	4,825	6,280	13,388	16,335
General and administrative	2,709	3,036	7,327	8,370
Restructuring, net	7	—	(384)	—
In-process research and development	—	—	4,700	—
Total operating expenses	11,535	14,496	37,305	39,625
Operating income (loss)	3,133	(2,143)	6,483	2,150

Other Income (Expense):
Interest income	421	791	1,427	2,236
Interest expense	(69)	—	(355)	(47)
Gain (loss) on foreign currency transactions, net	98	(122)	252	(185)
Other income (expense), net	19	7	(1)	93
Total other income, net	469	676	1,323	2,097
Income (Loss) Before Income Taxes	3,602	(1,467)	7,806	4,247
Income Tax Benefit (Expense)	(151)	192	(243)	(124)
Net Income (Loss)	$3,451	$(1,275)	$7,563	$4,123

Net Income (Loss) Per Share:
Basic	$0.08	$(0.03)	$0.17	$0.09
Diluted	$0.07	$(0.03)	$0.16	$0.09

Weighted Average Shares Used to Calculate Net Income (Loss) Per Share:
Basic	43,511	43,949	43,403	43,832
Diluted	46,188	43,949	46,489	45,613

Comprehensive Income (Loss):
Net income (loss)	$3,451	$(1,275)	$7,563	$4,123
Foreign currency translation adjustments	17	46	18	192
Net unrealized gain (loss) on short-term investments	94	51	(284)	30
Comprehensive income (loss)	$3,562	$(1,178)	$7,297	$4,345

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2005

Cash Flows From Operating Activities:
Net income	$7,563	$4,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,615	6,017
Write-off of in-process research and development	4,700	—
Non-cash settlement of restructuring charges	(384)	—
Loss on disposal of property and equipment	—	461
Provision for doubtful accounts	102	969
Stock-based compensation expense	15	8
Loss (gain) on sale of short-term investments	49	(5)
Changes in operating assets and liabilities (net of effects of Chaparral acquisition):
Accounts receivable	(21,584)	4,331
Inventories	606	773
Prepaid expenses and other assets	(236)	(1,052)
Accounts payable	5,790	(17,214)
Accrued compensation and expenses	(1,058)	(683)
Deferred revenue	(450)	670
Income taxes payable	(78)	(243)
Restructuring accrual	(290)	(92)
Other long-term liabilities	821	48
Net cash provided by (used in) operating activities	181	(1,889)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,253)	(3,008)
Sales of short-term investments	48,003	50,632
Purchases of short-term investments	(56,611)	(25,200)
Cash paid in Chaparral acquisition, net of cash acquired	(65,383)	—
Net cash provided by (used in) investing activities	(79,244)	22,424

Cash Flows From Financing Activities:
Proceeds from bank and other borrowings	13,662	—
Payments on bank and other borrowings	(20,882)	—
Proceeds from sale of stock to employees	—	1,040
Proceeds from exercise of stock options and warrants	1,092	738
Net cash provided by (used in) financing activities	(6,128)	1,778

Effect of Exchange Rate Changes on Cash	18	192

Net Increase (Decrease) in Cash and Cash Equivalents	(85,173)	22,505
Cash and Cash Equivalents, beginning of period	105,863	67,496
Cash and Cash Equivalents, end of period	$20,690	$90,001

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$—	$770

Cash paid for interest	$1,212	$—
Cash paid for income taxes	$307	$540

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition and Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2).

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

For software sales, we apply SOP 97-2, whereby revenue is recognized from software licenses at the time the product is delivered, provided there are no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance contracts, is deferred and recognized ratably over the contract term, generally twelve months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software-licensing fee and maintenance agreement.

2.             Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the three and nine months ended September 30, 2004 and 2005 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net income (loss)	$3,451	$(1,275)	$7,563	$4,123
Stock-based employee compensation expense included in reported net income	5	—	15	8
Stock-based employee compensation expense determined under fair value based method	(1,262)	(1,343)	(3,084)	(3,783)
Pro forma net income (loss) available to common stockholders	$2,194	$(2,618)	$4,494	$348
Basic net income (loss) per share:
As reported	$0.08	$(0.03)	$0.17	$0.09
Pro forma	$0.05	$(0.06)	$0.10	$0.01
Diluted net income (loss) per share:
As reported	$0.07	$(0.03)	$0.16	$0.09
Pro forma	$0.05	$(0.06)	$0.10	$0.01

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2004	2005
Risk free interest rate	3.0%	3.8%
Expected dividend yield	—	—
Expected life	4 years	4 years
Expected volatility	89%	78%

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

Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which is payable after 18 months of service following the acquisition date. As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004 and $1.0 million during 2005.  Our obligations under these agreements were completely satisfied as of September 30, 2005.  During the three and nine months ended September 30, 2005, we recorded compensation expense of approximately $23,000 and $91,000, respectively, relating to these agreements.

The following unaudited pro forma results of operations present the impact on our results of operations for the three and nine months ended September 30, 2004 as if the acquisition of Chaparral had been completed as of the beginning of the period reported on. The charge of $4.7 million related to the write-off of in-process research and development has been excluded from the pro forma results of operations as it is nonrecurring in nature.

	(In Thousands, Except Per Share Amounts)
	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net revenue	$56,956	56,956	$173,859	$175,615
Net income available to common stockholders	$3,451	3,066	$7,563	$9,923
Basic net income per share	$0.08	0.07	$0.17	$0.23
Diluted net income per share	$0.07	0.07	$0.16	$0.21

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Shares used in computing basic net income per share	43,511	43,949	43,403	43,832
Dilutive effect of warrants and common stock equivalents	2,677	—	3,086	1,781
Shares used in computing diluted net income per share	46,188	43,949	46,489	45,613

For the three and nine months ended September 30, 2004, outstanding options to purchase 1,816,681 and 1,785,127 shares of common stock respectively, were not included in the calculation of diluted loss per share because their effect was antidilutive. For the three months ended September 30, 2005, all outstanding options and warrants to purchase 5,041,468 and 1,966,849 shares of common stock, respectively, were not included in the calculation of diluted income per share because their effect was antidilutive.  For the nine months ended September 30, 2005, outstanding options to purchase 2,703,599 shares of common stock were not included in the calculation of diluted income per share because their effect was antidilutive.

5.             Short-Term Investments

The following table summarizes our short-term investments as of September 30, 2005 (in thousands):

		Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
U.S. Government securities	$31,418	$(95)	$—	$31,323
Municipal securities and corporate debt	1,974	(4)	—	1,970
	$33,392	$(99)	$—	$33,293

For the nine months ended September 30, 2005, gross realized gains on these investments was $5,000. There were no gross realized gains (losses) on these investments for the three months ended September 30, 2005.

6.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2004	September 30, 2005
Purchased parts and materials	$1,507	$1,201
Work-in-process	37	1
Finished goods	2,127	1,696
	$3,671	$2,898

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

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of September 30, 2005 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(1,759)	$3,241
Developed technology	2,600	(1,647)	953
Customer relationships	2,500	(1,131)	1,369
Backlog	100	(100)	—

Total other intangible assets	$10,200	$(4,637)	$5,563

Estimated future amortization expense related to other intangible assets as of September 30, 2005 is as follows (in thousands):

Years ending December 31,
2005 (remaining 3 months)	$717
2006	2,518
2007	1,588
2008	740
Total	$5,563

8.             Product Warranties

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Balance, beginning of period	$1,453	$1,104
Current period accrual	843	2,467
Amounts charged to accrual	(815)	(2,090)
Balance, end of period	$1,481	$1,481

9.             Restructurings

Restructuring liabilities at September 30, 2005 were originally recorded in 2001 and 2002 and pertain to leases for former offices located in New York, Chicago and Carlsbad that extend through 2006. As of September 30, 2005, the remaining restructuring liability pertains to only the Chicago and Carlsbad offices.

The following is a summary of restructuring activity recorded during the nine months ended September 30, 2005 (in thousands):

March 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2004	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at September 30, 2005

Facility closures and related costs	$168	$17	$(116)	$69

June 2001 Restructuring

	Accrued Restructuring Expenses at December 31, 2004	Additional Restructuring Expenses	Current Amounts Utilized	Accrued Restructuring Expenses at September 30, 2005

Facility closures and related costs	$10	$75	$(68)	$17

We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of September 30, 2005.

10.          Income Taxes

We recorded an income tax expense (benefit) of $(0.2) and $0.1 million for the three and nine months ended September 30, 2005. Our effective income tax rate was (13.1)% and 2.9% for the three and nine months ended September 30, 2005.  Our income tax expense for the nine months ended September 30, 2005 included the receipt by our European subsidiary of $0.2 million from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001. Excluding the impact of the loss carryback, our effective income tax rate was 7.0% for the nine months ended September 30, 2005.

We currently anticipate an effective income tax rate of approximately 4.3% for the year ended December 31, 2005.  Our effective income tax rate is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes and was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

As of December 31, 2004, we have federal and state net operating loss carryforwards of approximately $119.1 million and $79.9 million, which begin to expire in 2009 and 2005, respectively. In addition, we have federal tax credit carryforwards of approximately $3.1 million, of which $0.4 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.7 million will begin to expire in 2008. We also have state tax credit carryforwards of $2.9 million, of which $2.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in 2006.  We have a full valuation allowance recorded on the net deferred tax asset which was approximately $50.9 million as of December 31, 2004, because we believe it is more likely than not that the amounts will not be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. We consider projected future taxable income, the cumulative three year historical (income) losses, customer contract terms and customer concentrations in making this assessment. We reassess the realizability of deferred tax assets on a periodic basis. At such time as we determine that the recoverability of deferred tax assets is more likely than not, we will release the deferred tax valuation allowance, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income.  As of December 31, 2004, approximately $16.4 million of the valuation allowance is attributable to acquired deferred tax assets, which if recognized, will reduce goodwill related to the acquisition of Chaparral.  Additionally, at December 31, 2004 approximately $4.6 million of the valuation allowance is attributed to the potential tax benefit of stock option transactions that will be credited directly to common stock, if realized.

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

11.          Employee Benefit Plans

Our Employee Stock Purchase Plan (the “Purchase Plan”) was adopted in August 1997, and amended and restated in March 2000 and February 2004. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides our eligible employees, as defined in the Purchase Plan with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined. During the nine months ended September 30, 2005 199,438 shares were issued under the Purchase Plan.

12.          Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Foreign Currency Items	Unrealized Gain (Loss) on Securities	Total
Balance, December 31, 2004	$(333)	$(129)	$(462)
Quarterly change	16	(133)	(117)
Balance, March 31, 2005	(317)	(262)	(579)
Quarterly change	130	112	242
Balance, June 30, 2005	(187)	(150)	(337)
Quarterly change	46	51	97
Balance, September 30, 2005	$(141)	$(99)	$(240)

13.          Commitments and Contingencies

Crossroads Systems Litigation

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them. We have already incurred, and expect to continue to incur, significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results. If we are not successful in our defense of Crossroads’ claims, we may be required to pay significant amounts in the form of damages for past infringement.  We also could be required to pay significant amounts in the form of licensing fees to allow us to continue to market certain products in the future, or Crossroads may deny us a license, which could lead to our inability to market certain products at all.  Further, other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.  The outcome is uncertain and no amounts have been accrued as of September 30, 2005.

Securities Class Action

In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. In May 2005, the Second Amended Complaint was dismissed with leave to amend.  Plaintiffs filed a Third Amended Complaint, which Chaparral and other defendants are again moving to dismiss.  We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of September 30, 2005.

We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims are not likely to have a material adverse effect on our financial condition or operating results.

Lease Obligations

During September 2005, we entered into a lease agreement to occupy approximately 58,500 square feet of office space that will serve as a replacement for our current headquarters. The 88 month lease term will commence in January 2006. Upon the expiration of the initial term, we are entitled to two five-year renewal options.

Future minimum lease payments due under all noncancelable operating leases as of September 30, 2005 are as follows (in thousands):

Years ended December 31,
2005 (remaining 3 months)	$473
2006	1,760
2007	1,653
2008	1,111
2009	1,076
2010	1,025
Thereafter	2,502
Total minimum lease payments	$9,600

The above minimum lease payments include minimum rental commitments totaling $0.2 million that have been included in the restructuring accrual as of September 30, 2005.  Minimum payments for operating leases have not been reduced by minimum sublease rentals of $0.9 million due in the future under non-cancelable subleases.

The lease associated with our current headquarters will expire December 31, 2005.  We plan on relocating to our new corporate headquarters during the first quarter of 2006.  The minimum lease payment table above reflects all remaining payments due under our current corporate headquarter lease.

Other

In the fourth quarter of 2004, the Company made a payment of approximately $0.4 million to the State of New York to settle amounts related to a field audit of the Company’s Franchise Tax Return. During the quarter ended March 31, 2005 we submitted tax returns to the City of New York and made a payment as an offer to settle in an amount similar to that accepted by the State of New York as described above. New York City is currently reviewing the returns, and the Company is waiting for a reply as to whether or not they have accepted the revised liability and payment as submitted. Amounts related to this matter have been previously accrued for.

Effective July 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2004 and September 30, 2005, there was no balance outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million.

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

Sales to our largest channel partner accounted for approximately 88% and 86% of our net revenue during the three months ended September 30, 2004 and 2005, respectively, and 88% and 86% for the nine months ended September 30, 2004 and 2005, respectively.

Information concerning revenue by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total

Three months ended:
September 30, 2005:
Net revenue	$51,496	$1,391	$729	$53,616
Gross profit	$11,446	$380	$527	$12,353
September 30, 2004:
Net revenue	$52,977	$3,336	$643	$56,956
Gross profit (loss)	$15,604	$(1,111)	$175	$14,668

Nine months ended:
September 30, 2005:
Net revenue	$170,882	$4,406	$2,236	$177,524
Gross profit	$39,153	$1,058	$1,564	$41,775
September 30, 2004:
Net revenue	$163,587	$5,311	$4,961	$173,859
Gross profit (loss)	$47,933	$(4,351)	$206	$43,788

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total

As of:
September 30, 2005	$225,348	$7,692	$2,914	$235,954
December 31, 2004	$235,969	$7,285	$3,313	$246,567

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenue:
United States	$53,065	$49,307	$163,587	$165,440
Europe	1,973	2,851	5,311	8,256
Asia	1,918	1,458	4,961	3,828
	$56,956	$53,616	$173,859	$177,524
Operating income (loss):
United States	$2,747	$(2,506)	$6,037	$3,390
Europe	(33)	216	(349)	(1,068)
Asia	419	147	795	(172)
	$3,133	$(2,143)	$6,483	$2,150

Net revenue is recorded in the geographic area in which the sale is originated.

15.          Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which amends SFAS No. 123, Accounting for Stock-Based Compensation, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

16.          Subsequent Events

On October 20, 2005, we entered into a Product Supplement/Award Letter with Sun Microsystems, Inc. and Sun Microsystems International B.V., collectively, Sun, pursuant to our Product Purchase Agreement with Sun, as amended, or the PPA.  This Product Supplement/Award Letter adds certain next generation disk array controller and chassis storage products to the PPA under the product family name SE-3320, which are intended to be successor products to certain disk array and chassis storage products currently available to Sun under the PPA.  These new next generation disk array controller and chassis storage products will be designed to be compliant with European Union Directive 2002/95/EC with regard to the restriction on the use of hazardous substances in electrical and electronic equipment.

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

Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a product purchase agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun. That agreement has since been extended so that it expires on January 1, 2011 and now provides for automatic renewals for additional one-year periods unless either party notifies the other of its intent not to renew within a certain period of time.  We have been shipping our products to Sun for resale to Sun’s customers since October 2002. Since the start of the relationship, we have continued to develop new products for resale by Sun and others.  Our agreement with Sun was most recently amended in September 2005 to provide for discounts for prompt payment by Sun of amounts due to us and an extended repair warranty for repaired or replacement products that we deliver to Sun.  Because of the significance of our relationship with Sun, we are subject to seasonality associated with Sun’s business. Typically, sales in the second quarter of our fiscal year reflect the positive impact associated with Sun’s fiscal year-end. Conversely, sales in the third quarter of our fiscal year typically reflect the impact of lower Sun first quarter sales compared to the historically stronger sales of Sun’s June year-end quarter.

On July 26, 2005, we entered into a Development and OEM Supply Agreement with Network Appliance, Inc. and Network Appliance B.V., collectively, NetApp.  Under the Agreement, we will design and develop general purpose disk arrays for a variety of products to be developed for sale to NetApp. We believe that once sales under this agreement increase, which is expected to occur over the next several quarters, our revenue dependence upon Sun will be significantly reduced.

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

On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., a privately held developer of specialized storage appliances as well as high-performance, midrange redundant arrays of independents disks, or RAID, controllers and data routers. The total transaction cost of approximately $67.6 million consisted of a payment of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employees covered by change in control agreements, approximately $0.8 million of direct transaction costs and approximately $0.7 million of accrued integration costs. The acquisition of Chaparral is expected to enable Dot Hill to increase the amount of proprietary technology within its storage systems, broaden its product line and diversify its customer base.

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

Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition and Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2).

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

For software sales, we apply SOP 97-2, whereby revenue is recognized from software licenses at the time the product is delivered, provided there are no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance contracts, is deferred and recognized ratably over the contract term, generally twelve months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software-licensing fee and maintenance agreement.

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

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a full valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we continue to generate taxable income and ultimately determine that it is more likely than not that all of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance or a portion thereof would be eliminated.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. We consider projected future taxable income, the cumulative three year historical (income) losses, customer contract terms and customer concentrations in making this assessment. We reassess the realizability of deferred tax assets on a periodic basis. At such time as we determine that the recoverability of deferred tax assets is more likely than not, we will release the deferred tax valuation allowance, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income.  Although we would experience a substantial temporary decrease to our effective tax rate in the period in which we remove the valuation allowance, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.2	77.0	74.8	76.5
Gross profit	25.8	23.0	25.2	23.5
Operating expenses:
Sales and marketing	7.0	9.6	7.1	8.4
Research and development	8.5	11.7	7.7	9.2
General and administrative	4.8	5.7	4.2	4.7
Restructuring, net	—	—	(0.2)	—
In-process research and development	—	—	2.7	—
Total operating expenses	20.3	27.0	21.5	22.3
Operating income (loss)	5.5	(4.0)	3.7	1.2
Net income (loss)	6.1%	(2.4)%	4.4%	2.3%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Revenue

Net revenue decreased $3.4 million, or 6.0%, to $53.6 million for the three months ended September 30, 2005 from $57.0 million for the three months ended September 30, 2004. The decrease in net revenue was attributable to decreased orders for our products from our channel partner, Sun, which accounted for 86% of our net revenue for the three months ended September 30, 2005. Total Fibre Channel units shipped were 2,522 for the three months ended September 30, 2005 compared to 2,334 units shipped for the three months ended September 30, 2004. Small computer systems interface, or SCSI, units shipped were 2,952 for the three months ended September 30, 2005 compared to 3,489 units for the three months ended September 30, 2004. An offsetting increase in revenue reflects approximately $3.9 million from the sale of our SATA product which began shipping in the second quarter of 2004. SATA units shipped were 728 for the three months ended September 30, 2005 compared to 332 units for the three months ended September 30, 2004. Non-Sun revenue was $7.7 million for the three months ended September 30, 2005 compared to $8.2 million for the three months ended September 30, 2004.

Cost of Goods Sold

Cost of goods sold decreased $1.0 million, or 2.4%, to $41.3 million for the three months ended September 30, 2005 from $42.3 million for the three months ended September 30, 2004. As a percentage of net revenue, cost of goods sold increased to 77.0% for the three months ended September 30, 2005 from 74.2% for the three months ended September 30, 2004. The decrease in the dollar amount of cost of goods sold was attributable to a lower volume of product sales during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 offset by incremental cost of goods sold attributable to sales of our SATA product in the third quarter of 2005 and a $0.2 million increase in inventory reserves associated with excess and obsolete inventory. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to higher depreciation expense related to the installation of tooling and test equipment at locations in Asia, and an increase of inventory reserves associated with excess and obsolete inventory.

Gross Profit

Gross profit decreased $2.3 million, or 15.6%, to $12.4 million for the three months ended September 30, 2005 from $14.7 million for the three months ended September 30, 2004. As a percentage of net revenue, gross profit decreased to 23.0% for the three months ended September 30, 2005 from 25.8% for the three months ended September 30, 2004. The decrease in the dollar amount of gross profit is attributable to a lower volume of product sales during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease in gross profit as a percentage of our net revenue for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004 can be attributed, in part, to continued pricing pressures on our mature products, to changes in customers and product mix, and to a lower volume of product sales. Our gross profit margin was also negatively impacted for the three months ended September 30, 2005 by sales of our SATA product that presently has a significantly lower gross profit margin than either our Fibre Channel or SCSI products. We have transitioned the high labor content of our SATA product to locales in Asia and are working to complete the hard tooling of the chassis. We started to realize the benefits of these cost reduction efforts during the second quarter of 2005 and continued to see improvements during the third quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.2 million, or 30.0%, to $5.2 million for the three months ended September 30, 2005 from $4.0 million for the three months ended September 30, 2004. As a percentage of net revenue, sales and marketing expenses increased to 9.6% for the three months ended September 30, 2005 from 7.0% for the three months ended September 30, 2004. The increase in the dollar amount of sales and marketing related expenses is attributable to increased selling expenses associated with developing our domestic OEM and channel customer base. Our increased sales and marketing expenses further reflect the additional sales activities incurred by our European subsidiary as we continue to pursue an increased market share in Europe. The increase in sales and marketing expenses as a percentage of net revenue reflects decreased 2005 revenue. We will continue our efforts to grow our non-OEM commercial sales during 2005. Accordingly, we expect sales and marketing expenses for the year ending December 31, 2005 to exceed spending levels incurred during 2004.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 31.3%, to $6.3 million for the three months ended September 30, 2005 from $4.8 million for the three months ended September 30, 2004. As a percentage of net revenue, research and development expenses increased to 11.7% for the three months ended September 30, 2005 from 8.5% for the three months ended September 30, 2004. The dollar increase in research and development expenses primarily reflects an increase in contract labor, evaluation unit expenses, and the cost of on-going research of approximately $1.4 million for product development related to future product offerings, as well as an increase of $0.1 million for the development of our new controller technology.  The percentage increase in research and development expenses reflects the decrease in revenue for the three months ended September 30, 2005. We expect that 2005 research and development expense will exceed amounts incurred during 2004 due to our planned efforts to complete the integration of the technology acquired from Chaparral into our products and research and development activities related to other future product offerings for existing and newly announced customers.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 11.1%, to $3.0 million for the three months ended September 30, 2005 from $2.7 million for the three months ended September 30, 2004. As a percentage of revenue, general and administrative expenses increased to 5.7% for the three months ended September 30, 2005 from 4.8% for the three months ended September 30, 2004. The increase in dollar amount of general and administrative expenses during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 reflects an increase in bad debt expense of $0.5 million which relates to our subsidiaries in Europe, an increase in professional services of $0.1 million associated with our compliance with the Sarbanes-Oxley Act of 2002, and the inclusion of compensation paid to our president, formerly our Chief Technology Officer, that had been classified as research and development expense in the comparable prior period. The increases in general and administrative expenses were partially offset by a decrease to legal expenses of $0.4 million attributable to expected cash receipts from insurance proceeds arising from legal matters described elsewhere in this document, and a decrease in insurance expense of $0.1 million. The percentage increase in general and administrative expenses reflects the decrease in revenue for the three months ended September 30, 2005. We expect general and administrative expenses to increase in 2005 compared to 2004 due to the continuing cost of complying with various corporate governance regulations and the cost of corrective actions we intend to take as a result of such regulations, such as the implementation of a new enterprise resource planning, or ERP, software package.

Other Income (Expense)

Other income (expense) increased by $0.2 million to $0.7 million for the three months ended September 30, 2005 from $0.5 million for the three months ended September 30, 2004. The increase was primarily attributable to an increase in interest income of $0.4 million due to rising interest rates and a decrease in interest expense of approximately $0.1 million as a result of the payoff in August 2004 of a $6 million note payable that was assumed in connection with the acquisition of Chaparral and the repayment and termination of our Japanese credit facilities in the fourth quarter of 2004. The increases in other income were offset by a loss of $0.2 million on foreign currency transactions resulting from a strengthening dollar.

Income Taxes

We recorded an income tax benefit of $0.2 million for the three months ended September 30, 2005. Our effective income tax rate was (13.1)% for the quarter ended September 30, 2005.  We currently anticipate an effective income tax rate of approximately 4.3% for the year ended December 31, 2005.  Our effective income tax rate is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes and was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

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

As a result of our acquisition of Chaparral, an ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of the acquired Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Revenue

Net revenue increased $3.6 million, or 2.1%, to $177.5 million for the nine months ended September 30, 2005 from $173.9 million for the nine months ended September 30, 2004. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 86% of our net revenue for the nine months ended September 30, 2005. Total Fibre Channel units shipped were 8,028 for the nine months ended September 30, 2005 compared to 7,903 units for the nine months ended September 30, 2004. SCSI units shipped were 10,445 for the nine months ended September 30, 2005 compared to 10,426 units for the nine months ended September 30, 2004. The increase in revenue also reflects approximately $12.7 million from the sale of our SATA product which began shipping in the second quarter of 2004. Non-Sun revenue was $24.5 million for the nine months ended September 30, 2005 compared to $24.4 million for the nine months ended September 30, 2004.

Cost of Goods Sold

Cost of goods sold increased $5.6 million, or 4.3%, to $135.7 million for the nine months ended September 30, 2005 from $130.1 million for the nine months ended September 30, 2004. As a percentage of net revenue, cost of goods sold increased to 76.5% for the nine months ended September 30, 2005 from 74.8% for the nine months ended September 30, 2004. The increase in cost of goods sold was attributable to greater volume of product sales during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 including the incremental cost of goods sold attributable to sales of our SATA product for the full nine months of 2005 and a $1.0 million increase in inventory reserves associated with excess and obsolete inventory. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to lower than anticipated cost reductions achieved during the nine months ended September 30, 2005 based on the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives.

Gross Profit

Gross profit decreased $2.0 million, or 4.6%, to $41.8 million for the nine months ended September 30, 2005 from $43.8 million for the nine months ended September 30, 2004. As a percentage of net revenue, gross profit decreased to 23.5% for the nine months ended September 30, 2005 from 25.2% for the nine months ended September 30, 2004. The decrease in the dollar amount of gross profit is attributable to increased costs related to ramping up certain Asian facilities and an increase of inventory reserves associated with excess and obsolete inventory during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in gross profit as a percentage of our net revenue for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004 can be attributed, in part, to continued pricing pressures on our mature products, to changes in customer and product mix, to lower than anticipated sales volume and the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives. Our gross profit margin was also negatively impacted for the nine months ended September 30, 2005 by sales of our SATA product that presently have a significantly lower gross profit margin than either our Fibre Channel or SCSI products. We have transitioned the high labor content of our SATA product to locales in Asia and are working to complete the hard tooling of the chassis. We started to realize the benefits of these cost reduction efforts during the second quarter. Gross profit margin was also negatively impacted by a full nine months of amortization of finite lived intangible assets acquired in the Chaparral transaction.  Amortization of finite lived intangible assets acquired in the Chaparral transaction was $1.6 million for the nine months ended September 30, 2005 compared to $1.4 million for the nine months ended September 30, 2004. The first three quarters of 2004 reflects only seven months of amortization because Chaparral was acquired in late February 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.6 million, or 21.1%, to $14.9 million for the nine months ended September 30, 2005 from $12.3 million for the nine months ended September 30, 2004. As a percentage of net revenue, sales and marketing expenses increased to 8.4% for the nine months ended September 30, 2005 from 7.1% for the nine months ended September 30, 2004. The increase in the dollar amount of sales and marketing expenses is partially attributable to a full nine months of salaries and related expenses for those employees added in connection with our acquisition of Chaparral in late February 2004 compared to seven months for the comparable period of 2004 and the additional sales activities incurred by our European subsidiary as we continue to pursue an increased market share in Europe. Amortization of our customer relationship intangible asset acquired in connection with the acquisition of Chaparral was $0.5 for the nine months ended September 30, 2005 compared to $0.4 million for the nine months ended September 30, 2004.  The increase in sales and marketing expenses as a percentage of net revenue is primarily due to our continued efforts to grow our non-OEM commercial sales during 2005. Accordingly, we expect sales and marketing expenses for the year ending December 31, 2005 will exceed spending levels incurred during 2004.

Research and Development Expenses

Research and development expenses increased $2.9 million, or 21.6%, to $16.3 million for the nine months ended September 30, 2005 from $13.4 million for the nine months ended September 30, 2004. As a percentage of net revenue, research and development expenses increased to 9.2% for the nine months ended September 30, 2005 from 7.7% for the nine months ended September 30, 2004. The dollar increase in research and development expenses primarily reflects an increase in salaries, the cost of on-going research and development projects, facility related expenses, and all other expenses associated with our Longmont Technology Center acquired in late February 2004. Costs associated with research and development of new product offerings for the nine months ended September 30, 2005 were $2.6 million as compared to $0.4 million for the nine months ended September 30, 2004. This increase was partially offset by a reduction in costs related to our SATA product of $1.1 million, which was released for sale early in the second quarter of 2004. Total costs attributable to our Longmont Technology Center for the nine months ended September 30, 2005 were approximately $4.2 million compared to approximately $2.8 million for the nine months ended September 30, 2004. This increase reflects a full nine months of activity in the current period compared to seven months in the prior comparable period. The percentage increase in research and development expenses was primarily due to our continued commitment to developing other future product offerings. We expect that 2005 research and development expense will exceed amounts incurred during 2004 due to our planned efforts to complete the integration of the technology acquired from Chaparral into our products for existing and newly announced customers.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 15.1%, to $8.4 million for the nine months ended September 30, 2005 from $7.3 million for the nine months ended September 30, 2004. As a percentage of net revenue, general and administrative expenses increased to 4.7% for the nine months ended September 30, 2005 from 4.2% for the nine months ended September 30, 2004. The increase in dollar amount is partially attributable to a full nine months of salaries and related expenses for those employees added in connection with our acquisition of Chaparral in late February 2004 compared to seven months for the nine months ended September 30, 2004, and increase in bad debt expense of $1.1 million which relates to our subsidiaries in Europe, and the inclusion in the first nine months of 2005 of compensation paid to our president, formerly our Chief Technology Officer, that had been classified as research and development expense in the comparable prior period. Additionally, we paid approximately $0.1 million to the former managing director of our Japanese subsidiary upon his retirement in March 2005. We also incurred $0.5 million in increased expenses related to the cost of our compliance with the Sarbanes-Oxley Act of 2002 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increases in general and administrative expense were partially offset by a decrease of $0.2 million in lower insurance expense and a decrease in legal expenses of $0.8 million. The percentage increase in general and administrative expenses was primarily due to the charges mentioned above. We expect general and administrative expenses to increase in 2005 compared to 2004 due to the continuing cost of complying with various corporate governance regulations and the cost of corrective actions we intend to take as a result of such regulations, such as the implementation of a new ERP software package.

Restructuring Expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the three months ended June 30, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. There were no similar charges for the nine months ended September 30, 2005.

In-Process Research and Development Charges

Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the nine months ended September 30, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral. There were no similar charges for the nine months ended September 30, 2005.

Other Income (Expense)

Other income (expense) increased by $0.8 million to $2.1 million for the nine months ended September 30, 2005 from $1.3 million for the nine months ended September 30, 2004. The increase was primarily attributable to an increase in interest income of $0.8 million due to rising interest rates and a decrease in interest expense of approximately $0.3 million as a result of the payoff in August 2004 of a $6 million note payable that was assumed in connection with the acquisition of Chaparral and the repayment and termination of our Japanese credit facilities in the fourth quarter of 2004. The increases in other income were offset by a loss of $0.4 million on foreign currency transactions resulting from a strengthening dollar.

Income Taxes

We recorded an income tax expense of $0.1 million for the nine months ended September 30, 2005 which includes the receipt by our European subsidiary of $0.2 million from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001. Excluding the impact of the loss carryback, our effective income tax rate was 7.0% for the nine months ended September 30, 2005 and is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes. Our effective income tax rate for the nine months ended September 30, 2005 was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.

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

As a result of our equity transactions, an ownership change, within the meaning of IRC Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill Systems Corp. immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

As a result of our acquisition of Chaparral, an ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of the acquired Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

Liquidity and Capital Resources

As of September 30, 2005, we had $123.3 million of cash, cash equivalents and short-term investments. We had $132.8 million of working capital as of September 30, 2005.

For the nine months ended September 30, 2005, cash used in operating activities was $1.9 million compared to cash provided by operating activities of $0.2 million for the same period in 2004. The net cash used in operating activities for the nine months ended September 30, 2005 is primarily attributable to net income of $4.1 million, depreciation and amortization of $6.0 million, a $0.5 million loss on disposal of property and equipment, a decrease in inventory of approximately $0.8 million that reflects our efforts to better manage the materials portion of our business, an increase to our provision for doubtful accounts of $1.0 million which is primarily attributable to our subsidiaries in Europe, and a decrease in accounts receivable of $4.3 million, directly resulting from a decrease in sales volume from Sun during September 2005 compared to September 2004. These amounts were offset by a decrease in accounts payable of $17.2 million that reflects the implementation of our new payment terms with Solectron, an increase in prepaids and other assets of $1.1 million primarily attributed to a $0.5 million increase in vendor rebates and a $0.4 million increase in insurance receivables, an increase in deferred revenue of $0.7 million which reflects product shipments to customers where all the conditions for revenue recognition have not been met and a decrease in accrued compensation and expenses of $0.7 million primarily related to the payment of management bonuses. In April 2005, we amended our manufacturing agreement with Solectron to provide for a change to the original payment terms. The new payment terms establish a payment due date for a given validly submitted invoice based on the delivery date of the product in relationship to an established series of reconciliation dates. Under the new terms, the due date for a given payment will always fall on the next reconciliation date which can range from five days to approximately ninety days after the date of the applicable invoice. We expect that the average payment term with our third party manufacturer will now closely resemble the payment terms we have established with our largest customer.

Cash provided by investing activities for the nine months ended September 30, 2005 was $22.4 million compared to cash used in investing activities of $79.2 million for the same period in 2004. This fluctuation is primarily the result of our acquisition of Chaparral that was completed in February 2004. During the nine months ended September 30, 2005, certain of our short term investments matured resulting in the sale of these instruments of $50.6 million, offset by the reinvested proceeds of $25.2 million. We also made capital expenditures of $3.0 million during the nine months ended September 30, 2005 primarily to support new product development.

Cash provided by financing activities for the nine months ended September 30, 2005 was $1.8 million compared to cash used in financing activities of $6.1 million for the nine months ended September 30, 2004. The cash provided by financing activities is attributable to exercises of stock options under our 2000 Stock Incentive Plan of $0.7 million and proceeds from the sale of common stock to employees under our employee stock purchase plan of approximately $1.0 million. We did not incur any borrowings under our line of credit and do not anticipate the need for such borrowing in the foreseeable future.

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

During September 2005, we entered into a lease agreement to occupy approximately 58,500 square feet of office space that will serve as a replacement for our current headquarters. The 88 month lease term will commence in January 2006. Upon the expiration of the initial term, we are entitled to two five-year renewal options.

Future minimum lease payments due under all noncancelable operating leases as of September 30, 2005 are as follows (in thousands):

Years ended December 31,
2005 (remaining 3 months)	$473
2006	1,760
2007	1,653
2008	1,111
2009	1,076
2010	1,025
Thereafter	2,502
Total minimum lease payments	$9,600

The above minimum lease payments include minimum rental commitments totaling $0.2 million that have been included in the restructuring accrual as of September 30, 2005.  Minimum payments for operating leases have not been reduced by minimum sublease rentals of $0.9 million due in the future under non-cancelable subleases.

The lease associated with our current headquarters will expire December 31, 2005.  We plan on relocating to our new corporate headquarters during the first quarter of 2006.  The minimum lease payment table above reflects all remaining payments due under our current corporate headquarter lease.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which amends SFAS No. 123, Accounting for Stock-Based Compensation, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Under our OEM agreements with Sun, NetApp and others, our customers are not required to make minimum purchases or purchase exclusively from us, and we cannot assure you that our relationship with these key customers will not be terminated or will generate significant sales.

Our business is highly dependent on our relationship with Sun, and we believe will be dependent, in the future, on our relationship with NetApp once sales to that customer begin to increase. Sales to Sun accounted for 86.3% and 86.2% of our net revenue for the year ended December 31, 2004, and the nine months ended September 30, 2005, respectively. There are no minimum purchase requirements or guarantees in our agreement with Sun or NetApp, the agreements do not obligate those customers to purchase storage solutions exclusively from us on a continual basis and either customer may cancel purchase orders submitted under the agreement at any time. Further, either customer may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by these customers to terminate their respective contracts, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2005 from sales of our products to Sun, and a substantial majority of our projected net revenue for the year 2006 from a combination of sales to Sun and NetApp. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from these customers, our business and result of operations will be significantly harmed.

Any decline in Sun’s or NetApp’s sales could harm our business.

A substantial majority of our revenues are generated by sales to Sun, and we expect a substantial majority of our future revenue to be generated by a combination of sales to Sun and NetApp. If Sun’s or NetApp’s storage-related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. Further, in June 2005, Sun acquired Storage Technologies, Inc., or StorageTek, which is a fellow provider of storage systems.  While we do not currently believe that Engenio’s relationship with Sun or Sun’s acquisition of StorageTek will impact our sales or our relationship with Sun, we cannot predict with certainty the impact that these circumstances will have, if any, on our future sales to Sun.

In addition, it is likely that NetApp’s sales of any storage products supplied to it by us will fluctuate on a quarterly or seasonal basis, which fluctuations will effect our financial results.  Due to the infancy of the relationship, we can not be certain of what affect these fluctuations will have on our quarterly results, if any.

Lower than anticipated sales to NetApp could harm our business and render our expectations inaccurate, which could lead to a decrease in our stock price.

During the third quarter of 2005, we entered into a Development and OEM Supply Agreement with NetApp by which we will design and develop general purpose disk arrays for a variety of products to be developed for sale to NetApp.  We expect that sales to NetApp will increase, and have predicted that in the future, sales to NetApp will reduce our dependence upon Sun significantly and increase our revenue substantially.  There are no guarantees that our relationship with NetApp will be successful, or that we will achieve the expected volume of sales to NetApp.  Our agreement with NetApp does not provide for minimum purchase quantities, and allows for NetApp to terminate the contract or stop purchasing from us.  If our sales to NetApp are not as expected, our results will fall substantially short of our predictions and, to the extent that our current stock price reflects anticipated increases in our revenue or profits based on sales to NetApp, our stock price likely will fall.

We are dependent on sales to a relatively small number of customers.

Because we intend to expand sales to channel partners, we expect to experience continued concentration in our customer base. As a result, if our relationship with any of our customers were disrupted, we would lose a significant portion of our anticipated net revenue. We cannot guarantee that our relationship with Sun, NetApp or other channel partners will expand or not otherwise be disrupted. Factors that could influence our relationship with significant channel partners, including Sun and NetApp, include:

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

None of our contracts with our existing channel partners, including Sun and NetApp, contain any minimum purchasing commitments. Further, we do not expect that future contracts with channel partners, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower revenue. In addition, our existing contracts do not require our channel partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our channel partners may sell the products of our competitors.

Our business and operating results may suffer if we encounter significant product defects due to the introduction of our new, integrated systems.

We completed the integration of RAID controller technology we obtained in our acquisition of Chaparral  into certain of our storage systems resulting in the introduction of new, integrated systems.

Our new, integrated systems, as well as our old products, may contain undetected errors or failures, which may be discovered after shipment, resulting in a loss of revenue or a loss or delay in market acceptance, which could harm our business. Even if the errors are detected before shipment, such errors could result in the halting of production, the delay of shipments, loss of good will, tarnishment of reputation or a substantial decrease in revenue.  Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming property damages, consequential damages, personal injury or even death, which could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

The loss of one or more suppliers could slow or interrupt the production and sales of our products.

Solectron, our third party manufacturer, relies on third parties to supply key components of our storage products. Many of these components are available only from limited sources in the quantities and quality we require. Solectron purchases the majority of our RAID controllers from Infortrend Technology, Inc., or Infortrend. Solectron may not be able to purchase the type or quantity of components from third party suppliers as needed in the future.

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

Any shortage of disk drives or other components could increase our costs or harm our ability to manufacture and deliver our storage products to our customers in a timely manner.

Demand for disk drives recently surpassed supply, forcing drive manufacturers, including those who supply the disk drives integrated into many of our storage products, to manage allocation of their inventory. If this shortage is prolonged, we may be forced to pay higher prices for disk drives or may be unable to purchase sufficient quantities of disk drives to meet our customers’ demand for our storage products in a timely manner or at all.  Similar circumstances could occur with respect to other necessary components.

We may experience losses in the future.

In 2004 and 2003, we recorded net income of $11.6 million and $12.1 million respectively; however, for the third quarter of 2005, and for the years ended December 31, 2002 and 2001, we incurred net losses of $1.3 million, $34.3 million and $43.4 million respectively. Further, our latest forecast predicts that we will incur a loss during our fourth quarter of 2005, fueled, in part, by an increased investment in research and development related to our efforts to complete the integration of the technology acquired from Chaparral into our products, and the implementation of a new ERP software package. We cannot assure you that we will be profitable in any future period. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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

Our available cash, cash equivalents and short-term investments as of September 30, 2005 totaled $123.3 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s or NetApp’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating; debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance.

Quarter	Net Revenue	Net Income (Loss)
	(in millions)
First Quarter 2001	$18.6	$(28.7)
Second Quarter 2001	14.9	(5.7)
Third Quarter 2001	12.3	(3.3)
Fourth Quarter 2001	10.5	(5.7)
First Quarter 2002	10.9	(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.7
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)

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

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which has already resulted in costly, time-consuming litigation and could result in the inability to offer certain products.

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

On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them. We have already incurred, and expect to continue to incur, significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results. If we are not successful in our defense of Crossroads’ claims, we may be required to pay significant amounts in the form of damages for past infringement.  We also could be required to pay significant amounts in the form of licensing fees to allow us to continue to market certain products in the future, or Crossroads may deny us a license, which could lead to our inability to market certain products at all.  Further, other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.

We expect that providers of storage products will increasingly be subject to infringement claims as the number of products and competitors increases. In addition to the formal claims brought against us by Crossroads, we receive, from time to time, letters from third parties suggesting that we may require a license from such third parties to manufacture or sell our products. We evaluate all such communications to assess whether to seek a license from the patent owner. We may be required to purchase licenses that could have a material impact on our business, or, we may not be able to obtain the necessary license from a third party on commercially reasonable terms, or at all.

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

We also expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. For example, on June 2, 2005, Sun purchased StorageTek.  Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and potential loss of market share, any of which could harm our business. We believe that the principal competitive factors affecting the storage systems market include:

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

As of September 30, 2005, our executive officers, directors and their affiliates beneficially owned approximately 9.9% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2005 there were outstanding warrants to purchase 1,966,849 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

The following table provides information about our investment portfolio at December 31, 2004 and September 30, 2005. For investment securities, the table presents carrying values at December 31, 2004 and September 30, 2005 and, as applicable, and related weighted average interest rates by expected maturity dates.

	December 31, 2004	September 30, 2005
	(amounts in thousands)
Cash equivalents	$43,438	$68,859
Average interest rate	2.3%	3.8%
Short-term investments	$58,690	$33,293
Average interest rate	2.2%	2.7%
Total portfolio	$102,128	$102,152
Average interest rate	2.2%	3.4%

We have a line of credit agreement, which accrues interest at a variable rate. As of September 30, 2005, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), as of September 30, 2005.  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that there were no significant changes in our disclosure controls and procedures as of the end of the period covered by this report (and therefore these disclosure controls and procedures were not effective since material weaknesses were discovered in our financial reporting controls as of December 31, 2004).

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

In order to address the material weaknesses identified above, we have undertaken the following corrective measures:

The sole certified public accountant on our finance department staff submitted his resignation, effective May 26, 2005. We have since hired a replacement who has been added to our senior managerial staff and added two additional certified public accountants to the finance department. We actively continue to strengthen our accounting and financial reporting functions and continue to recruit for additional certified public accountants with recent relevant experience. We have already hired a senior finance director for our subsidiary in Japan and added additional accounting resources to our subsidiary in the Netherlands. We also intend to hire additional clerical staff in the areas of accounts payable and general accounting and other staff in various areas of the company, including but not limited to, financial planning and analysis, order entry and materials management. We believe the addition of these individuals will allow us to perform and review the necessary internal control activities pertaining to our financial closing and reporting process on a timely basis and to complete the documentation of our accounting policies and procedures during 2005.

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

Changes in Internal Controls

During the nine months ended September 30, 2005, we began the process of reviewing the gross margin related to each sales order for reasonableness. This review is performed by two independent members of our finance department. The purpose of this review is to identify unusual margins that might be the result an error in data input. Except as described above, there has been no change in our internal control over financial reporting that occurred during the quarter covered by this Periodic Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

Crossroads Systems— On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them. We have already incurred, and expect to continue to incur, significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results. If we are not successful in our defense of Crossroads’ claims, we may be required to pay significant amounts in the form of damages for past infringement.  We also could be required to pay significant amounts in the form of licensing fees to allow us to continue to market certain products in the future, or Crossroads may deny us a license, which could lead to our inability to market certain products at all.  Further, other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.  The outcome is uncertain and no amounts have been accrued as of September 30, 2005.

Securities Class Action—In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of former officers and directors of Chaparral in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral.  In May 2005, the Second Amended Complaint was dismissed with leave to amend.  Plaintiffs filed a Third Amended Complaint, which Chaparral and other defendants are again moving to dismiss.  We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them.  The outcome is uncertain and no amounts have been accrued as of September 30, 2005.

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

10.1

Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005 (filed as an exhibit to our Current Report on Form 8-K filed on September 21, 2005 and incorporated herein by reference).

10.2

Fourth Amendment to Product Purchase Agreement, dated as of September 26, 2005, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.*

10.3	Product Supplement/Award Letter, dated as of September 27, 2005, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.*
10.4	Second Amendment to Manufacturing Agreement, dated as of September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.*
10.5	Second Award Letter, dated as of September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.*
10.6	Development and OEM Supply Agreement, dated as of July 26, 2005 between Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc. and Network Appliance B.V.*
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: November 9, 2005	By	/s/ JAMES L. LAMBERT
James L. Lambert
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By	/s/ PRESTON S. ROMM
Preston S. Romm
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)