Form 10-K
period 2005-12-31
DOT HILL SYSTEMS CORP
filed 2006-03-16
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3460176
(State of Incorporation)	(I.R.S. Employer Identification No.)

6305 El Camino Real Carlsbad, CA (Address of principal executive offices)	92009 (Zip Code)
Registrant’s telephone number, including area code:
(760) 931-5500

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005 was $229,555,324. Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
      The number of shares of the registrant’s common stock outstanding as of March 8, 2006 was 44,565,084.

DOT HILL SYSTEMS CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Forward-Looking Statements
      Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Future filings with the Securities and Exchange Commission, or SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth in the section entitled “Risk Factors” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K.
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
      We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, provides end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our RIO Xtremetm products provide high performance and large capacities for a broad variety of environments. Our SANnet® products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
      Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun, and that agreement was recently extended until January 2011. The OEM agreement now provides for automatic renewals for additional one-year periods, unless either party notifies the other of its intent not to renew within the specified time period. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. We continue to develop new products for resale by Sun and other channel partners and expect to begin shipping several new products in 2006.
      In February 2004, we acquired all the outstanding shares of Chaparral Network Storage, Inc., or Chaparral, a privately held storage system provider. As a result of the acquisition, we have designated our Colorado facility as a research and development hub and continue to use Chaparral’s team of engineers and facility support personnel.
      In July 2005, we entered into a Development and OEM Supply Agreement with Network Appliance, Inc. and Network Appliance B.V., collectively, NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be developed for sale to NetApp. We believe that once sales under this agreement increase, which is expected to occur over the next several quarters, our revenue dependence upon Sun will be significantly reduced.
      In January 2006, we entered into a Master Purchase Agreement with Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V., collectively, Fujitsu. Under the agreement, Dot Hill and Fujitsu will jointly develop storage solutions utilizing key components and patented technologies from Dot Hill. The agreement does not contain any minimum purchase commitments by Fujitsu. The initial agreement term is five years.
      As part of our focus on indirect sales channels, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron. Our agreement with Solectron allows us to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of Solectron’s manufacturing and procurement economies of scale.
      We were formed in 1999 by the combination of Box Hill Systems Corp., or Box Hill, and Artecon, Inc., or Artecon. We reincorporated in Delaware in 2001. Our website address is http://www.dothill.com. Information contained on our website does not constitute a part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to those reports that we file with the SEC are currently available free of charge to the general public through our website. These reports are accessible on our website promptly after being filed with the SEC and are also accessible through the SEC’s website which may be found at http: //www.sec.gov. In addition, you may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
      According to International Data Corporation, or IDC, the total storage capacity of all worldwide external, disk storage systems shipped will grow by 60.3% on a compounded annual basis between 2004 and 2009, reaching 8.3 million terabytes, or TB, in 2009.
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
      Organizations have responded by implementing tailored networks, optimized for data storage functions that facilitate data access and protection.
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

Storage Area Networks
      Customers require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance. Historically, the Small Computer Systems Interface, or SCSI, was the primary method of connecting storage to servers. Subsequently, the Fibre Channel protocol was developed, which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards. IDC estimates that by 2009, worldwide storage systems hardware, software and services revenue will total $79.6 billion, with disk storage systems representing 33% of this total, or $26.3 billion.
      IDC also estimates that worldwide storage systems hardware, software and services revenue will grow at a 5.4% compound annual growth rate, or CAGR, from $61.1 billion in 2004 to $79.6 billion in 2009, and that disk storage systems will grow at a 3.1% CAGR from $22.6 billion in 2004 to $26.3 billion in 2009.

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

Reliability
      Perhaps one of the most important requirements for many customers is that their stored data is available, and that the systems upon which they are stored be reliable. For example, internet-related customers can lose significant revenue for every minute their sites are inoperable and users can not access data from the web site. Similarly, the operations of corporate customers can grind to a halt if precious data is lost or unavailable. For these reasons, a storage system’s reliability is often the critical factor in making a choice among storage systems.
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
      Our products and services are intended to provide users with the following benefits:
      • Low Total Cost of Ownership and High Return on Investment. Our products combine reliability, flexibility, scalability and manageability into one of the smallest form factors in today’s market. Our product set provides end-users with a low total cost of ownership due to our products’ extreme reliability, the simplicity of our “plug-and-play” technology, decreased service and support costs and modular system approach that allow end-users to add capacity as needed. The modular nature of our products addresses our end-users’ desire for a storage solution that does not require a large, upfront investment in a monolithic structure with unused capacity. In addition, we believe that our SANnet II storage systems are among the most space-efficient in the storage industry, maximizing our customers’ limited space and significantly reducing their costs. By extending and leveraging our customers’ installed storage system and architecture, we are able to provide solutions that offer both a lower total cost of ownership and a higher return on investment.
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

      • Reliability. We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We offer enterprise-class reliability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our SANnet II storage systems. Redundant components have the ability to be replaced while the system is online without interrupting network activity. All of our SANnet II disk array products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F certifications.
      • Open Systems, Multi-Platform Support. As an independent provider of storage products, we are well positioned to provide storage solutions on a variety of platforms and operating systems, including Linux, Unix and Windows. Our SANnet II line of systems supports multiple servers using different operating systems simultaneously. This multi-platform compatibility allows customers to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as the customer’s storage architecture changes.
      • Manageability. The ability to manage storage systems, particularly through software, is a key differentiator among storage vendors. SANscape®, our storage management software, enables customers to more easily manage and configure their storage systems and respond to their changing system requirements. In addition, SANpath®, our storage area networking software, further enhances performance and reliability.
      Following the acquisition of Chaparral in February 2004, we began integrating the technology purchased into our products. We continue to offer customers existing Chaparral products and to integrate Chaparral’s storage controller technology into new products and product lines.
Our Strategy
      Our objective is to focus on profitable growth and capture an increasing share of the open systems storage solution market.
      Focus on Profitable Growth. We have focused our business strategy in several ways to enhance our margins and increase profits.
      • Utilize indirect sales channels. We have adopted an indirect sales model to access end-user markets primarily through our OEM, SI, distributor and VAR channel partners. This allows us to benefit from our channel partners’ extensive direct and indirect distribution networks, installed customer base and greater sales, marketing and global service and support infrastructures.
      • Outsource manufacturing and service operations. We outsource substantially all of our manufacturing operations, which allow us to reduce manufacturing infrastructure, enhance working capital and improve margins. In addition, we encourage our channel partners to provide support and service directly to end-users.
      Develop and Expand OEM Relationships. In May 2002, we entered into an OEM agreement with Sun under which Sun resells our SANnet II and SANscape products to its customers under Sun’s private label. Our agreement with Sun was expanded in January and March 2004 to extend the term by three years and include additional products under the agreement. In September 2005, the agreement was extended to January 2011 and now provides for automatic renewals for additional one-year periods, unless either party notifies the other of its intent not to renew within the specified time period. In addition to Sun, we have other OEM partners, including Motorola, Inc., or Motorola, NEC Corp, or NEC, Fujitsu Siemens Computers and NetApp. We intend to continue seeking additional OEM relationships with other industry leaders to sell current and future products and expand the number of products offered to existing OEM partners to enable them to address new markets.
      Grow and Extend Technology Leadership. We view our core competencies as the research, design and engineering of modular open storage systems. We believe that focused research and development on advanced, cost effective storage technologies is critical to our ongoing success. We intend to accelerate our expenditures on technology development and integration in order to offer more complete storage solutions and enhance our existing products to benefit our channel partners’ efforts to increase sales. We introduced our SANnet II Serial Advanced Technology Attachment, or SATA, during the second quarter of 2004. We introduced products integrating the Chaparral storage controller technology in 2005.
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
Our Products
      We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers’ needs for easily scalable cost effective solutions. We currently offer storage systems in Fibre Channel, SCSI and SATA configurations. Our software offerings consist of storage management applications, which can manage any one or all of our storage system configurations, and performance enhancing software that we sell bundled with our storage systems or license separately to OEM customers.
      All of our current SANnet II products are NEBS Level 3 certified and MIL-STD-810F compliant. NEBS guidelines were originally developed by Bellcore, now Telcordia, as ultra-high reliability standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD-810F is a military standard created by the U.S. Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are important requirements for end-users.

      Our primary products include the following:

General
Product Line	Description	Availability	Capacity	Target Market	Features

Hardware
SANnet II SCSI	2 unit high, 12 to 36 drives, Ultra160 SCSI DAS storage	4Q02	146 GB to 10 TB using 300 GB SCSI drives	Entry-level and Midrange	Compact 3.5 inch high enclosures, fully redundant arrays of independent disks, or RAID, using SCSI connections, expandable storage capacity
SANnet II FC	2 unit high, 12 to 108 drives, 2 Gigabit Fibre Channel DAS and SAN storage	1Q03	146 GB to 32 TB using 300 GB FC drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
SANnet II Blade	1 unit high, drives, Ultra320 SCSI DAS	1Q04	146 GB to 1.2 TB using 300 GB SCSI drives	Entry-level	Highly rack- optimized design, connects to low-cost server SCSI ports
SANnet II SATA	2 unit high, 12 to 72 drives, 2 Gigabit Fibre Channel DAS and SAN storage	2Q04	800GB to 28 TB using 400 GB SATA drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
RIO Xtreme	5 unit high, 24 to 108 drives, 2 Gigabit Fibre Channel DAS and SAN storage	3Q04	1.75 TB to 32 TB using 300 GB FC drives	Midrange	Complete SAN solution, scalable performance and capacity without interruptions, optimized for high bandwidth applications
Software
SANpath	Storage area networking software	1Q00	N/A	Entry-level and Midrange	Load balancing, multipathing, path fail over, path fail back and LUN masking
SANscape	Storage management software	1Q00	N/A	Entry-level and Midrange	Graphical and command line consoles with diagnostics, monitoring and reporting
      SANnet II Family of Storage Solutions. We began the introduction of our SANnet II family, during the fourth quarter of 2002. SANnet II provides enterprise class functionality to the entry-level and midrange storage markets at attractive prices. Through our SANnet II family of networked storage solutions, we offer compact, rugged RAID arrays that support SAN and direct attached storage, or DAS, configurations. The SANnet II products provide excellent up-time and are tested to operate in extreme environmental conditions. In addition, our SANnet II products share a common modular architecture and unified management system that integrates our SANpath and SANscape management software.

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
      RIO Xtreme Family of Storage Solutions. We introduced our newest generation of open systems storage products, our RIO Xtreme family, during the third quarter of 2004. RIO Xtreme provides high performance to the midrange storage markets at attractive prices. Through our RIO Xtreme family of networked storage solutions, we offer compact, fast arrays that support SAN and DAS configurations.
      We acquired the controller technology used in RIO Xtreme in our acquisition of Chaparral.
      Software. We develop application software technologies and products that are complementary to our overall storage solutions. Our host-based software is delivered as two primary application suites: SANpath and SANscape. Our software supports widely used open systems platforms, including Linux, Unix and Windows.
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
      • SANscape. SANscape pis our storage management software that facilitates the monitoring, configuration and maintenance of our SANnet II storage solutions using a Java-based graphical user interface and a variety of tools. Originally released during the first quarter of 2000, SANscape also creates an optional consolidated interface for the administration of SANpath. SANscape can be used to manage various storage solutions deployed throughout an organization. Its event tools monitor the storage solutions under management and report status changes to administrators by email, pager and other means.
Sales and Marketing
      We market and distribute our products globally through our channel partners. Our channel partners consist of OEMs, SIs and VARs, which we use to cost-effectively pursue a wide range of potential end-users. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We have established a channel partner program consisting of tiers that distinguishes and rewards our channel partners for their levels of commitment and performance. We maintain a sales and marketing organization operating out of our headquarters in Carlsbad, California, with regional offices in Germany, Japan, The Netherlands, Singapore and the United Kingdom as well as several smaller localized field sales offices throughout North America. Our products are sold under the Dot Hill brand name and under the names of our OEM customers. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty. One of our customers has the right to return a percentage of product within 90 days of purchase, subject to certain terms and conditions.

OEMs
      Our primary distribution channel is through OEMs. We have several OEM relationships and are actively developing new ones. Currently OEM partners include Motorola, NEC, NetApp, Fujitsu and Sun. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. For the years ended December 31, 2003, 2004 and 2005, OEM sales represented 85.9%, 89.6% and 91.3% of our net revenue, respectively. Sales to Sun accounted for 83.4%, 86.3% and 86.2% of our net revenue for the years ended December 31, 2003, 2004 and 2005, respectively.

Indirect Channels
      Most of our non-OEM products are sold in conjunction with SIs, distributors and VARs who work closely with our sales force to sell our products to end-users. Our indirect channel partners generally resell our products under the Dot Hill brand name and share responsibility with us for marketing, sales, service and support. We believe indirect channel sales represent an attractive growth opportunity and intend to expand the scope of our indirect channel sales efforts by continuing to actively pursue additional indirect channel partners, both domestically and internationally.

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
Our Relationship with Sun
      In May 2002, we entered into a three-year OEM agreement with an annual renewal to provide our SANnet II and SANscape products for private label sales by Sun. This agreement was recently extended until January 2011 and now provides for automatic renewals for additional one-year periods, unless either party notifies the other of its intent not to renew within the specified time period. During October 2002, we began shipping to Sun the first product in our SANnet II family of systems, SANnet II SCSI, for resale to Sun’s customers. We began shipping our SANnet II FC to Sun in March 2003, our SANnet II SATA to Sun in June 2004, and our SANnet II Blade to Sun in March 2004. We are developing new products targeted for sale by Sun and expect our relationship to continue to expand. There are no minimum purchase agreements or guarantees in our agreement with Sun, and the agreement does not obligate Sun to purchase its storage solutions exclusively from us.
      As of December 31, 2005, Sun held warrants to acquire 1,394,269 shares or 3.1% of our common stock outstanding for prices ranging between $2.97 and $3.25 per share. Under the terms of the warrants, we are obligated to file a registration statement with respect to the resale of all of the shares of our common stock issuable upon exercise of the warrants.
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
      Because of our relationship with Sun, we are subject to seasonality related to Sun’s historical sales patterns. Generally, sales for the second quarter of our fiscal year reflect the positive impact attributed to Sun’s historically strong sales in the last quarter of its fiscal year. Conversely, sales for the third quarter of our fiscal year typically reflect the impact of decreased sales to Sun for the first quarter of its fiscal year.

      In July 2005, we entered into a Development and OEM Supply Agreement with Net App. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be developed for sale to NetApp. We believe that once sales under this agreement increase, which is expected to occur over the next several quarters, our revenue dependence upon Sun will be significantly reduced.
      In January 2006, we entered into a Master Purchase Agreement with Fujitsu. Under the agreement, Dot Hill and Fujitsu will jointly develop storage solutions utilizing key components and patented technologies from Dot Hill. The agreement does not contain any minimum purchase commitments by Fujitsu. The initial agreement term is five years.
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
Research and Development
      Our research and development team has been focused on developing innovative storage and networking products, storage management software for the open systems market and the integration of our recently acquired storage controller technology into Dot Hill designed storage systems. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the Unix environment, and the first NEBS Level 3 certified and MIL-STD-810F tested line of storage systems. We believe that our success depends on our ability to continuously develop products that meet changing customer needs and to anticipate and proactively respond to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines.

      Our areas of expertise include Linux, Unix and Windows driver and system software design, SAN storage resource management software design, storage system design and integration, controller and router design and technology and high-speed data interface design. We are currently focusing development efforts on our next-generation family of storage systems and on our software products. Projects include the launch of additional members of the SANnet II family of systems, improvements to our storage software offerings and next generation high-speed solutions that will take advantage of the latest transports and technologies.
      Our research and development activities are directed by individuals with significant expertise and industry experience. Our total research and development expenses were $12.0 million, $18.0 million and $23.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.
Manufacturing and Suppliers
      Since 2002, we have outsourced substantially all of the manufacturing operations for our SANnet I and SANnet II systems and RAID controllers to third party manufacturing companies. By outsourcing manufacturing we have been able to reduce expenses related to our internal manufacturing operations and focus on our research and development activities. Under our OEM agreement with Sun, Sun has the right to require that we use a third party to manufacture our products. This external manufacturer must meet Sun’s engineering, qualification and logistics requirements.
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
      As of December 31, 2005, we had been awarded a total of 14 U.S. patents, two of which were awarded in 2005. Six patents generally cover RAID controller and SAN technology, which we believe could provide us with a competitive advantage. In addition, as of December 31, 2005, we had one allowed U.S. patent, and 38 filed U.S. patent applications. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.
      In December 2005, we entered into a Patent Cross License with International Business Machines Corporation, or IBM. Pursuant to the Patent Cross License, each party acquired a nonexclusive worldwide license under certain of the other party’s patents related to information handling systems. The license term extends for the remaining life of the patents and any new patents that are granted to either party through December 31, 2008. In connection with the Patent Cross License, we paid IBM a one-time licensing fee of $2.5 million.
Competition
      The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp., or Engenio, and Xyratex Ltd., or Xyratex, We also compete with traditional suppliers of computer systems, including Dell Inc., Hewlett-Packard Company and IBM, which market storage systems as well as other computer products.
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
      We believe that we compete favorably in each of these categories. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products and maintaining high quality standards and customer satisfaction.
Employees
      As of December 31, 2005, we had 275 full-time employees, of whom 65 were engaged in sales and marketing, 106 in research and development, 55 in manufacturing, 34 in general management and administration and 15 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Executive Officers of the Registrant at December 31, 2005

Name	Age	Position	Officer Since

James L. Lambert	52	Chief Executive Officer and Vice Chairman	August 1984*
Dana W. Kammersgard	50	President	August 1984*
Preston S. Romm	52	Chief Financial Officer, Vice President, Finance, Treasurer and Secretary	November 1999

*	Note: In 1999, Artecon and Box Hill merged to form Dot Hill Systems Corp. Artecon was founded in 1984 by James Lambert and Dana Kammersgard. Both Mr. Lambert and Mr. Kammersgard were officers of Artecon from its inception until the merger, and have been officers of Dot Hill since that date. Effective March 1, 2006, Mr. Lambert retired as our Vice Chairman and Chief Executive Officer and Mr. Kammersgard was appointed as our Chief Executive Officer and President.
      All officers are elected by our board of directors and serve at the pleasure of our board of directors as provided in our bylaws.
      James L. Lambert has served as our Vice Chairman and Chief Executive Officer since August 2004. In March 2006, Mr. Lambert retired as our Vice Chairman and Chief Executive Officer. From August 2000 to August 2004 Mr. Lambert served as Director and our President, Chief Operating Officer and sole Chief Executive Officer. Since August 1999, he has also served as President, Chief Operating Officer and Co-Chief Executive Officer. A founder of Artecon, Mr. Lambert served as President, Chief Executive Officer and director of Artecon from its inception in 1984 until the merger of Box Hill and Artecon in August 1999. Mr. Lambert currently serves as a director of the Nordic Group of Companies, a group of privately held companies. He is also a member of World Presidents Organization. Mr. Lambert holds a B.S. and an M.S. in Civil and Environmental Engineering from University of Wisconsin, Madison.

      Dana W. Kammersgard has served as our President since August 2004. In March 2006, Mr. Kammersgard was appointed as our Chief Executive Officer and President. From August 1999 to August 2004, Mr. Kammersgard served as our Chief Technical Officer. Mr. Kammersgard was a founder of Artecon and served as a director from its inception in 1984 until the merger of Box Hill and Artecon in August 1999. At Artecon, Mr. Kammersgard served in various positions since 1984, including Secretary and Senior Vice President of Engineering from March 1998 until August 1999 and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to co-founding Artecon, Mr. Kammersgard was the director of software development at CALMA, a division of General Electric Company. Mr. Kammersgard holds a B.A. in Chemistry from the University of California, San Diego.
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

Item 1A.	Risk Factors
      Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Under our OEM agreements with Sun, NetApp and others, our customers are not required to make minimum purchases or purchase exclusively from us, and we cannot assure you that our relationship with these key customers will not be terminated or will generate significant sales.
      Our business is highly dependent on our relationship with Sun, and we believe will be dependent, in the future, on our relationship with NetApp, once sales to that customer begin to increase. Sales to Sun accounted for 86.3% and 86.2% of our net revenue for the years ended December 31, 2004 and 2005 respectively. Our OEM agreement with Sun had an initial term of three years and was extended in September 2005 for an additional five years through January 2011. Our OEM agreement with NetApp has a term of three years from the first commercial product shipments by NetApp, which is currently scheduled forth the second half of 2006. There are no minimum purchase requirements or guarantees in our agreement with Sun or NetApp, the agreements do not obligate those customers to purchase storage solutions exclusively from us on a continual basis and either customer may cancel purchase orders submitted under the agreement at any time. Further, either customer may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by these customers to terminate their respective contracts, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2006 from sales of our products to Sun and NetApp. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from these customers, our business and result of operations will be significantly harmed.

Any decline in Sun’s or NetApp’s sales could harm our business.
      A substantial majority of our revenues are generated by sales to Sun, and we expect a substantial majority of our future revenues to be generated by a combination of sales to Sun and NetApp. If Sun’s or NetApp’s storage-related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. Further, in June 2005, Sun acquired StorageTek, which is a fellow provider of storage systems. Additionally, Sun purchases products from Engenio. During October 2004, Engenio announced that it had broadened its OEM agreement with Sun. Under terms of the expanded agreement, Engenio will provide Sun with new modular storage technology and will co-develop future Sun storage products. While we do not currently believe that Engenio’s relationship with Sun or Sun’s acquisition of StorageTek will impact our sales or our relationship with Sun, we cannot predict with certainty the impact that these circumstances will have, if any, on our future sales to Sun.
      In addition, it is likely that NetApp’s sales of any storage products supplied to it by us will fluctuate on a quarterly or seasonal basis, which fluctuations will affect our financial results. Due to the infancy of the relationship, we can not be certain of what affect these fluctuations will have on our quarterly results, if any.

Lower than anticipated sales to NetApp could harm our business and render our expectations inaccurate, which could lead to a decrease in our stock price.
      During the third quarter of 2005, we entered into a Development and OEM Supply Agreement with NetApp pursuant to which we will design and develop general purpose disk arrays for a variety of products to be developed for sale to NetApp. We expect that sales to NetApp will increase, and have predicted that in the future, sales to NetApp will reduce our dependence upon Sun significantly and increase our revenue substantially. There are no guarantees that our relationship with NetApp will be successful, or that we will achieve the expected volume of sales to NetApp. Our agreement with NetApp does not provide for minimum purchase quantities, and allows for NetApp to terminate the contract or stop purchasing from us upon the occurrence of certain events. If our sales to NetApp fall substantially short of our predictions and, to the extent that our current stock price reflects anticipated increases in our revenue or profits based on sales to NetApp, our stock price likely will fall.

We are dependent on sales to a relatively small number of customers.
      While we intend to expand sales to channel partners, we expect to experience continued concentration in our customer base. As a result, if our relationship with any of our customers were disrupted, we would lose a significant portion of our anticipated net revenue. We cannot guarantee that our relationship with Sun, NetApp or other channel partners will expand or not otherwise be disrupted. Factors that could influence our relationship with significant channel partners, including Sun and NetApp, include:

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
      Our new, integrated systems, as well as our legacy products, may contain undetected errors or failures, which may be discovered after shipment, resulting in a loss of revenue or a loss or delay in market acceptance, which could harm our business. Even if the errors are detected before shipment, such errors could result in the halting of production, the delay of shipments, loss of goodwill, tarnishment of reputation or a substantial decrease in revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming property damages, consequential damages, personal injury or even death, which could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

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

We may experience losses in the future.
      For the years ended December 31, 2005, 2004 and 2003 we recorded net income of $26.6 million, $11.6 million and $12.1 million, respectively; however, for the years ended December 31, 2002 and 2001, we incurred net losses of $34.3 million and $43.4 million, respectively. Further, our latest forecast predicts that we will incur a loss during our first quarter of 2006, fueled, in part, by an increased investment in research and development and the implementation of a new enterprise resource planning, or ERP, software package. We cannot assure you that we will be profitable in any future period. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

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
      Our available cash, cash equivalents and short-term investments as of December 31, 2005 totaled $122.2 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next twelve months. However, unanticipated events, such as Sun’s or NetApp’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.
      Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance (in millions).

Quarter	Net Revenue	Net Income (Loss)

First Quarter 2002	$10.9	$(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5

* Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.
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
      Pricing pressures exist in the data storage market and have harmed and may, in the future, continue to harm our net revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are customarily passed on to customers by storage companies through a continuing decrease in price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price as opposed to features of products, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are unable to offset those pressures with commensurate cost reductions from our suppliers or by providing new products and features, our margins will be harmed.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which has already resulted in costly, time-consuming litigation and could result in the inability to offer certain products.
      We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath, SANscape, Stratis, Dot Hill, Dot Hill Systems and the Dot Hill logo. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.
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
      The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC, Hitachi, Engenio, and Xyratex.

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
      Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Patrick Collins, our Chief Operating Officer, and Preston Romm, our Chief Financial Officer. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. For example, James Lambert retired as our Vice Chairman and Chief Executive Officer in March 2006 and Mr. Kammersgard was appointed as our Chief Executive Officer to replace Mr. Lambert. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.
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
      As of December 31, 2005, our executive officers, directors and their affiliates beneficially owned approximately 11.2% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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
      Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of December 31, 2005 there were outstanding warrants to purchase 1,720,696 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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
      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, in late January and early February 2006, numerous complaints against us purporting to be class actions were filed in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. In addition, two complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages. We believe the allegations against us and certain of our directors and executive officers in this action are without merit and we intend to vigorously defend against these claims. Securities litigation could result in the expenditure of substantial funds, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

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

Compliance with Sarbanes-Oxley Act of 2002.
      We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in significant accounting and legal expenses. We expect to continue to incur significant expense in future periods to comply with regulations pertaining to corporate governance as described above. In addition, we are in the process of implementing an ERP system. This process is extremely complicated, time consuming and expensive, and while we believe the implementation will be successful, it may not be sufficient to address all of our accounting system management needs.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our headquarters and principal research and marketing facility currently occupies approximately 67,200 square feet in Carlsbad, California, under a lease that expires in April 2006. In addition, we lease six international offices in five countries: Germany, Japan, the Netherlands, Singapore and the United Kingdom. With the acquisition of Chaparral, we added a research and development facility that occupies approximately 26,930 square feet in Longmont, Colorado, under a lease that expires in July 2007. We also have a lease for a facility in Corona, California for 7,160 square feet. In September 2005, we entered into an agreement to lease approximately 58,500 square feet of office space in Carlsbad, California. We will use this office space as our new corporate headquarters and principal research and marketing facility. Solectron manufactures substantially all of our products. We believe that with our existing facilities and Solectron’s manufacturing capabilities, we have the capacity to meet any potential increases to our forecasted production requirements and therefore believe our facilities are adequate to meet our needs in the foreseeable future.

Item 3.	Legal Proceedings
      Crossroads Systems — On October 17, 2003, Crossroads filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.
      Chaparral Securities Class Action — In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of its former officers and directors in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal and state securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. In May 2005, the Second Amended Complaint was dismissed with leave to amend. Plaintiffs filed a Third Amended Complaint, which the Court again dismissed with leave to amend in November of 2005 as to Chaparral and certain other defendants. Plaintiffs declined to amend within the proscribed period, and final judgment was entered in February 2006.
      Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. The demurrer in that matter is due March 30, 2006. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of December 31, 2005.
      Dot Hill Securities Class Action — In late January and early February 2006, numerous complaints against us purporting to be class actions were filed in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. In addition, two complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages. We believe the allegations against us and certain of our directors and executive officers in this action are without merit and we intend to vigorously defend against these claims.
      In addition to the action discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is currently included for quotation on the Nasdaq National Market and is currently traded under the symbol “HILL”.
      The following table sets forth for the periods indicated the per share range of the high and low closing sales prices or closing bid prices, of our common stock as reported on the Nasdaq National Market.

	Low	High

Year Ended December 31, 2004
First Quarter	$10.04	$17.14
Second Quarter	7.24	11.36
Third Quarter	7.18	10.98
Fourth Quarter	6.25	8.89
Year Ended December 31, 2005
First Quarter	5.57	7.62
Second Quarter	4.64	5.90
Third Quarter	5.25	6.73
Fourth Quarter	6.46	7.40
      On March 8, 2006 the last reported sale price for our common stock on the Nasdaq National Market was $6.86 per share. As of March 8, 2006, there were 44,565,084 shares of our common stock outstanding held by approximately 8,074 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
      The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
      We derived the selected consolidated financial data presented below from our consolidated financial statements. You should read the selected consolidated financial data together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
      Statement of operations data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data as of December 31, 2004 and 2005, have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. Statement of operations data for the years ended December 31, 2001 and 2002 and balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements not included herein. All data in thousands except per share data.

	2001	2002	2003	2004(1)	2005

Statement of Operations Data:
Net revenue	$56,277	$46,936	$187,448	$239,376	$233,799
Cost of goods sold	44,818	45,444	142,550	179,875	180,196

Gross profit	11,459	1,492	44,898	59,501	53,603
Operating expenses:
Sales and marketing	23,717	22,513	14,086	16,839	19,120
Research and development	6,673	10,043	11,950	17,993	23,628
General and administrative	4,533	5,150	7,418	9,992	12,933
In-process research and development(1)	—	—	—	4,700	—
Merger and restructuring expenses(2)	4,905	1,550	—	(434)	—

Operating income (loss)	(28,369)	(37,764)	11,444	10,411	(2,078)
Other income /(expense) net	301	344	775	1,458	3,478
Income tax (expense)/benefit(3)	(15,323)	3,117	(88)	(272)	25,197

Net income (loss)	$(43,391)	$(34,303)	$12,131	$11,597	$26,597

Net income (loss) attributable to common stockholders	$(43,391)	$(34,759)	$11,990	$11,597	$26,597

Net income (loss) per share:
Basic	$(1.76)	$(1.39)	$0.35	$0.27	$0.61

Diluted	$(1.76)	$(1.39)	$0.31	$0.25	$0.58

Weighted average shares outstanding:
Basic	24,703	24,953	33,856	43,460	43,903

Diluted	24,703	24,953	38,164	46,395	45,639

	2001	2002	2003	2004	2005

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$16,457	$10,082	$191,545	$126,186	$122,234
Working capital	25,832	2,224	177,650	123,384	135,293
Total assets	46,191	32,228	218,443	246,567	267,294
Total long-term debt	330	275	247	—	—
Total stockholders’ equity	30,611	5,785	184,133	196,827	232,051

(1)	The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

(2)	See discussion of our restructuring activities in Note 5 to our 2005 consolidated financial statements.

(3)	See discussion of income taxes in Note 11 to our 2005 consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information
      Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward- looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
      Our products and services are sold worldwide to end-users primarily through our channel partners, including OEMs, SIs, and VARs. In May 2002, we entered into a three-year OEM agreement with Sun to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. We have continued to develop new products primarily for resale by Sun, such as our SANnet II FC, which began shipping to Sun in March 2003 and our SANnet II SATA product which began shipping in June 2004. We are discussing with Sun the extent and timing of additional new product shipments. In September 2005, our existing OEM partner agreement with Sun, first announced in May 2002, was extended until January 2011 and now provides for automatic renewal for additional one-year periods unless either party notifies the other of its intent not to renew within a certain period of time. We intend to continue expanding our non-OEM sales channels through SIs and VARs in order to decrease our revenue concentration with OEMs.
      In July 2005, we entered into a Development and OEM Supply Agreement with NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be developed for sale to NetApp. We believe that once sales under this agreement increase, which is expected to occur over the next several quarters, our revenue dependence upon Sun will be significantly reduced.
      In January 2006, we entered into a Master Purchase Agreement with Fujitsu. Under the agreement, Dot Hill and Fujitsu will jointly develop storage solutions utilizing key components and patented technologies from .Dot Hill. The agreement does not contain any minimum purchase commitments by Fujitsu. The initial agreement term is five years.
      As part of our focus on indirect sales channels, we have outsourced substantially all of our manufacturing operations to Solectron, a leading electronics manufacturing services company. Our agreement with Solectron allows us to reduce sales cycle times and manufacturing infrastructure, increase working capital and improve margins by taking advantage of Solectron’s manufacturing and procurement economies of scale.
      We derive revenue primarily from sales of our SANnet II family of products. In prior periods, we derived a significant portion of our revenue from sales of our legacy products and SANnet I family of products. Except for one OEM customer to whom we continue to sell our SANnet I products, we have transitioned all customers to our SANnet II products.
      We derive a portion of our revenue from services associated with the maintenance service we provide for our installed products. In May 2003, we entered into a services agreement with Anacomp to provide all maintenance, warranty and non-warranty services for our SANnet I and certain legacy products.
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
      Other income is comprised primarily of interest income earned on our cash, cash equivalents, short-term investments and other miscellaneous income and expense items. In 2004 our interest expense primarily relates to a $6.0 million note payable that we assumed in connection with our acquisition of Chaparral. During August 2004, we made a payment of approximately $7.2 million representing both principle and interest to the holder of the promissory note assumed in connection with our acquisition of Chaparral in February 2004. There are no further amounts due.
      In August 1999, we merged with Artecon and we changed our name from Box Hill Systems Corp. to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters is located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Singapore and the United Kingdom.
      On February 23, 2004, we completed the acquisition of Chaparral, a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers. The total transaction cost of approximately $67.6 million consisted of a payment of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employee covered by change in control agreements, approximately $0.8 million of direct transaction costs and approximately $0.7 million of accrued integration costs. We believe the acquisition of Chaparral has enabled us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base.
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
      The cost of maintenance contracts entered into with third parties is deferred and recognized as expense over the contract term. The balance of deferred costs for maintenance contracts is included in prepaid expenses, other current assets and other long-term assets.

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

Valuation of Goodwill
      We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
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

Deferred Income Taxes
      We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent we believe a portion will be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.
      Due to our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill Systems Corp. immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
      As a result of our acquisition of Chaparral, a second ownership change, within the meaning of Internal Revenue Code Section 382, occurred on February 23, 2004. As a result, annual use of the acquired

Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
      At December 31, 2005, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that a portion of our U.S. deferred tax assets would be realized and, at December 31, 2005, eliminated $47.1 million of valuation allowance associated with our U.S. deferred tax assets. The elimination of valuation allowance resulted in a $16.4 million decrease to goodwill to the extent of our acquired net deferred tax assets, a $5.4 million increase to equity for net operating losses arising from stock option deductions, with the remaining $25.3 million recognized as a one-time non-cash increase in earnings for the year ended December 31, 2005. As a result of our elimination of valuation allowance associated with U.S. deferred tax assets, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.

Stock-Based Compensation
      Through December 31, 2005, we accounted for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, we did not record any expenses as the exercise price of stock options granted equalled the fair market value of our stock at the date of grant.
      On December 1, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $6.74 per share that were previously awarded under the Company’s equity compensation plans to its employees. These options were accelerated to avoid recording future compensation expense with respect to such options following adoption of SFAS No. 123(R) as discussed below. The Company’s management believes that because such options had exercise prices in excess of the current market value of the Company’s stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 1, 2005. Options to purchase 0.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $11.71. Due to this acceleration, an additional $2.8 million is included in the pro forma stock-based compensation expense for the year ended December 31, 2005.
      Commencing January 1, 2006, we will adopt SFAS No. 123(R), Stock-Based Compensation, which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award at the date of grant. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R). See the “Recent Accounting Pronouncements” section below for further information.

Contingencies
      We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 17 to our Consolidated Financial Statements for further information regarding contingencies.

Results of Operations
      The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31

	2003	2004	2005

Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	76.0	75.1	77.1

Gross profit	24.0	24.9	22.9

Operating expenses:
Sales and marketing	7.5	7.0	8.2
Research and development	6.4	7.5	10.1
General and administrative	4.0	4.2	5.5
In process research and development	—	2.0	—
Restructuring expenses	—	(0.2)	—

Operating income (loss)	6.1	4.4	(0.9)
Other income, net	0.4	0.6	1.5
Income tax expense (benefit)	—	0.1	(10.8)

Net income	6.5%	4.8%	11.4%

(percentages may not aggregate due to rounding)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenue
      Net revenue decreased $5.6 million, or 2.3%, to $233.8 million for the year ended December 31, 2005 compared to $239.4 million for the year ended December 31, 2004. The decrease in net revenue was primarily attributable to a decrease in revenue from our channel partner, Sun, as a result of a change in product mix. Our sales to Sun accounted for 86.2% or $201.5 million of our net revenue for the year ended December 31, 2005 compared to 86.3% or $206.6 million for the year ended December 31, 2004. Total Fibre Channel units shipped were 10,343 for the year ended December 31, 2005 compared to 10,994 fibre channel units shipped for the year ended December 31, 2004. 13,563 SCSI units were shipped during the year ended December 31, 2005 compared to 14,200 SCSI units for the year ended December 31, 2004. 5,325 Blade units were shipped during the year ended December 31, 2005 compared to 2,202 Blade units shipped for the year ended December 31, 2004. 2,780 SATA units were shipped during the year ended December 31, 2005 compared to 1,403 SATA units shipped for the year ended December 31, 2004. In March 2004, we announced that our existing OEM partner agreement with Sun was expanded to include new advanced technology storage products to be designed and engineered by us to Sun’s specifications. Our SATA product began shipping in the second quarter of 2004 while our Blade product began shipping in the first quarter of 2004. We recorded revenue of approximately $35.7 million and $15.7 million related to SATA and Blade products during the years ended December 31, 2005 and 2004, respectively. Non-Sun revenue was $32.3 million for the year ended December 31, 2005 compared to $32.8 million for the year ended December 31, 2004.

Cost of Goods Sold
      Cost of goods sold increased $0.3 million, or 0.2%, to $180.2 million for the year ended December 31, 2005 compared to $179.9 million for the year ended December 31, 2004. As a percentage of net revenue, cost of goods sold increased to 77.1% for the year ended December 31, 2005 from 75.1% for the year ended December 31, 2004. The increase in the dollar amount of cost of goods sold was primarily attributable to greater volume of product sales during the year ended December 31, 2005 compared to the year ended December 31, 2004.
      The increase in cost of goods sold, as a percentage of our net revenue was primarily attributable to an increase of salaries from an increase in staffing, an increase of depreciation expense resulting from increased equipment purchases related to ramp up activities at an Asian location of our contract manufacturer, the disposal of certain production related fixed assets and the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives.

Gross Profit
      Gross profit decreased $5.9 million, or 9.9%, to $53.6 million for the year ended December 31, 2005 compared to $59.5 million for the year ended December 31, 2004. As a percentage of net revenue, gross profit decreased to 22.9% for the year ended December 31, 2005 from 24.9% for the year ended December 31, 2004. The decrease in the dollar amount of gross profit is attributable to increased spending related to the items discussed above.
      The decrease in gross profit as a percentage of our net revenue for year ended December 31, 2005 when compared to the year ended December 31, 2004 can be attributed, in part, to continued pricing pressures on our mature products, to changes in customer and product mix, to lower than anticipated sales volume and the failure to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives. Our gross profit margin was also negatively impacted for the year ended December 31, 2005 by sales of our SATA product that presently have a significantly lower gross profit margin than either our Fibre Channel or SCSI products. Gross profit margin was also negatively impacted by a full twelve months of amortization of finite lived intangible assets acquired in the Chaparral transaction for the year ended December 31, 2005 as compared to 10 months of amortization for the year ended December 31, 2004. Amortization of finite lived intangible assets acquired in the Chaparral transaction was $2.2 million for the year ended December 31, 2005 compared to $1.9 million for the year ended December 31, 2004. The year of 2004 reflects only ten months of amortization due as a result of the Chaparral acquisition in late February 2004.

Sales and Marketing Expenses
      Sales and marketing expenses increased $2.3 million, or 13.7%, to $19.1 million for the year ended December 31, 2005 compared to $16.8 million for the year ended December 31, 2004. As a percentage of net revenue, sales and marketing expenses increased to 8.2% for the year ended December 31, 2005 from 7.0% for the year ended December 31, 2004. The increase in sales and marketing expenses is partially attributable to a full year of salaries and related expenses for those employees added in connection with our acquisition of Chaparral in late February 2004 compared to ten months for the year ended December 31, 2004. We also incurred additional advertising and other related marketing expenses of $1.0 million related to additional sales activities incurred by our European subsidiary as we continue to pursue an increased market share in Europe and our continue in our effort to grow our non-OEM commercial sales. We expect sales and marketing expenses for the year ending December 31, 2006 will exceed spending levels incurred during 2005 due to our continued efforts to increase our market share and expand both our non-OEM commercial sales and channel partners.

Research and Development Expenses
      Research and development expenses increased $5.6 million, or 31.1%, to $23.6 million for the year ended December 31, 2005 from $18.0 million for the year ended December 31, 2004. As a percentage of net revenue, research and development expenses increased to 10.1% for the year ended December 31, 2005 from 7.5% for the year ended December 31, 2004. The increase in research and development expenses is partially attributable to an increase in salaries, facility related expenses and all other expenses associated with our acquisition of Chaparral in late February 2004. Additionally, costs associated with the research and development of new product offerings increased by $3.9 million and was partially offset by a reduction in costs of $1.1 million related to our SATA product which was released for sale early in the second quarter of 2004.

We also incurred additional expenses of $0.9 million related to test equipment and a loss on the disposal of fixed assets. We expect research and development expenses for the year ending December 31, 2006 will exceed spending levels incurred during 2005 due to activities related to future product offerings.

General and Administrative Expenses
      General and administrative expenses increased $2.9 million, or 29.0%, to $12.9 million for the year ended December 31, 2005 compared to $10.0 million for the year ended December 31, 2004. As a percentage of net revenue, general and administrative expenses were 5.5% for the year ended December 31, 2005 compared to 4.2% for the year ended December 31, 2004. The increase is partially attributable to an increase in bad debt expense of $0.6 million which relates to our subsidiaries in Europe, an increase of $0.4 million related to the cost of compliance with the Sarbanes-Oxley Act of 2002, an increase of $0.4 million related to contract labor, and an increase of $0.2 million in legal fees. Additionally, the year ended December 31, 2005 included a full year of compensation paid to our president, formerly our chief technology officer, that had been classified as research and development expense for the first nine months of the year ended December 31, 2004. We also incurred expenses of $0.3 million related to severance and retirement expenses in our subsidiary in Japan and $0.3 million related to the implementation of a new ERP software package which became operational in January 2006. We expect general and administrative expenses for the year ending December 31, 2006 will exceed spending levels incurred during 2005 due to additional planned employees and post implementation expenses related to our new ERP software package.

Restructuring expenses
      In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office, which eliminated our related rent exposure. Accordingly, during the year ended December 31, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2005.

In-Process Research and Development Charges
      Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the year ended December 31, 2004 we recorded an IPR&D charge of $4.7 million, in connection with the acquisition of Chaparral. There were no similar charges for the year ended December 31, 2005.

Other Income
      Other income increased by $2.0 million, or 133.3% to $3.5 million for the year ended December 31, 2005 from $1.5 million for the year ended December 31, 2004. The increase was primarily attributable to an increase in interest income of $1.6 million due to rising interest rates and a decrease in interest expense of approximately $0.3 million as a result of the payoff in August 2004 of a $6 million note payable that was assumed in connection with the acquisition of Chaparral and the repayment and termination of our Japanese credit facilities in the fourth quarter of 2004.

Income Taxes
      We recognized an income tax benefit of $25.2 million for the year ended December 31, 2005. The benefit was comprised of $25.3 million attributed to a one-time non-cash elimination of valuation allowances associated with our US deferred tax assets offset by a $0.1 million expense related to earnings for the year ended December 31, 2005. The income tax expense for the year ended December 31, 2005 was attributed to federal and state minimum tax liabilities as well as local and foreign taxes.
      We recognized an income tax expense of $0.3 million for the year ended December 31, 2004. The income tax expense for the year ended December 31, 2004 was attributed to federal and state minimum tax liabilities as well as local and foreign taxes.
      As of December 31, 2005, we reversed a valuation allowance on its U.S. deferred tax assets totaling $47.1 million. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $5.4 million, a reduction of goodwill in the amount of $16.4 million, and a net income tax benefit of $25.3 million. This reversal is the result of our recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, we could be required to record additional reserves against deferred tax assets in future periods.
      As of December 31, 2005, a valuation allowance of $3.6 million has been provided for the foreign deferred tax assets based upon our assessment of the future realizability of certain foreign deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.
      As of December 31, 2005, we have federal and state net operating losses of approximately $113.1 million and $49.0 million, which begin to expire in the tax years ending 2009 and 2006, respectively. In addition, we have federal tax credit carryforwards of $2.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.4 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards of $3.1 million, of which $2.9 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006.
      As a result of our equity transactions, an ownership change, within the meaning of Internal Revenue Code Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382 (f) of the Internal Revenue Code) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
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

Other Income
      Other income increased by $0.7 million, or 87.5%, to $1.5 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003. The increase is primarily attributable to an increase in interest income. Although we had significantly more cash at December 31, 2003 compared to December 31, 2004, the proceeds from our secondary offering of our common stock were received in late September 2003. Such proceeds therefore did not earn significant interest income during the year ended December 31, 2003. The increase in interest income was partially off-set by approximately $0.3 million in interest expense primarily related to the a $6 million note payable assumed in connection with our acquisition of Chaparral in February 2004. The note payable and all related accrued interest was paid off in August 2004. There were no amounts outstanding related to $6 million note payable at December 31, 2004.

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
      As of December 31, 2004, a valuation allowance of $50.9 million was provided based upon our assessment of the future realizability of our deferred income tax assets, as it was considered more likely than not that sufficient taxable income would not be generated to realize these temporary differences.
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
      As a result of the Company’s equity transactions, an ownership change, within the meaning of Internal Revenue Code Section 382, occurred on September 18, 2003. As a result, annual use of the Company’s federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382 (f) of the Internal Revenue Code) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
      We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.
Liquidity and Capital Resources
      As of December 31, 2005, we had $122.2 million of cash, cash equivalents and short-term investments and working capital of $135.3 million.
      For the year ended December 31, 2005, cash provided by operating activities was $0.7 million compared to cash provided by operating activities of $11.3 million for the year ended December 31, 2004. The net cash provided by operating activities is primarily attributable to net income of $26.6 million increased by the add back of depreciation and amortization of $7.5 million and $0.9 million loss on disposition of property and equipment, offset by a non-cash benefit of $25.3 million related to the reversal of valuation allowances previously established for U.S. deferred income tax assets. Cash flow from operations reflects the negative impact of approximately $14.4 million related to the management of certain payments to vendors and a $1.6 million increase in prepaid and other current assets, due primarily to a $1.0 million increase in vendor rebate receivables and $0.5 million increase in receivables related to tenant improvement allowances. Cash provided from operations was positively impacted by the decrease in accounts receivable of approximately $6.4 million, due to decreased revenue in 2005 and a $0.8 million decrease in inventory due to our efforts to better manage our materials portion of our business.
      Cash provided by investing activities for the year ended December 31, 2005 was $38.1 million compared to cash used in investing activities of $43.4 million for the year ended December 31, 2004. The cash provided during 2005 is primarily attributable to proceeds of $71.9 million received from the sales of short-term investments offset by purchases of $26.5 million in short-term investments. We made capital expenditures of $4.7 million during the year ended December 31, 2005 primarily associated with our new ERP software package and leasehold improvements to our new corporate headquarters. Additionally, we also purchased a patent license portfolio for $2.5 million. We expect to make capital expenditures of approximately $9 to $11 million in 2006.
      Cash provided by financing activities for the year ended December 31, 2005 was $2.8 million compared to cash used in financing activities of $6.1 million for the year ended December 31, 2004. During the year ended December 31, 2005, we received $1.0 million in proceeds from the exercise of stock options under our 2000 Stock Incentive Plan, $0.8 million in proceeds from the exercise of warrants, and $1.0 million in proceeds from the sale of stock under our 2000 Employee Stock Purchase Plan.
      Effective July 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2005, there was no balance outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million.
      Our Japanese subsidiary previously had two lines of credit with Tokyo Mitsubishi Bank and one line of credit with National Life Finance Corporation in Japan secured by its inventories. As of November 2004, all of the lines of credit relating to our Japanese subsidiary described above were repaid and closed. We intend to fund our Japanese operations from cash on hand and working capital.
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
      The following table summarizes our contractual obligations as of December 31, 2005 (in thousands).

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$8,541	$1,477	$2,462	$2,100	$2,502
      At December 31, 2005, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
Recent Accounting Pronouncements
      As of December 31, 2005, we account for stock-based compensation awards using the intrinsic value measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we record no compensation expense for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), and in March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB No. 107, relating to the adoption of SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant.
      We will adopt SFAS 123(R) effective January 1, 2006, using the Modified Prospective Application Method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS 123 as adjusted for estimated forfeitures.
      We expect that the adoption of SFAS No. 123(R) will impact our financial results in the future, as it is expected to significantly reduce our net income as we have not had significant stock-based compensation expense in the recent past. As of December 31, 2005, we had unamortized stock-based compensation expense of $4.8 million, of which, $1.8 million is expected to be expensed in 2006. However, this amount does not reflect the expense associated with equity awards that are expected to be granted to employees in 2006. Management is currently reviewing its alternatives for granting equity based awards and, while we expect to continue granting equity based awards to our employees, the type and amount of award is still under consideration. Accordingly, the overall effect of adopting this new standard on the financial results for 2006 has not yet been quantified.
      The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are disclosed elsewhere in this filing. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method chosen for adopting SFAS No. 123(R).
      On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs, and Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have material impact on our results of operations or financial condition.
      In March 2005, the FASB issued interpretation number 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB SFAS No. 143, Accounting for Asset Retirement Obligation — which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of asset retirement obligation. There was no effect of adoption of the statement on our results of operations or financial condition.
      In May 2005, the FASB issued SAFS No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In June 2005, the FASB issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1, which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive, which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact on its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law. The effect of applying FSP 143-1 in the remaining countries in future periods is not expected to have a material effect on our results of operations or financial condition.
      In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP No. 115-1. FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for periods beginning in 2006. We do not believe adoption of FSP No. 115-1 will have a material effect on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk
      Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, U.S. Government/ Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We currently do not hedge against interest rate exposure. Due to the short duration of our investment portfolio, a hypothetical, reasonably possible, near-term change of 100 basis points in interest rates along the entire interest rate yield curve would not materially impact the fair values of our interest-sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.
      The following table provides information about our investment portfolio at December 31, 2004 and 2005. For investment securities, the table presents related weighted average interest rates by expected maturity dates and carrying values (in thousands) at December 31.

	2004	2005

Cash equivalents	$43,438	$99,899
Average interest rate	2.3%	4.3%
Short-term investments	$58,690	$13,431
Average interest rate	2.2%	3.2%
Total portfolio	$102,128	$113,330
Average interest rate	2.2%	4.2%
      We have a line of credit agreement, which accrues interest at a variable rate. As of December 31, 2005, we had no balance under this line. If we incur a balance under this line, we will be exposed to interest rate risk on such debt.

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
      Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of such period, our disclosure controls and procedures are adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

      During the three months ended December 31, 2005, we improved our internal controls related to accounting and financial reporting, fixed assets and inventory. Specifically, we hired two certified public accountants with relevant experience to lead the finance department and communicated to accounting personnel formal policies and procedures. Our fixed asset internal control improvements during the fourth quarter consisted of a physical observation of substantially all of our fixed assets, improvements in our policies and procedures surrounding asset identification, asset tracking, and the procurement of fixed assets. Improvements in inventory internal controls were attributed to the hiring of a cost accountant with relevant experience and improvements in policies and procedures related to inventory costing, valuation and recording.
Dot Hill Systems Corp.’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. A control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2005. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included herein.
      In order to address the material weaknesses previously identified by management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, management completed the following corrective measures which it believes have remediated the material weaknesses.
      In 2004, a material weakness was identified related to entity-level controls resulting from (i) an inadequate number of accounting and finance personnel with sufficient technical expertise in the area of U.S. GAAP and financial reporting at both our corporate headquarters and foreign subsidiaries, (ii) failure to document with sufficient support the prior application of our accounting policies, practices and procedures, and (iii) lack of effective deterrent controls and detective controls to properly apply U.S. GAAP to our financial reporting process. We have strengthened our accounting and financial reporting function by adding two certified public accountants with recent relevant experience, one of which is a senior management position. At our subsidiaries, we have hired a senior finance director for our subsidiary in Japan and added additional accounting resources to our subsidiary in the Netherlands. We have also hired additional staff in various areas of the company including, but not limited to, general accounting, order entry and materials management. The addition of these individuals has allowed us to perform and review the necessary internal control activities pertaining to our financial close and reporting process on a timely basis. Additionally, accounting policies and procedures were formally documented and communicated.
      In 2004, a material weakness was identified related to internal controls over fixed assets resulting from (i) inadequate documentation within our fixed asset accounting system to assist in the identification and location of certain fixed assets, (ii) failure to apply identification tags to fixed assets located outside of our corporate headquarters and, (iii) failure to document with sufficient support the prior application of our accounting policies, practices and procedures pertaining to the classification of certain expenditures as fixed assets. We have improved our controls over the processing of fixed assets. Such improvements consist of revised documentation and additional review of the authorization and accounting treatment related to the acquisition of fixed assets. We have also improved our ability to better identify and track our fixed assets by implementing controls over self constructed assets and we have assigned asset identification tags to all of our assets located outside of our corporate headquarters. Additionally, we performed a physical count of substantially all of our fixed assets during the second half of 2005.
      In 2004, a material weakness was identified related to internal controls over inventory resulting from inadequate understanding and documentation of a reconciling item between our general ledger and perpetual inventory listing, the use of our general ledger to process customer support transactions that should not impact our financial statements and limitations present in our historical enterprise resource planning software requiring a significant number of manual processing steps. Improvements in inventory internal controls were attributed to the hiring of a cost accountant with relevant experience and improvements in policies and procedures related to inventory costing, valuation and recording.
Item 9B. Other Information
      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dot Hill Systems Corp.
      We have audited management’s assessment, included in the accompanying Dot Hill Systems Corp. Report on Internal Control Over Financial Reporting, that Dot Hill Systems Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.
DELOITTE & TOUCHE LLP
San Diego, California
March 15, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant at December 31, 2005.”
      The company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors and employees. A copy of our code of business conduct and ethics is available on our web site at www.dothill.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our web site. A paper copy of our code of business conduct and ethics may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting under the heading “Compensation of Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting is incorporated herein by this reference.
      The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2005.

	Number of Securities to	Weighted Average
	be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options	Remaining Available
Stock Plan	Options and Rights	and Rights	for Future Issuance

2000 Equity Incentive Plan(1)	4,505,894	$6.47	980,262
Employee Stock Purchase Plan(2)	Not Applicable	Not Applicable	1,900,608
2000 Non-Employee Directors’ Stock Option Plan	324,917	$7.24	102,499

Total	4,830,811	$6.52	2,983,369

(1)	The 2000 Amended and Restated Equity Incentive Plan provides for an annual increase to the share reserve, to be added on the date of each annual stockholder’s meeting, equal to the lesser of (i) 1 million shares; (ii) 2% of our outstanding shares on such date, calculated on a fully diluted basis and assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants; or (iii) an amount to be determined by our board of directors.

(2)	The Employee Stock Purchase Plan provides for an annual increase to the share reserve, to be added on the date of each annual stockholders’ meeting, equal to the lesser of: (i) 100,000 shares; or (ii) an amount to be determined by our board of directors.
      All of our equity compensation plans have been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting under the heading “Certain Transactions.”

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting under the heading “Ratification of Selection of Independent Auditors.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:
      (1) Financial statements:
      The consolidated balance sheets as of December 31, 2004 and 2005, and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2003, 2004 and 2005, together with notes thereto.
      (2) Financial statement schedules required to be filed by Item 8 and Item 15(b) of this Form:
      Schedule II — Valuation and Qualifying Accounts.
      All other schedules have been omitted from this annual report because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.
      (3) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders’ Representative.(1)
3.1	Certificate of Incorporation of Dot Hill Systems Corp.(2)
3.2	By-laws of Dot Hill Systems Corp.(2)
4.1	Certificate of Incorporation Dot Hill Systems Corp.(2)
4.2	By-laws of Dot Hill Systems Corp.(2)
4.3	Form of Common Stock Certificate.(3)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(4)
4.5	Form of Rights Certificate.(4)
4.6	Warrant to Purchase Shares of Common Stock dated May 24, 2002.(5)
4.7	Common Stock Warrant dated December 19, 2002.(5)
4.8	Warrant to Purchase Shares of Common Stock dated February 14, 2003.(5)
4.9	Common Stock Warrant dated March 14, 2003.(5)
10.1	Product Purchase Agreement between Dot Hill Systems Corp. and Sun Microsystems, Inc. dated May 24, 2002.(6)
10.2	Product Supplement/ Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)

Exhibit
Number	Description

10.3	Product Supplement/ Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.4	Product Supplement/ Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)
10.5	Second Amendment to Product Purchase Agreement, dated as of January 26, 2004 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(15)
10.6	Third Amendment to Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(15)
10.7	Product Supplement/ Award Letter (SATA) by and between Sun Microsystems, Inc. and Dot Hill Systems Corp. dated as of March 22, 2004.(15)
10.8	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(4)
10.9	Employment letter agreement dated August 2, 1999 between Dot Hill Systems Corp. and James L. Lambert.(7)†
10.10	Employment letter agreement dated August 2, 1999 between Dot Hill Systems Corp. and Dana W Kammersgard.(7)†
10.11	Employment offer letter dated November 12, 1999 between Dot Hill Systems Corp. and Preston Romm.(7)†
10.12	Lease for Dot Hill Systems Corp.’s headquarters in Carlsbad, California dated June 9, 1993.(5)
10.13	2000 Amended and Restated Equity Incentive Plan.(8)†
10.14	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.15	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.16	2000 Amended and Restated Employee Stock Purchase Plan.(9)†
10.17	2000 Non-Employee Directors Stock Option Plan.(10)†
10.18	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors’ Stock Option Plan.(10)†
10.19	Credit Agreement dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)
10.20	Revolving Line of Credit Note dated July 1, 2004 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.(11)
10.21	Security Agreement and Addendum dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)
10.22	Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated May 20, 2002.(12)
10.23	OEM Agreement between Dot Hill Systems Corp. and Infortrend Technology, Inc. dated May 20, 2002.(12)
10.24	2005 Executive Compensation Plan for James L. Lambert effective January 1, 2005.(13)†
10.25	2005 Executive Compensation Plan for Dana Kammersgard effective January 1, 2005.(13)†
10.26	2005 Executive Compensation Plan for Preston Romm effective January 1, 2005.(13)†
10.27	Change of Control Agreement dated August 23, 2001 between Dot Hill Systems Corp. and James L. Lambert.(14)†
10.28	Change of Control Agreement dated August 23, 2001 between Dot Hill Systems Corp. and Dana Kammersgard.(14)†

Exhibit
Number	Description

10.29	Change of Control Agreement dated August 23, 2001 between Dot Hill Systems Corp. and Preston Romm.(14)†
10.30	Securities Purchase Agreement dated March 11, 2003 between Dot Hill Systems Corp. and each of the purchasers listed on the signature pages thereto.(5)
10.31	Registration Rights Agreement dated March 11, 2003 between Dot Hill Systems Corp. and each of the purchasers listed on the signature pages thereto.(5)
10.32	Registration Rights Agreement dated March 4, 2003 between Dot Hill Systems Corp. and each of the individuals listed on the signature pages thereto.(5)
10.33	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(16)
10.34	Description of Amended and Restated Policy for Director Compensation.(17)
10.35	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(18)
10.36	Fourth Amendment to Product Purchase Agreement dated September 26, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(19)
10.37	Product Supplement/ Award Letter dated September 27, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(19)
10.38	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(19)
10.39	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(19)
10.40	Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc. and Network Appliance B.V.(19)
10.41	Product Supplement/ Award Letter dated October 20, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.*
10.42	Description of Accelerated Vesting of Options.(20)
10.43	Form of Indemnity Agreement.(21)
10.44	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.*
10.45	Offer letter agreement dated February 22, 2006 between Dot Hill Systems Corp. and Patrick Collins.(22)
10.46	Consulting letter agreement effective March 1, 2006 and dated March 2, 2006 between Dot Hill Systems Corp. and James L. Lambert.(23)
10.47	Description of 2006 Executive Compensation Plan.(23)
21.1	Subsidiaries of Dot Hill Systems Corp.(5)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(b).
* Confidential treatment has been requested from the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference

(10)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 9, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(17)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(20)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on December 7, 2005.

(21)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2006 and incorporated herein by reference.

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 8, 2006 and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dot Hill Systems Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP.
(Registrant)

By:	/s/ Dana W. Kammersgard

Dana W. Kammersgard
Chief Executive Officer and President

Date: March 16, 2006
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dana W. Kammersgard and Preston Romm, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of Dot Hill Systems, Corp and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dana W. Kammersgard Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2006

/s/ Preston Romm Preston Romm	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Charles Christ Charles Christ	Chairman of the Board of Directors	March 16, 2006

/s/ Kimberly Alexy Kimberly Alexy	Director	March 16, 2006

/s/ Joseph D. Markee Joseph D. Markee	Director	March 16, 2006

/s/ W.R. Sauey W.R. Sauey	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dot Hill Systems Corp.
      We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Items 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 15, 2006

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2005
(In thousands, except per share amounts)

	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$67,496	$108,803
Short-term investments	58,690	13,431
Accounts receivable, net of allowance of $491 and $294	40,788	34,312
Inventories	3,671	2,804
Prepaid expenses and other	2,273	4,539
Deferred tax assets	—	5,762

Total current assets	172,918	169,651
Property and equipment, net	7,859	7,891
Goodwill	57,111	40,725
Other intangible assets, net	7,712	7,414
Deferred tax assets	—	41,379
Other Assets	967	234

Total assets	$246,567	$267,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,512	$25,732
Accrued compensation	3,338	3,561
Accrued expenses	3,309	3,633
Deferred revenue	779	1,327
Income taxes payable	532	60
Other liabilities	923	—
Current portion of restructuring accrual	141	45

Total current liabilities	49,534	34,358
Restructuring accrual, net of current portion	37	—
Other long-term liabilities	169	885

Total liabilities	49,740	35,243

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2004 and December 31, 2005, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 43,656 and 44,417 shares issued and outstanding at December 31, 2004 and December 31, 2005, respectively	44	44
Additional paid-in capital	277,102	285,377
Deferred compensation	(8)	—
Accumulated other comprehensive loss	(462)	(118)
Accumulated deficit	(79,849)	(53,252)

Total stockholders’ equity	196,827	232,051

Total liabilities and stockholders’ equity	$246,567	$267,294

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(In thousands, except per share amounts)

	2003	2004	2005

NET REVENUE	$187,448	$239,376	$233,799
COST OF GOODS SOLD	142,550	179,875	180,196

GROSS PROFIT	44,898	59,501	53,603

OPERATING EXPENSES:
Sales and marketing	14,086	16,839	19,120
Research and development	11,950	17,993	23,628
General and administrative	7,418	9,992	12,933
In process research and development	—	4,700	—
Restructuring expenses	—	(434)	—

Total operating expenses	33,454	49,090	55,681

OPERATING INCOME (LOSS)	11,444	10,411	(2,078)

OTHER INCOME (EXPENSE):
Interest income	716	1,766	3,394
Interest expense	(105)	(341)	—
Other income, net	164	33	84

Total other income, net	775	1,458	3,478

INCOME BEFORE INCOME TAXES	$12,219	$11,869	$1,400
INCOME TAX EXPENSE (BENEFIT)	88	272	(25,197)

NET INCOME	$12,131	$11,597	$26,597

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income	$12,131	$11,597	$26,597
Dividends on preferred stock	(141)	—	—

Net income attributable to common stockholders	$11,990	$11,597	$26,597

NET INCOME PER SHARE:
Basic	$0.35	$0.27	$0.61

Diluted	$0.31	$0.25	$0.58

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME PER SHARE:
Basic	33,856	43,460	43,903

Diluted	38,164	46,395	45,639

COMPREHENSIVE INCOME:
Net income	$12,131	$11,597	$26,597
Foreign currency translation adjustments	30	(45)	255
Net unrealized gain (loss) on short-term investments	25	(154)	89

Comprehensive income	$12,186	$11,398	$26,941

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(In thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
					Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity

Balance, January 1, 2003	6	$—	25,172	$25	$109,562	$(48)	$(318)	$(103,436)	$5,785
Conversion of preferred stock to common stock	(6)	—	1,846	2	(2)				—
Issuance of common stock and stock warrant, net of issuance costs			14,654	15	161,268				161,283
Amortization of deferred compensation						20			20
Dividends on preferred stock								(141)	(141)
Exercise of stock options and warrants			1,111	1	4,240				4,241
Sale of common stock under employee stock purchase plan			524		759				759
Foreign currency translation adjustment							30		30
Net unrealized gain on short- term investments							25		25
Net income								12,131	12,131

Balance, December 31, 2003	—	—	43,307	43	275,827	(28)	(263)	(91,446)	184,133
Amortization of deferred compensation						20			20
Exercise of stock options and warrants			349	1	1,275				1,276
Foreign currency translation adjustment							(45)		(45)
Net unrealized loss on short- term investments							(154)		(154)
Net income								11,597	11,597

Balance, December 31, 2004	—	—	43,656	44	277,102	(8)	(462)	(79,849)	196,827
Amortization of deferred compensation						8			8
Exercise of stock options and warrants			561		1,780				1,780
Sale of common stock under ESPP			200		1,040				1,040
Tax benefit for disqualifying dispositions of stock options					5,455				5,455
Foreign currency translation adjustment							255		255
Net unrealized gain on short- term investments							89		89
Net income								26,597	26,597

Balance, December 31, 2005	—	$—	44,417	$44	$285,377	$—	$(118)	$(53,252)	$232,051

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(In thousands)

	2003	2004	2005

Cash Flows Related to Operating Activities:
Net income	$12,131	$11,597	$26,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,045	5,657	7,504
Write-off of in-process research and development	—	4,700	—
Non-cash settlement of restructuring charges	—	(434)	—
Loss on disposal of property and equipment	42	—	892
Provision for doubtful accounts	(284)	176	(560)
Deferred taxes, including reversal of valuation allowance	—	—	(25,300)
Other	76	8	(67)
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(7,970)	(24,637)	6,422
Inventories	3,801	442	785
Prepaid expenses and other assets	(940)	277	(1,598)
Accounts payable	10,087	14,653	(14,398)
Accrued compensation and other expenses	3,159	25	(231)
Deferred revenue	(82)	(527)	680
Income taxes payable	(15)	(473)	(470)
Restructuring accrual	(662)	(312)	(133)
Other liabilities	(24)	107	600

Net cash provided by operating activities	21,364	11,259	723

Cash Flows Related to Investing Activities:
Purchases of property and equipment	(3,460)	(4,949)	(4,733)
Proceeds from sales of equipment	14	38	—
Sales of short-term investments	5,356	111,933	71,852
Purchases of short-term investments	(91,069)	(85,083)	(26,500)
Cash paid in Chaparral acquisition, net of cash acquired	—	(65,383)	—
Purchase of patent license portfolio	—	—	(2,500)

Net cash provided by (used in) investing activities	(89,159)	(43,444)	38,119

Cash Flows Related to Financing Activities:
Proceeds from exercise of stock options and warrants	4,241	1,276	1,781
Proceeds from sale of stock to employees	759	—	1,040
Proceeds from bank and other borrowings	45,189	13,662	—
Payments on bank and other borrowings	(49,769)	(21,075)	—
Decrease in restricted cash	2,000	—	—
Proceeds from common stock and warrants, net of issuance costs	161,283	—	—
Dividends paid to preferred stockholders	(157)	—	—

Net cash provided (by used) in financing activities	163,546	(6,137)	2,821

Effect of Exchange Rate Changes on Cash	30	(45)	(356)

Net Increase (Decrease) in Cash and Cash Equivalents	95,781	(38,367)	41,307
Cash and Cash Equivalents, beginning of year	10,082	105,863	67,496

Cash and Cash Equivalents, end of year	$105,863	$67,496	$108,803

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$—	$—	$885
Deferred tax asset for stock-based compensation credited to equity	$—	$—	$5,455
Reduction of goodwill resulting from the recognition of deferred tax assets	$—	$—	$16,386
Conversion of preferred stock to common stock	$2	$—	$—
Cash paid for interest	$91	$1,213	$—
Cash paid for income taxes	$99	$724	$499
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 and 2005

1.	Background and Summary of Significant Accounting Policies

Background
      Dot Hill Systems Corp. and subsidiaries (“we,” “our” or “us”) is a provider of enterprise storage for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture.
      Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales toward indirect sales through channel partners. These channel partners either incorporate our products into their own, private-label products or sell our products off the shelf. During 2002, we began outsourcing the manufacturing of our next-generation family of disk systems — SANnet II. Our headquarters is located in Carlsbad, California and we also we also have sales offices in the United States, Germany, Japan, the Netherlands, Singapore and the United Kingdom.

Basis of Presentation
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Short-term Investments
      We account for investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our short-term investments have been categorized as available for sale, including market auction rate securities. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity.

Accounts Receivable
      The allowance for doubtful accounts receivable represents management’s estimate of losses on the accounts receivable balance. The estimate for accounts receivable is based on estimated losses for specific accounts and an amount calculated using a percentage based on historical write-offs and recoveries.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Inventories
      Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market value. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory reserves for excess and obsolete inventory. Excess and obsolete reserves are not reversed until the products are sold or disposed of. We use certain of our inventory items internally and also provide select customers with the use of certain inventory items on a temporary test basis. The carrying value of these items is reduced to market through a monthly charge to expense until they are returned to inventory, which is generally within twelve months.

Property and Equipment
      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful life of the asset. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Compensation
      Deferred compensation represents the unearned value of a common stock bonus given to an employee. In accordance with Accounting Principles Board, or APB, Opinion No. 25, we recorded deferred compensation for the value of the common stock at the date of issuance and are amortizing the balance over the vesting period of the award, which is three years.

Fair Value of Financial Instruments
      We are required to estimate the fair value of all financial instruments included on our balance sheets. We believe the carrying value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

Valuation of Goodwill
      We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the operating and reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets
      We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets’ fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. We did not record any impairment in 2003, 2004 or 2005. Based on our most recent analysis, we believe that no additional impairment exists at December 31, 2005.

Revenue Recognition
      Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition and Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2.
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
      The cost of maintenance contracts entered into with third parties is deferred and recognized as expense over the contract term. At December 31, 2004 and 2005, the balance of deferred costs for maintenance contracts was $0.1 million and less than $0.1 million, respectively and is included in prepaid expenses and other current assets.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Product Warranties
      We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Our warranty cost activity for the years ended December 31 is as follows (in thousands):

	Balance at			Deductions for
	Beginning of	Charged to	Deductions for	Change in	Balance at End of
Accrued Warranty Costs	Year	Operations	Costs Incurred	Estimates	Year

2003	$336	$876	$(876)	$(74)	$262
2004	$262	$1,703	$(861)	$—	$1,104
2005	$1,104	$2,445	$(2,803)	$—	$746

Advertising Costs
      We expense advertising costs as incurred. For the years ended December 31, 2003, 2004 and 2005, advertising expenses were $0.3 million, $0.8 million, and $1.2 million, respectively.

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

Stock-Based Compensation
      We have two stock-based compensation plans, which are described more fully in Note 14. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require us to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.
      On December 1, 2005, we accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $6.74 per share that were previously awarded under our equity compensation plans to our employees. These options were accelerated to avoid recording future compensation expense with respect to such options following adoption of SFAS No. 123(R). Our management believes that because such options had exercise prices in excess of the current market value of our stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 1, 2005. Options to purchase 0.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $11.71. Due to this acceleration, an additional $2.8 million representing the unrecognized compensation cost at the modification date is included in the pro forma stock-based compensation expense for the year ended December 31, 2005.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant, in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the years ended December 31 (in thousands):

	2003	2004	2005

Net income attributable to common stockholders as reported	$11,990	$11,597	$26,597
Stock-based employee compensation expense included in reported net income attributable to common stockholders	20	20	8
Stock-based employee compensation expense determined under fair value based method for all awards	(7,047)	(4,553)	(6,374)

Pro forma net income attributable to common stockholders	$4,963	$7,064	$20,231

Basic net income per share:
As reported	$0.35	$0.27	$0.61
Pro forma	$0.15	$0.16	$0.46
Diluted net income per share:
As reported	$0.31	$0.25	$0.58
Pro forma	$0.13	$0.15	$0.44
      We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically recalculated as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

Foreign Currency Transactions and Translation
      A portion of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are included in current period earnings. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar, will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We have not previously undertaken hedging transactions to cover currency exposure and do not intend to engage in hedging activities in the future.
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

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income per share for the years ended December 31 (in thousands):

	2003	2004	2005

Weighted average shares used to calculate basic net income per share	33,856	43,460	43,903
Dilutive effect of stock options and stock warrants	3,696	2,935	1,736
Dilutive effect of convertible preferred stock	612	—	—

Weighted average shares used to calculate diluted net income per share	38,164	46,395	45,639

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
      As of December 31, 2005, options to purchase 2,578,763 shares of common stock with exercise prices ranging from $6.03 to $17.14 per share were outstanding, but were not included in the calculation of diluted net income per share because their effect was antidilutive.

Recent Accounting Pronouncements
      The Company currently accounts for stock-based compensation awards using the intrinsic value measurement provisions of APB Opinion No. 25. Accordingly, no compensation expense is recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. In December 2004, the FASB issued SFAS No. 123(R) and in March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to the adoption of SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which a person is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
      The Company’s management expects that the adoption of SFAS No. 123(R) will impact the Company’s financial results in the future, as it is expected to significantly reduce net income as the Company has not had significant stock-based compensation expense in the recent past. The pro forma effects on net income and earnings per share if the fair value recognition provisions of original SFAS No. 123 on stock compensation

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) is presented in Note 1. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).
      The Company will adopt SFAS No. 123(R) on January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123.
      On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs, and Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not completed the process of evaluating the impact that the adoption of Statement 151 will have on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have material impact on our results of operations or financial condition.
      In March 2005, the FASB issued interpretation number 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB SFAS No. 143, Accounting for Asset Retirement Obligation, — which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of asset retirement obligation. There was no effect of adoption of the statement on our results of operations or financial condition.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2005, the FASB issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1, which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive, which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact on its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law. The effect of applying FSP 143-1 in the remaining countries in future periods is not expected to have a material effect on our results of operations or financial condition.
      In November 2005, the FASB issued Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP No. 115-1. FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for periods beginning in 2006. We do not believe adoption of FSP No. 115-1 will have a material effect on our results of operations or financial condition.

2.	Acquisition
      In accordance with SFAS No. 141, Business Combinations, Dot Hill allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on a number of factors including a valuation prepared by an independent third party appraisal firm. Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.
      On February 23, 2004, we completed the acquisition of Chaparral Network Storage, Inc., or Chaparral, a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers. The aggregate purchase price paid in cash was $62.0 million. In addition, we agreed to pay $4.1 million to certain employees covered by change in control agreements as a result of the acquisition and we incurred direct transaction costs of approximately $0.8 million and approximately $0.7 million in integration costs. The acquisition of Chaparral is expected to enable us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base. The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on our estimates and assumptions, the total purchase price of approximately $67.6 million was allocated as follows (in thousands):

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

      No changes were made to the original purchase price allocation during the year ended December 31, 2004 or 2005 and the purchase price allocation is now considered final.
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

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Certain of our employees are former Chaparral employees who were party to agreements with Chaparral providing for payment in the event of a change in control of Chaparral, 50% of which was payable immediately and 50% of which is payable after 18 months of service following the acquisition date. As a result of our acquisition of Chaparral, these employees were paid approximately $3.1 million in March 2004, and approximately $1.0 million in 2005. As of December 31, 2005, our obligations under these agreements were completely satisfied.

Pro Forma Results of Operations
      The following pro forma results of operations present the impact on our results of operations for the year ended December 31, 2003 and 2004 as if the acquisition of Chaparral had been completed as of the beginning of the period presented. The charge of $4.7 million related to the write-off of IPR&D has been excluded from the pro forma results of operations, as it is nonrecurring in nature (in thousands):

	Year Ended December 31,

	2003	2003	2004	2004
	Historical	Pro Forma	Historical	Pro Forma

Revenues	$187,448	$197,434	$239,376	$241,132
Net income (loss)	$12,131	$(1,765)	$11,597	$14,341
Basic income (loss) per share	$0.35	$(0.06)	$0.27	$0.33
Diluted income (loss) per share	$0.31	$(0.06)	$0.25	$0.31

3.	Risks and Uncertainties

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We do not require collateral or other securities to support customer receivables. A majority of our net revenue is derived from a limited number of customers. For the years ended December 31, 2003, 2004, and 2005 sales to one customer accounted for approximately 83.4%, 86.3%, and 86.2%, respectively. At December 31, 2004 and 2005 our accounts receivable from one customer were approximately 81.6% and 85.2%, respectively. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents, and Short-Term Investments, Concentrations
      The Federal Deposit Insurance Corporation, or FDIC, insures a corporation’s funds deposited in a bank up to a maximum of $0.1 million in the event of a bank failure. As of December 31, 2005, our cash, cash equivalents, and short-term investments held exceeded the FDIC insured amount by approximately $122.1 million. We have not experienced any losses in relation to cash, cash equivalents, and short-term investments in excess of FDIC insurance limits.

Foreign Sales
      The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2003	2004	2005

Europe	4.9%	4.0%	4.6%
Asia	1.7	2.8	2.4

Total foreign sales	6.6%	6.8%	7.0%

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
      We have outsourced the manufacture of substantially all of our products to a single manufacturer. Approximately 93%, 94%, and 96% of our total raw material purchases for the years ended December 31, 2003, 2004 and 2005, respectively, were from this manufacturer. If our relationship with this manufacturer terminates, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill orders for these products in a timely manner, which would have a material adverse effect on our financial condition and operating results. Under an OEM agreement with a significant customer, this customer has the right to require that we use a third party to manufacture product. Such an external manufacturer must meet this customer’s engineering, qualification and logistics requirements. If our relationship with the current manufacturer terminates, we may be unable to find another suitable external manufacturer, which would have a material adverse effect on our financial condition and operating results.
      With respect to certain components, such as disk drives and controllers, if our third party manufacturer had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of product could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers’ components. We estimate that replacing the controllers that we currently use with those of another supplier would involve several months of hardware and software modification, which would have a material adverse effect on our financial condition and operating results.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accumulated Other Comprehensive Loss
      The balance of accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available for sale. Changes in the accumulated other comprehensive loss balance for the years ended December 31, 2003, 2004 and 2005 are detailed as follows (in thousands):

Balance, January 1, 2003	$(318)

Foreign currency translation adjustment	30
Net unrealized gain on short-term investments	25

Balance, December 31, 2003	(263)
Foreign currency translation adjustment	(45)
Net unrealized loss on short-term investments	(154)

Balance, December 31, 2004	(462)
Foreign currency translation adjustment	255
Net unrealized gain on short-term investments	89

Balance, December 31, 2005	$(118)

      Accumulated other comprehensive loss consists of the following at December 31, (in thousands):

	2004	2005

Foreign currency translation adjustments	$(333)	$(78)
Unrealized loss on marketable equity securities classified as available for sale	(129)	(40)

	$(462)	$(118)

5.	Restructuring Costs and Asset Write-downs
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

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2005, the Company only has accruals for facility closures and related costs remaining. The following is a summary of restructuring activity recorded during the period from January 1, 2003 to December 31, 2005 (in thousands):

March 2001 Restructuring

	Accrued		Accrued			Accrued			Accrued
	Restructuring		Restructuring	Additional		Restructuring			Restructuring
	Expenses at	Amounts	Expenses at	Restructuring	Current	Expenses at	Additional	Current	Expenses at
	January 1,	Utilized in	December 31,	Expenses in	Amounts	December 31,	Restructuring	Amounts	December 31,
	2003	2003	2003	(Settlement)	Utilized	2004	Expenses	Utilized	2005

Facility closures and related costs	$661	(260)	401	(79)	(154)	168	17	(140)	$45

June 2001 Restructuring

	Accrued		Accrued			Accrued			Accrued
	Restructuring		Restructuring	Additional		Restructuring			Restructuring
	Expenses at	Amounts	Expenses at	Restructuring	Current	Expenses at	Additional	Current	Expenses at
	January 1,	Utilized in	December 31,	Expenses in	Amounts	December 31,	Restructuring	Amounts	December 31,
	2003	2003	2003	(Settlement)	Utilized	2004	Expenses	Utilized	2005

Facility closures and related costs	$925	(402)	523	(354)	(159)	10	75	(85)	$—

      In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the year ended December 31, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the year ended December 31, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2005.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-Term Investments
      The following tables summarize our short-term investments as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005

		Net Unrealized	Net Unrealized
	Cost	Losses	Gains	Fair Value

U.S. Government securities	$11,395	$(39)	$—	$11,356
Corporate debt	2,076	(1)	—	2,075

	$13,471	$(40)	$—	$13,431

	December 31, 2004

		Net Unrealized	Net Unrealized
	Cost	Losses	Gains	Fair Value

U.S. Government securities	$49,583	$(172)	$27	$49,438
Municipal securities	600	—	—	600
Corporate debt	1,811	(11)	—	1,800
Commercial paper	6,825	—	27	6,852

	$58,819	$(183)	$54	$58,690

      Gross realized gains on these investments were $2,448, $118,371, and $8,550 for the years ended December 31, 2003, 2004 and 2005, respectively. Gross realized losses on these investments were $58,485, $106,388, and $3,322 for the years ended December 31, 2003, 2004 and 2005, respectively.
      Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The cost and fair value of short-term investments at December 31, 2005 and 2004 by contractual maturity are shown below (in thousands).

	December 31, 2005

	Cost	Fair Value

Due in one year or less	$1,276	$1,276
Due after one year through five years	12,195	12,155

Total	$13,471	$13,431

	December 31, 2004

	Cost	Fair Value

Due in one year or less	$53,326	$53,208
Due after one year through five years	4,893	4,882
Due after five years through ten years	—	—
Due after ten years	600	600

Total	$58,819	$58,690

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than and greater than 12 months, aggregated by investment category, at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government securities	$6,479	$(17)	$4,877	$(22)	$11,356	$(39)
Corporate debt	2,025	(1)	—	—	2,025	(1)

Total	$8,504	$(18)	$4,877	$(22)	$13,381	$(40)

      U.S. Government Securities. The unrealized losses on our investments in U.S. Government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
      Corporate Debt Securities. The Company’s investments in debt securities consist primarily of investments in corporate bonds. The unrealized losses on the Company’s investment in debt securities were caused by credit quality and industry or company specific events. Because the severity and duration of the unrealized losses were not significant, the Company considers these unrealized losses to be temporary at December 31, 2005.

7.	Inventories
      Inventories consist of the following at December 31 (in thousands):

	2004	2005

Purchased parts and materials	$1,507	$1,058
Work-in-process	37	—
Finished goods	2,127	1,746

Total inventory	$3,671	$2,804

8.	Property and Equipment
      Property and equipment consist of the following at December 31 (in thousands):

	2004	2005

Machinery and equipment	$15,438	$8,770
Furniture, fixtures, and computer software	1,366	1,433
Leasehold improvements	679	670
Construction in progress	—	3,259

Total property and equipment, at cost	17,483	14,132
Less accumulated depreciation	(9,624)	(6,241)

Total property and equipment, net	$7,859	$7,891

      Construction in progress at December 31, 2005 was comprised of $1.6 million associated with the implementation of our ERP system, $1.1 million associated with leasehold improvements at our new corporate headquarters in Carlsbad, and $0.6 million related to tooling and test equipment.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense was $2.0 million, $3.2, and $4.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

9.	Goodwill and Intangible Assets
      Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. All of our other intangible assets are considered to have finite lives and are being amortized in accordance with this statement. All of our goodwill has been allocated to our SANnet family-operating segment (see Note 2).
      In December 2005, we entered into a Patent Cross License with International Business Machines Corporation, or IBM. Pursuant to the Patent Cross License, each party acquired a nonexclusive worldwide license under certain of the other party’s patents related to information handling systems. The license term extends for the remaining life of the patents and any new patents that are that are granted to either party through December 31, 2008. In connection with the Patent Cross License, we paid IBM a one-time licensing fee of $2.5 million. The Patent Cross License was recorded as an intangible asset and will be amortized over the patents’ applicable useful lives.
      Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of December 31, 2004 and 2005 (in thousands):

	December 31, 2004

		Accumulated
	Gross	Amortization	Net

Core technology	$5,000	$(926)	$4,074
Developed technology	2,600	(867)	1,733
Customer relationships	2,500	(595)	1,905
Backlog	100	(100)	—

Total intangible assets	$10,200	$(2,488)	$7,712

	December 31, 2005

		Accumulated
	Gross	Amortization	Net

Core technology	$5,000	$(2,037)	$2,963
Developed technology	2,600	(1,907)	693
Customer relationships	2,500	(1,309)	1,191
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(3)	2,567

Total intangible assets	$12,770	$(5,356)	$7,414

      As of December 31, 2004 and 2005, the weighted average amortization period for the above intangibles is 3.8 and 4.0 years, respectively.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated future amortization expense related to intangible assets at December 31, 2005 is as follows (in thousands):

2006	$3,033
2007	2,101
2008	1,255
2009	514
2010	511

Total	$7,414

10.	Credit Facilities

Line of Credit
      Effective July 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2004 and 2005, there was no balance outstanding under this line of credit. The agreement limits any new borrowings, loans or advances outside of the agreement to an amount less than $1.0 million.
      The above-mentioned line of credit replaces the credit agreement we had with Wells Fargo that provided for borrowings of up to $15.0 million under a revolving line of credit that expired on May 1, 2004. The maximum amount we were allowed to borrow under the line of credit was limited by the amount of our cash and investment balances held at the bank at any given time and could have been reduced by the amount of any outstanding letters of credit with the bank. Borrowings under the facility were collateralized by a pledge of our deposits held at the bank. Borrowings under the line of credit incurred interest at the bank’s prime rate or 50 basis points above LIBOR, at our option. Interest on outstanding borrowings was due monthly, with the principal due at maturity.

Note Payable
      In connection with our acquisition of Chaparral in February 2004, we assumed a $6 million promissory note that incurred interest at 8%. During August 2004, we made a payment of approximately $7.2 million representing both principal and interest to the holder of the $6 million promissory note. There are no further amounts due.

Japanese Yen Facilities
      Through November 2004, our Japanese subsidiary had two lines of credit with Tokyo Mitsubishi Bank, a Japanese bank, and one line of credit with National Life Finance Corporation in Japan, for borrowings up to an aggregate of 45 million Yen (approximately U.S. $0.4 million). Borrowings under these lines of credit were previously collateralized by inventories of the Japanese subsidiary. As of November 2004, all of the lines of credit relating to our Japanese subsidiary described above were repaid and closed.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      Components of the income tax provision (benefit) are as follows for the years ended December 31 (in thousands):

	2003	2004	2005

Current:
Federal	$60	$217	$624
State, local and foreign	28	55	41

	88	272	665

Deferred:
Federal	—	—	(18,697)
State, local and foreign	—	—	(7,165)

	—	—	(25,862)

Total income tax provision (benefit)	$88	$272	$(25,197)

      A reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31(in thousands):

	2003	2004	2005

Federal statutory rate	$4,277	$4,154	$490
State and local income taxes, net of federal effect	713	930	(4,569)
Decrease in deferred income tax asset valuation allowance	(4,731)	(6,626)	(22,112)
Foreign taxes	(141)	306	1,418
In-process research and development	—	1,645	—
Research and development credit	—	—	(393)
Other	(30)	(137)	(31)

Income tax provision (benefit)	$88	$272	$(25,197)

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax effects of temporary differences that give rise to deferred income taxes are as follows at December 31 (in thousands):

	2004	2005

Deferred income tax assets:
Net operating loss and tax credit carry forwards	$54,238	$51,911
Inventory reserve and uniform capitalization	587	454
Stock warrants	1,532	1,532
Restructuring accrual	75	19
In-process research and development	418	445
Acquisition costs	—	302
Allowance for bad debts	174	51
Vacation accrual	371	425
Deferred rent	—	94
Warranty accrual	464	313
Deferred revenue	—	343
Other accruals and reserves	625	101

Total deferred income tax assets	58,484	55,990

Deferred income tax liabilities:
State taxes	(3,161)	(2,469)
Depreciation and amortization	(1,292)	(930)
Acquired intangibles	(3,095)	(1,889)

Total deferred income tax liabilities	(7,548)	(5,288)

Deferred income tax asset valuation allowance	(50,936)	(3,561)

Net deferred income tax asset	$—	$47,141

      As of December 31, 2005, the Company reversed a valuation allowance on its U.S. deferred tax assets totaling $47.1 million. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $5.4 million, a reduction of Goodwill in the amount of $16.4 million, and a net income tax benefit of $25.3 million. This reversal is the result of the Company’s recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. The Company exercises significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional reserves against deferred tax assets in future periods.
      As of December 31, 2005, a valuation allowance of $3.6 million has been provided for the foreign deferred tax assets based upon the Company’s assessment of the future realizability of certain foreign deferred tax assets, as it is more likely than not, that sufficient taxable income will not be generated to realize these temporary differences.
      As of December 31, 2005, the Company has federal and state net operating losses of approximately $113.1 million and $49.0 million, which begin to expire in the tax years ending 2009 and 2006, respectively. In addition, the Company has federal tax credit carryforwards of $2.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.4 million

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
will begin to expire in the tax year ending 2008. The Company also has state tax credit carryforwards of $3.1 million, of which $2.9 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006.
      Due to our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill Systems Corp. immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
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

12.	Stockholders’ Equity

Increase in Authorized Common Shares
      In April 2005, our board of directors authorized an increase of 1,000,000 shares of our common stock issuable pursuant to our 2000 Amended and Restated Equity Incentive Plan and 100,000 shares of our common stock issuable pursuant to our 2000 Amended and Restated Employee Stock Purchase Plan. This increase in shares became effective on the date of the 2005 Annual Stockholders Meeting, which was held April 25, 2005.
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

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Incentive Plan & Non-employee Stock Option Plan
      Our 2000 Amended and Restated Equity Incentive Plan, or Incentive Plan, provides for the granting of incentive and nonqualified stock options to employees. Our 2000 Non-Employee Stock Option Plan, or Directors’ Plan, adopted in March 2000 provides for the granting of nonqualified stock options to non-employee directors. We currently have reserved 8,134,199 and 500,000 shares of common stock for issuance pursuant to the Incentive Plan and the Directors’ Plan, respectively. The terms and conditions of grants of stock options are determined by our board of directors in accordance with the terms of the Incentive Plan and Directors’ Plan.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to options under the Incentive Plan and Directors’ Plan, as restated for the combination with Artecon’s stock option plan, is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

BALANCE, January 1, 2003	3,670,843	$3.86
Grants	961,000	7.81
Forfeitures	(296,280)	3.35
Exercises	(1,079,836)	3.83

BALANCE, December 31, 2003	3,255,727	5.08
Grants	1,626,750	10.31
Forfeitures	(386,588)	10.62
Exercises	(281,794)	3.75

BALANCE, December 31, 2004	4,214,095	6.68
Grants	1,328,000	5.78
Forfeitures	(396,172)	8.52
Exercises	(315,112)	3.11

BALANCE, December 31, 2005	4,830,811	$6.52

      The options generally vest ratably over a four or five year period and are exercisable over a period of ten years from the date of grant. Information with respect to options outstanding under the Incentive Plan and Directors’ Plan at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	in Years	Price	Exercisable	Price

$ 1.34 — $ 3.10	1,088,214	6.24	$2.42	952,347	$2.34
$ 3.15 — $ 5.38	836,475	7.39	4.56	401,642	4.08
$ 5.40 — $ 6.10	941,018	7.83	5.97	295,018	5.72
$ 6.12 — $ 8.51	866,483	8.37	6.71	382,041	7.13
$ 8.73 — $13.50	806,846	7.33	11.36	806,846	11.36
$13.88 — $17.14	291,775	7.94	15.30	289,775	15.30

	4,830,811	7.42	$6.52	3,127,669	$6.99

      On December 1, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $6.74 per share that were previously awarded under the Company’s equity compensation plans to its employees. These options were accelerated to avoid recording future compensation expense with respect to such options following adoption of SFAS No. 123(R). The Company’s management believes that because such options had exercise prices in excess of the current market value of the Company’s stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 1, 2005. Options to purchase approximately 0.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $11.71.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2003 and 2004, approximately 1,322,443 and 1,867,338 options were exercisable at a weighted average exercise price of $4.86 and $4.56, respectively.
      The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values, at the date of grant, for options granted during the years ended December 31, 2003, 2004, and 2005 of $5.87, $6.41, and $3.49 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2003	2004	2005

Risk free interest	2.90%	3.23%	3.86%
Expected dividend yield	—	—	—
Expected life	7.5 years	4.0 years	4.1 years
Expected volatility	82%	87%	78%

Warrants
      On May 24, 2002, we granted an OEM customer a warrant to purchase 1,239,527 shares of our common stock at $2.97 per share in connection with the signing of a product supply agreement. The warrant was fully vested upon issuance and became exercisable for 413,175 shares at signing, and becomes exercisable for an additional 413,176 shares on both May 24, 2003 and 2004 and expires on May 24, 2007. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was $3.7 million. The warrant was issued to induce the customer to purchase our products in the future and was not issued in consideration of any past transactions.
      On February 14, 2003, we issued a warrant to an OEM customer to purchase 154,742 shares of our common stock at $3.25 per share in connection with a private placement of our preferred stock. The warrant was fully vested upon issuance and became exercisable at signing.
      During the year ended December 31, 2005, we received proceeds of approximately $0.8 million from the exercise of warrants to purchase 246,153 shares of our common stock. As of December 31, 2005, there were outstanding warrants to purchase 1,720,696 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008.

15.	Related Party Transactions
      Purchases from affiliated companies for the years ended December 31, 2003, 2004 and 2005 were approximately $15,000, $8,000, and $12,000, respectively.

16.	Employee Benefit Plans

Dot Hill Retirement Savings Plan
      The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the Internal Revenue Code, is open to eligible employees over 21 years of age. Under the plan, participating U.S. employees may defer up to 100% of their pretax salary, but not more than statutory limits. We may match 50% of participating employees’ contributions up to a specified limit of $1,000. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2003, 2004 and 2005 were approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      Our Employee Stock Purchase Plan, or Purchase Plan, was adopted in August 1997, and amended and restated in March 2000. The Purchase Plan qualifies under the provisions of Section 423 of the Internal Revenue Code and provides our eligible employees, as defined in the Purchase Plan with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined. We have reserved 2,100,046 shares of common stock for issuance pursuant to the Purchase Plan. During the years ended December 31, 2003, 2004 and 2005, approximately 524,000, 0 and 200,000 shares, respectively, were issued under the Purchase Plan.

17.	Commitments and Contingencies

Operating Leases
      We lease office space and equipment under noncancelable operating leases, which expire at various dates through September 2009. Rent expense for the years ended December 31, 2003, 2004 and 2005 was $0.9 million, $1.2 million, and $1.5 million, respectively. Sublease rental income for the years ended December 31, 2003, 2004 and 2005 was $0.1 million, $0.6 million, and $0.6 million, respectively.
      Future minimum lease payments due under all noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$1,477
2007	1,352
2008	1,110
2009	1,075
2010	1,025
Thereafter	2,502

Total minimum lease payments	$8,541

      The above minimum lease payments include minimum rental commitments totaling $0.6 million that have been included in the restructuring accrual as of December 31, 2005. Minimum payments for operating leases have not been reduced by minimum sublease rentals of $0.7 million due in the future under non-cancelable subleases.
      In September 2005, we entered into an agreement to lease approximately 58,500 square feet of office space in Carlsbad, California, that will serve as a replacement for our current headquarters. The 88-month lease term will commence in January 2006. Upon the expiration of the initial term, we are entitled to two five-year renewal options. The minimum lease payments associated with this lease have been included in the future minimum lease payment table above.

Employment Agreements
      In connection with the Merger, effective August 2, 1999 we adopted employment contracts with two of our executive officers. These contracts provide for base salaries totaling $600,000 per year. In addition, each executive was eligible to receive, at the discretion of our board of directors, a cash bonus of up to 50% of such executives’ then annual base salary. The employment contracts may be terminated at our option or at the executive’s option “for cause,” or, upon 30 days written notice, for convenience and “without cause.” If we terminate for convenience, the executive is entitled to a severance payment equal to their then-current annual base salary. Following termination of employment other than due to death or disability, we may hire the

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
executive as a consultant for a period of one year at a cost of 25% of the executive’s then current annual base salary.
      In August 2001, the Company entered into change of control agreements with three of its executive officers. Under one of the agreements, in the event of an acquisition of the Company or similar corporate event, referred to hereafter as a change of control, the executive officer’s remaining stock options will become fully vested and the executive officer will be entitled to a lump sum cash payment equal to 150% of annual base salary then in effect. Under the second agreement, if the executive officer’s employment is terminated other than for cause in connection with a change of control, the remaining unvested stock options will become fully vested and the executive officer will be entitled to a lump sum cash payment of 125% of annual base salary then in effect. Under the third agreement, in the event of a change of control, the executive officer’s remaining unvested stock options will become fully vested and the executive officer will be entitled to a lump sum cash payment equal to 125% of annual base salary then in effect.
      Effective April 1, 2002, we entered into a change of control agreement with an additional executive. Under the agreement, in the event of a change of control, the executive’s remaining unvested stock options will become fully vested and the executive will be entitled to a lump sum cash payment equal to 125% of annual base salary then in effect.
      On February 3, 2005, we adopted the Executive Compensation Plan 2005, or the Compensation Plan, for our Chief Executive Officer, our President, and our Chief Financial Officer. Under the Compensation Plans, our Chief Executive Officer, President and Chief Financial Officer are eligible to receive bonuses in an amount to be calculated in accordance with the terms of their respective Compensation Plans and dependent on the satisfaction of certain conditions relating to our revenues. In the case of the Chief Executive Officer, the target bonus is 80% of the Chief Executive Officer’s base salary. In the case of the President, the target bonus is 70% of the President’s base salary. In the case of the Chief Financial Officer, the target bonus is 50% of the Chief Financial Officer’s base salary.
      On March 3, 2006, we adopted the Executive Compensation 2006 Plan, or the 2006 Plan. Under the 2006 Plan, our President and Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, our Senior Vice President of Sales and Marketing, and our Senior Vice President of Engineering, are each eligible to receive bonuses in an amount to be calculated in accordance with the terms of the 2006 Plan and are as follows: 40% dependent on certain quarterly management business objectives, 50% dependent on annual financial results relating to revenue and operating income, and 10% dependent on revenues associated with a certain customer. In the case of the President and Chief Executive Officer, the target bonus is 80% of the President and Chief Executive Officer’s base salary. In the case of the Chief Operating Officer, the target bonus is 70% of the Chief Operating Officer’s base salary. In the case of the Chief Financial Officer, the target bonus is 60% of the Chief Financial Officer’s base salary. In the case of the Senior Vice President of Sales and Marketing, the target bonus is 50% of the Senior Vice President of Sales and Marketing’s base salary. In the case of the Senior Vice President of Engineering, the target bonus is 40% of the Senior Vice President of Engineering’s base salary.

Crossroads Systems Litigation
      On October 17, 2003, Crossroads Systems, or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been accrued as of December 31, 2005. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results.

Chaparral Securities Class Action
      In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of its former officers and directors in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal and state securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. In May 2005, the Second Amended Complaint was dismissed with leave to amend. Plaintiffs filed a Third Amended Complaint, which the Court again dismissed with leave to amend in November of 2005 as to Chaparral and certain other defendants. Plaintiffs declined to amend within the proscribed period, and final judgment was entered in February 2006.
      Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. The demurrer in that matter is due March 30, 2006. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of December 31, 2005.

Dot Hill Securities Class Action
      In late January and early February 2006, numerous complaints against us purporting to be class actions were filed in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. In addition, two complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages. We believe the allegations against us and certain of our directors and executive officers in this action are without merit and we intend to vigorously defend against these claims. The outcome is uncertain and no amounts have been accrued as of December 31, 2005.
      In the fourth quarter of 2004 we made a payment of approximately $0.4 million to the State of New York to settle amounts related to a field audit of our Franchise Tax return. We have a remaining accrual of approximately $0.2 million at December 31, 2005 related to the potential settlement of the issue in a different jurisdiction.

Other Litigation
      We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment and Geographic Information
      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer. Our operating segments, which represent our reportable segments, are managed separately because each segment represents a strategic business unit that offers different products or services.
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
      Information concerning revenue by product and service is as follows (in thousands):

		Legacy and
	SANnet Families	Other	Services	Total

Year ended December 31, 2003:
Net revenue	$179,061	$5,044	$3,343	$187,448

Gross profit (loss)	$47,379	$(3,467)	$986	$44,898

Year ended December 31, 2004:
Net revenue	$231,264	$5,172	$2,940	$239,376

Gross profit	$56,882	$2,244	$375	$59,501

Year ended December 31, 2005:
Net revenue	$225,705	$5,388	$2,706	$233,799

Gross profit	$51,856	$1,243	$504	$53,603

      Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Families	Other	Services	Total

As of:
December 31, 2004	$235,969	$7,285	$3,313	$246,567

December 31, 2005	$256,028	$8,240	$3,026	$267,294

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information concerning principal geographic areas in which we operate is as follows (in thousands):

	As of and for the Year Ended
	December 31,

	2003	2004	2005

Net revenue:
United States	$175,233	$223,133	$217,469
Europe	9,120	9,546	10,730
Asia	3,095	6,697	5,600

	$187,448	$239,376	$233,799

Income (loss) before income taxes:
United States	$11,022	$11,786	$4,571
Europe	943	(812)	(2,636)
Asia	254	895	(535)

	$12,219	$11,869	$1,400

Assets:
United States	$213,027	$237,376	$260,826
Europe	4,196	6,444	3,997
Asia	1,220	2,747	2,471

	$218,443	$246,567	$267,294

      Net revenue is recorded in the geographic area in which the sale is originated.

19.	Quarterly Financial Information (Unaudited)
      The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2004:
Net revenue	$47,865	$69,038	$56,956	$65,517
Gross profit	12,078	17,041	14,668	15,714
Income (loss) before income taxes	(2,620)	6,823	3,602	4,064
Net income (loss)	(2,585)	6,697	3,451	4,034
Basic net income (loss) per share	(0.06)	0.15	0.08	0.09
Diluted net income (loss) per share	(0.06)	0.14	0.07	0.09
Year Ended December 31, 2005:
Net revenue	$58,011	$65,897	$53,616	$56,275
Gross profit	13,277	16,145	12,353	11,828
Income (loss) before income taxes	1,991	3,723	(1,467)	(2,847)
Net income (loss)	2,102	3,297	(1,275)	22,473
Basic net income (loss) per share	0.05	0.08	(0.03)	0.51
Diluted net income (loss) per share	0.05	0.07	(0.03)	0.49

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsequent Events
      On January 24, 2006 we announced a strategic technology partnership with Fujitsu Siemens Computers. The partnership covers joint development of storage solutions utilizing key components and patented technologies from us including storage controllers, data management software functionality and highly efficient and reliable packaging. The expected length of the original term is five years. The new products will be added to the Fujitsu Siemens Computers’ FibreCAT® storage product family and will be targeted at the entry level and SMB markets. The products will feature 4 GB Fibre Channel, iSCSI or Serial Attached SCSI, or SAS, connectivity and will be compliant with Restriction of Hazardous Substances, or RoHS, and WEEE standards.
      On February 6, 2006, James L. Lambert retired as our Vice Chairman of our Board of Directors and Chief Executive Officer, effective March 1, 2006. Following his departure from Dot Hill, Mr. Lambert will concentrate his efforts on a family business venture outside the technology sector and will continue to provide executive guidance to us on a consultancy basis.
      Also on February 6, 2006, Dana W. Kammersgard, our current President, was appointed as our Chief Executive Officer and a director, effective March 1, 2006. Mr. Kammersgard was appointed to serve as a Class III director, continuing in office until our 2008 annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier death, resignation or removal.
      On February 22, 2006, Patrick Collins was appointed as our Chief Operating Officer, effective March 1, 2006. Upon commencement of his employment, Mr. Collins received a stock option to purchase 400,000 shares of our common stock pursuant to our 2000 Amended and Restated Equity Incentive Plan.
      On March 2, 2006, we entered into a consulting letter agreement, effective as of March 1, 2006, with our former Chief Executive Officer, James L. Lambert. The consulting letter agreement was approved by the Compensation Committee of our Board of Directors on March 2, 2006. Pursuant to the consulting letter agreement, Mr. Lambert will perform consulting services for us during a three-year period beginning as of March 1, 2006 for a consulting fee of $16,666 per month. Vesting of 218,125 of Mr. Lambert’s stock options was accelerated in full connection with the consulting letter agreement, resulting in a pre-tax one-time charge of $0.7 million, and such stock options will continue to be exercisable during the consulting period in accordance with their terms. Mr. Lambert will be restricted from competing with us during the consulting period, and the consulting period will terminate early upon an acquisition of us, Mr. Lambert’s election or Mr. Lambert’s death or permanent disability. In the event of any such early termination, Mr. Lambert will receive a lump sum payment equal to the amount he would have been eligible to receive if the consulting period continued for the full original three-year period.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End of
	Year	Expenses	Deductions		Year

	(In thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2003	$1,848	$(284)	$1,097	(1)	$467
Year ended December 31, 2004	467	176	152	(1)	491
Year ended December 31, 2005	491	560	757	(1)	294
Reserve for excess and obsolete inventories:
Year ended December 31, 2003	$13,144	$1,705	$8,255	(3)	$6,594
Year ended December 31, 2004	6,594	785	5,694	(2)	1,685
Year ended December 31, 2005	1,685	1,856	2,548	(2)	993

(1)	Uncollectible receivables charged off and credit issued for product returns.

(2)	Consists primarily of the write-off of excess/obsolete inventories.

(3)	Consists primarily of the sale of inventory to a third party service provider and the write-off of excess/obsolete inventories.