Form 10-Q
period 2006-03-31
DOT HILL SYSTEMS CORP
filed 2006-05-10
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3460176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Faraday Avenue, Suite 100, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)
(760) 931-5500
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 44,610,949 shares of common stock, $0.001 par value, outstanding as of May 9, 2006.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2006

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$108,803	$100,218
Short-term investments	13,431	14,535
Accounts receivable, net of allowance of $294 and $466	34,312	44,555
Inventories	2,804	2,893
Prepaid expenses and other	4,539	5,206
Deferred tax assets	5,762	5,762

Total current assets	169,651	173,169
Property and equipment, net	7,891	9,929
Goodwill	40,725	40,725
Other intangible assets, net	7,414	6,569
Deferred tax assets	41,379	43,949
Other assets	234	173

Total assets	$267,294	$274,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,732	$34,511
Accrued compensation	3,561	3,362
Accrued expenses	3,633	4,695
Deferred revenue	1,327	450
Income taxes payable	60	27
Restructuring accrual	45	11

Total current liabilities	34,358	43,056
Other long-term liabilities	885	2,213

Total liabilities	35,243	45,269

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 44,417 and 44,610 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	44	45
Additional paid-in capital	285,377	287,559
Accumulated other comprehensive loss	(118)	(132)
Accumulated deficit	(53,252)	(58,227)

Total stockholders’ equity	232,051	229,245

Total liabilities and stockholders’ equity	$267,294	$274,514

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
NET REVENUE	$58,011	$58,686
COST OF GOODS SOLD	44,734	47,525

GROSS PROFIT	13,277	11,161

OPERATING EXPENSES:
Sales and marketing	4,651	4,153
Research and development	4,713	9,712
General and administrative	2,631	6,153

Total operating expenses	11,995	20,018

OPERATING INCOME (LOSS)	1,282	(8,857)

OTHER INCOME:
Interest income, net	634	1,312
Other income, net	75	—

Total other income, net	709	1,312

INCOME (LOSS) BEFORE INCOME TAXES	1,991	(7,545)
INCOME TAX BENEFIT	(111)	(2,570)

NET INCOME (LOSS)	$2,102	$(4,975)

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$(0.11)

Diluted	$0.05	$(0.11)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	43,741	44,518

Diluted	45,717	44,518

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2,102	$(4,975)
Foreign currency translation adjustments	16	(40)
Net unrealized gain (loss) on short-term investments	(133)	26

Comprehensive income (loss)	$1,985	$(4,989)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
Cash Flows From Operating Activities:
Net income (loss)	$2,102	$(4,975)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,048	1,659
Loss on disposal of property and equipment	39	19
Provision for doubtful accounts	(21)	15
Stock-based compensation expense	5	1,228
Gain on sale of short-term investments	(8)	—
Deferred taxes	—	(2,570)
Changes in operating assets and liabilities:
Accounts receivable	2,537	(10,240)
Inventories	624	(89)
Prepaid expenses and other assets	(441)	(597)
Accounts payable	(7,719)	7,487
Accrued compensation and expenses	(780)	844
Deferred revenue	(33)	(886)
Income taxes payable	(279)	(33)
Restructuring accrual	(7)	(34)
Other long-term liabilities	(21)	1,356

Net cash used in operating activities	(1,954)	(6,816)

Cash Flows From Investing Activities:
Purchases of property and equipment	(375)	(1,642)
Sales and maturities of short-term investments	21,177	7,775
Purchases of short-term investments	(42,268)	(8,853)

Net cash used in investing activities	(21,466)	(2,720)

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	550	603
Proceeds from exercise of stock options and warrants	132	351

Net cash provided by financing activities	682	954

Effect of Exchange Rate Changes on Cash	15	(3)

Net Decrease in Cash and Cash Equivalents	(22,723)	(8,585)
Cash and Cash Equivalents, beginning of period	67,496	108,803

Cash and Cash Equivalents, end of period	$44,773	$100,218

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$—	$1,227

Cash paid for interest	$—	$—

Cash paid for income taxes	$350	$19

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. Certain reclassifications have been made to prior periods to conform to current presentations. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Statement of Position (SOP) No. 97-2, Software Revenue Recognition.
     We recognize revenue for non-software product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on the Company’s stated billing rates which are consistent with amounts charged separately and other companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.
     For software sales, we apply SOP No. 97-2, whereby revenue is recognized from software licenses at the time the product is delivered, provided there are no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance contracts, is deferred and recognized ratably over the contract term, generally 12 months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software-licensing fee and maintenance agreement.
2. Change in Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values. SFAS No. 123(R) supercedes our previous accounting under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, and we have applied SAB No. 107’s provisions in our adoption of SFAS No. 123(R).
     We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 as further described below. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).
     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by Dot Hill if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by Dot Hill in 2005.
     As of March 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $6.1 million, which is expected to be recognized over a weighted average period of approximately 3.4 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2006 (amounts in thousands):

Three Months Ended
March 31, 2006
Cost of goods sold	$51
Sales and marketing	87
Research and development	180
General and administrative	910

Share-based compensation expense before taxes	1,228
Related deferred income tax benefits	(183)

Share-based compensation expense, net of income taxes	$1,045

Net share-based compensation expense per basic and diluted common share	$0.02
     Share-based compensation expense recognized under SFAS No. 123(R) for the quarter ended March 31, 2006 included $1.0 million from stock options and $0.2 million from the 2000 ESPP. Share-based compensation expense recognized during the three months ended March 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options has been adjusted for estimated forfeitures.
Stock Incentive Plans
     2000 EIP. During 2006 and 2005, we primarily granted options to purchase common stock to our employees and consultants under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of March 31, 2006, options to purchase 5,085,668 shares of common stock were outstanding under the 2000 EIP and the options to purchase 351,447 shares of common stock remained available for grant under the 2000 EIP.
     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 500,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of March 31,

2006, options to purchase 324,917 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 102,499 shares of common stock remained available for grant under the 2000 NEDSOP.
     2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 102,621 and 121,341 shares issued for the 2000 ESPP periods that ended in the three months ended March 31, 2005 and 2006, respectively.
     Share-Based Compensation Cost under SFAS No. 123
     Prior to January 1, 2006, we disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require Dot Hill to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, our net income for the three months ended March 31, 2005 would have been as follows (amounts in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income as reported	$2,102
Stock-based compensation, as reported	5
Total stock-based compensation determined under fair value based method for all awards	(1,393)

Pro forma income	$714

Basic net income per share, as reported	$0.05

Diluted net income per share, as reported	$0.05

Basic net income per share, SFAS No. 123 adjusted	$0.02

Diluted net income per share, SFAS No. 123 adjusted	$0.02

     Pro forma disclosures for the three months ended March 31, 2006 are not presented because the amounts are recognized in the unaudited condensed consolidated statement of operations.
     To estimate compensation expense which would have been recognized under SFAS No. 123 for the three months ended March 31, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the three months ended March 31, 2006, we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Risk-free interest rate	3.71%	4.81%	3.36%	4.40%
Expected dividend yield	—%	—%	—%	—%
Volatility	81%	68%	85%	68%
Expected life	4.0 years	5.6 years	1 year	1 year

     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.
     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in millions)
Outstanding at December 31, 2005	4,830,811	$6.52
Granted	1,002,500	6.82
Forfeited	(373,685)	6.14
Exercised	(47,041)	5.76

Outstanding at March 31, 2006	5,412,585	$6.61	7.54	$8.6

Exercisable at March 31, 2006	3,520,948	$6.82	6.58	$6.9
     The weighted average grant-date fair values of options granted during the three months ended March 31, 2006 and 2005 were $4.32 per share and $3.75 per share, respectively. The total intrinsic value of options exercised during each of the three months ended March 31, 2006 and 2005 was $0.1 million.
     A summary of the status of our non-vested stock options as of March 31, 2006 and changes during the quarter then ended are presented below.

		Weighted average
		grant-date fair value
	Number of Shares	per share
Nonvested at December 31, 2005	1,703,142	$3.49
Granted	1,002,500	$4.32
Vested	(458,922)	$3.54
Forfeited	(355,083)	$3.71

Nonvested at March 31, 2006	1,891,637	$3.87

     During the three months ended March 31, 2006, financing cash generated from share-based compensation arrangements amounted to $0.3 million for the purchase of shares upon exercise of options and $0.6 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
     Additional information regarding options outstanding for all plans as of March 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price
$1.34 — 3.10	1,057,964	5.98	$2.41	1,011,539	$2.38
$3.15 — 5.50	912,433	6.42	4.67	554,318	4.45
$5.70 — 6.25	957,500	8.37	6.12	568,123	6.09
$6.36 — 6.87	1,119,405	9.57	6.71	96,685	6.41
$6.88 — 12.49	967,133	7.10	10.02	892,133	10.28
$12.81 — 17.14	398,150	7.66	14.79	398,150	14.79

Total	5,412,585	7.54	$6.61	3,520,948	$6.82

     The aggregate intrinsic value in the table above is based our closing stock price of $7.10 per share as of the last business day of the three months ended March 31, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the three months ended March 31, 2006 and 2005 was $1.6 million and $2.0 million, respectively.
3. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.
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
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2005	2006
Shares used in computing basic net income (loss) per share	43,741	44,518
Dilutive effect of warrants and common stock equivalents	1,976	—

Shares used in computing diluted net income (loss) per share	45,717	44,518

     For the three months ended March 31, 2005, outstanding options to purchase 2,084,498 shares of common stock with exercises prices ranging from $6.25 to $17.14 per share were outstanding, but were not included in the calculation of diluted loss per share because their effect was antidilutive.
     For the three months ended March 31, 2006, outstanding options to purchase 5,001,319 shares of common stock with exercises prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,714,679 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive.
4. Short-Term Investments
     The following table summarizes our short-term investments as of March 31, 2006 (in thousands):

		Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
U.S. Government securities	$5,699	$(15)	$—	$5,684
Corporate debt	8,850	—	1	8,851

	$14,549	$(15)	$1	$14,535

     For the three months ended March 31, 2006, we did not recognize any gross realized gains on these investments.
     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The cost and fair value of short-term investments at March 31, 2006 by contractual maturity are shown below (in thousands).

	Cost	Fair Value
Due in one year or less	$8,850	$8,851
Due after one year through five years	5,699	5,684

Total	$14,549	$14,535

     The following table shows the gross unrealized losses and fair values of our investments in individual securities that have been in a continuous unrealized loss position, deemed to be temporary, for less than and greater than 12 months, aggregated by investment category, at March 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government securities	$—	$—	$5,684	$(15)	$5,684	$(15)
Corporate debt	8,851	—	—	—	8,851	—

Total	$8,851	$—	$5,684	$(15)	$14,535	$(15)

     U.S. Government Securities. The unrealized losses on our investments in U.S. Government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.
     Corporate Debt Securities. Our investments in debt securities consist primarily of investments in corporate bonds.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2005	March 31, 2006
Purchased parts and materials	$1,058	$652
Finished goods	1,746	2,241

	$2,804	$2,893

6. Goodwill and Other Intangible Assets
     Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our remaining identified intangible assets are considered to have finite lives and are being amortized in accordance with this statement.
     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of March 31, 2006 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(2,315)	$2,685
Developed technology	2,600	(2,168)	432
Customer relationships	2,500	(1,487)	1,013
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(131)	2,439

Total other intangible assets	$12,770	$(6,201)	$6,569

     As of March 31, 2006, the weighted average amortization period for the above intangibles is 4.0 years.

     Estimated future amortization expense related to other intangible assets as of March 31, 2006 is as follows (in thousands):

Years ending December 31,
2006 (remaining 9 months)	$2,188
2007	2,101
2008	1,255
2009	514
2010	511

Total	$6,569

7. Product Warranties
     We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Estimated liabilities for product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows for the three months ended March 31, 2006 (in thousands):

Three Months Ended
March 31, 2006
Balance, beginning of period	$746
Charged to operations	630
Deductions for costs incurred	(676)

Balance, end of period	$700

8. Restructurings
     Restructuring liabilities at March 31, 2006 were originally recorded in 2001 and 2002 and pertain to leases for former offices located in New York, Chicago and Carlsbad that extend through 2006. As of March 31, 2006, the remaining restructuring liability pertains to only the Carlsbad office.
     The following is a summary of restructuring activity recorded during the three months ended March 31, 2006 (in thousands):
March 2001 Restructuring

				Accrued
	Accrued			Restructuring
	Restructuring	Additional	Current	Expenses at
	Expenses at	Restructuring	Amounts	March 31,
	December 31, 2005	Expenses	Utilized	2006
Facility closures and related costs	$45	$—	$(34)	$11
     We believe that there are no unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of March 31, 2006.
9. Income Taxes
     We recorded an income tax benefit of $0.1 and $2.6 million for the three months ended March 31, 2005 and 2006, respectively. Our effective income tax rate was 34.1% for the three months ended March 31, 2006.
     Our income tax benefit for the three months ended March 31, 2005 included the receipt by our European subsidiary of $0.2 million from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001.
     We currently anticipate an effective income tax rate of approximately 34.1% for the year ended December 31, 2006.
     At December 31, 2005, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that a portion of our United States deferred tax assets would be realized and, at December 31, 2005, eliminated $47.1 million of valuation allowance associated with our United States deferred tax assets. The elimination of valuation allowance resulted in a $16.4 million decrease to goodwill to the extent of our acquired net deferred tax assets, a $5.4 million increase to equity for net operating losses arising from stock option deductions, with the remaining $25.3 million recognized as an increase in earnings for the year ended December 31, 2005. As a result of our elimination of valuation allowance associated with United States deferred tax assets, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.
     Excluding the impact of the loss carryback, our effective income tax rate was 2.5% for the three months ended March 31, 2005.

     As of December 31, 2005, a valuation allowance of $3.6 million has been provided for the foreign deferred tax assets based upon our assessment of the future realizability of certain foreign deferred tax assets, as it is more likely than not, that sufficient taxable income will not be generated to realize these temporary differences.
     As of December 31, 2005, we had federal and state net operating losses of approximately $113.1 million and $49.0 million, which begin to expire in the tax years ending 2009 and 2006, respectively. In addition, we have federal tax credit carryforwards of $2.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.4 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards of $3.1 million, of which $2.9 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006.
     Due to our equity transactions, an ownership change, within the meaning of IRC Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years.
     As a result of our acquisition of Chaparral Network Storage, Inc., or Chaparral, an ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards acquired in the transaction may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years.
     We have not provided for any residual United States income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual United States income taxes, if any, would be insignificant.
10. Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign	Unrealized
	Currency	Gain (Loss) on
	Items	Securities	Total
Balance, December 31, 2005	$(78)	$(40)	$(118)
Quarterly change	(40)	26	(14)

Balance, March 31, 2006	$(118)	$(14)	$(132)

11. Commitments and Contingencies
Commitments
Consulting Agreement with Former Executive
     In March 2006, we entered into a consulting agreement with our former Chief Executive Officer, James L. Lambert. Pursuant to the consulting letter agreement, Mr. Lambert will perform consulting services for us during a three-year period beginning as of March 1, 2006 for a consulting fee of $16,666 per month. The vesting of 218,125 of Mr. Lambert’s stock options, with an average exercise price of $5.63 per share, was accelerated in full in connection with the consulting agreement, and such stock options will continue to be exercisable during the consulting period in accordance with their terms. Mr. Lambert will be restricted from competing with us during the consulting period, and the consulting period will terminate early upon an acquisition of us, Mr. Lambert’s election or Mr. Lambert’s death or permanent disability. In the event of any such early termination, Mr. Lambert will receive a lump sum payment equal to the amount he would have been eligible to receive if the consulting period continued for the full original three-year period. Based on the terms of this agreement, we recognized a non-cash stock option expense of $0.7 million related to the acceleration of stock options and consulting fees of $0.6 million during the three months ended March 31, 2006.
      Effective July 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2005 and March 31, 2006, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million.
Contingencies
Crossroads Systems Litigation
     On October 17, 2003, Crossroads Systems, Inc., or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of Small Computer Systems Interface, or SCSI, storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of March 31, 2006. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results. A trial in the matter is expected to commence on June 5, 2006.
Chaparral Securities Class Action
     In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of its former officers and directors in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal and state securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. In May 2005, the Second Amended Complaint was dismissed with leave to amend. Plaintiffs filed a Third Amended Complaint, which the Court again dismissed with leave to amend in November of 2005 as to Chaparral and certain other defendants. Plaintiffs declined to amend within the proscribed period, and final judgment was entered in February 2006. Plaintiffs filed a notice of appeal in the United States District Court of Appeals for the Ninth Circuit, though they have not filed their opening papers.
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of March 31, 2006.
Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The court should approve a lead plaintiff(s) and approve lead counsel within the next 30 days. After the lead plaintiff files a consolidated class action complaint, or a consolidated complaint, we will move to dismiss the consolidated complaint.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. The cases are in the very preliminary stages. We believe the allegations against us and certain of our directors and executive officers in this action are without merit and we intend to vigorously defend against these claims. We are seeking dismissal of each derivative action by demurring to the complaints. The outcome is uncertain and no amounts have been accrued as of March 31, 2006.
Other Litigation
     We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.
Other
     In the fourth quarter of 2004, we made a payment of approximately $0.4 million to the State of New York to settle amounts related to a field audit of our franchise tax return. During the quarter ended March 31, 2005 we submitted tax returns to the City of New York and made a payment as an offer to settle in an amount similar to that accepted by the State of New York as described above. New York City is currently reviewing the returns, and we are waiting for a reply as to whether or not they have accepted the revised liability and payment as submitted. Amounts related to this matter have been previously accrued for.

12. Segments and Geographic Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.
     Our operating segments are organized on the basis of products and services. We have identified operating segments that consist of our SANnet® family of systems, legacy and other systems, and services. We currently evaluate performance based on stand-alone segment revenue and gross margin. Because we do not currently maintain information regarding operating income at the operating segment level, such information is not presented.
     Sales to our largest channel partner accounted for approximately 86% and 88% of our net revenue during the three months ended March 31, 2005 and March 31, 2006, respectively.
     Information concerning revenue by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
March 31, 2006:
Net revenue	$57,146	$639	$901	$58,686
Gross profit	$10,598	$62	$501	$11,161
March 31, 2005:
Net revenue	$55,644	$1,586	$781	$58,011
Gross profit	$12,389	$338	$550	$13,277
     Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
March 31, 2006	$270,677	$1,629	$2,208	$274,514
December 31, 2005	$256,028	$8,240	$3,026	$267,294

     Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2006
Net revenue:
United States	$54,066	$55,019
Europe	2,473	2,234
Asia	1,472	1,433

	$58,011	$58,686

Operating income (loss):
United States	$1,778	$(8,724)
Europe	(473)	(135)
Asia	(23)	2

	$1,282	$(8,857)

     Net revenue is recorded in the geographic area in which the sale is originated.
13. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In June 2005, the FASB issued Staff Position (FSP) No. 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive, which was adopted by the European Union. FSP No. 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP No. 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. FSP No. 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which we have significant operations. We adopted the provisions of FSP No. 143-1 as it relates to these countries with no material impact on our financial statements. We will apply the guidance of FSP No. 143-1 as it relates to the remaining European Union member countries in which we operate when those countries have adopted the WEEE Directive into law. The effect of applying FSP No. 143-1 in the remaining countries in future periods is not expected to have a material effect on our results of operations or financial condition.
     On February 23, 2006, the FASB issued FSP No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. FAS No. 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 is effective for our first reporting period beginning after February 3, 2006. We do not believe that the adoption of FSP No. FAS 123(R)-4 will have a material effect on our results of operations or financial condition.
14. Subsequent Events
     On April 6, 2006, we amended our change of control agreement with Dana W. Kammersgard, President and Chief Executive Officer, and entered into change of control agreements with Patrick E. Collins, Chief Operating Officer, and Philip A. Davis, Senior Vice President of Sales and Marketing. Mr. Kammersgard’s amended change of control agreement provides that, in the event of an acquisition of Dot Hill or similar corporate event, Mr. Kammersgard’s then remaining unvested stock and options will become fully vested and he will be entitled to a lump sum cash payment equal to 125% of his annual base salary then in effect, reduced by any severance payments payable under his employment agreement. Mr. Collins’ change of control agreement provides that if Mr. Collins’ employment with us is terminated, other than for cause, in connection with an acquisition of Dot Hill or similar corporate event, Mr. Collins’ then remaining unvested stock and options will become fully vested and he will be entitled to a lump sum cash payment equal to 125% of his annual base salary then in effect. Mr. Davis’ change of control agreement provides that if Mr. Davis’ employment with us is terminated, other than for cause, in connection with an acquisition of Dot Hill or similar corporate event, Mr. Davis’ then remaining unvested stock and options will become fully vested and he will be entitled to a lump sum cash payment equal to 125% of his annual base salary then in effect.
     Also on April 6, 2006, we entered into a severance agreement with Shad L. Burke, Interim Chief Financial Officer, Vice President of Finance, Corporate Controller and Assistant Secretary, that provides that if, within the next two years, we terminate Mr. Burke’s employment with us, other than for cause, or Mr. Burke terminates his employment with us for good reason, Mr. Burke will be entitled to a single lump sum payment equal to six months of his base salary as in effect at the time of such termination.
     On April 25, 2006, we were informed by Sun Microsystems, Inc., or Sun, of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We believe that Sun’s decision to re-direct the award to another party will not impact our current SE3000 product line being sold to Sun. As a result of Sun’s decision to re-direct the low-end, entry-level storage product to another party, the fair value of our reporting units has been affected. As a result of this impairment indicator, during the quarter ended June 30, 2006 we will need to evaluate whether goodwill and other intangibles have been impaired under SFAS No. 142. Additionally, we considered the likelihood of future realization of our deferred tax assets and concluded that based on the weight of available evidence, including cumulative profitability in recent years, it was more likely than not that our United States deferred tax assets will be realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
     Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on forward-looking statements. The forward- looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.
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
     Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a product purchase agreement with Sun Microsystems Inc., or Sun, to provide our storage hardware and software products for private label sales by Sun. That agreement has since been extended so that it expires on January 1, 2011 and now provides for automatic renewals for additional one-year periods unless either party notifies the other of its intent not to renew within a certain period of time. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. Since the start of the relationship, we have continued to develop new products for resale by Sun and others. Our agreement with Sun was most recently amended in September 2005 to provide for discounts for prompt payment by Sun of amounts due to us and an extended repair warranty for repaired or replacement products that we deliver to Sun. Because of the significance of our relationship with Sun, we are subject to seasonality associated with Sun’s business. Typically, sales in the second quarter of our fiscal year reflect the positive impact associated with Sun’s fiscal year-end. Conversely, sales in the third quarter of our fiscal year typically reflect the impact of lower Sun first quarter sales compared to the historically stronger sales of Sun’s June year-end quarter. On April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We believe that Sun’s decision to re-direct the award to another party will not impact our current SE3000 product line being sold to Sun.
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
     On January 28, 2006, we entered into a Master Purchase Agreement with Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V., collectively, Fujitsu. Under the agreement, Dot Hill and Fujitsu will jointly develop storage solutions utilizing key components and patented technologies from Dot Hill. We believe that once sales under this agreement commence, our revenue dependence upon Sun will be further reduced.

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
     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Research and development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development. General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions, expenditures for administrative facilities and expenditures for legal and accounting services. Restructuring expenses consist primarily of employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities.
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
Revenue Recognition
     Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Statement of Position (SOP) No. 97-2, Software Revenue Recognition.

     We recognize revenue for non-software product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.
     For software sales, we apply SOP No. 97-2, whereby revenue is recognized from software licenses at the time the product is delivered, provided there are no significant obligations related to the sale, the resulting receivable is deemed collectible and there is vendor-specific objective evidence supporting the value of the separate contract elements. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. A portion of the arrangement fee equal to the fair value of the undelivered elements, typically software maintenance contracts, is deferred and recognized ratably over the contract term, generally 12 months. Vendor specific objective evidence is based on the price charged when the element is sold separately. A typical arrangement includes a software-licensing fee and maintenance agreement.
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
     Due to our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill. immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years.
     As a result of our acquisition of Chaparral, a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of the acquired Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years.
     At December 31, 2005, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that a portion of our United States deferred tax assets would be realized and, at December 31, 2005, eliminated $47.1 million of valuation allowance associated with our United States deferred tax assets. The elimination of valuation allowance resulted in a $16.4 million decrease to goodwill to the extent of our acquired net deferred tax assets, a $5.4 million increase to equity for net operating losses arising from stock option deductions, with the remaining $25.3 million recognized as a one-time non-cash increase in earnings for the year ended December 31, 2005. As a result of our elimination of valuation allowance associated with United States deferred tax assets, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.
     We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) using the Black-Scholes option-pricing model.
     On December 1, 2005, we accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $6.74 per share that were previously awarded under our equity compensation plans to our employees. These options were accelerated to avoid recording future compensation expense with respect to such options following adoption of SFAS No. 123(R). Our management believes that because such options had exercise prices in excess of the current market value of our common stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 1, 2005. Options to purchase 0.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $11.71. Due to this acceleration, an additional $2.8 million was included in the pro forma stock-based compensation expense for the year ended December 31, 2005.
     As of March 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $7.0 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Contingencies
     We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding contingencies.
Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2005	2006
Net revenue:	100.0%	100.0%
Cost of goods sold	77.1	81.0

Gross profit	22.9	19.0

Operating expenses:
Sales and marketing	8.0	7.1
Research and development	8.1	16.5
General and administrative	4.5	10.5

Total operating expenses	20.7	34.1
Operating income (loss)	2.2	(15.1)
Other income, net	1.2	2.2
Income tax benefit	(0.2)	(4.4)

Net income (loss)	3.6%	(8.5)%

(percentages may not aggregate due to rounding)
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Revenue
     Net revenue increased $0.7 million, or 1.2%, to $58.7 million for the three months ended March 31, 2006 from $58.0 million for the three months ended March 31, 2005. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 87.7% of our net revenue for the three months ended March 31, 2006. Fibre Channel units shipped were 2,284 for the three months ended March 31, 2006 compared to 2,789 units for the three months ended March 31, 2005. Small Computer Systems Interface, or SCSI, units shipped were 3,265 for the three months ended March 31, 2006 compared to 3,570 units for the three months ended March 31, 2005. Blade units shipped were 1,958 for the three months ended March 31, 2006 compared to 926 units for the three months ended March 31, 2005. SATA units shipped were 674 for the three months ended March 31, 2006 compared to 566 units for the three months ended March 31, 2005. Additionally, the increase in revenue is attributable to sales of pre-production units related to our new product offerings. Non-Sun revenue was $7.2 million for the three months ended March 31, 2006 compared to $8.2 million for the three months ended March 31, 2005.
Cost of Goods Sold
     Cost of goods sold increased $2.8 million, or 6.3%, to $47.5 million for the three months ended March 31, 2006 from $44.7 million for the three months ended March 31, 2005. As a percentage of net revenue, cost of goods sold increased to 81.0% for the three months ended March 31, 2006 from 77.1% for the three months ended March 31, 2005. The increase in cost of goods sold was attributable to greater volume of product sales during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to a difference in our product mix and increased headcount.

Gross Profit
     Gross profit decreased $2.1 million, or 15.8%, to $11.2 million for the three months ended March 31, 2006 from $13.3 million for the three months ended March 31, 2005. As a percentage of net revenue, gross profit decreased to 19.0% for the three months ended March 31, 2006 from 22.9% for the three months ended March 31, 2005. The decrease in the dollar amount of gross profit is attributable to increased spending related to the product sales mix, additional headcount and consulting fees.
     The decrease in gross profit as a percentage of our net revenue for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005 is attributed principally to a difference in our product mix, including the transition of our largest customer from 160MB SCSI to Ultra 320 SCSI, increased headcount in operations in support of new product launches and sales of prototypes to our new OEM customers.
Sales and Marketing Expenses
     Sales and marketing expenses decreased $0.5 million, or 10.6%, to $4.2 million for the three months ended March 31, 2006 from $4.7 million for the three months ended March 31, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 7.1% for the three months ended March 31, 2006 from 8.0% for the three months ended March 31, 2005. The decrease in sales and marketing expenses is primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. We expect sales and marketing expenses for the year ending December 31, 2006 will exceed spending levels incurred during 2005 due to our continued efforts to increase our market share and expand both our non-OEM commercial sales and channel partners.
Research and Development Expenses
     Research and development expenses increased $5.0 million, or 106.4%, to $9.7 million for the three months ended March 31, 2006 from $4.7 million for the three months ended March 31, 2005. As a percentage of net revenue, research and development expenses increased to 16.5% for the three months ended March 31, 2006 from 8.1% for the three months ended March 31, 2005. The increase in research and development expenses is primarily due to the investment in prototypes and project materials for products under development for the company’s new OEM customers of $3.7 million and payroll related expenses of $0.7 million. We expect research and development expenses for the year ending December 31, 2006 will exceed spending levels incurred during 2005 due to activities related to future product offerings.
General and Administrative Expenses
     General and administrative expenses increased $3.6 million, or 138.5%, to $6.2 million for the three months ended March 31, 2006 from $2.6 million for the three months ended March 31, 2005. As a percentage of net revenue, general and administrative expenses increased to 10.5% for the three months ended March 31, 2006 from 4.5% for the three months ended March 31, 2005. The increase is primarily attributable to $1.3 million of expenses associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement, legal expense of $0.8 million, stock option expense and employee stock purchase plan expense of $0.2 million related to the adoption of SFAS No. 123(R), implementation expenses related to our new enterprise resource planning, or ERP, software package, which became operational in January 2006, of $0.2 million, and consulting expenses related to the compliance with the Sarbanes-Oxley Act of 2002 of $0.2 million.
Other Income
     Other income increased by $0.6 million, or 85.7%, to $1.3 million for the three months ended March 31, 2006 from $0.7 million for the three months ended March 31, 2005. The increase was primarily attributable to an increase in interest income of $0.6 million due to rising interest rates.
Income Taxes
     We recorded an income tax benefit of $2.6 million for the three months ended March 31, 2006 attributable to the net loss for the three months ended March 31, 2006. Our effective income tax rate of 34.1% for the three months ended March 31, 2006 differs from the US federal statutory rate due to our valuation allowance against operations taxed in foreign jurisdictions, state taxes, and the impact of share based compensation expense recognized under SFAS 123(R). At March 31, 2005, we recorded a tax benefit of $0.1 million, reflecting an effective tax rate of (5.6%). Our effective tax rate for the three months ended March 31, 2005 differs from the US federal statutory rate primarily due to our US and foreign valuation allowance position, federal and state minimum tax, and a discrete tax benefit of $0.2 million associated with the receipt by our European subsidiary of $0.2 million from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001.
     As of December 31, 2005, a valuation allowance of $3.6 million has been provided for our foreign deferred tax assets based upon our assessment of the future realizability of certain foreign deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these deferred tax assets.
     As of December 31, 2005, we have federal and state net operating losses of approximately $113.1 million and $49.0 million, which begin to expire in the tax years ending 2009 and 2006, respectively. In addition, we have federal tax credit carryforwards of $2.9 million, of which $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.4 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards of $3.1 million, of which $2.9 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006.
     As a result of our equity transactions, an ownership change, within the meaning of IRC Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of IRC Section 382 (f)) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years.
     We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.
Liquidity and Capital Resources
     As of March 31, 2006, we had $114.8 million of cash, cash equivalents and short-term investments. We had $130.1 million of working capital as of March 31, 2006.
     For the three months ended March 31, 2006, cash used in operating activities was $6.8 million compared to cash used in operating activities of $2.0 million for the same period in 2005. The net cash used in operating activities for the three months ended March 31, 2006 is primarily attributable to a net loss $5.0 million, an increase in accounts receivable of $10.2 million primarily due from Sun, an increase in our deferred tax assets of $2.6 million, a decrease in deferred revenue of $0.9 million, and an increase in prepaid expenses and other assets of $0.6 million. These amounts were offset by depreciation and amortization of $1.7 million, stock option expense related to the acceleration of our former chief executive officer’s stock options of $0.7 million, stock option expense of $0.3 million and employee stock purchase plan expense of $0.2 million attributable to the adoption of SFAS No. 123(R), an increase in accounts payable of $7.5 million primarily due to Solectron, and an increase in other long-term liabilities of $1.4 million primarily attributable to deferred rent related to our new corporate headquarters.
     Cash used in investing activities for the three months ended March 31, 2006 was $2.7 million compared to $21.5 million for the same period in 2005. The cash used in the three months ended March 31, 2006 is attributable to purchases related to our new corporate headquarters and machinery and equipment of $1.6 million, and purchases of short-term investments of $8.9 million, offset by the proceeds received from the maturity of short-term investments of $7.8 million.
     Cash provided by financing activities for the three months ended March 31, 2006 was $1.0 million compared to cash provided by financing activities of $0.7 million for same period in 2005. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.4 million and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.6 million.
     We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next 12 months and to enable us to pursue acquisitions or significant capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage our relationships with third party manufacturers, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations.

Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In June 2005, the FASB issued Staff Position (FSP) No. 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive, which was adopted by the European Union. FSP No. 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP No. 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. FSP No. 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which we have significant operations. We adopted the provisions of FSP 143-1 as it relates to these countries with no material impact on its financial statements. We will apply the guidance of FSP No. 143-1 as it relates to the remaining European Union member countries in we operate when those countries have adopted the WEEE Directive into law. The effect of applying FSP No. 143-1 in the remaining countries in future periods is not expected to have a material effect on our results of operations or financial condition.
     On February 23, 2006, the FASB issued FSP No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. FAS 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 is effective for our first reporting period beginning after February 3, 2006. We do not believe that the adoption of FSP No. FAS 123(R)-4 will have a material effect on our results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Risk
     Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields, and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, United States government/agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We do not expect to incur any material losses with respect to our investment portfolio.
     The following table provides information about our investment portfolio at December 31, 2005 and March 31, 2006. For investment securities, the table presents carrying values at December 31, 2005 and March 31, 2006 and, as applicable, and related weighted average interest rates by expected maturity dates.

	December 31, 2005	March 31, 2006
	(amounts in thousands)
Cash equivalents	$99,899	$94,061
Average interest rate	4.3%	4.6%
Short-term investments	$13,431	$14,535
Average interest rate	3.2%	4.2%
Total portfolio	$113,330	$108,596
Average interest rate	4.2%	4.7%

     We have a line of credit agreement, which accrues interest at a variable rate. As of March 31, 2006, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.
Foreign Currency Exchange Rate Risk
     A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we do not intend to engage in hedging activities in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2006. Based upon that evaluation, the chief executive officer and the interim chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
Changes in Internal Controls
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and our interim chief financial officer, of any change in our internal control over financial reporting that occurred during our last quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended March 31, 2006, we implemented a new ERP software package. While we have not finalized the documentation or performed testing of the related internal controls, we believe the implementation of our new ERP system has improved and will improve our internal controls over financial reporting by increasing the availability of data used in the financial closing process and through simplifying our closing process by decreasing the amount of manual processes previously required by our previous system. While we have not finalized the documentation or performed testing of the related internal controls, we believe the implementation of our new ERP system also has improved and will improve our internal control over inventory processing for the same reasons. Except as described above, the evaluation concluded that there has been no change in our internal control over financial reporting that occurred during the quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Our management, including our chief executive officer and our interim chief financial officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 1. Legal Proceedings
     Crossroads Systems Litigation
     On October 17, 2003, Crossroads Systems, Inc., or Crossroads, filed a lawsuit against us in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. Chaparral was added as a party to the lawsuit in March 2004. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one-transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of March 31, 2006. However, we expect to incur significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our operating results. A trial in the matter is expected to commence on June 5, 2006.
     Chaparral Securities Class Action
     In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of its former officers and directors in the United States District Court for the Central District of California. The lawsuit, among other things, alleges violations of federal and state securities laws and purports to seek damages on behalf of a class of shareholders who held interests in limited liability companies that had purchased, among other securities, Chaparral stock during a defined period prior to our acquisition of Chaparral. In May 2005, the Second Amended Complaint was dismissed with leave to amend. Plaintiffs filed a Third Amended Complaint, which the Court again dismissed with leave to amend in November of 2005 as to Chaparral and certain other defendants. Plaintiffs declined to amend within the proscribed period, and final judgment was entered in February 2006. Plaintiffs filed a notice appeal in the United States District Court of Appeals for the Ninth Circuit, though they have not filed their opening papers.
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of March 31, 2006.
     Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The court should approve a lead plaintiff(s) and approve lead counsel within the next 30 days. After the lead plaintiff files a consolidated class action complaint, or a consolidated complaint, we will move to dismiss the consolidated complaint.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. The cases are in the very preliminary stages. We believe the allegations against us and certain of our directors and executive officers in this action are without merit and we intend to vigorously defend against these claims. We are seeking dismissal of each derivative action by demurring to the complaints. The outcome is uncertain and no amounts have been accrued as of March 31, 2006.
     Other Litigation
     In addition to the actions discussed above, we are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. The outcome of the claims against us cannot be predicted with certainty. We believe that such litigation and claims will not have a material adverse effect on our financial condition or operating results.

Item 1A. Risk Factors
     The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.
Under our OEM agreements with Sun, NetApp and others, our customers are not required to make minimum purchases or purchase exclusively from us, and we cannot assure you that our relationship with these key customers will not be terminated or will generate significant sales.
     Our business is highly dependent on our relationship with Sun, and we believe will be dependent, in the future, on our relationship with NetApp, once sales to that customer begin to increase. Sales to Sun accounted for 86.2% and 87.7% of our net revenue for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively. Our OEM agreement with Sun had an initial term of three years and was extended in September 2005 for an additional five years through January 2011. Our OEM agreement with NetApp has a term of three years from the first commercial product shipments by NetApp, which is currently scheduled for the second half of 2006. There are no minimum purchase requirements or guarantees in our agreement with Sun or NetApp, the agreements do not obligate those customers to purchase storage solutions exclusively from us on a continual basis and either customer may cancel purchase orders submitted under the agreement at any time. Further, either customer may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by these customers to terminate their respective contracts, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2006 from sales of our products to Sun and NetApp. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from these customers, our business and result of operations will be significantly harmed.
Any decline in Sun’s or NetApp’s sales could harm our business.
     A substantial majority of our revenues are generated by sales to Sun, and we expect a substantial majority of our future revenues to be generated by a combination of sales to Sun and NetApp. If Sun’s or NetApp’s storage-related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. Further, in June 2005, Sun acquired StorageTek, which is a fellow provider of storage systems. Additionally, Sun purchases products from Engenio Information Technologies, Inc., or Engenio. During October 2004, Engenio announced that it had broadened its OEM agreement with Sun. Under terms of the expanded agreement, Engenio will provide Sun with new modular storage technology and will co-develop future Sun storage products. While we do not currently believe that Engenio’s relationship with Sun or Sun’s acquisition of StorageTek will impact our sales or our relationship with Sun, we cannot predict with certainty the impact that these circumstances will have, if any, on our future sales to Sun.
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
     During the third quarter of 2005, we entered into a Development and OEM Supply Agreement with NetApp pursuant to which we will design and develop general purpose disk arrays for a variety of products to be developed for sale to NetApp. We expect that sales to NetApp will increase, and have predicted that in the future, sales to NetApp will reduce our dependence upon Sun significantly and increase our revenue substantially. There are no guarantees that our relationship with NetApp will be successful, or that we will achieve the expected volume of sales to NetApp. Our agreement with NetApp does not provide for minimum purchase quantities, and allows NetApp to terminate the contract or stop purchasing from us upon the occurrence of certain events. If our sales to NetApp fall substantially short of our predictions, to the extent that our current stock price reflects anticipated increases in our revenue or profits based on sales to NetApp, our stock price likely will fall.

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
     None of our contracts with our existing channel partners, including Sun and NetApp, contain any minimum purchasing commitments. Further, we do not expect that future contracts with channel partners, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower revenue. In addition, our existing contracts do not require our channel partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our channel partners may sell the products of our competitors. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill.
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
We may experience losses in the future.
     For the years ended December 31, 2005, 2004 and 2003 we recorded net income of $26.6 million, $11.6 million and $12.1 million, respectively; however, for the years ended December 31, 2002 and 2001, we incurred net losses of $34.3 million and $43.4 million, respectively. Further, our latest forecast predicts that we will incur a loss for 2006, fueled, in part, by an increased investment in research and development and significant legal fees associated with our current legal matters. We cannot assure you that we will be profitable in any future period. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:
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
     Our available cash, cash equivalents, and short-term investments as of March 31, 2006 totaled $114.8 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events, such as Sun’s or NetApp’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.
     Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance (in millions).

Quarter	Net Revenue	Net Income (Loss)
First Quarter 2002	$10.9	$(6.2)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.
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
     Pricing pressures exist in the data storage market and have harmed and may, in the future, continue to harm our net revenue and earnings. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are customarily passed on to customers by storage companies through a continuing decrease in the price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers. Pricing pressures are also due, in part, to the current difficult economic conditions, which have led many companies in our industry to pursue a strategy of decreasing prices in order to win sales, the narrowing of functional differences among competitors, which forces companies to compete on price as opposed to features of products, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are unable to offset those pressures with commensurate cost reductions from our suppliers or by providing new products and features, our margins will be harmed.
Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which has already resulted in costly, time-consuming litigation and could result in the inability to offer certain products.
     We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. For example, we have registered trademarks for SANnet, SANpath®, SANscape®, Stratis®, Dot Hill®, Dot Hill Systems® and the Dot Hill logo. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.
     On October 17, 2003, Crossroads Systems filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. We were served with the lawsuit on October 27, 2003. In March 2004, Chaparral was added as a party to the lawsuit. The patents involve storage routers and methods for providing virtual local storage. Patent Number 5,941,972 involves the interface of SCSI storage devices and the Fibre Channel protocol and Patent Number 6,425,035 involves the interface of any one transport medium and a second transport medium. We believe that we have meritorious defenses to Crossroads’ claims and intend to vigorously defend against them. A trial in the matter is expected to commence on June 5, 2006. We have already incurred, and expect to continue to incur, significant legal expenses in connection with this litigation. These defense costs, and other expenses related to this litigation, will be expensed as incurred and will negatively affect our future operating results. If we are not successful in our defense of Crossroads’ claims, we may be required to pay significant amounts in the form of damages for past infringement. We also could be required to pay significant amounts in the form of licensing fees to allow us to continue to market certain products in the future, or Crossroads may deny us a license, which could lead to our inability to offer certain features on our products thereby rendering them less desirable or even unmarketable, or we may be denied the ability to distribute the product in any form. Further, other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.
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
     Although we have taken a number of steps to reduce operating costs, we may have to take further measures to reduce expenses if we experience operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue. As a result, if net revenue does not meet our projections, operating results may be negatively affected. We may experience shortfalls in net revenue for various reasons, including:
•	significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers and manufacturers to allocate available supplies or capacity to other customers, which, in turn, may harm our ability to meet our sales obligations;

•	the reduction, rescheduling or cancellation of customer orders; and

•	our inability to market products with competitive features, or the inability to market certain products in any form, due to the patents or other intellectual property rights of third parties.
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
     Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Patrick Collins, our Chief Operating Officer, and Phil Davis, our Senior Vice President of Worldwide Sales and Marketing. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.
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
     As of March 31, 2006, our executive officers, directors and their affiliates beneficially owned approximately 10.5% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.
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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of March 31, 2006 there were outstanding warrants to purchase 1,696,081 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.
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
     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, in late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. The cases are in the very preliminary stages. We believe the allegations against us and certain of our directors and executive officers in this action are without merit and we intend to vigorously defend against these claims. Securities litigation could result in the expenditure of substantial funds, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.
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

Compliance with Sarbanes-Oxley Act of 2002.
     We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in significant accounting and legal expenses. We expect to continue to incur significant expense in future periods to comply with regulations pertaining to corporate governance as described above. In addition, we have recently implemented an ERP system. This process is extremely complicated, time consuming and expensive, and while we believe the implementation was successful, it may not be sufficient to address all of our accounting system management needs.
Item 6. Exhibits
The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Bylaws of Dot Hill Systems Corp. (1)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Bylaws of Dot Hill Systems Corp. (1)

4.3	Form of Common Stock Certificate. (2)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (3)

4.5	Form of Rights Certificate. (3)

10.1	Offer letter agreement dated February 22, 2006 between Dot Hill Systems Corp. and Patrick Collins. (4)†

10.2	Consulting letter agreement effective March 1, 2006 and dated March 2, 2006 between Dot Hill Systems Corp. and James L. Lambert. (5)

10.3	Description of 2006 Executive Compensation Plan. (5)†

10.4	Master Purchase Agreement effective January 13, 2006 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V.*

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 8, 2006 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: May 10, 2006	By	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2006	By	/s/ SHAD L. BURKE
Shad L. Burke
Interim Chief Financial Officer, Vice President of Finance, Corporate Controller and Assistant Secretary (Principal Financial and Accounting Officer)