Form 10-Q
period 2006-06-30
DOT HILL SYSTEMS CORP
filed 2006-10-19
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3460176
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

2200 Faraday Avenue, Suite 100, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 44,946,005 shares of common stock, $0.001 par value, outstanding as of October 17, 2006.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2006
INDEX

Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-December 31, 2005 and June 30, 2006
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)-Three Months Ended June 30, 2005 and 2006 and Six Months Ended June 30, 2005 and 2006
Condensed Consolidated Statements of Cash Flows-Six Months Ended June 30, 2005 and 2006
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$108,803	$105,460
Short-term investments	13,431	4,742
Accounts receivable, net of allowance of $294 and $403	34,312	49,180
Inventories	2,804	2,167
Prepaid expenses and other	4,539	4,482
Legal settlement receivable	—	5,720
Deferred tax assets	5,762	5,762

Total current assets	169,651	177,513
Property and equipment, net	7,891	9,796
Goodwill	40,725	40,725
Other intangible assets, net	7,414	5,724
Deferred tax assets	41,379	47,151
Other assets	234	193

Total assets	$267,294	$281,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,732	$35,890
Accrued compensation	3,561	3,329
Accrued expenses	3,633	5,256
Accrued legal settlement	—	10,500
Deferred revenue	1,327	334
Income taxes payable	60	9
Restructuring accrual	45	—

Total current liabilities	34,358	55,318
Other long-term liabilities	885	2,129

Total liabilities	35,243	57,447

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 44,417 and 44,748 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	44	45
Additional paid-in capital	285,377	288,746
Accumulated other comprehensive loss	(118)	(283)
Accumulated deficit	(53,252)	(64,853)

Total stockholders’ equity	232,051	223,655

Total liabilities and stockholders’ equity	$267,294	$281,102

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
NET REVENUE	$65,897	$66,265	$123,908	$124,951
COST OF GOODS SOLD	49,752	52,495	94,486	100,020

GROSS PROFIT	16,145	13,770	29,422	24,931

OPERATING EXPENSES:
Sales and marketing	5,101	4,144	9,740	8,297
Research and development	5,342	12,120	10,055	21,832
General and administrative	2,755	3,971	5,397	10,124
Legal settlement	—	3,350	—	3,350

Total operating expenses	13,198	23,585	25,192	43,603

OPERATING INCOME (LOSS)	2,947	(9,815)	4,230	(18,672)

OTHER INCOME:
Interest income, net	764	1,374	1,398	2,686
Other income, net	12	26	86	26

Total other income, net	776	1,400	1,484	2,712

INCOME (LOSS) BEFORE INCOME TAXES	3,723	(8,415)	5,714	(15,960)
INCOME TAX EXPENSE(BENEFIT)	426	(1,789)	316	(4,359)

NET INCOME (LOSS)	$3,297	$(6,626)	$5,398	$(11,601)

NET INCOME (LOSS) PER SHARE:
Basic	$0.08	$(0.15)	$0.12	$(0.26)

Diluted	$0.07	$(0.15)	$0.12	$(0.26)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	43,805	44,632	43,773	44,575

Diluted	45,350	44,632	45,539	44,575

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$3,297	$(6,626)	$5,398	$(11,601)
Foreign currency translation adjustments	130	(160)	146	(200)
Net unrealized gain (loss) on short-term investments	112	9	(21)	35

Comprehensive income (loss)	$3,539	$(6,777)	$5,523	$(11,766)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2006
Cash Flows From Operating Activities:
Net income (loss)	$5,398	$(11,601)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,079	3,472
Loss on disposal of property and equipment	68	71
Provision for doubtful accounts	421	3
Stock-based compensation expense	8	2,061
Gain on sale of short-term investments	(5)	—
Deferred taxes	—	(5,789)
Changes in operating assets and liabilities:
Accounts receivable	(6,755)	(14,708)
Inventories	744	713
Prepaid expenses and other assets	(1,617)	124
Legal settlement receivable	—	(5,720)
Accounts payable	(9,456)	9,656
Accrued compensation and expenses	(412)	589
Legal settlement payable	—	10,500
Deferred revenue	(60)	(998)
Income taxes payable	(7)	(51)
Restructuring accrual	(49)	(45)
Other long-term liabilities	(25)	1,243

Net cash used in operating activities	(7,668)	(10,480)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,857)	(2,993)
Sales and maturities of short-term investments	31,826	19,075
Purchases of short-term investments	(25,113)	(10,337)

Net cash provided by investing activities	4,856	5,745

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	550	603
Proceeds from exercise of stock options and warrants	150	722

Net cash provided by financing activities	700	1,325

Effect of Exchange Rate Changes on Cash	146	67

Net Decrease in Cash and Cash Equivalents	(1,966)	(3,343)
Cash and Cash Equivalents, beginning of period	67,496	108,803

Cash and Cash Equivalents, end of period	$65,530	$105,460

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$—	$801

Cash paid for interest	$—	$—

Cash paid for income taxes	$498	$49

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the instructions to Securities and Exchange Commission, or SEC, Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.
     We recognize revenue for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on our stated billing rates which are consistent with amounts charged separately and other companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.
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
     We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 as further described below. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).
     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June

30, 2006. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by Dot Hill if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by Dot Hill in 2005.
     As of June 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $7.1 million, which is expected to be recognized over a weighted average period of approximately 1.7 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of goods sold	$89	$140
Sales and marketing	57	144
Research and development	125	305
General and administrative	468	1,378

Share-based compensation expense before taxes	739	1,967
Related deferred income tax benefits	(111)	(294)

Share-based compensation expense, net of income taxes	$628	$1,673

Net share-based compensation expense per basic and diluted common share	$0.01	$0.04

Share-based compensation expense is derived from:
Stock options	$694	$1,750
2000 ESPP	45	217

Total	$739	$1,967

     Share-based compensation expense recognized during the three and six months ended June 30, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of June 30, 2006 has been adjusted for estimated forfeitures.
  Stock Incentive Plans
     2000 EIP. During 2006 and 2005, we primarily granted options to purchase common stock to our employees and consultants under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of June 30, 2006, options to purchase 5,286,776 shares of common stock were outstanding under the 2000 EIP and the options to purchase 1,012,370 shares of common stock remained available for grant under the 2000 EIP.

     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of June 30, 2006, options to purchase 454,292 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 473,124 shares of common stock remained available for grant under the 2000 NEDSOP.
     2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 102,621 and 121,341 shares issued for the 2000 ESPP purchase periods that ended in the six months ended June 30, 2005 and 2006, respectively.
     Share-Based Compensation Cost under SFAS No. 123
     Prior to January 1, 2006, we disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require Dot Hill to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, our net income for the three and six months ended June 30, 2005 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$3,297	$5,398
Stock-based compensation, as reported	3	8
Total stock-based compensation determined under fair value based method for all awards	(1,047)	(2,440)

Pro forma income	$2,253	$2,966

Basic net income per share, as reported	$0.08	$0.12

Diluted net income per share, as reported	$0.07	$0.12

Basic net income per share, SFAS No. 123 adjusted	$0.05	$0.07

Diluted net income per share, SFAS No. 123 adjusted	$0.05	$0.07

     Pro forma disclosures for the three and six months ended June 30, 2006 are not presented because the amounts are recognized in the unaudited condensed consolidated statement of operations in accordance with SFAS No. 123(R).
     To estimate compensation expense which would have been recognized under SFAS No. 123 for the six months ended June 30, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the six months ended June 30, 2006, we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP				2000 ESPP
	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2006		2005		2006
Risk-free interest rate	3.82%		4.90%		3.71%		4.47%
Expected dividend yield	—%		—%		—%		—%
Volatility	79%		68%		81%		68%
Expected life	4.0	years	5.5	years	0.5	years	0.5	years
     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.

     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at December 31, 2005	4,830,811	$6.52
Granted	1,802,500	5.54
Exercised	(185,010)	3.47
Forfeited	(414,962)	5.85
Expired	(290,270)	7.66

Outstanding at June 30, 2006	5,743,069	$6.30	7.76	$977
Vested and expected to vest at June 30, 2006	5,261,752	$6.37	0.59	$977
Exercisable at June 30, 2006	3,316,215	$6.81	6.59	$964
     The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 and 2005 were $3.50 per share and $3.44 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.2 million and $0.1 million, respectively.
     During the six months ended June 30, 2006, financing cash generated from share-based compensation arrangements amounted to $0.7 million for the purchase of shares upon exercise of options and $0.6 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
     Additional information regarding options outstanding for all plans as of June 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price
$1.34 — 3.37	1,066,383	5.52	$2.50	1,036,086	$2.49
$3.38 — 4.92	1,058,041	9.49	4.12	191,461	4.26
$4.95 — 6.25	1,224,643	7.63	5.93	774,893	5.91
$6.36 — 6.87	1,115,719	9.32	6.71	110,492	6.41
$6.88 — 13.50	1,029,383	6.88	10.29	954,383	10.56
$13.88 — 17.14	248,900	7.43	15.32	248,900	15.32

Total	5,743,069	7.76	$6.30	3,316,215	$6.81

     The aggregate intrinsic value in the table above is based our closing stock price of $3.42 per share as of the last business day of the six months ended June 30, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the six months ended June 30, 2006 and 2005 was $2.1 million and $2.9 million, respectively.
3. Stock Option Expense Related To Historical Grant Practices
     In response to recently reported industry issues around option pricing, our Audit Committee, which is comprised of independent directors, concluded a self-initiated review of our historical stock option grant practices and related accounting. This review was proactive and voluntary. Our Audit Committee reviewed our option grant practices dating back to our merger with Artecon, Inc. in 1999 and identified certain immaterial errors relating to our accounting for stock options during our 2000 through 2002 fiscal years. As a result, the Company recognized $0.1 million of cost of goods sold and sales and marketing expenses for the three months ended June 30, 2006 associated with the errors identified by our Audit Committee’s review that was not recognized in prior periods. The expense associated with the errors was not material in any of the prior periods during which the expenses should have been recognized nor was the cumulative adjustment material to the three or six months ended June 30, 2006. The $0.1 million stock option expense recognized for the three months ended June 30, 2006 was in addition to the $0.6 million and $1.7 million share-based compensation cost resulting from SFAS No. 123(R) for the three and six months ended June 30, 2006, respectively, as discussed in note 2.

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
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Shares used in computing basic net income (loss)per share	43,805	44,632	43,773	44,575
Dilutive effect of warrants and common stock equivalents	1,545	—	1,766	—

Shares used in computing diluted net income (loss) per share	45,350	44,632	45,539	44,575

     For the three months ended June 30, 2005, outstanding options to purchase 3,100,642 shares of common stock with exercise prices ranging from $5.20 to $17.14 per share were outstanding, but were not included in the calculation of diluted loss per share because their effect was antidilutive. For the six months ended June 30, 2005, outstanding options to purchase 2,693,068 shares of common stock with exercise prices ranging from $5.70 to $17.14 per share were outstanding, but were not included in the calculation of diluted loss per share because their effect was antidilutive.
     For the three months ended June 30, 2006, outstanding options to purchase 5,634,808 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,696,081 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive. For the six months ended June 30, 2006, outstanding options to purchase 5,319,744 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,705,329 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive.
5. Short-Term Investments
     The following table summarizes our short-term investments as of June 30, 2006 (in thousands):

		Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
U.S. Government securities	$3,250	$(5)	$—	$3,245
Corporate debt	1,497	—	—	1,497

	$4,747	$(5)	$—	$4,742

     For the three and six months ended June 30, 2006, we did not recognize any gross realized gains on sale of investments.
     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The cost and fair value of short-term investments at June 30, 2006 by contractual maturity are shown below (in thousands).

	Cost	Fair Value
Due in one year or less	$1,497	$1,497
Due after one year through five years	3,250	3,245

Total	$4,747	$4,742

     The following table shows the gross unrealized losses and fair values of our investments in individual securities that have been in a continuous unrealized loss position, deemed to be temporary, for less than and greater than 12 months, aggregated by investment category, at June 30, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government securities	$—	$—	$3,245	$(5)	$3,245	$(5)
Corporate debt	$1,497	$—	$—	$—	$1,497	$—

Total	$1,497	$—	$3,245	$(5)	$4,742	$(5)

     U.S. Government Securities. The unrealized losses on our investments in U.S. Government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.
     Corporate Debt Securities. Our investment in debt securities consist primarily of investments in corporate bonds.
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2005	June 30, 2006
Purchased parts and materials	$1,058	$739
Finished goods	1,746	1,428

	$2,804	$2,167

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
     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of June 30, 2006 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(2,593)	$2,407
Developed technology	2,600	(2,428)	172
Customer relationships	2,500	(1,665)	835
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(260)	2,310

Total other intangible assets	$12,770	$(7,046)	$5,724

     As of June 30, 2006, the weighted average amortization period for the above intangibles is 2.9 years.
     Estimated future amortization expense related to other intangible assets as of June 30, 2006 is as follows (in thousands):

Years ending December 31,
2006 (remaining 6 months)	$1,343
2007	2,101
2008	1,255
2009	514
2010	511

Total	$5,724

8. Product Warranties
     We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Estimated liabilities for product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Balance, beginning of period	$700	$746
Charged to operations	491	1,121
Deductions for costs incurred	(561)	(1,237)

Balance, end of period	$630	$630

9. Restructurings
     Restructuring liabilities were originally recorded in 2001 and 2002 and pertain to leases for former offices located in New York, Chicago and Carlsbad that extend through 2006. As of June 30, 2006, all amounts related to restructuring have been utilized.
     The following is a summary of restructuring activity recorded during the six months ended June 30, 2006 (in thousands):
March 2001 Restructuring

				Accrued
	Accrued			Restructuring
	Restructuring	Additional	Current	Expenses at
	Expenses at	Restructuring	Amounts	June 30,
	December 31, 2005	Expenses	Utilized	2006
Facility closures and related costs	$45	$—	$(45)	$—
10. Income Taxes
     We recorded an income tax expense (benefit) of $(1.8) million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively. Our effective income tax rate was 21.3% for the three months ended June 30, 2006. Our effective income tax rate for the three months ended June 30, 2006 differs from the United States federal statutory rate due to our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes, state taxes, the impact of share based compensation expense recognized under SFAS 123(R) and a discrete tax benefit of $0.1 million associated with the disqualifying dispositions of stock options.
     For the six months ended June 30, 2006 and 2005, we recorded an income tax expense (benefit) of $(4.4) million and $0.3 million, respectively. Our effective income tax rate of 27.3% for the six months ended June 30, 2006 differs from the United States federal statutory rate due to our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes, state taxes, the impact of share based compensation expense recognized under SFAS 123(R) and a discrete tax benefit of $0.1 million associated with the disqualifying dispositions of stock options.
     We currently anticipate an effective income tax rate of approximately 27% for the year ended December 31, 2006.
     We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
     At December 31, 2005, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that our United States deferred tax assets would be realized and, at December 31, 2005, eliminated $47.1 million of valuation allowance associated with our United States deferred tax assets. The elimination of valuation allowance resulted in a $16.4 million decrease to goodwill to the extent of our acquired net deferred tax assets and a $5.4 million increase to equity for net operating losses arising from stock option deductions, with the remaining $25.3 million recognized as an increase in earnings for the year ended December 31, 2005. As a result of our elimination of valuation allowance associated with United States deferred tax assets, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.
          As of December 31, 2005, a valuation allowance of $3.6 million has been provided for the foreign deferred tax assets based upon our assessment of the future realizability of certain foreign deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.
          As of December 31, 2005, we had federal and state net operating losses of approximately $113.1 million and $49.0 million, respectively, which begin to expire in the tax years ending 2009 and 2006, respectively. In addition, we have federal tax credit carryforwards of $2.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.4 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards of $3.1 million, of which $2.9 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006.
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
11. Accumulated Other Comprehensive Loss
          The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign	Unrealized
	Currency	Gain (Loss) on
	Items	Securities	Total
Balance, December 31, 2005	$(78)	$(40)	$(118)
Quarterly change	(40)	26	(14)

Balance, March 31, 2006	$(118)	$(14)	$(132)
Quarterly change	(160)	9	(151)

Balance, June 30, 2006	$(278)	$(5)	$(283)

12. Commitments and Contingencies
     Commitments
     Consulting Agreement with Former Executive
          In March 2006, we entered into a consulting agreement with our former Chief Executive Officer, James L. Lambert. Pursuant to the consulting letter agreement, Mr. Lambert will perform consulting services for us during a three-year period beginning as of March 1, 2006 for a consulting fee of $16,666 per month. The vesting of 218,125 of Mr. Lambert’s stock options, with an average exercise price of $5.63 per share, was accelerated in full in connection with the consulting agreement, and such stock options will continue to be exercisable during the consulting period in accordance with their terms. Mr. Lambert will be restricted from competing with us during the consulting period, and the consulting period will terminate early upon an acquisition of us, Mr. Lambert’s election or Mr. Lambert’s death or permanent disability. In the event of any such early termination, Mr. Lambert will receive a lump sum payment equal to the amount he would have been eligible to receive if the consulting period continued for the full original three-year period. Based on the terms of this agreement, we recognized a non-cash stock option expense of $0.7 million related to the acceleration of stock options and consulting fees of $0.6 million during the six months ended June 30, 2006.

          Change of Control Agreements
          On April 6, 2006, we amended our change of control agreement with Dana W. Kammersgard and entered into a change of control agreement with Philip A. Davis. Mr. Kammersgard’s amended change of control agreement provides that, in the event of an acquisition of Dot Hill or similar corporate event, Mr. Kammersgard’s then remaining unvested stock and options will become fully vested and he will be entitled to a lump sum cash payment equal to 125% of his annual base salary then in effect, reduced by any severance payments payable under his employment agreement. Mr. Davis’ change of control agreement provides that if Mr. Davis’ employment with us is terminated, other than for cause, in connection with an acquisition of Dot Hill or similar corporate event, Mr. Davis’ then remaining unvested stock and options will become fully vested and he will be entitled to a lump sum cash payment equal to 125% of his annual base salary then in effect.
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
          On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads Systems, Inc. that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by US Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
          On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill has breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
          As of June 30, 2006, we have recognized a $10.50 million legal settlement payable and a $5.72 million legal settlement receivable related to the Crossroads litigation matters.

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
          Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of June 30, 2006.
          Dot Hill Securities Class Actions and Derivative Suits
          In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, which we are moving to dismiss.
          In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing and all derivative actions have been stayed until October 30, 2006 pending that investigation. The outcome is uncertain, and no amounts have been accrued as of June 30, 2006.
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
13. Credit Facility
          Effective July 1, 2004, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2006. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2005 and June 30, 2006, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million. On July 1, 2006, the credit agreement was extended to July 1, 2007. The revolving line of credit will continue under the same rates and terms previously in effect.
14. Warrants
     During June 2006, a fully vested warrant held by an OEM customer to purchase 1,239,527 shares of our common stock at $2.97 per share was assigned to a third party.
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
     Sales to our largest channel partner accounted for approximately 84% and 87% of our net revenue during the three months ended June 30, 2006 and 2005, respectively, and 86% for each of the six months ended June 30, 2006 and 2005.
     Information concerning revenue by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
June 30, 2006:
Net revenue	$63,775	$1,649	$841	$66,265
Gross profit	$13,390	$255	$125	$13,770
June 30, 2005:
Net revenue	$63,742	$1,429	$726	$65,897
Gross profit	$15,318	$340	$487	$16,145

	SANnet	Legacy and
	Family	Other	Services	Total
Six months ended:
June 30, 2006:
Net revenue	$120,921	$2,288	$1,742	$124,951
Gross profit	$23,988	$317	$626	$24,931
June 30, 2005:
Net revenue	$119,386	$3,015	$1,507	$123,908
Gross profit	$27,707	$678	$1,037	$29,422
     Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
June 30, 2006	$268,497	$7,878	$4,727	$281,102
December 31, 2005	$256,028	$8,240	$3,026	$267,294

     Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net revenue:
United States	$62,068	$62,945	$116,133	$117,964
Europe	2,932	2,235	5,405	4,469
Asia	897	1,085	2,370	2,518

	$65,897	$66,265	$123,908	$124,951

Operating income (loss):
United States	$3,916	$(8,980)	$5,833	$(17,704)
Europe	(748)	(712)	(1,284)	(847)
Asia	(221)	(123)	(319)	(121)

	$2,947	$(9,815)	$4,230	$(18,672)

     Net revenue is recorded in the geographic area in which the sale is originated.
16. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of Statement No. 154 to significantly affect our financial condition or results of operations.
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
     In June 2006, FASB issued Interpretation Number (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for the fiscal year beginning after December 15, 2006. We are currently assessing the impact that FIN No. 48 will have on our results of operations and financial condition.

17. Subsequent Events
     On July 17, 2006, we announced the appointment of Hanif I. Jamal as our Senior Vice President, Chief Financial Officer and Corporate Secretary, effective July 31, 2006. We have entered into an offer letter and change of control agreement with Mr. Jamal, and will enter into our standard form of indemnity agreement with Mr. Jamal. Upon commencement of his employment with us, Mr. Jamal will receive a stock option to purchase 225,000 shares of our common stock pursuant to the 2000 EIP. Mr. Jamal’s change of control agreement provides that if Mr. Jamal’s employment with us is terminated, other than for cause, in connection with an acquisition of Dot Hill or similar corporate event, Mr. Jamal’s then remaining unvested stock and options will become fully vested and he will be entitled to a lump sum cash payment equal to 125% of his annual base salary then in effect.
     Also on July 17, 2006, we announced that Patrick E. Collins resigned from his position as our Chief Operating Officer, effective July 17, 2006, for personal reasons. Mr. Collins will continue his involvement with us on a consultancy basis pursuant to a consulting letter agreement, effective as of July 17, 2006. Pursuant to the consulting letter agreement, Mr. Collins will perform consulting services for us during a six-month period beginning as of July 17, 2006 for a consulting fee of $5,000 per week plus payments totaling up to $150,000 upon the achievement of certain milestones related to augmenting our outsourced supply chain model. Mr. Collins will be restricted from competing with us during the consulting period. The consulting period may be terminated early by either party with prior written notice, with or without cause, but in the event we terminate the consulting period early without cause, Mr. Collins will receive a lump sum payment equal to the lesser of $60,000 or the remaining amount he would have been eligible to receive if the consulting period continued for the full original six-month period.
     In July 2006, a fully vested warrant held by an OEM customer to purchase 154,742 shares of our common stock at $3.25 per share was assigned to a third party.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
     Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are applicable, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
     Sales to Sun accounted for approximately 84% and 87% of our net revenue during the three months ended June 30, 2006 and 2005, respectively, and 86% for each of the six months ended June 30, 2006 and 2005. Because of the significance of our relationship with Sun, we are subject to seasonality associated with Sun’s business. Typically, sales in the second quarter of our fiscal year reflect the positive impact associated with Sun’s fiscal year-end. Conversely, sales in the third quarter of our fiscal year typically reflect the impact of lower Sun first quarter sales compared to the historically stronger sales of Sun’s June year-end quarter. On April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We believe that Sun’s decision to re-direct the award to another party will not impact our current SE3000 product line being sold to Sun. However, we expect that beginning in 2007, we will begin to derive a greater proportion of our net revenues from customers other than Sun.
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
     Gross profit is the difference between our net revenues and our cost of goods sold for a particular period. Our gross margins are determined in large part based on our manufacturing costs, our component costs and our ability to bundle RAID controllers, software and low cost value added features into our products, as well as the prices at which we sell our products. As we begin to derive a great portion of our net revenues from sales of products to customers other than Sun, a greater percentage of products may be sold without RAID controllers, software or other margin enhancing features. Our costs to manufacture these products may decline if we can shift manufacturing to lower costs countries and when the manufacturing processes mature. However despite efforts to reduce our manufacturing costs, our gross margins and operating results are likely to be adversely affected because of pricing pressures and mix of product sales.
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
     Revenue Recognition
          Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition.
          We recognize revenue for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.
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
     Our assessment of whether goodwill has been impaired may be affected by a number of factors, including our continued profitability. To the extent we experience operating losses and reduce our estimated future cash flows, we may be required to recognize significant charges for impairment of our goodwill, which would adversely affect our operating results.
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
     Our ongoing assessment of the future realizability of our United States deferred tax assets will be dependent on a number of factors, including our continued profitability. To the extent we experience operating losses or determine that the future realization of the deferred tax assets is judged not to be more likely than not, we may be required to recognize substantial additional valuations allowances with respect to our United States deferred tax assets.
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
     At December 31, 2005, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that our United States deferred tax assets would be realized and, at December 31, 2005, eliminated $47.1 million of valuation allowance associated with our United States deferred tax assets. The elimination of valuation allowance resulted in a $16.4 million decrease to goodwill to the extent of our acquired net deferred tax assets, a $5.4 million increase to equity for net operating losses arising from stock option deductions, with the remaining $25.3 million recognized as a one-time non-cash increase in earnings for the year ended December 31, 2005. As a result of our elimination of valuation allowance associated with United States deferred tax assets, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.

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
     We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under the modified prospective transition method, share-based compensation expense for the first six months of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) using the Black-Scholes option-pricing model.
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
     As of June 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $7.1 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.
     In response to recently reported industry issues around option pricing, our Audit Committee, which is comprised of independent directors, concluded a self-initiated review of our historical stock option grant practices and related accounting. This review was proactive and voluntary. Our Audit Committee reviewed our option grant practices dating back to our merger with Artecon, Inc. in 1999 and identified certain immaterial errors relating to our accounting for stock options during our 2000 through 2002 fiscal years. As a result, the Company recognized $0.1 million of cost of goods sold and sales and marketing expenses for the three months ended June 30, 2006 associated with the errors identified by our Audit Committee’s review that was not recognized in prior periods. The expense associated with the errors was not material in any of the prior periods during which the expenses should have been recognized nor was the cumulative adjustment material to the three or six months ended June 30, 2006. The $0.1 million stock option expense recognized for the three months ended June 30, 2006 was in addition to the $0.6 million and $1.7 million share-based compensation cost resulting from SFAS No. 123(R) for the three and six months ended June 30, 2006, respectively.
  Contingencies
     We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 12 to our condensed consolidated financial statements for further information regarding contingencies.

Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.5	79.2	76.3	80.0

Gross profit	24.5	20.8	23.7	20.0

Operating expenses:
Sales and marketing	7.7	6.3	7.9	6.6
Research and development	8.1	18.3	8.1	17.5
General and administrative	4.2	6.0	4.4	8.1
Legal settlement	—	5.1	—	2.7

Total operating expenses	20.0	35.6	20.3	34.9
Operating income (loss)	4.5	(14.8)	3.4	(14.9)
Other income, net	1.2	2.1	1.2	2.2
Income tax expense (benefit)	0.6	(2.7)	0.3	(3.5)

Net income (loss)	5.0%	(10.0)%	4.4%	(9.3)%

(percentages may not aggregate due to rounding)
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Revenue
     Net revenue increased $0.4 million, or 0.6%, to $66.3 million for the three months ended June 30, 2006 from $65.9 million for the three months ended June 30, 2005. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 84% of our net revenue for the three months ended June 30, 2006. Fibre Channel units shipped were 2,867 for the three months ended June 30, 2006 compared to 2,717 units for the three months ended June 30, 2005. Small Computer Systems Interface, or SCSI, units shipped were 3,811 for the three months ended June 30, 2006 compared to 3,923 units for the three months ended June 30, 2005. Blade units shipped were 3,840 for the three months ended June 30, 2006 compared to 1,648 units for the three months ended June 30, 2005. SATA units shipped were 743 for the three months ended June 30, 2006 compared to 810 units for the three months ended June 30, 2005. Non-Sun revenue was $10.6 million for the three months ended June 30, 2006 compared to $8.6 million for the three months ended June 30, 2005.
Cost of Goods Sold
     Cost of goods sold increased $2.7 million, or 5.4%, to $52.5 million for the three months ended June 30, 2006 from $49.8 million for the three months ended June 30, 2005. As a percentage of net revenue, cost of goods sold increased to 79.2% for the three months ended June 30, 2006 from 75.5% for the three months ended June 30, 2005. The increase in cost of goods sold was attributable to greater volume of product sales during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to a difference in our product mix and increased headcount (see gross profit section below for further explanation).
Gross Profit
     Gross profit decreased $2.3 million, or 14.3%, to $13.8 million for the three months ended June 30, 2006 from $16.1 million for the three months ended June 30, 2005. As a percentage of net revenue, gross profit decreased to 20.8% for the three months ended June 30, 2006 from 24.5% for the three months ended June 30, 2005. The decrease in the dollar amount of gross profit is attributable to increased spending related to our product sales mix and additional headcount.
     The decrease in gross profit as a percentage of our net revenue for the three months ended June 30, 2006 when compared to the three months ended June 30, 2005 is attributable principally to a difference in our product mix, increased headcount in operations in support of new product launches and sales of prototypes to our new OEM customers.

Sales and Marketing Expenses
     Sales and marketing expenses decreased $1.0 million, or 19.6%, to $4.1 million for the three months ended June 30, 2006 from $5.1 million for the three months ended June 30, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 6.3% for the three months ended June 30, 2006 from 7.7% for the three months ended June 30, 2005. The decrease in sales and marketing expenses is primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. We expect sales and marketing expenses for the year ending December 31, 2006 will not exceed spending levels incurred during 2005.
Research and Development Expenses
     Research and development expenses increased $6.8 million, or 128.3%, to $12.1 million for the three months ended June 30, 2006 from $5.3 million for the three months ended June 30, 2005. As a percentage of net revenue, research and development expenses increased to 18.3% for the three months ended June 30, 2006 from 8.1% for the three months ended June 30, 2005. The increase in research and development expenses is primarily due to the investment in prototypes and project materials for products under development for our new OEM customers of $5.6 million, payroll related expenses of $0.6 million, testing expense of $0.4 million and stock option expense and employee stock purchase plan expense of $0.1 million related to the adoption of SFAS 123(R). We expect research and development expenses for the year ending December 31, 2006 will exceed spending levels incurred during 2005 due to activities related to future product offerings.
General and Administrative Expenses
     General and administrative expenses increased $1.2 million, or 42.9%, to $4.0 million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005. As a percentage of net revenue, general and administrative expenses increased to 6.0% for the three months ended June 30, 2006 from 4.2% for the three months ended June 30, 2005. The increase is primarily attributable to legal expenses of $1.2 million related to our ongoing litigation and stock option expense and employee stock purchase plan expense of $0.5 million related to the adoption of SFAS No. 123(R). This is offset by a net decrease in bad debt expense of $0.5 million primarily attributed to a former Chaparral accounts receivable balance written-off during the three months ended June 30, 2005.
Legal Settlement Expense
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads Systems, Inc., or Crossroads, that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads an additional $7.15 million on behalf of Dot Hill on July 17, 2006, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Please refer to note 12 in the accompanying condensed consolidated financial statements.
Other Income
     Other income increased by $0.6 million, or 75.0%, to $1.4 million for the three months ended June 30, 2006 from $0.8 million for the three months ended June 30, 2005. The increase was primarily attributable to an increase in interest income of $0.6 million due to higher interest rates.
Income Taxes
     We recorded an income tax benefit of $1.8 million for the three months ended June 30, 2006 attributable to the net loss for the three months ended June 30, 2006. Our effective income tax rate of 21.3% for the three months ended June 30, 2006 differs from the United States federal statutory rate due to our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes, state taxes, the impact of share based compensation expense recognized under SFAS 123(R) and a discrete tax benefit of $0.1 million associated with the disqualifying dispositions of stock options. At June 30, 2005, we recorded tax expense of $0.4 million, reflecting an effective tax rate of 11.4%. Our effective tax rate for the three months ended June 30, 2005 differs from the United States federal statutory rate primarily due to our net operating loss carryforwards for which a valuation allowance had previously been recorded.

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
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Revenue
     Net revenue increased $1.1 million, or 0.9%, to $125.0 million for the six months ended June 30, 2006 from $123.9 million for the six months ended June 30, 2005. The increase in net revenue was attributable to increased orders for our products from our channel partner, Sun, which accounted for 86% of our net revenue for the six months ended June 30, 2006. Fibre Channel units shipped were 5,181 for the six months ended June 30, 2006 compared to 5,506 units for the six months ended June 30, 2005. SCSI units shipped were 7,076 for the six months ended June 30, 2006 compared to 7,493 units for the six months ended June 30, 2005. Blade units shipped were 5,798 for the six months ended June 30, 2006 compared to 2,574 units for the six months ended June 30, 2005. SATA units shipped were 1,417 for the six months ended June 30, 2006 compared to 1,376 units for the six months ended June 30, 2005. Non-Sun revenue was $17.7 million for the six months ended June 30, 2006 compared to $16.7 million for the six months ended June 30, 2005.
Cost of Goods Sold
     Cost of goods sold increased $5.5 million, or 5.8%, to $100.0 million for the six months ended June 30, 2006 from $94.5 million for the six months ended June 30, 2005. As a percentage of net revenue, cost of goods sold increased to 80.0% for the six months ended June 30, 2006 from 76.3% for the six months ended June 30, 2005. The increase in cost of goods sold was attributable to greater volume of product sales during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in cost of goods sold, as a percentage of our net revenue is primarily attributable to a difference in our product mix and increased headcount (see gross profit section below for further explanation).
Gross Profit
     Gross profit decreased $4.5 million, or 15.3%, to $24.9 million for the six months ended June 30, 2006 from $29.4 million for the six months ended June 30, 2005. As a percentage of net revenue, gross profit decreased to 20.0% for the six months ended June 30, 2006 from 23.7% for the six months ended June 30, 2005. The decrease in the dollar amount of gross profit is attributable to increased spending related to our product sales mix, additional headcount and consulting fees.
     The decrease in gross profit as a percentage of our net revenue for the six months ended June 30, 2006 when compared to the three months ended June 30, 2005 is attributed principally to a difference in our product mix, including the transition of our largest customer from 160MB SCSI to Ultra 320 SCSI, increased headcount in operations in support of new product launches and sales of prototypes to our new OEM customers.

Sales and Marketing Expenses
     Sales and marketing expenses decreased $1.4 million, or 14.4%, to $8.3 million for the six months ended June 30, 2006 from $9.7 million for the six months ended June 30, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 6.6% for the six months ended June 30, 2006 from 7.9% for the six months ended June 30, 2005. The decrease in sales and marketing expenses is primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. We expect sales and marketing expenses for the year ending December 31, 2006 will not exceed spending levels incurred during 2005.
Research and Development Expenses
     Research and development expenses increased $11.7 million, or 115.8%, to $21.8 million for the six months ended June 30, 2006 from $10.1 million for the six months ended June 30, 2005. As a percentage of net revenue, research and development expenses increased to 17.5% for the six months ended June 30, 2006 from 8.1% for the six months ended June 30, 2005. The increase in research and development expenses is primarily due to the investment in prototypes and project materials for products under development for our new OEM customers of $8.8 million, payroll related expenses of $1.3 million, testing expense of $0.8 million, and stock option expense and employee stock option purchase plan expense of $0.3 million related to the adoption of SFAS 123(R). We expect research and development expenses for the year ending December 31, 2006 will exceed spending levels incurred during 2005 due to activities related to future product offerings.
General and Administrative Expenses
     General and administrative expenses increased $4.7 million, or 87.0%, to $10.1 million for the six months ended June 30, 2006 from $5.4 million for the six months ended June 30, 2005. As a percentage of net revenue, general and administrative expenses increased to 8.1% for the six months ended June 30, 2006 from 4.4% for the six months ended June 30, 2005. The increase is primarily attributable to $1.3 million of expenses associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement, legal expense of $1.8 million, stock option expense and employee stock purchase plan expense of $0.7 million related to the adoption of SFAS No. 123(R), consulting expenses related to the compliance with the Sarbanes-Oxley Act of 2002 of $0.4 million, and implementation expenses of $0.3 million related to our new enterprise resource planning, or ERP, software package, which became operational in January 2006.
Legal Settlement Expense
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads an additional $7.15 million on July 17, 2006, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Please refer to note 12 in the accompanying condensed consolidated financial statements.
Other Income
     Other income increased by $1.2 million, or 80.0%, to $2.7 million for the six months ended June 30, 2006 from $1.5 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in interest income of $1.3 million due to higher interest rates.
Income Taxes
     We recorded an income tax benefit of $4.4 million for the six months ended June 30, 2006 attributable to the net loss for the six months ended June 30, 2006. Our effective income tax rate of 27.3% for the six months ended June 30, 2006 differs from the United States federal statutory rate due to our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes, state taxes, the impact of share based compensation expense recognized under SFAS 123(R) and a discrete tax benefit of $0.1 million associated with the disqualifying dispositions of stock options. At June 30, 2005, we recorded tax expense of $0.3 million, reflecting an effective tax rate of 5.5%. Our effective tax rate for the six months ended June 30, 2005 differs from the United States federal statutory rate primarily due to our United States and foreign valuation allowance position, federal and state minimum tax and a discrete tax benefit of $0.2 million associated with the receipt by our European subsidiary of $0.2 million from European taxing authorities related to a 2002 loss that was carried back to the years 1998 through 2001.
     As of December 31, 2005, a valuation allowance of $3.6 million has been provided for our foreign deferred tax assets based upon our assessment of the future realizability of certain foreign deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these deferred tax assets.
     As of December 31, 2005, we have federal and state net operating losses of approximately $113.1 million and $49.0 million, respectively, which begin to expire in the tax years ending 2009 and 2006, respectively. In addition, we have federal tax credit carryforwards of $2.9 million, of which $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.4 million will begin to expire in the tax year ending 2008. We also have state tax credit carryforwards of $3.1 million, of which $2.9 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2006.
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
Liquidity and Capital Resources
     As of June 30, 2006, we had $110.2 million of cash, cash equivalents and short-term investments. We had $122.2 million of working capital as of June 30, 2006.
     For the six months ended June 30, 2006, cash used in operating activities was $10.5 million compared to cash used in operating activities of $7.7 million for the same period in 2005. The net cash used in operating activities for the six months ended June 30, 2006 is primarily attributable to a net loss $11.6 million, an increase in accounts receivable of $14.7 million primarily due from Sun, a legal settlement receivable of $5.7 million, an increase in our deferred tax assets of $5.8 million, and a decrease in deferred revenue of $1.0 million. These amounts were offset by depreciation and amortization of fixed and intangible assets of $3.5 million, stock option expense related to the acceleration of our former chief executive officer’s stock options of $0.7 million, stock option expense of $1.1 million and employee stock purchase plan expense of $0.2 million attributable to the adoption of SFAS No. 123(R), $0.1 million of additional expense to correct errors related to our historical stock option grants during our 2000 to 2002 fiscal years, a legal settlement payable of $10.5 million, an increase in accounts payable of $9.7 million primarily due to Solectron, and an increase in other long-term liabilities of $1.2 million primarily related to deferred rent on our new corporate headquarters.
     Cash provided by investing activities for the six months ended June 30, 2006 was $5.7 million compared to $4.9 million for the same period in 2005. The cash used in the six months ended June 30, 2006 is attributable to purchases related to our new corporate headquarters and machinery and equipment of $3.0 million, and purchases of short-term investments of $10.3 million, offset by the proceeds received from the maturity of short-term investments of $19.1 million.
     Cash provided by financing activities for the six months ended June 30, 2006 was $1.3 million compared to cash provided by financing activities of $0.7 million for same period in 2005. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.7 million and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.6 million.

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
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of Statement No. 154 to significantly affect our financial condition or results of operations.
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
     In June 2006, FASB issued Interpretation Number (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for the fiscal year beginning after December 15, 2006. We are currently assessing the impact that FIN No. 48 will have on our results of operations and financial condition.
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

     The following table provides information about our investment portfolio at December 31, 2005 and June 30, 2006. For investment securities, the table presents carrying values at December 31, 2005 and June 30, 2006 and, as applicable, related weighted average interest rates by expected maturity dates.

	December 31, 2005	June 30, 2006
	(amounts in thousands)
Cash equivalents	$99,899	$96,854
Average interest rate	4.3%	5.2%
Short-term investments	$13,431	$4,742
Average interest rate	3.2%	4.0%
Total portfolio	$113,330	$101,596
Average interest rate	4.2%	5.1%
     We have a line of credit agreement, which accrues interest at a variable rate. As of June 30, 2006, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.
Foreign Currency Exchange Rate Risk
     A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and may not engage in hedging activities in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2006. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads Systems, Inc. that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by US Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
     On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill has breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
     As of June 30, 2006, we have recognized a $10.50 million legal settlement payable and a $5.72 million receivable related to the Crossroads litigation matters.
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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of June 30, 2006.

          Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, which are moving to dismiss.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing and all derivative actions have been stayed until October 30, 2006 pending that investigation. The outcome is uncertain, and no amounts have been accrued as of June 30, 2006.
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
Item 1A. Risk Factors
     The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and subsequent filings with the SEC. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.
Under our OEM agreements with Sun, NetApp and others, our customers are not required to make minimum purchases or purchase exclusively from us, and we cannot assure you that our relationship with these key customers will not be terminated or will generate significant sales.
     Our business is highly dependent on our relationship with Sun, and we believe will be dependent, in the future, on our relationship with NetApp, once sales to that customer begin to increase. Sales to Sun accounted for 86% of our net revenue for the year ended December 31, 2005 and for the six months ended June 30, 2006. Our OEM agreement with Sun had an initial term of three years and was extended in September 2005 for an additional five years through January 2011. Our OEM agreement with NetApp has a term of three years from the first commercial product shipments by NetApp, which is currently scheduled for the second half of 2006. There are no minimum purchase requirements or guarantees in our agreement with Sun or NetApp, the agreements do not obligate those customers to purchase storage solutions exclusively from us on a continual basis and either customer may cancel purchase orders submitted under the agreement at any time. Further, either customer may terminate the entire contract prior to the contract expiration date upon the occurrence of certain events that are not remedied within a specified cure period. The decision by these customers to terminate their respective contracts, to cease making purchases or to cancel purchase orders would cause our revenues to decline substantially. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We expect to receive a substantial majority of our projected net revenue for the year ended December 31, 2006 from sales of our products to Sun and NetApp. We cannot assure you that we will achieve these expected sales levels. If we do not achieve the sales levels we expect to receive from these customers, our business and result of operations will be significantly harmed.

Any decline in Sun’s or NetApp’s sales could harm our business.
     A substantial majority of our revenues are generated by sales to Sun, and we expect a substantial majority of our future revenues to be generated by a combination of sales to Sun and NetApp. If Sun’s or NetApp’s storage-related sales decline, our revenues will also decline and our business could be materially harmed. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. On April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We expect that beginning in 2007, we will begin to derive a greater proportion of our net revenues from customers other than Sun.
     Further, in June 2005, Sun acquired StorageTek, which is a fellow provider of storage systems. Additionally, Sun purchases products from Engenio Information Technologies, Inc., or Engenio. During October 2004, Engenio announced that it had broadened its OEM agreement with Sun. Under terms of the expanded agreement, Engenio will provide Sun with new modular storage technology and will co-develop future Sun storage products. While we do not currently believe that Sun’s acquisition of StorageTek will impact our sales or our relationship with Sun, we cannot predict with certainty the impact that these circumstances will have, if any, on our future sales to Sun.
     In addition, it is likely that NetApp’s sales of any storage products supplied by us will fluctuate on a quarterly or seasonal basis, which fluctuations will affect our financial results. Due to the infancy of the relationship, we cannot be certain of what affect these fluctuations will have on our quarterly results, if any.
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
The market for our products is subject to substantial pricing pressure that may harm our net revenues, gross margins and operating results.
     Pricing pressures exist in the data storage market and have harmed and may, in the future, continue to harm our net revenues, gross margin and operating results. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are customarily passed on to customers by storage companies through a continuing decrease in the price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers. Pricing pressures are also due, in part, to the highly competitive nature of our industry, the narrowing of functional differences among competitors, which forces companies to compete more on price rather than product features, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are forced to reduce the prices of our products sold as a result of these pressures, our net revenues, gross margins and operating results will decline.
Our inability to lower product costs or changes in the mix of products we sell may significantly impact our gross margins and operating results.
     Our gross margins are determined in large part based on our manufacturing costs, our component costs and our ability to bundle RAID controllers, software and low cost value added features into our products, as well as the prices at which we sell our products. If we are unable to lower production costs to be consistent with any decline in selling prices, our gross margins and operating results will suffer. Several of the new products we are currently shipping or expect to begin shipping are at the early launch phase. Until our manufacturing processes for these new products are more fully developed, product costs for these new products will be higher than for more mature products. We are pursuing strategies to offset gross margin erosion, including shifting our manufacturing to lower labor cost countries. Until we have successfully implemented this shift, we will not be able to take advantage of the lower labor costs in those countries nor can we be certain as to the magnitude of these cost savings. In addition, as we begin to derive a greater portion of our net revenues from sales of products to customers other than Sun, a greater percentage of products may be sold without RAID controllers, software or other margin enhancing features. All of these factors, together with increasing pricing pressures, are likely to adversely affect our gross margins and operating results.
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
     None of our contracts with our existing channel partners, including Sun and NetApp, contain any minimum purchasing commitments. Further, we do not expect that future contracts with channel partners, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower revenue. In addition, our existing contracts do not require our channel partners to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our channel partners may sell the products of our competitors. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We expect that beginning in 2007, we will begin to derive a greater proportion of our net revenues from customers other than Sun.
     Our business and operating results may suffer if we encounter significant product defects due to the introduction of our new, integrated systems.
     We completed the integration of RAID controller technology that we obtained in our acquisition of Chaparral into certain of our storage systems resulting in the introduction of new, integrated systems.
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
     For the years ended December 31, 2005, 2004 and 2003 we recorded net income of $26.6 million, $11.6 million and $12.1 million, respectively; however, for the years ended December 31, 2002 and 2001, we incurred net losses of $34.3 million and $43.4 million, respectively. Further, our latest forecast predicts that we will incur a loss for 2006, fueled, in part, by an increased investment in research and development and significant legal fees associated with our current legal matters. We cannot assure you that we will be profitable in any future period. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:
•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	our ability to achieve acceptable gross profit margins;

•	the success of our manufacturing strategy;

•	the success of our sales and marketing efforts;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions; and

•	costs of filing, prosecuting, defending and enforcing intellectual property rights.
     Our available cash, cash equivalents, and short-term investments as of June 30, 2006 totaled $110.2 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events, such as Sun’s or NetApp’s failure to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our quarterly operating results have fluctuated significantly in the past and are not a good indicator of future performance.
     Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance (in millions).

Quarter	Net Revenue	Net Income (Loss)
Second Quarter 2002	11.2	(8.9)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.
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
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology Inc. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on July 17, 2006, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by US Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
     On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill has breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
     As of June 30, 2006, we have recognized a $10.50 million legal settlement payable and a $5.72 million receivable related to the Crossroads litigation matters.
     We incurred, and expect to continue to incur, significant legal expenses in connection with these matters. These defense costs, and other expenses related to these matters, will be expensed as incurred and will negatively affect our future operating results. Other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.
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
     We could also lose current or future business to any of our suppliers or manufacturers, some of which directly and indirectly compete with us. Currently, we leverage our supply and manufacturing relationships to provide a significant share of our products. Our suppliers and manufacturers are very familiar with the specific attributes of our products and may be able to provide our customers with similar products. We also expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. For example, on June 2, 2005, Sun purchased StorageTek. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and potential loss of market share, any of which could harm our business. We believe that the principal competitive factors affecting the storage systems market include:
•	performance, features, scalability and reliability;

•	price;

•	product breadth;

•	timeliness of new product introductions; and

•	interoperability and ease of management.
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
     Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Chief Financial Officer, and Phil Davis, our Senior Vice President of Worldwide Sales and Marketing. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.
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
     As of June 30, 2006, our executive officers, directors and their affiliates beneficially owned approximately 9.2% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2006 there were outstanding warrants to purchase 1,696,081 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.
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
Compliance with Sarbanes-Oxley Act of 2002.
     We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in significant accounting and legal expenses. We expect to continue to incur significant expense in future periods to comply with regulations pertaining to corporate governance as described above. In addition, we have recently implemented an ERP system. This process is extremely complicated, time consuming and expensive, and while we believe the implementation was successful, it may not be sufficient to address all of our accounting system management needs.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 8, 2006. Out of 44,589,699 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 40,904,810 shares. At the 2006 Annual Meeting, our stockholders approved the following matters:
     Proposal 1. The election of the following directors to serve until our 2009 Annual Meeting of Stockholders. The vote for the nominated directors was as follows:

Director’s Name	Votes For	Votes Withheld
Charles Christ	39,202,413	1,702,397
     Kimberly Alexy and Joseph Markee will continue as directors until our 2007 Annual Meeting of Stockholders, Dana W. Kammersgard and W.R. Sauey will continue as directors until our 2008 Annual Meeting of Stockholders and Roderick M. Sherwood, III, will continue as a director until our 2009 Annual Meeting of Stockholders.
     Proposal 2. Amend our 2000 Non-Employee Directors’ Stock Option Plan to, among other things, increase the aggregate number of shares of our common stock authorized for issuance under the plan by 500,000. 24,378,129 votes were cast for, 6,597,997 votes were cast against, 751,753 votes were abstained and there were no broker non-votes.
     Proposal 3. Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as our independent auditors for our fiscal year ending December 31, 2006. 40,117,973 votes were cast for, 783,847 votes were cast against, 2,990 votes were abstained and there were no broker non-votes.

Item 6. Exhibits
The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Bylaws of Dot Hill Systems Corp. (1)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Bylaws of Dot Hill Systems Corp. (1)

4.3	Form of Common Stock Certificate. (2)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (3)

4.5	Form of Rights Certificate. (3)

10.1	Amended and Restated Change of Control agreement dated April 6, 2006 between Dot Hill Systems Corp. and Dana W. Kammersgard.†

10.2	Change of Control agreement dated April 6, 2006 between Dot Hill Systems Corp. and Philip A. Davis.†

10.3	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.*

10.4	Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit dated June 28, 2006 by and between Dot Hill Systems Corp. and Infortrend Technology Inc.*

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: October 19, 2006	By	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President (Principal Executive Officer)

Date: October 19, 2006	By	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Bylaws of Dot Hill Systems Corp. (1)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Bylaws of Dot Hill Systems Corp. (1)

4.3	Form of Common Stock Certificate. (2)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (3)

4.5	Form of Rights Certificate. (3)

10.1	Amended and Restated Change of Control agreement dated April 6, 2006 between Dot Hill Systems Corp. and Dana W. Kammersgard.†

10.2	Change of Control agreement dated April 6, 2006 between Dot Hill Systems Corp. and Philip A. Davis.†

10.3	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.*

10.4	Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit dated June 28, 2006 by and between Dot Hill Systems Corp. and Infortrend Technology Inc.*

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.