Form 10-Q
period 2006-09-30
DOT HILL SYSTEMS CORP
filed 2006-11-09
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The registrant had 44,998,622 shares of common stock, $0.001 par value, outstanding as of November 2, 2006.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended September 30, 2006
INDEX

Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-December 31, 2005 and September 30, 2006
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)-Three Months Ended September 30, 2005 and 2006 and Nine Months Ended September 30, 2005 and 2006
Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2005 and 2006
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
Signatures
EXHIBIT 4.6
EXHIBIT 4.7
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$108,803	$107,206
Short-term investments	13,431	1,249
Accounts receivable, net of allowance of $294 and $638	34,312	36,281
Inventories	2,804	2,359
Prepaid expenses and other	4,539	4,537
Deferred tax assets	5,762	—

Total current assets	169,651	151,632
Property and equipment, net	7,891	10,315
Goodwill	40,725	40,725
Other intangible assets, net	7,414	4,967
Deferred tax assets	41,379	—
Other assets	234	145

Total assets	$267,294	$207,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,732	$30,166
Accrued compensation	3,561	3,447
Accrued expenses	3,633	5,571
Accrued legal settlement	—	1,475
Deferred revenue	1,327	345
Income taxes payable	60	15
Restructuring accrual	45	—

Total current liabilities	34,358	41,019
Other long-term liabilities	885	2,039

Total liabilities	35,243	43,058

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 44,417 and 44,946 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	44	45
Additional paid-in capital	285,377	289,926
Accumulated other comprehensive loss	(118)	(306)
Accumulated deficit	(53,252)	(124,939)

Total stockholders’ equity	232,051	164,726

Total liabilities and stockholders’ equity	$267,294	$207,784

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
NET REVENUE	$53,616	$54,846	$177,524	$179,797
COST OF GOODS SOLD	41,263	47,813	135,749	147,833

GROSS PROFIT	12,353	7,033	41,775	31,964

OPERATING EXPENSES:
Sales and marketing	5,180	3,607	14,920	11,904
Research and development	6,280	8,221	16,335	30,053
General and administrative	3,158	4,181	8,555	14,305
Legal settlement	—	45	—	3,395

Total operating expenses	14,618	16,054	39,810	59,657

OPERATING INCOME (LOSS)	(2,265)	(9,021)	1,965	(27,693)

OTHER INCOME:
Interest income, net	791	1,417	2,189	4,103
Other income (expense), net	7	(14)	93	12

Total other income, net	798	1,403	2,282	4,115

INCOME (LOSS) BEFORE INCOME TAXES	(1,467)	(7,618)	4,247	(23,578)
INCOME TAX EXPENSE (BENEFIT)	(192)	52,468	124	48,109

NET INCOME (LOSS)	$(1,275)	$(60,086)	$4,123	$(71,687)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.03)	$(1.34)	$0.09	$(1.60)

Diluted	$(0.03)	$(1.34)	$0.09	$(1.60)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	43,949	44,880	43,832	44,678

Diluted	43,949	44,880	45,613	44,678

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(1,275)	$(60,086)	$4,123	$(71,687)
Foreign currency translation adjustments	46	(27)	192	(227)
Net unrealized gain on short-term investments	51	4	30	39

Comprehensive income (loss)	$(1,178)	$(60,109)	$4,345	$(71,875)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
Cash Flows From Operating Activities:
Net income (loss)	$4,123	$(71,687)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,017	5,405
Loss on disposal of property and equipment	461	75
Provision for doubtful accounts	969	246
Stock-based compensation expense	8	2,718
Gain on sale of short-term investments	(5)	—
Deferred taxes	—	47,141
Changes in operating assets and liabilities:
Accounts receivable	4,331	(2,007)
Inventories	773	457
Prepaid expenses and other assets	(1,052)	138
Accounts payable	(17,214)	2,292
Accrued compensation and expenses	(683)	1,787
Legal settlement payable	—	1,475
Deferred revenue	670	(989)
Income taxes payable	(243)	(46)
Restructuring accrual	(92)	(45)
Other long-term liabilities	48	1,152

Net cash used in operating activities	(1,889)	(11,888)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,008)	(3,998)
Sales and maturities of short-term investments	50,632	22,575
Purchases of short-term investments	(25,200)	(10,337)

Net cash provided by investing activities	22,424	8,240

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	1,040	1,055
Proceeds from exercise of stock options and warrants	738	777

Net cash provided by financing activities	1,778	1,832

Effect of Exchange Rate Changes on Cash	192	219

Net Increase (Decrease) in Cash and Cash Equivalents	22,505	(1,597)
Cash and Cash Equivalents, beginning of period	67,496	108,803

Cash and Cash Equivalents, end of period	$90,001	$107,206

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$770	$1,464

Cash paid for interest	$—	$—

Cash paid for income taxes	$540	$1,482

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) have been prepared pursuant to the instructions to Securities and Exchange Commission, or SEC, Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 as further described below. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).
     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended

September 30, 2006. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by Dot Hill if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by Dot Hill in 2005.
     As of September 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $6.9 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of goods sold	$81	$221
Sales and marketing	66	210
Research and development	188	493
General and administrative	322	1,700

Share-based compensation expense before taxes	657	2,624
Related deferred income tax benefits	—	—

Share-based compensation expense, net of income taxes	$657	$2,624

Net share-based compensation expense per basic and diluted common share	$0.01	$0.06

Share-based compensation expense is derived from:
Stock options	$575	$2,325
2000 ESPP	82	299

Total	$657	$2,624

     Share-based compensation expense recognized during the three and nine months ended September 30, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of September 30, 2006 has been adjusted for estimated forfeitures.
   Stock Incentive Plans
     2000 EIP. During 2006 and 2005, we primarily granted options to purchase common stock to our employees and consultants under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of September 30, 2006, options to purchase 5,482,966 shares of common stock were outstanding under the 2000 EIP and options to purchase 785,575 shares of common stock remained available for grant under the 2000 EIP.
     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of September 30, 2006, options to purchase 454,292 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 473,124 shares of common stock remained available for grant under the 2000 NEDSOP.

     2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 199,438 and 289,073 shares issued for the 2000 ESPP purchase periods that ended in the nine months ended September 30, 2005 and 2006, respectively.
     Share-Based Compensation Cost under SFAS No. 123
     Prior to January 1, 2006, we disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require Dot Hill to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, our net income for the three and nine months ended September 30, 2005 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	$(1,275)	$4,123
Stock-based compensation, as reported	—	8
Total stock-based compensation determined under the fair value based method for all awards	(1,343)	(3,783)

Pro forma net income (loss)	$(2,618)	$348

Basic net income (loss) per share, as reported	$(0.03)	$0.09

Diluted net income (loss) per share, as reported	$(0.03)	$0.09

Basic net income (loss) per share, SFAS No. 123 adjusted	$(0.06)	$0.01

Diluted net income (loss) per share, SFAS No. 123 adjusted	$(0.06)	$0.01

     Pro forma disclosures for the three and nine months ended September 30, 2006 are not presented because the amounts are recognized in the unaudited condensed consolidated statement of operations in accordance with SFAS No. 123(R).
     To estimate compensation expense which would have been recognized under SFAS No. 123 for the nine months ended September 30, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the nine months ended September 30, 2006, we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP				2000 ESPP
	Nine Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2006		2005		2006
Risk-free interest rate		3.80%		4.90%		4.08%		5.00%
Expected dividend yield		—%		—%		—%		—%
Volatility		78%		68%		75%		68%
Expected life	4.0	years	5.5	years	0.5	year	0.5	year
     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical grant behavior to management and non-management employee groups.

     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at December 31, 2005	4,830,811	$6.52
Granted	2,072,501	5.23
Exercised	(215,615)	3.23
Forfeited	(846,450)	6.23
Expired	(301,988)	7.69

Outstanding at September 30, 2006	5,539,259	$6.14	7.49	$1,668
Vested and expected to vest at September 30, 2006	5,139,786	$6.23	3.14	$1,617
Exercisable at September 30, 2006	3,359,494	$6.81	6.39	$1,428
     The weighted average grant-date fair values of options granted during the nine months ended September 30, 2006 and 2005 were $3.30 per share and $3.45 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0.2 million and $0.7 million, respectively.
     During the nine months ended September 30, 2006, financing cash generated from share-based compensation arrangements amounted to $0.7 million for the purchase of shares upon exercise of options and $1.1 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
     Additional information regarding options outstanding for all plans as of September 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price
$1.34 - 3.10	1,130,187	6.38	$2.53	875,003	$2.38
$3.15 - 4.33	1,002,248	8.64	3.83	279,519	3.67
$4.51 - 6.10	1,125,081	7.41	5.66	743,672	5.74
$6.12 - 6.87	1,013,460	8.65	6.55	268,017	6.32
$6.88 - 13.13	928,633	6.57	9.99	853,633	10.26
$13.50 - 17.14	339,650	7.15	14.83	339,650	14.83

Total	5,539,259	7.49	$6.14	3,359,494	$6.81

     The aggregate intrinsic value in the table above is based our closing stock price of $3.90 per share as of the last business day of the nine months ended September 30, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the nine months ended September 30, 2006 and 2005 was $2.4 million and $3.6 million, respectively.
3. Stock Option Expense related to Historical Grant Practices
     In response to recently reported industry issues around option pricing, our Audit Committee, which is comprised of independent directors, began a self-initiated review of our historical stock option grant practices and related accounting. This review was proactive and voluntary. Our Audit Committee reviewed our option grant practices dating back to our merger with Artecon, Inc. in 1999 and identified certain immaterial errors relating to our accounting for stock options during our 2000 through 2002 fiscal years. As a result, we recognized $0.1 million of cost of goods sold and sales and marketing expenses for the three months ended June 30, 2006 associated with the errors identified by our Audit Committee’s review that was not recognized in prior periods. The expenses associated with the errors were not material in any of the prior periods during which the expenses should have been recognized nor was the cumulative adjustment material to the three or six months ended June 30, 2006. The $0.1 million stock option expense recognized for the three months ended June 30, 2006 was in addition to the $0.7 million and $2.6 million share-based compensation cost resulting from SFAS No. 123(R) for the three and nine months ended September 30, 2006, respectively, as discussed in note 2.

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
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Shares used in computing basic net income (loss) per share	43,949	44,880	43,832	44,678
Dilutive effect of warrants and common stock equivalents	—	—	1,781	—

Shares used in computing diluted net income (loss) per share	43,949	44,880	45,613	44,678

     For the three months ended September 30, 2005, outstanding options to purchase 5,041,468 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,966,849 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive. For the nine months ended September 30, 2005, outstanding options to purchase 2,703,599 shares of common stock with exercise prices ranging from $5.80 to $17.14 per share were outstanding, but were not included in the calculation of diluted loss per share because their effect was antidilutive.
     For the three months ended September 30, 2006, outstanding options to purchase 5,547,751 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,696,081 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive. For the nine months ended September 30, 2006, outstanding options to purchase 5,396,582 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,702,212 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive.
5. Short-Term Investments
     The following table summarizes our short-term investments as of September 30, 2006 (in thousands):

		Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
U.S. Government securities	$1,250	$(1)	$—	$1,249
     For the three and nine months ended September 30, 2006, we did not recognize any gross realized gains on sale of investments.
     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The cost and fair value of short-term investments at September 30, 2006 by contractual maturity are shown below (in thousands).

	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,250	1,249

Total	$1,250	$1,249

     The following table shows the gross unrealized losses and fair values of our investments in individual securities that have been in a continuous unrealized loss position, deemed to be temporary, for less than and greater than 12 months, aggregated by investment category, at September 30, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government securities	$—	$—	$1,249	$(1)	$1,249	$(1)
     U.S. Government Securities. The unrealized losses on our investments in U.S. Government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2005	September 30, 2006
Purchased parts and materials	$1,058	$794
Finished goods	1,746	1,565

	$2,804	$2,359

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
     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of September 30, 2006 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(2,871)	$2,129
Developed technology	2,600	(2,600)	—
Customer relationships	2,500	(1,844)	656
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(388)	2,182

Total other intangible assets	$12,770	$(7,803)	$4,967

     As of September 30, 2006, the weighted average amortization period for the above intangibles is 2.8 years.
     Estimated future amortization expense related to other intangible assets as of September 30, 2006 is as follows (in thousands):

Years ending December 31,
2006 (remaining 3 months)	$586
2007	2,101
2008	1,255
2009	514
2010	511

Total	$4,967

8. Product Warranties
     We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition. Estimated liabilities for product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Balance, beginning of period	$630	$746
Charged to operations	460	1,581
Deductions for costs incurred	(511)	(1,748)

Balance, end of period	$579	$579

9. Restructurings
     Restructuring liabilities were originally recorded in 2001 and 2002 and pertain to leases for former offices located in New York, Chicago and Carlsbad that extend through 2006. As of September 30, 2006, all amounts related to restructuring have been utilized.
     The following is a summary of restructuring activity recorded during the nine months ended September 30, 2006 (in thousands):
March 2001 Restructuring

				Accrued
	Accrued			Restructuring
	Restructuring	Additional	Current	Expenses at
	Expenses at	Restructuring	Amounts	September 30,
	December 31, 2005	Expenses	Utilized	2006
Facility closures and related costs	$45	$—	$(45)	$—
10. Income Taxes
     We recorded an income tax expense (benefit) of $52.5 million and $(0.2) million for the three months ended September 30, 2006 and 2005, respectively. Our effective income tax rate was (688.7)% for the three months ended September 30, 2006. Our effective income tax rate for the three months ended September 30, 2006 differs from the United States federal statutory rate due to a $47.1 million discrete tax expense associated with the establishment of valuation allowances related to United States deferred tax assets, our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes and state taxes.
     For the nine months ended September 30, 2006 and 2005, we recorded an income tax expense of $48.1 million and $0.1 million, respectively. Our effective income tax rate of (204.0)% for the nine months ended September 30, 2006 differs from the United States federal statutory rate due to a $47.1 million discrete tax expense associated with the establishment of valuation allowances related to United States deferred tax assets, our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes and state taxes.
     We currently anticipate an effective income tax rate of approximately (4.1)% for the year ended December 31, 2006.
     We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings (loss) experience by taxing jurisdiction, expectations of future taxable income (loss), the carryforward periods available to us for tax reporting purposes and other relevant factors. At September 30, 2006, based on the weight of available evidence, including current year losses, cumulative losses in recent years and expectations of future taxable income (loss), we determined that it was not more likely than not that our United States deferred tax assets would be realized and established a $47.1 million valuation allowance associated with our United States deferred tax assets. This determination resulted in a $47.1 million discrete tax expense for the three months ended September 30, 2006.
     As of December 31, 2005, a valuation allowance of $3.6 million has been provided for the foreign deferred tax assets based upon our assessment of the future realizability of certain foreign deferred tax assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

     As of December 31, 2005, we had federal and state net operating losses of approximately $112.1 million and $49.0 million, respectively, which begin to expire in the tax years ending 2019 and 2006, respectively. In addition, we have federal tax credit carryforwards of $3.7 million, which will begin to expire in the tax year ending 2006. We also have state tax credit carryforwards of $4.7 million, of which $4.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2007.
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
11. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign	Unrealized
	Currency	Gain (Loss) on
	Items	Securities	Total
Balance, December 31, 2005	$(78)	$(40)	$(118)
Quarterly change	(40)	26	(14)

Balance, March 31, 2006	(118)	(14)	(132)
Quarterly change	(160)	9	(151)

Balance, June 30, 2006	(278)	(5)	(283)
Quarterly change	(27)	4	(23)

Balance, September 30, 2006	$(305)	$(1)	$(306)

12. Commitments and Contingencies
  Commitments
  Consulting Agreements with Former Executives
     In March 2006, we entered into a consulting agreement with our former Chief Executive Officer, James L. Lambert. Pursuant to the consulting letter agreement, Mr. Lambert will perform consulting services for us during a three-year period beginning as of March 1, 2006 for a consulting fee of $16,666 per month. The vesting of 218,125 of Mr. Lambert’s stock options, with an average exercise price of $5.63 per share, was accelerated in full in connection with the consulting agreement, and such stock options will continue to be exercisable during the consulting period in accordance with their terms. Mr. Lambert will be restricted from competing with us during the consulting period, and the consulting period will terminate early upon an acquisition of us, Mr. Lambert’s election or Mr. Lambert’s death or permanent disability. In the event of any such early termination, Mr. Lambert will receive a lump sum payment equal to the amount he would have been eligible to receive if the consulting period continued for the full original three-year period. Based on the terms of this agreement, we recognized a non-cash stock option expense of $0.7 million related to the acceleration of stock options and consulting fees of $0.6 million during the nine months ended September 30, 2006.
     In July 2006, we entered into a consulting agreement with our former Chief Operating Officer, Patrick E. Collins. Pursuant to the consulting letter agreement, Mr. Collins will perform consulting services for us during a six-month period beginning as of July 17, 2006 for a consulting fee of $21,666 per month plus payments totaling up to $150,000 upon the achievement of certain milestones related to augmenting our outsourced supply chain model. Mr. Collins will be restricted from competing with us during the consulting period. The consulting period may be terminated early by either party with prior written notice, with or without cause, but in the event we terminate the consulting period early without cause, Mr. Collins will receive a lump sum payment equal to the lesser of $60,000 or the remaining amount he would have been eligible to receive if the consulting period continued for the full original six-month period.

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
     On July 31, 2006, we appointed Hanif I. Jamal as our Senior Vice President, Chief Financial Officer and Corporate Secretary. We entered into a change of control agreement with Mr. Jamal which provides that if Mr. Jamal’s employment with us is terminated, other than for cause, in connection with an acquisition of Dot Hill or similar corporate event, Mr. Jamal’s then remaining unvested stock and options will become fully vested and he will be entitled to a lump sum cash payment equal to 125% of his annual base salary then in effect.
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
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads Systems, Inc. that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc. (which superseded certain indemnification clauses of a previous supplier agreement). In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by US Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
     On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill had breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.

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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of September 30, 2006.
     Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. A ruling on this motion is expected sometime after January 8, 2007.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing and all derivative actions were stayed until October 30, 2006 pending that investigation. Negotiations are currently underway to continue this stay through December 29, 2006 to allow the SLC to complete its investigation. The outcome is uncertain, and no amounts have been accrued as of September 30, 2006.
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

13. Credit Facility
     Effective July 1, 2006, we amended our credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2007. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2005 and September 30, 2006, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.
14. Warrants
     During July 2006, a fully vested warrant held by an original equipment manufacturer, or OEM, customer to purchase 154,742 shares of our common stock at $3.25 per share was assigned to a third party.
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
     Sales to our largest OEM customer accounted for approximately 81% and 86% of our net revenue during the three months ended September 30, 2006 and 2005, respectively, and 85% and 86% for the nine months ended September 30, 2006 and 2005, respectively.
     Information concerning revenue and gross profit by reportable segment is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
September 30, 2006:
Net revenue	$53,473	$513	$860	$54,846
Gross profit	$6,389	$49	$595	$7,033
September 30, 2005:
Net revenue	$51,496	$1,391	$729	$53,616
Gross profit	$11,446	$380	$527	$12,353

	SANnet	Legacy and
	Family	Other	Services	Total
Nine months ended:
September 30, 2006:
Net revenue	$174,394	$2,801	$2,602	$179,797
Gross profit	$30,377	$366	$1,221	$31,964
September 30, 2005:
Net revenue	$170,882	$4,406	$2,236	$177,524
Gross profit	$39,153	$1,058	$1,564	$41,775

     Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
September 30, 2006	$202,248	$2,750	$2,786	$207,784
December 31, 2005	$256,028	$8,240	$3,026	$267,294
     Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenue:
United States	$49,307	$49,897	$165,440	$167,861
Europe	2,851	3,435	8,256	7,904
Asia	1,458	1,514	3,828	4,032

	$53,616	$54,846	$177,524	$179,797

Operating income (loss):
United States	$(2,506)	$(4,886)	$3,390	$(22,590)
Europe	162	(4,107)	(1,201)	(4,954)
Asia	79	(28)	(224)	(149)

	$(2,265)	$(9,021)	$1,965	$(27,693)

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
     On February 23, 2006, the FASB issued FSP No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. FAS No. 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 was effective for our first reporting period beginning after February 3, 2006. The adoption of FSP No. FAS 123(R)-4 did not have a material effect on our results of operations or financial condition.

     In June 2006, FASB issued Interpretation Number (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for the fiscal year beginning after December 15, 2006. We are currently assessing the impact that FIN No. 48 will have on our results of operations and financial condition.
     In September 2006, the SEC staff issued SAB Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Upon adoption, we do not expect SAB No. 108 to have a material impact on our results of operations or financial condition.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Statement No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of Statement No. 157 to have a material impact on our results of operations or financial condition.
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
     Our products and services are sold worldwide to end-users primarily through our customers, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a product purchase agreement with Sun Microsystems Inc., or Sun, to provide our storage hardware and software products for private label sales by Sun. That agreement has since been extended so that it expires on January 1, 2011 and now provides for automatic renewals for additional one-year periods unless either party notifies the other of its intent not to renew within a certain period of time. We have been shipping our products to Sun for resale to Sun’s customers since October 2002.

     Sales to Sun accounted for approximately 81% and 86% of our net revenue during the three months ended September 30, 2006 and 2005, respectively, and 85% and 86% for the nine months ended September 30, 2006 and 2005, respectively. Because of the significance of our relationship with Sun, we are subject to seasonality associated with Sun’s business. Typically, sales in the second quarter of our fiscal year reflect the positive impact associated with Sun’s fiscal year-end. Conversely, sales in the third quarter of our fiscal year typically reflect the impact of lower Sun first quarter sales compared to the historically stronger sales of Sun’s June year-end quarter. On April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We believe that Sun’s decision to re-direct the award to another party will not impact our current SE3000 product line being sold to Sun.
     On July 26, 2005, we entered into a Development and OEM Supply Agreement with Network Appliance, Inc. and Network Appliance B.V., collectively, NetApp. Under the agreement, we will design and develop general purpose disk arrays for a variety of products to be developed for sale to NetApp. On August 3, 2006, we amended the agreement to address enhancements to current offerings available to NetApp under the agreement, and to grant rights to NetApp for the potential use of certain Dot Hill technology. We believe that once sales under this agreement increase, which is expected to occur over the next several quarters, our revenue dependence upon Sun will be significantly reduced.
     On January 28, 2006, we entered into a Master Purchase Agreement with Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V., collectively, Fujitsu. Under the agreement, Dot Hill and Fujitsu will jointly develop storage solutions utilizing key components and patented technologies from Dot Hill. We believe that once sales under this agreement increase, our revenue dependence upon Sun will be further reduced.
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
     In August 1999, Box Hill Systems Corp. merged with Artecon, Inc. and we changed our name to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters are located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, Hungary and the United Kingdom.

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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. As a part of our on-going internal processes, we evaluate our estimates, including those related to inventory write-downs, warranty cost accruals, revenue recognition, bad debt allowances, long-lived assets valuation, goodwill and intangible assets valuation, income taxes, including deferred income tax asset valuation and estimated effective tax rates, litigation and contingencies. We base these estimates upon both historical information and other assumptions that we believe are valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.
     We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements.
  Revenue Recognition
     Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.
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

  Valuation of Goodwill
     We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the operating segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
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
  Deferred Income Taxes
     We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent we believe a portion will be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings (loss) experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.
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
     At September 30, 2006, based on the weight of available evidence, including current year losses, cumulative losses in recent years and expectations of future taxable income or losses, we determined that it was not more likely than not that our United States deferred tax assets would be realized and established a $47.1 million valuation allowance associated with our United States deferred tax assets. This determination resulted in a $47.1 million discrete tax expense for the three months ended September 30, 2006.
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
     On January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under the modified prospective transition method, share-based compensation expense for the first nine months of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) using the Black-Scholes option-pricing model.
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
     As of September 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $6.9 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.
     In response to recently reported industry issues around option pricing, our Audit Committee, which is comprised of independent directors, began a self-initiated review of our historical stock option grant practices and related accounting. This review was proactive and voluntary. Our Audit Committee reviewed our option grant practices dating back to our merger with Artecon, Inc. in 1999 and identified certain immaterial errors relating to our accounting for stock options during our 2000 through 2002 fiscal years. As a result, we recognized $0.1 million of cost of goods sold and sales and marketing expenses for the three months ended June 30, 2006 associated with the errors identified by our Audit Committee’s review that was not recognized in prior periods. The expenses associated with the errors was not material in any of the prior periods during which the expenses should have been recognized nor was the cumulative adjustment material to the three or six months ended June 30, 2006. The $0.1 million stock option expense recognized for the three months ended June 30, 2006 was in addition to the $0.7 million and $2.6 million share-based compensation cost resulting from SFAS No. 123(R) for the three and nine months ended September 30, 2006, respectively.
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

Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.0	87.2	76.5	82.2

Gross profit	23.0	12.8	23.5	17.8

Operating expenses:
Sales and marketing	9.7	6.6	8.4	6.6
Research and development	11.7	15.0	9.2	16.7
General and administrative	5.9	7.6	4.8	8.0
Legal settlement	—	—	—	1.9

Total operating expenses	27.3	29.3	22.4	33.2
Operating income (loss)	(4.2)	(16.4)	1.1	(15.4)
Other income, net	1.5	2.6	1.3	2.3
Income tax expense (benefit)	(0.4)	95.7	0.1	26.8

Net income (loss)	(2.4)%	(109.6)%	2.3%	(39.9)%

(percentages may not aggregate due to rounding)
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Revenue
     Net revenue increased $1.2 million, or 2.2%, to $54.8 million for the three months ended September 30, 2006 from $53.6 million for the three months ended September 30, 2005. The increase in net revenue was attributable to shipments of our new 2730 storage products which are based on our proprietary RAID controller technology. 2730 storage RAID units shipped were 655 for the three months ended September 30, 2006 compared to none for the three months ended September 30, 2005. Fibre Channel units shipped were 2,473 for the three months ended September 30, 2006 compared to 2,522 units for the three months ended September 30, 2005. Small Computer Systems Interface, or SCSI, units shipped were 2,774 for the three months ended September 30, 2006 compared to 2,952 units for the three months ended September 30, 2005. Blade units shipped were 2,921 for the three months ended September 30, 2006 compared to 1,060 units for the three months ended September 30, 2005. SATA units shipped were 431 for the three months ended September 30, 2006 compared to 728 units for the three months ended September 30, 2005. Sun accounted for 81% of our net revenue for the three months ended September 30, 2006 compared to 86% for the three months ended September 30, 2005. Non-Sun revenue was $10.2 million for the three months ended September 30, 2006 compared to $7.7 million for the three months ended September 30, 2005.
Cost of Goods Sold
     Cost of goods sold increased $6.5 million, or 15.7%, to $47.8 million for the three months ended September 30, 2006 from $41.3 million for the three months ended September 30, 2005. As a percentage of net revenue, cost of goods sold increased to 87.2% for the three months ended September 30, 2006 from 77.0% for the three months ended September 30, 2005. The increase in cost of goods sold was attributable to greater volume of lower margin product sales during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in cost of goods sold as a percentage of our net revenue is primarily attributable to a difference in our product mix and increased headcount (see gross profit section below for further explanation).
Gross Profit
     Gross profit decreased $5.4 million, or 43.5%, to $7.0 million for the three months ended September 30, 2006 from $12.4 million for the three months ended September 30, 2005. As a percentage of net revenue, gross profit decreased to 12.8% for the three months ended September 30, 2006 from 23.0% for the three months ended September 30, 2005. The decrease in the dollar amount of gross profit is attributable to increased spending related to our product sales mix and additional headcount.

     The decrease in gross profit as a percentage of our net revenue for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005 is attributable principally to a difference in our product mix, increased headcount in operations in support of new product launches and sales of prototypes and new products to our new OEM customers. During the three months ended September 30, 2006, we began shipping a new modular enterprise storage platform. Because this new storage platform is in the early launch phase, the manufacturing processes have not been fully developed and as a result, production costs are higher for this product when compared to our other products.
Sales and Marketing Expenses
     Sales and marketing expenses decreased $1.6 million, or 30.8%, to $3.6 million for the three months ended September 30, 2006 from $5.2 million for the three months ended September 30, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 6.6% for the three months ended September 30, 2006 from 9.7% for the three months ended September 30, 2005. The decrease in sales and marketing expenses is primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. We expect sales and marketing expenses for the year ending December 31, 2006 will not exceed spending levels incurred during 2005.
Research and Development Expenses
     Research and development expenses increased $1.9 million, or 30.2%, to $8.2 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005. As a percentage of net revenue, research and development expenses increased to 15.0% for the three months ended September 30, 2006 from 11.7% for the three months ended September 30, 2005. The increase in research and development expenses is primarily due to the investment in prototypes and project materials for products under development for our new OEM customers of $1.1 million, payroll related expenses of $0.3 million, testing expense of $0.3 million and stock option expense and employee stock purchase plan expense of $0.2 million related to the adoption of SFAS 123(R).
General and Administrative Expenses
     General and administrative expenses increased $1.0 million, or 31.3%, to $4.2 million for the three months ended September 30, 2006 from $3.2 million for the three months ended September 30, 2005. As a percentage of net revenue, general and administrative expenses increased to 7.6% for the three months ended September 30, 2006 from 5.9% for the three months ended September 30, 2005. The increase is primarily attributable to accounting, auditing, and tax consulting expense of $0.5 million, costs associated with our on-going compliance efforts related to the Sarbanes-Oxley Act of 2002 of $0.3 million, stock option and employee stock purchase plan expense of $0.3 million related to the adoption of SFAS No. 123(R), legal expense of $0.1 million and implementation expenses of $0.1 million related to our new enterprise resource planning, or ERP, software package, which became operational in January 2006. This is offset by a $0.3 million decrease in bad debt expense which primarily relates to our subsidiary in Europe.
Other Income
     Other income increased by $0.6 million, or 75.0%, to $1.4 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005. The increase was primarily attributable to an increase in interest income of $0.6 million due to higher interest rates.
Income Taxes
     We recorded income tax expense of $52.5 million for the three months ended September 30, 2006 which was attributable to a discrete tax expense associated with the establishment of full valuation allowances for United States deferred tax assets and revising our estimated effective tax rate to (4.1)% for the year ending December 31, 2006. Our effective income tax rate of (688.7)% for the three months ended September 30, 2006 differs from the United States federal statutory rate due to a $47.1 million discrete tax expense associated with the establishment of valuation allowances related to United States deferred tax assets, our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes and state taxes. For the nine months ended September 30, 2005, we recorded an income tax benefit of $0.2 million, reflecting an effective tax rate of (13.1)%. Our effective income tax rate for the three months ended September 30, 2005 is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes and was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.
     We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors. At September 30, 2006, based on the weight of available evidence, including current year losses, cumulative losses in recent years and expectations of future taxable income or loss, we determined that it was not more likely than not that our United States deferred tax assets would be realized and established a $47.1 million of valuation allowance associated with our United States deferred tax assets. This determination resulted in a $47.1 million discrete tax expense for the three months ended September 30, 2006.
     As of December 31, 2005, we had federal and state net operating losses of approximately $112.1 million and $49.0 million, respectively, which begin to expire in the tax years ending 2019 and 2006, respectively. In addition, we have federal tax credit carryforwards of $3.7 million, which will begin to expire in the tax year ending 2006. We also have state tax credit carryforwards of $4.7 million, of which $4.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2007.
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
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Revenue
     Net revenue increased $2.3 million, or 1.3%, to $179.8 million for the nine months ended September 30, 2006 from $177.5 million for the nine months ended September 30, 2005. The increase in net revenue was attributable to shipments of our new 2730 storage products which are based on our proprietary RAID controller technology. 2730 storage RAID units shipped were 655 for the nine months ended September 30, 2006 compared to none for the nine months ended September 30, 2005. Fibre Channel units shipped were 7,726 for the nine months ended September 30, 2006 compared to 8,028 units for the nine months ended September 30, 2005. SCSI units shipped were 9,853 for the nine months ended September 30, 2006 compared to 10,445 units for the nine months ended September 30, 2005. Blade units shipped were 8,729 for the nine months ended September 30, 2006 compared to 3,634 units for the nine months ended September 30, 2005. SATA units shipped were 1,848 for the nine months ended September 30, 2006 compared to 2,104 units for the nine months ended September 30, 2005. Sun accounted for 85% of our net revenue for the nine months ended September 30, 2006 compared to 86% for the nine months ended September 30, 2005. Non-Sun revenue was $27.9 million for the nine months ended September 30, 2006 compared to $24.5 million for the nine months ended September 30, 2005.
Cost of Goods Sold
     Cost of goods sold increased $12.1 million, or 8.9%, to $147.8 million for the nine months ended September 30, 2006 from $135.7 million for the nine months ended September 30, 2005. As a percentage of net revenue, cost of goods sold increased to 82.2% for the nine months ended September 30, 2006 from 76.5% for the nine months ended September 30, 2005. The increase in cost of goods sold was attributable to greater volume of product sales during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in cost of goods sold as a percentage of our net revenue is primarily attributable to a difference in our product mix and increased headcount (see gross profit section below for further explanation).

Gross Profit
     Gross profit decreased $9.8 million, or 23.4%, to $32.0 million for the nine months ended September 30, 2006 from $41.8 million for the nine months ended September 30, 2005. As a percentage of net revenue, gross profit decreased to 17.8% for the nine months ended September 30, 2006 from 23.5% for the nine months ended September 30, 2005. The decrease in the dollar amount of gross profit is attributable to increased spending related to our product sales mix, additional headcount and consulting fees.
     The decrease in gross profit as a percentage of our net revenue for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005 is attributable principally to a difference in our product mix, increased headcount in operations in support of new product launches and sales of prototypes and new products to our new OEM customers. During the three months ended September 30, 2006, we began shipping a new modular enterprise storage platform. Because this new storage platform is in the early launch phase, the manufacturing processes have not been fully developed and as a result, production costs are higher for this product when compared to our other products.
Sales and Marketing Expenses
     Sales and marketing expenses decreased $3.0 million, or 20.1%, to $11.9 million for the nine months ended September 30, 2006 from $14.9 million for the nine months ended September 30, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 6.6% for the nine months ended September 30, 2006 from 8.4% for the nine months ended September 30, 2005. The decrease in sales and marketing expenses is primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. We expect sales and marketing expenses for the year ending December 31, 2006 will not exceed spending levels incurred during 2005.
Research and Development Expenses
     Research and development expenses increased $13.8 million, or 84.7%, to $30.1 million for the nine months ended September 30, 2006 from $16.3 million for the nine months ended September 30, 2005. As a percentage of net revenue, research and development expenses increased to 16.7% for the nine months ended September 30, 2006 from 9.2% for the nine months ended September 30, 2005. The increase in research and development expenses is primarily due to the investment in prototypes and project materials for products under development for our new OEM customers of $10.0 million, payroll related expenses of $1.8 million, testing expense of $1.1 million, facility related expenses of $0.4 million, and stock option expense and employee stock option purchase plan expense of $0.5 million related to the adoption of SFAS 123(R).
General and Administrative Expenses
     General and administrative expenses increased $5.8 million, or 67.4%, to $14.4 million for the nine months ended September 30, 2006 from $8.6 million for the nine months ended September 30, 2005. As a percentage of net revenue, general and administrative expenses increased to 8.0% for the nine months ended September 30, 2006 from 4.8% for the nine months ended September 30, 2005. The increase is primarily attributable to $1.3 million of expenses associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement, legal expense of $1.9 million, stock option expense and employee stock purchase plan expense of $1.0 million related to the adoption of SFAS No. 123(R), accounting, auditing, and tax consulting expense of $1.0 million, costs associated with our on-going compliance efforts related to the Sarbanes-Oxley Act of 2002 of $0.5 million, implementation expenses of $0.3 million related to our new ERP software package, which became operational in January 2006, facility related expenses of $0.2 million, and payroll related expenses of $0.2 million. This is offset by a $0.6 decrease in bad debt expense which primarily relates to our subsidiary in Europe.
Legal Settlement Expense
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads an additional $7.15 million on July 17, 2006, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. On October 5, 2006, we made a $1.475 million payment to Crossroads representing the remaining settlement amount due plus late fees. Please refer to note 12 in the accompanying condensed consolidated financial statements.
Other Income
     Other income increased by $1.8 million, or 78.3%, to $4.1 million for the nine months ended September 30, 2006 from $2.3 million for the nine months ended September 30, 2005. The increase was attributable to an increase in interest income of $1.9 million due to higher interest rates, offset by a decrease in other income, net of $0.1 million.

Income Taxes
     We recorded income tax expense of $48.1 million for the nine months ended September 30, 2006 which was attributable to a discrete tax expense associated with the establishment of full valuation allowances for United States deferred tax assets and revising our estimated effective tax rate to (4.1)% for the year ending December 31, 2006. Our effective income tax rate of (204.0)% for the nine months ended September 30, differs from the United States federal statutory rate due to a $47.1 million discrete tax expense associated with the establishment of valuation allowances related to United States deferred tax assets, our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes and state taxes. For the nine months ended September 30, 2005, we recorded tax expense of $0.1 million, reflecting an effective tax rate of 2.9%. Our effective income tax rate for the nine months ended September 30, 2005 is primarily attributable to federal and state minimum tax liabilities as well as local and foreign taxes and was significantly reduced through the use of net operating loss carryforwards for which a valuation allowance had previously been recorded.
     We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. At September 30, 2006, based on the weight of available evidence, including current year losses, cumulative losses in recent years and expectations of future taxable income or loss, we determined that it was not more likely than not that our United States deferred tax assets would be realized and established a $47.1 million of valuation allowance associated with our United States deferred tax assets. This determination resulted in a $47.1 million discrete tax expense for the nine months ended September 30, 2006.
     As of December 31, 2005, we had federal and state net operating losses of approximately $112.1 million and $49.0 million, respectively, which begin to expire in the tax years ending 2019 and 2006, respectively. In addition, we have federal tax credit carryforwards of $3.7 million, will begin to expire in the tax year ending 2006. We also have state tax credit carryforwards of $4.7 million, of which $4.6 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.1 million will begin to expire in the tax year ending 2007.
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
Liquidity and Capital Resources
     As of September 30, 2006, we had $108.5 million of cash, cash equivalents and short-term investments. We had $110.1 million of working capital as of September 30, 2006.
     For the nine months ended September 30, 2006, cash used in operating activities was $11.9 million compared to $1.9 million for the same period in 2005. The net cash used in operating activities for the nine months ended September 30, 2006 is primarily attributable to a net loss $72.2 million, an increase in accounts receivable of $2.0 million primarily due from Sun, and a decrease in deferred revenue of $1.0 million. These amounts were offset by a decrease in deferred taxes of $47.1 million, depreciation and amortization of fixed and intangible assets of $5.4 million, stock option expense related to the acceleration of our former chief executive officer’s stock options of $0.7 million, stock option expense of $1.6 million and employee stock purchase plan expense of $0.3 million attributable to the adoption of SFAS No. 123(R), $0.1 million related to our historical stock option grant practices during our 2000 to 2002 fiscal years, an increase in accounts payable of $2.3 million primarily due to Solectron, an increase in accrued compensation and expenses of $1.8 million, a legal settlement payable of $1.5 million, and an increase in other long-term liabilities of $1.2 million primarily related to deferred rent on our new corporate headquarters.
     Cash provided by investing activities for the nine months ended September 30, 2006 was $8.2 million compared to $22.4 million for the same period in 2005. The cash used in the nine months ended September 30, 2006 is attributable to purchases related to our new corporate headquarters and machinery and equipment of $4.0 million, and purchases of short-term investments of $10.3 million, which was more than offset by the proceeds received from the maturity of short-term investments of $22.6 million.
     Cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $1.8 million. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.7 million and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $1.1 million.
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
     On February 23, 2006, the FASB issued FSP No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. FAS 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 was effective for our first reporting period beginning after February 3, 2006. The adoption of FSP No. FAS 123(R)-4 did not have a material effect on our results of operations or financial condition.
     In June 2006, FASB issued Interpretation Number (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for the fiscal year beginning after December 15, 2006. We are currently assessing the impact that FIN No. 48 will have on our results of operations and financial condition.

     In September 2006, the SEC staff issued SAB Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Upon adoption, we do not expect SAB No. 108 to have a material impact on our results of operations or financial condition.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Statement No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of Statement No. 157 to have a material impact on our results of operations or financial condition.
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
     The following table provides information about our investment portfolio at December 31, 2005 and September 30, 2006. For investment securities, the table presents carrying values at December 31, 2005 and September 30, 2006 and, as applicable, related weighted average interest rates by expected maturity dates.

	December 31, 2005	September 30, 2006
	(amounts in thousands)
Cash equivalents	$99,899	$93,900
Average interest rate	4.3%	5.3%
Short-term investments	$13,431	$1,249
Average interest rate	3.2%	5.0%
Total portfolio	$113,330	$95,149
Average interest rate	4.2%	5.3%
     We have a line of credit agreement, which accrues interest at a variable rate. As of September 30, 2006, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2006. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads Systems, Inc. that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology Inc., or Infortrend (which superseded certain indemnification clauses of a previous supplier agreement). In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by US Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
     On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill had breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.

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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of September 30, 2006.
          Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. A ruling on this motion is expected sometime after January 8, 2007.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing and all derivative actions were stayed until October 30, 2006 pending that investigation. Negotiations are currently underway to continue this stay through December 29, 2006 to allow the SLC to complete its investigation. The outcome is uncertain, and no amounts have been accrued as of September 30, 2006.
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
     We are dependent on sales to a relatively small number of customers.
     Our business is highly dependent on our relationship with Sun, and we believe could also be dependent, in the future, on our relationship with NetApp, once sales to that customer begin to increase. For example, sales to Sun accounted for 86% of our net revenue for the year ended December 31, 2005 and 85% for the nine months ended September 30, 2006. As a result, if our relationship with Sun,

NetApp or our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetApp or other OEM customers will be maintained or not otherwise be disrupted. Factors that could influence our relationship with significant OEM customers, including Sun and NetApp, include:
•	our ability to maintain our products at prices that are competitive with those of other storage system suppliers;

•	our ability to maintain quality standards for our products sufficient to meet the expectations of our OEM customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our OEM customers; and

•	the ability of Sun, NetApp, or our other OEM customers to effectively launch, ramp, ship sell and market their own products based on our products.
Our contracts with our OEM customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these major customers will not be terminated or will generate significant sales.
     None of our contracts with our existing OEM customers, including Sun and NetApp, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time. Further, we do not expect that future contracts with OEM customers, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower revenue. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our OEM customers may sell the products of our competitors. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our revenues to decline substantially, and our business and result of operations could be significantly harmed.
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
We may experience losses in the future.
     For the years ended December 31, 2005, 2004 and 2003 we recorded net income of $26.6 million, $11.6 million and $12.1 million, respectively; however, for the years ended December 31, 2002 and 2001, we incurred net losses of $34.3 million and $43.4 million, respectively. Further, our latest forecast predicts that we will most likely incur a loss for 2007, caused, in part, by lower than previously expected revenues, by on-going investment in research and development and new product production costs as several of the new products we are currently shipping or expect to begin shipping are at the early launch phase and our manufacturing processes for these products are not fully matured. We cannot assure you that we will be profitable in any future period.
Our future capital requirements will depend on, and could increase substantially as a result of, many factors.
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
     Our available cash, cash equivalents, and short-term investments as of September 30, 2006 totaled $108.5 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events, such as Sun’s or NetApp’s inability to meet its product purchase forecast or extraordinary expenses or operating expenses in excess of our projections, may require us to raise additional funds. We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of our debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.
Our operating results are subject to substantial quarterly and annual fluctuations, our period to period comparisons are not necessarily meaningful and we may not meet the expectations of public market analysts and investors.
     Our revenues in any quarter are substantially dependent upon customer orders in that quarter. We attempt to project future orders based in part on estimates from our OEM customers. For this purpose, arrangements with OEM customers will usually include the estimated future volume requirements of that customer. Our OEM customers’ estimated requirements are not always accurate and we therefore cannot predict our quarterly revenues with any degree of certainty. Moreover, we cannot predict or control our customers’ product launch dates, volume ramps and other factors that may result in substantial fluctuations on a quarterly or annual basis. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. It is likely that NetApp’s sales of any storage products supplied by us will fluctuate on a quarterly or seasonal basis as well, which fluctuations will affect our financial results. Due to the infancy of the relationship, we cannot be certain of what affect these fluctuations will have on our quarterly results, if any.

     Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance (in millions).

Quarter	Net Revenue	Net Income (Loss)
Third Quarter 2002	8.6	(7.3)
Fourth Quarter 2002	16.3	(11.9)
First Quarter 2003	30.5	(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to establishing valuation allowance of $47.1 million.
     Accordingly, comparisons of our quarterly results of operations or other period to period comparisons are not necessarily meaningful and should not be relied on as an indication of our future performance. In addition, the announcement of financial results that fall short of the results anticipated by public market analysts and investors could have an immediate and significant negative effect on the trading price of our common stock in any given period.
We may have difficulty predicting future operating results due to both internal and external factors affecting our business and operations, which could cause our stock price to decline.
     Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:
•	the size, timing, cancellation or rescheduling of significant orders;

•	the cost of litigation and settlements involving intellectual property and other issues;

•	product configuration, mix and quality issues;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	our ability to improve the costs of manufacturing products;

•	our ability to identify and establish a relationship with an alternative product manufacturing supplier;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	changes in pricing by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	hardware component costs and availability, particularly with respect to hardware components obtained from Infortrend, a sole-source provider;

•	our success in creating brand awareness and in expanding our sales and marketing programs;

•	the level of competition;

•	our ability to win business with new customers;

•	potential reductions in inventories held by OEM customers;

•	slowing sales of the products of our OEM customers;

•	technological changes in the open systems storage market;

•	levels of expenditures on research, engineering and product development;

•	changes in our business strategies;

•	personnel changes;

•	the mix of revenues from our customers; and

•	general economic trends and other factors.
Our sales cycle varies substantially and future net revenue in any period may be lower than our historical revenues or forecasts.
     Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from six to 36 months. This is particularly true during times of economic slowdown, for sales to OEM customers and for the sale and installation of complex solutions. We have shifted our business strategy to focus primarily on OEM customers, with whom sales cycles are generally lengthier, more costly and less certain than direct sales to end-users, or sales through VARs.
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
     Our new 2730 integrated storage systems, as well as our legacy products, may contain undetected errors or failures, which may be discovered after shipment, resulting in a loss of revenue or a loss or delay in market acceptance, which could harm our business. Even if the errors are detected before shipment, such errors could result in the halting of production, the delay of shipments, loss of goodwill, tarnishment of reputation or a substantial decrease in revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming property damages, consequential damages, personal injury or even death, which could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.
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
     From time to time there is significant market demand for disk drives, RAID controllers and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. In such event, we may be required to purchase our components from alternative suppliers. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components into our products could delay our ability to deliver our products in a timely manner. For example, we estimate that replacing Infortrend’s RAID controllers with those of another supplier, including Dot Hill’s proprietary RAID controller, would involve several months of hardware and software modification, which could significantly harm our ability to meet our customers’ orders for our products, damage our customer relationships and result in a loss of sales.
Manufacturing disruptions could harm our business.
     We rely on Solectron to manufacture substantially all of our products. If our agreement with Solectron is terminated, if Solectron does not perform its obligations under our agreement or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. Any such transition would also require establishing new electronic data interface linkages and would require a significant amount of our management’s attention, and could thus disrupt business operations. Under our OEM agreements with Sun and NetApp, Sun and NetApp have the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet the engineering, qualification and logistics requirements of both Sun and NetApp. If our agreement with Solectron terminates or we otherwise determine to transition manufacturing of our products to another third party manufacturer, we may be unable to find another external manufacturer that meets those requirements. With our increased use of third-party manufacturers, our ability to control the timing of shipments has continued and will continue to decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could result in cash flow problems or a decline in our stock price. To the extent we establish a relationship with an alternative manufacturer for our products, we may be able to partially mitigate potential disruptions to our business. We may also suffer manufacturing disruptions as we ramp up manufacturing processes for our new integrated storage systems, which could result in delays in delivery of these products to our OEM customers and adversely effect our results of operations.
Any shortage of disk drives or other components could increase our costs or harm our ability to manufacture and deliver our storage products to our customers in a timely manner.
     Demand for disk drives can surpass supply, forcing drive manufacturers, including those who supply the disk drives integrated into many of our storage products, to manage allocation of their inventory. If such shortages exist, we may be forced to pay higher prices for disk drives or may be unable to purchase sufficient quantities of disk drives to meet our customers’ demand for our storage products in a timely manner or at all. Similar circumstances could occur with respect to other necessary components.
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
     In addition, third parties may assert infringement claims against us, which would require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business. For example, on October 17, 2003, Crossroads filed a lawsuit against us in the United States District Court in Austin, Texas alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035 and in March 2004, Chaparral was added as a party to the lawsuit. On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. In connection with the settlement, we paid $4.825 million to Crossroads and Crossroads agreed to dismiss, with prejudice, all patent claims against us. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by US Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. We incurred significant legal expenses in connection with these matters. Other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.
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
     The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC, Hitachi, Engenio and Xyratex.
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
     We could also lose current or future business to any of our suppliers or manufacturers, some of which directly and indirectly compete with us. Currently, we leverage our supply and manufacturing relationships to provide a significant share of our products. Our suppliers and manufacturers are very familiar with the specific attributes of our products and may be able to provide our customers with similar products. We also expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share. Increased competition is likely to result in price reductions, and could lead to reduced operating margins and potential loss of market share, any of which could harm our business. We believe that the principal competitive factors affecting the storage systems market include:

•	performance, features, scalability and reliability;

•	price;

•	product breadth;

•	timeliness of new product introductions; and

•	interoperability and ease of management.
     We cannot assure you that we will be able to successfully incorporate these factors into our products and compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected. In addition, if major OEM customers who are also competitors cease purchasing our products in order to concentrate on sales of their own products, our business will be harmed.
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
     Although we have taken a number of steps to reduce operating costs, we may have to take further measures to reduce expenses if we experience operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue. As a result, if net revenue does not meet our projections, operating results may be negatively affected. We may experience shortfalls in net revenue for various reasons, including:
•	significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers and manufacturers to allocate available supplies or capacity to our competitors, which, in turn, may harm our ability to meet our sales obligations;

•	the reduction, rescheduling or cancellation of customer orders; and

•	our inability to market products with competitive features, or the inability to market certain products in any form, due to the patents or other intellectual property rights of third parties.
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
     As of September 30, 2006, our executive officers, directors and their affiliates beneficially owned approximately 9.1% of our outstanding shares of common stock. These individual stockholders may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.
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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2006 there were outstanding warrants to purchase 1,696,081 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.
Our stock price may be highly volatile and could decline substantially and unexpectedly, which has resulted in litigation.
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
     Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations that are located in the United States and internationally, as well as those of our OEM customers, suppliers, third party manufacturer and customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.
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

Item 6. Exhibits
The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Bylaws of Dot Hill Systems Corp. (1)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Bylaws of Dot Hill Systems Corp. (1)

4.3	Form of Common Stock Certificate. (2)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (3)

4.5	Form of Rights Certificate. (3)

4.6	Warrant to Purchase Shares of Common Stock dated June 22, 2006.

4.7	Warrant to Purchase Shares of Common Stock dated July 26, 2006.

10.1	Offer letter agreement dated July 5, 2006 between Dot Hill Systems Corp. and Hanif I. Jamal. (4)†

10.2	Change of Control agreement dated July 14, 2006 between Dot Hill Systems Corp. and Hanif I. Jamal. (4)†

10.3	First Amendment to Credit Agreement dated July 1, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.

10.4	Second Amendment to Credit Agreement dated September 14, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.

10.5	Revolving Line of Credit Note dated July 1, 2006 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.

10.6	Security Agreement and Addendum dated July 1, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.

10.7	First Amendment dated August 3, 2006 to Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc., Network Appliance Holding and Manufacturing B.V.*

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 17, 2006 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: November 9, 2006	By	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2006	By	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)