Form 10-K/A
period 2005-12-31
DOT HILL SYSTEMS CORP
filed 2006-11-13
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission File No. 1-13317
DOT HILL SYSTEMS CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3460176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 Faraday Avenue, Suite 100
Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (760) 931-5500
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005 was $229,555,324.
     The number of shares outstanding of the registrant’s common stock was 44,565,084 as of March 8, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders held on May 8, 2006 are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement was filed with the SEC not later than 120 days after December 31, 2005.

DOT HILL SYSTEMS CORP.
EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to amend Item 9A. Controls and Procedures of our Form 10-K originally filed on March 16, 2006 to include additional disclosure as requested by the SEC. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-K originally filed on March 16, 2006.
PART II
Item 9A. Controls and Procedures
     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of such period, our disclosure controls and procedures are effective and ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow for timely decisions regarding required disclosure.
     During the three months ended December 31, 2005, in connection with the remediation of our material weaknesses previously identified by management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, we implemented improvements to our internal controls related to accounting and financial reporting, fixed assets and inventory that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we hired two certified public accountants with relevant experience to lead the finance department and communicated to accounting personnel formal policies and procedures. Our fixed asset internal control improvements during the fourth quarter consisted of a physical observation of substantially all of our fixed assets, improvements in our policies and procedures surrounding asset identification, asset tracking, and the procurement of fixed assets. Improvements in inventory internal controls were attributed to the hiring of a cost accountant with relevant experience and improvements in policies and procedures related to inventory costing, valuation and recording.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(3) Exhibits:

Exhibit
Number
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders’ Representative.(1)

3.1	Certificate of Incorporation of Dot Hill Systems Corp.(2)

3.2	By-laws of Dot Hill Systems Corp.(2)

4.1	Certificate of Incorporation Dot Hill Systems Corp.(2)

4.2	By-laws of Dot Hill Systems Corp.(2)

4.3	Form of Common Stock Certificate.(3)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(4)

4.5	Form of Rights Certificate.(4)

4.6	Warrant to Purchase Shares of Common Stock dated May 24, 2002.(5)

4.7	Common Stock Warrant dated December 19, 2002.(5)

4.8	Warrant to Purchase Shares of Common Stock dated February 14, 2003.(5)

4.9	Common Stock Warrant dated March 14, 2003.(5)

10.1	Product Purchase Agreement between Dot Hill Systems Corp. and Sun Microsystems, Inc. dated May 24, 2002.(6)

10.2	Product Supplement/ Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)

10.3	Product Supplement/ Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)

Exhibit
Number
10.4	Product Supplement/ Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)

10.5	Second Amendment to Product Purchase Agreement, dated as of January 26, 2004 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(15)

10.6	Third Amendment to Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(15)

10.7	Product Supplement/ Award Letter (SATA) by and between Sun Microsystems, Inc. and Dot Hill Systems Corp. dated as of March 22, 2004.(15)

10.8	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(4)

10.9	Employment letter agreement dated August 2, 1999 between Dot Hill Systems Corp. and James L. Lambert.(7)†

10.10	Employment letter agreement dated August 2, 1999 between Dot Hill Systems Corp. and Dana W Kammersgard.(7)†

10.11	Employment offer letter dated November 12, 1999 between Dot Hill Systems Corp. and Preston Romm.(7)†

10.12	Lease for Dot Hill Systems Corp.’s headquarters in Carlsbad, California dated June 9, 1993.(5)

10.13	2000 Amended and Restated Equity Incentive Plan.(8)†

10.14	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†

10.15	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†

10.16	2000 Amended and Restated Employee Stock Purchase Plan.(9)†

10.17	2000 Non-Employee Directors Stock Option Plan.(10)†

10.18	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors’ Stock Option Plan.(10)†

10.19	Credit Agreement dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)

10.20	Revolving Line of Credit Note dated July 1, 2004 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.(11)

10.21	Security Agreement and Addendum dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)

10.22	Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated May 20, 2002.(12)

10.23	OEM Agreement between Dot Hill Systems Corp. and Infortrend Technology, Inc. dated May 20, 2002.(12)

10.24	2005 Executive Compensation Plan for James L. Lambert effective January 1, 2005.(13)†

10.25	2005 Executive Compensation Plan for Dana Kammersgard effective January 1, 2005.(13)†

10.26	2005 Executive Compensation Plan for Preston Romm effective January 1, 2005.(13)†

10.27	Change of Control Agreement dated August 23, 2001 between Dot Hill Systems Corp. and James L. Lambert.(14)†

10.28	Change of Control Agreement dated August 23, 2001 between Dot Hill Systems Corp. and Dana Kammersgard.(14)†

10.29	Change of Control Agreement dated August 23, 2001 between Dot Hill Systems Corp. and Preston Romm.(14)†

10.30	Securities Purchase Agreement dated March 11, 2003 between Dot Hill Systems Corp. and each of the purchasers listed on the signature pages thereto.(5)

10.31	Registration Rights Agreement dated March 11, 2003 between Dot Hill Systems Corp. and each of the purchasers listed on the signature pages thereto.(5)

10.32	Registration Rights Agreement dated March 4, 2003 between Dot Hill Systems Corp. and each of the individuals listed on the signature pages thereto.(5)

10.33	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(16)

10.34	Description of Amended and Restated Policy for Director Compensation.(17)

10.35	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(18)

10.36	Fourth Amendment to Product Purchase Agreement dated September 26, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(19)

Exhibit
Number
10.37	Product Supplement/ Award Letter dated September 27, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(19)

10.38	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(19)

10.39	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(19)

10.40	Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc. and Network Appliance B.V.(19)

10.41	Product Supplement/ Award Letter dated October 20, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(24)*

10.42	Description of Accelerated Vesting of Options.(20)

10.43	Form of Indemnity Agreement.(21)

10.44	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(24)*

10.45	Offer letter agreement dated February 22, 2006 between Dot Hill Systems Corp. and Patrick Collins.(22)

10.46	Consulting letter agreement effective March 1, 2006 and dated March 2, 2006 between Dot Hill Systems Corp. and James L. Lambert.(23)

10.47	Description of 2006 Executive Compensation Plan.(23)

21.1	Subsidiaries of Dot Hill Systems Corp.(5)

23.1	Consent of Deloitte & Touche LLP.(24)

24.1	Power of Attorney. Reference is made to page 52.(24)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(24)

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(24)

31.3	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(24)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 9, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(17)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(20)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on December 7, 2005.

(21)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2006 and incorporated herein by reference.

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 8, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP.

Date: November 13, 2006

	By:	/s/ Hanif I. Jamal

Hanif I. Jamal
Senior Vice President and Chief Financial Officer