Form 10-K
period 2006-12-31
DOT HILL SYSTEMS CORP
filed 2007-03-16
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number 1-13317

DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3460176
(State of Incorporation)	(I.R.S. Employer Identification No.)

2200 Faraday Ave, Suite 100 Carlsbad, CA (Address of principal executive offices)	92008 (Zip Code)

Registrant’s telephone number, including area code:
(760) 931-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006 was $153,037,025.

The number of shares of the registrant’s common stock outstanding as of March 8, 2007 was 45,044,668.
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

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

We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, provides end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolution architecture provides high performance and large capacities for a broad variety of environments. Our SANnet® products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.

Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun, which was subsequently extended until January 2011. The OEM agreement now provides for automatic renewals for additional one-year periods, unless either party notifies the other of its intent not to renew within a specified time period. We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so, having shipped over 122,000 units to date.

In February 2004, we acquired all the outstanding shares of Chaparral Network Storage, Inc., or Chaparral, a privately held storage system provider. This acquisition provided us with a core of redundant array of independent disks, or RAID, hardware and software technology and a team of hardware and software professionals located in Longmont, Colorado.

In July 2005, we entered into a Development and OEM Supply Agreement with Network Appliance, Inc. and Network Appliance B.V., collectively, NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. The agreement does not contain any minimum purchase commitments by NetApp. The initial term of the agreement is three years after first general availability customer shipment and renews automatically for a subsequent 12 months unless terminated by either party. We expect to begin shipping products under this agreement over the next several quarters.

In January 2006, we entered into a Master Purchase Agreement with Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V., collectively, Fujitsu. Under the agreement, Dot Hill and Fujitsu are jointly developing storage solutions utilizing key components and patented technologies from Dot Hill. The agreement does not contain any minimum purchase commitments by Fujitsu. The initial agreement term is five years. We began shipping products under this agreement in July 2006.

As part of our focus on indirect sales channels, we have historically outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron. Our agreement with Solectron allows us to reduce sales cycle times and our manufacturing infrastructure, enhance working capital and improve margins by taking advantage of Solectron’s manufacturing and procurement economies of scale.

In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC will supply Dot Hill with manufacturing, assembly and test services from its facilities in China, and SYNNEX will provide Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will facilitate our strategic product initiatives, help to expand our global capabilities and reduce our manufacturing costs. We expect to begin shipping products under the MiTAC and SYNNEX agreement over the next several quarters.

We were formed in 1999 by the combination of Box Hill Systems Corp., or Box Hill, and Artecon, Inc., or Artecon. We reincorporated in Delaware in 2001. Our website address is http://www.dothill.com. Information contained on our website does not constitute a part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to those reports that we file with the SEC are currently available free of charge to the general public through our website. These reports are accessible on our website promptly after being filed with the SEC and are also accessible through the SEC’s website which may be found at http: //www.sec.gov. In addition, you may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

Growth of Data Storage

The efficient generation, storage and retrieval of digital data and content has become increasingly strategic and mission-critical to organizations. The volume of this data continues to grow rapidly, driven by several factors including:

•	the proliferation of different types of data and data forms such as digital graphics, video, text and audio;

•	the emergence of Internet-based communication protocols which enable users to rapidly duplicate, change and re-communicate data;

•	new regulations and corporate policies requiring additional storage, such as compliance with the Sarbanes-Oxley Act of 2002, requirements imposed on healthcare companies and evolving regulatory requirements for financial services companies;

•	the implementation of enterprise-wide databases containing business management information;

•	gains in network bandwidth and the technology for managing and classifying large volumes of data; and

•	the development of the information lifecycle management, or ILM, and the growing use of RAID systems in the back-up market in place of, or in addition to, automated tape libraries, due to new applications of technologies that offer improved alternatives in the trade-off between performance and cost of ownership.

According to International Data Corporation, or IDC, the total storage capacity of all worldwide external, disk storage systems shipped will grow by nearly 56% on a compounded annual basis between 2005 and 2010, reaching 11.9 million terabytes, or TB, in 2010.

Traditionally, storage vendors have designed products for markets differentiated by capacity, performance, price and feature set. These storage markets are typically identified as:

• Entry-level.  Entry-level storage products are designed for relatively low capacity, simple, stand-alone data storage needs for which price and simplicity are the main purchasing considerations. OEMs and server companies address this market primarily through an indirect sales channel approach employing distributors, retailers and VARs that assist information technology, or IT, managers in identifying, purchasing and installing the product.

• Midrange.  Midrange or departmental/workgroup storage products are designed for higher capacity and performance than entry-level products, but still feature ease of use and manageability, and are attached to a local server or a network of servers tailored to the needs of the local users. In this market, storage providers, OEMs and server companies primarily sell their products to local IT managers either direct or through distributors, VARs and regional SIs.

• High-end.  High-end or data center storage products are designed for use by larger organizations where data storage and management is critical. These organizations require large capacity storage systems that feature high performance, automation, extreme reliability, continuous availability, operating systems interoperability and global service and support. In this market, storage providers, OEMs and server companies sell their products with a combination of a direct sales force and indirect channels, including OEMs, large SIs, VARs and managed services providers.

In addition to dramatic increases in the overall volume of data, the storage market has been influenced by the following major trends:

Migration to Network Computing.  Computing processes and architectures have evolved from mainframe computing systems toward a centrally managed network computing environment characterized by multiple operating systems and server platforms that must share information both locally and remotely. Organizations require large-scale data storage solutions offering:

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

Storage Area Networks

Customers require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance. Historically, the Small Computer Systems Interface, or SCSI, was the primary method of connecting storage to servers. Subsequently, the Fibre Channel protocol was developed, which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. More recently, the Internet SCSI, or iSCSI, protocol has emerged in entry level and midrange systems for storage connected via standard local area networks, or LANs, and wide area networks, or WANs. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards. IDC estimates that by 2009, worldwide storage systems hardware, software and services revenue will total $82 billion, with disk storage systems representing 35.5% of this total, or $29.2 billion.

IDC also estimates that worldwide storage systems hardware, software and services revenue will grow at a 5.6% compound annual growth rate, or CAGR, from $61.1 billion in 2004 to $82 billion in 2009, and that disk storage systems will grow at a 3.7% CAGR from $22.6 billion in 2004 to $29.2 billion in 2009.

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

Demand for High Performance, Affordable Network Storage Solutions

Customers increasingly demand higher performing, affordable solutions to address expanding storage requirements, interoperability across disparate systems, the need for improved connectivity and rising data management costs. Customers are also demanding open standards architecture and modular systems that allow them to add capacity as needed. These demands have created significant opportunities for network storage system solutions that are affordable and provide high performance. In general features that were historically only available in high end storage systems are increasingly required in entry level and midrange systems.

Reliability

Perhaps one of the most important requirements for many customers is that their stored data is available, and that the systems upon which they are stored be reliable. For example, internet-related customers can lose significant revenue for every minute their sites are inoperable and users cannot access data from the web site. Similarly, the operations of corporate customers can grind to a halt if precious data is lost or unavailable. For these reasons, a storage system’s reliability is often the critical factor in making a choice among storage systems.

Our Solutions

We offer a broad line of networked data storage solutions composed of standards-based hardware and software for open systems environments. Many of the performance attributes and other features demanded by high-end/data center end-users are incorporated into our products, at prices that are suitable for the entry-level or midrange markets. Our end-users consist of entry-level and midrange users, requiring cost-effective, easily managed, high performance, reliable storage systems. Our product lines range from approximately 146 gigabyte, or GB, to complete 81 TB storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

Our products and services are intended to provide users with the following benefits:

• Low Total Cost of Ownership and High Return on Investment.  Our products combine reliability, flexibility, scalability and manageability into one of the smallest form factors in today’s market. Our product set provides end-users with a low total cost of ownership due to our products’ high reliability, the simplicity of our “plug-and-play” technology, decreased service and support costs and modular system approach that allow end-users to add capacity as needed. The modular nature of our products addresses our end-users’ desire for a storage solution that does not require a large, upfront investment in a monolithic structure with unused capacity. In addition, we believe that our R/Evolution & SANnet II storage systems are among the most space-efficient in the storage industry, maximizing the utilization of our customers’ limited space and significantly reducing their costs. By extending and leveraging our customers’ installed storage system and architecture, we are able to provide solutions that offer both a lower total cost of ownership and a higher return on investment.

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

• Reliability.  We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We offer high reliability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our R/Evolution & SANnet II storage systems. Redundant components have the ability to be replaced while the system is online without interrupting network activity. All of our SANnet II disk array products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F certifications. Our R/Evolution 2730 product family is targeted at the general purpose market without compromising our high reliability standards.

• Open Systems, Multi-Platform Support.  As an independent provider of storage products, we are well positioned to provide storage solutions on a variety of platforms and operating systems, including Linux, Unix and Windows. Our R/Evolution and SANnet II product lines support multiple servers using different operating systems simultaneously. This multi-platform compatibility allows customers to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as the customer’s storage architecture changes.

• Manageability.  The ability to manage storage systems, particularly through software, is a key differentiator among storage vendors. RAIDartm and SANscape®, our storage management software for R/Evolution and SANnet II products, respectively, enable customers to more easily manage and configure their storage systems and respond to their changing system requirements.

• Data Management Software.  We introduced our AssuredFamily of data management services, or DMS, in conjunction with the launch of our R/Evolution 2730 product family. As part of our AssuredFamily, AssuredSnaptm enables point in time snapshots of data for usage in realtime backups, data mining and disaster avoidance. We expect to launch additional DMS solutions in 2007 to further round-out the portfolio of data management software for all of our R/Evolution based products.

Our Strategy

Our objective is to focus on profitable growth and capture an increasing share of the open systems storage solution market.

• Focus on Profitable Growth.  We have focused our business strategy in several ways to enhance our margins and increase profits.

• Utilize indirect sales channels.  We have adopted an indirect sales model to access end-user markets primarily through our OEM, VAR and SI partners. This allows us to benefit from our channel partners’ extensive direct and indirect distribution networks, installed customer bases and greater sales, marketing and global service and support infrastructures. The costs associated with a direct worldwide salesforce are extensive, and by leveraging the sales networks of our OEM, SI and VAR partners we can manage our sales and marketing costs at much lower levels. In addition, we encourage our channel partners to provide direct support and service to end-users.

• Outsource manufacturing and service operations.  We outsource substantially all of our manufacturing operations, which allows us to reduce our manufacturing infrastructure, enhance working capital and improve margins. In addition, we encourage our channel partners to provide support and service directly to end-users.

• Focus on existing customers and develop new customer relationships.  We have an OEM agreement with Sun under which Sun resells our products to its customers. In addition to Sun, we have other OEM partners, including Fujitsu, Motorola, Inc., or Motorola, NEC Corp., or NEC, NetApp, ONStor and Stratus Technologies, or Stratus. We intend to continue seeking additional OEM relationships with other industry leaders to sell current and future products and expand the number of products offered to existing OEM partners to enable them to address new markets. Since the second half of 2006, we have started to ship products to over a dozen new customers, including Fujitsu, Stratus and ONStor, among others.

• Grow and extend technology leadership.  We view our core competencies as the research, design and engineering of modular open storage systems. We believe that focused research and development on advanced, cost effective storage technologies is critical to our ongoing success. We intend to continue to develop and integrate high-end features into our products in order to offer more complete storage solutions and enhance our existing products to benefit our channel partners’ efforts to increase sales. We introduced our R/Evolution 2730 Modular Storage Architecture during the third quarter of 2006. The 2730 incorporated several new features that we believe establish Dot Hill in a leadership position for technological advancement in storage systems.

• Leverage our R/Evolution architecture.  We developed our R/Evolution architecture as a foundational element of our R/Evolution modular storage arrays. R/Evolution stands for Rapid Evolution and this modular architecture allows us to quickly develop, and bring to market new products based on this foundation. We intend to focus and unify our development efforts on this approach, which we believe offers us a competitive time to market advantage.

• Pursue strategic alliances, partnerships and acquisitions.  We will continue to evaluate and selectively pursue strategic acquisitions, alliances and partnerships that are complementary to our business. We believe that growth of the network storage market will create additional opportunities to expand our business. In some cases, we believe the most efficient pursuit of these opportunities may be through partnerships and relationships that allow us to leverage our existing products, core competencies and channels while capitalizing on products, technologies and channels that may be available through potential strategic partners.

Our Products

We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers’ needs for easily scalable cost effective solutions. We currently offer storage systems in Fibre Channel, SCSI, serial attached SCSI, or SAS, and serial advanced technology attachment, or SATA, technologies with direct attached storage, or DAS, and SAN configurations. Our software offerings consist of storage management applications, which can manage any one or all of our storage system configurations, performance enhancing software that we sell bundled with our storage systems or license separately to OEM customers and data management services including snapshot technology.

All of our current SANnet II products are NEBS Level 3 certified and MIL-STD-810F compliant. NEBS guidelines were originally developed by Bellcore, now Telcordia, as ultra-high reliability standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD-810F is a military standard created by the United States Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are important requirements for end-users, particularly those in these telecommunications and government sectors.

Our primary products include the following:

General
Product Line	Description	Availability	Capacity	Target Market	Features

Hardware
SANnet II SCSI	2 unit high, 12 to 36 drives, Ultra160 SCSI DAS storage	4Q02	146 GB to 10 TB using 300 GB SCSI drives	Entry-level and Midrange	Compact 3.5 inch high enclosures, fully redundant arrays of independent disks, or RAID, using SCSI connections, expandable storage capacity
SANnet II FC	2 unit high, 12 to 108 drives, 2 Gigabit Fibre Channel DAS and SAN storage	1Q03	146 GB to 32 TB using 300 GB FC drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
SANnet II Blade	1 unit high, 4 drives, Ultra320 SCSI DAS	1Q04	146 GB to 1.2 TB using 300 GB SCSI drives	Entry-level	Highly rack- optimized design, connects to low- cost server SCSI ports
SANnet II SATA	2 unit high, 12 to 72 drives, 2 Gigabit Fibre Channel DAS and SAN storage	2Q04	800GB to 81 TB using 750 GB SATA drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
2730	2 unit high, 12-56 SAS or SATA drives, 4Gb FC DAS and SAN storage	3Q06	876 GB-42TB using 750 GB SATA drives	Entry-level	Complete SAN solution in a single enclosure, scalable performance and capacity with interruptions for general purpose applications. AssuredSnap DMS included
Software
AssuredSnap	Data Management Services (DMS)	3Q06	N/A	Entry-level and Midrange	Snapshot technology for Backup, Data Mining and Disaster Recovery
SANpath	Storage area networking software	1Q00	N/A	Entry-level and Midrange	Load balancing, multipathing, path fail over, path fail back and LUN masking
RAIDar & SANscape	Storage management software	1Q00	N/A	Entry-level and Midrange	Graphical and command line consoles with diagnostics, monitoring and reporting

SANnet II Family of Storage Solutions.  We began the introduction of our SANnet II family, during the fourth quarter of 2002. SANnet II provides enterprise class functionality to the entry-level and midrange storage markets at attractive prices. Through our SANnet II family of networked storage solutions, we offer compact, rugged RAID arrays that support SAN and DAS configurations. The SANnet II products provide excellent up-time and are tested to operate in extreme environmental conditions. In addition, our SANnet II products share a common modular architecture and unified management system that integrates our SANpath and SANscape management software. To date we have shipped more than 122,000 of these storage arrays.

• SANnet II SATA.  We launched our SANnet II SATA product in the second quarter of 2004. It is an entry-level storage product for IT managers requiring a compact near line storage solution.

• SANnet II Blade.  We launched our SANnet II Blade product during the first quarter of 2004. It is an entry-level ultra-compact storage solution for DAS architectures.

• SANnet II FC.  We launched our SANnet II FC product in the first quarter of 2003. It is a Fibre Channel-based online storage product for IT managers that require a SAN solution.

• SANnet II SCSI.  We launched our SANnet II SCSI product during the fourth quarter of 2002. It is an entry-level ultra-compact storage solution for DAS architectures.

R/Evolution Modular Storage Architecture.  We began the introduction of our R/Evolution architecture based product family during the third quarter of 2006. This family of new offerings focuses on the incorporation of SAS/SATA drive technology with a variety of front-end host interfaces. These products will be focused on the general purpose market initially and introduce several new technological advancements including EcoStor (elimination of batteries in a RAID cache management system) and SimulCache (high-speed mirrored cache coherency). We believe we were also the first RAID vendor to offer mixed SAS or SATA disk drives in the same two unit high, 12 drive enclosure in a highly reliable storage system.

• 2730.  We launched our 2730 product, our first R/Evolution architecture product, during the third quarter of 2006. It is a general purpose high performance storage array offering 4 GB Fibre Channel host connectivity and any combination of SAS and SATA disk drives. It can be deployed in both a SAN and DAS environment.

Software.  We develop application software technologies and products that are complementary to our overall storage solutions. Our host-based software is delivered as two primary application suites: SANpath and SANscape. Our software supports widely used open systems platforms, including Linux, Unix and Windows. We also offer a web-based graphical user interface, or GUI, (RAIDar) for our R/Evolution modular storage products for array management. AssuredSnap is our first DMS offering rollback and rollforward manipulation of point in time data snapshots.

• SANpath.  SANpath is our SAN software that improves system performance and enables storage multipathing to ensure comprehensive reliability, availability and serviceability. Originally released during the first quarter of 2000, SANpath functions with SCSI or Fibre Channel host connections and storage hardware, including our SANnet II storage solutions deployed within either DAS or SAN architectures. All SANpath managed environments may be re-configured without interruptions to operating systems or applications. SANpath provides a number of features, such as: path failover, load balancing, dynamic volume management and the reassignment of storage volume without server restarts.

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

• AssuredSnap.  AssuredSnap is our DMS software that introduces point in time snapshot technology into the R/Evolution product family. AssuredSnap integrates volumes that can be mounted for read/write operations, rolled backward or forward to recreate a specific point in time reference and scripted for automated operations.

• RAIDar  RAIDar is a GUI used for configuring, monitoring, error reporting and running diagnostics for our 2730 RAID systems. Our OEM customers have the option of customizing their own GUI with the purchase of a customization tool kit. This toolkit enables our OEM customers to “private label” the GUI quickly and cost efficiently.

Sales and Marketing

We market and distribute our products globally through our channel partners. Our channel partners consist of primarily OEMs, supplemented by SIs and distribution and reseller partners which we use to cost-effectively pursue a wide range of potential end-users. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We have established a channel partner program consisting of tiers that distinguishes and rewards our partners for their levels of commitment and performance. We maintain a sales and marketing organization operating out of our office in Longmont, Colorado and Carlsbad, California, with regional offices in Germany, Japan, The Netherlands, China and the United Kingdom as well as several smaller localized field sales offices throughout North America. Our products are sold under the Dot Hill brand name (SANnet II) and the R/Evolution brand name (2730) and under the names of our OEM customers. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty. One of our customers has the right to return a percentage of product within 90 days of purchase, subject to certain terms and conditions.

OEMs

Our primary distribution channel is through OEMs. We have several OEM relationships and are actively developing new ones. Currently OEM partners include among others Fujitsu, Motorola, NEC, NetApp, ONStor, Stratus and Sun. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. For the years ended December 31, 2004, 2005 and 2006, OEM sales represented 89.6%, 91.3% and 90.5% of our net revenue, respectively. Sales to Sun accounted for 86.3%, 86.2% and 82.0% of our net revenue for the years ended December 31, 2004, 2005 and 2006, respectively.

Indirect Channels

Most of our non-customized or ‘black box’ products are sold in conjunction with smaller OEMs, VARs and SIs who work closely with our sales force to sell our products to end-users. Our indirect channel partners generally resell our products under the Dot Hill brand name or the R/Evolution brand name and share responsibility with us for marketing, sales, service and support. We believe indirect channel sales represent an attractive growth opportunity and intend to expand the scope of our indirect channel sales efforts by continuing to actively pursue additional indirect channel partners, both domestically and internationally.

Marketing

We support our OEM and other indirect channels with a broad array of marketing programs designed to promote our products and technology leadership, attract additional channel partners and generate end-user demand. Our product marketing team, located in Longmont, Colorado, focuses on product strategy, product development roadmaps, the new production introduction process, product lifecycle management, demand assessment and competitive analysis. The product marketing team also ensures that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development roadmap to meet key customer and channel technology requirements.

Our Relationship with Key OEMs

In May 2002, we entered into a three-year OEM agreement with an annual renewal to provide our SANnet II and SANscape products for private label sales by Sun. This agreement was extended until January 2011 and now provides for automatic renewals for additional one-year periods, unless either party notifies the other of its intent not to renew within the specified time period. During October 2002, we began shipping to Sun the first product in our

SANnet II family of systems, SANnet II SCSI, for resale to Sun’s customers. We began shipping our SANnet II FC to Sun in March 2003, our SANnet II SATA to Sun in June 2004 and our SANnet II Blade to Sun in March 2004. There are no minimum purchase agreements or guarantees in our agreement with Sun, and the agreement does not obligate Sun to purchase its storage solutions exclusively from us.

We believe that our relationships with market leaders like Sun, Fujitsu, Motorola and NetApp strengthen our credibility in the marketplace, validate our technology and enable us to sell our products to a much broader customer base. In addition to expanding and enhancing our relationships with current OEM customers and other types of channel partners, we intend to add additional OEM customers as a part of our overall strategy.

Because of our historical revenue concentration with Sun, we have been subject to seasonality related to Sun’s historical sales patterns. Generally, sales for the second quarter of our fiscal year reflect the positive impact attributed to Sun’s historically strong sales in the last quarter of its fiscal year. Conversely, sales for the third quarter of our fiscal year typically reflect the impact of decreased sales to Sun for the first quarter of its fiscal year.

In July 2005, we entered into a Development and OEM Supply Agreement with NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be developed for sale to NetApp. The agreement does not contain any minimum purchase commitments by NetApp. The initial term of the agreement is three years after first general availability customer shipment and renews automatically for a subsequent 12 months unless terminated by either party. We expect to start shipping products to NetApp within the next several quarters.

In January 2006, we entered into a Master Purchase Agreement with Fujitsu. Under the agreement, Dot Hill and Fujitsu will jointly develop storage solutions utilizing key components and patented technologies from Dot Hill. The agreement does not contain any minimum purchase commitments by Fujitsu. The initial agreement term is five years. We began shipping products to Fujitsu in July 2006.

Customer Service and Support

We recognize that providing comprehensive, proactive and responsive support is essential to maintaining and growing customer satisfaction, establishing new customer accounts and securing repeat business. We provide comprehensive, 24 hours a day, seven days a week, 365 days a year, global customer service and support, either directly or through third party service providers, aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration. Through direct and third party service providers, we maintain a global network of professional engineers and technicians who provide telephonic technical support in various languages from strategically located global response centers on a 24 hour, seven day basis. In addition, we provide four hour on site service response on a global basis. We also offer all of our customers access to SANsolve, our web-hosted interactive support knowledge base that gives our customers the ability to find answers to technical questions as well as initiate and track all support issues.

We have also taken steps to better align our service and support structure with our indirect sales model. We have done the following:

•	Encouraged our channel partners to provide support and service directly to end-users. For example, Sun, our primary channel partner, provides all but the fifth and final level of support and service to its end-users and we provide that final level of support and service.

•	Focused on providing the higher levels of support for a fee.

•	Established authorized service providers.

•	Entered into an agreement with GAVS Information Services LLC, or GAVS, to provide warranty and non-warranty services for customers who purchase new maintenance agreements for our prior generation SANnet product family as well as our new R/Evolution platform. Anacomp, Inc., or Anacomp, our current service provider will manage our SANnet I support for our non-warranty customers.

We plan to grow our service offerings, including onsite support contracts. These services will be performed either directly by us, or through the increased use of third party service providers.

Research and Development

Our research and development team has been focused on developing innovative storage and networking products, storage management software for the open systems market and the integration of our acquired storage controller technology into Dot Hill designed storage systems. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the Unix environment, and the first NEBS Level 3 certified and MIL-STD-810F tested line of storage systems. We were first to market with SimulCache which increases the write performance in a dual controller array. We have also incorporated EcoStor into our 2730 product, which eliminates batteries in the storage system, hence decreasing service costs, while ensuring data integrity in the event of power failure. We also believe that we may be first in the industry to be able to intermix SAS and SATA drives in the same storage system. This has enabled us to build products that optimize read and write performance relative to cost. Our success depends on our ability to continuously develop products that meet changing customer needs and to anticipate and proactively respond to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines.

Our areas of expertise include Linux, Unix and Windows driver and system software design, SAN storage resource management software design, storage system design and integration, RAID controller design and technology, RAID firmware development, data management software development and high-speed data interface design. We are currently focusing development efforts on our next-generation family of storage systems and on our software products. Projects include the launch of additional members of the R/Evolution family of systems, improvements to our storage software offerings and next generation high-speed solutions that will take advantage of the latest transports and technologies.

Our research and development activities are directed by individuals with significant expertise and industry experience. Our total research and development expenses were $18.0 million, $23.6 million and $36.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

In February 2007, we entered into a manufacturing agreement with MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC will supply Dot Hill with manufacturing, assembly and test services from its facilities in China, and SYNNEX will provide Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will facilitate our strategic product initiatives, help to expand our global capabilities and reduce our manufacturing costs. We expect to begin shipping products under the MiTAC and SYNNEX agreement over the next several quarters.

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

As of December 31, 2006, we had been awarded a total of 20 United States patents, six of which were awarded in 2006. Twelve patents generally cover RAID controller and SAN technology, which we believe could provide us with a competitive advantage. In addition, as of December 31, 2006, we had six allowed United States patents, and 20 filed United States patent applications. The patents covering our core technologies expire from 2010 to 2025. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

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

In June 2006, we entered into a settlement and license agreement with Crossroads Systems Inc., or Crossroads, which was amended in October 2006 and settles the patent action brought by Crossroads against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an agreement with Infortrend Technology Inc., or Infortrend, under which Infortrend paid for most of the settlement charges as well as royalties on products that we ship that incorporate their controller technology.

Competition

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp., or Engenio, and Xyratex Ltd., or Xyratex, We also compete with traditional suppliers of computer systems, including Dell Inc., IBM and Hewlett-Packard Company, which market storage systems as well as other computer products. However these companies could also potentially be prospective OEM customers of ours.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of public and privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future. In the future it is conceivable that we could compete with some of the original design manufacturers, one of whom is our manufacturing partner today as they develop expertise in chassis design and power and cooling technologies.

We believe the principal competitive factors in the storage systems market are:

•	product performance, features, scalability and reliability;

•	price;

•	product breadth;

•	timeliness of new product introductions; and

•	interoperability and ease of management.

We believe that we compete favorably in these categories. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products and maintaining high quality standards and customer satisfaction.

Employees

As of December 31, 2006, we had 269 full-time employees, of whom 56 were engaged in sales and marketing, 106 in research and development, 52 in manufacturing, 32 in general management and administration and 23 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Executive Officers and Key Employees of the Registrant

			Officer or
Name	Age	Position	Key Employee Since

Dana W. Kammersgard	52	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal	46	Senior Vice President, Chief Financial Officer and Corporate Secretary	July 2006
Philip A. Davis	39	Executive Vice President of Worldwide Field Operations	March 2006
James Kuenzel(2)	53	Senior Vice President of Engineering	February 2006
Robert Finley(2)	57	Vice President of Manufacturing Operations	March 2006

(1)	In 1999, Artecon and Box Hill merged to form Dot Hill. Artecon was founded in 1984 and Mr. Kammersgard was an officer of Artecon from its inception until the merger, and has been an officer of Dot Hill since that date.

(2)	Key employees

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

Hanif I. Jamal has served as our Senior Vice President, Chief Financial Officer and Corporate Secretary since July 2006. Prior to joining Dot Hill, Mr. Jamal served as Vice President and Corporate Treasurer for Gateway Inc. from 2004 to 2006. Prior to joining Gateway in 2002, Mr. Jamal served in a number of leadership positions over 17 years within Hewlett- Packard Company in the customer financing division, HP Technology Finance. Mr. Jamal led HP’s customer financing operations in North America, Latin America and Europe and was also Vice President and General Manager for HP’s Commercial and Consumer Financing Division. In 1998, he established Hewlett-Packard International Bank in Dublin, Ireland, and served as Managing Director through 2000. Jamal holds an MBA from Stanford Graduate School of Business and a Bachelor of Science degree, with Honors, in Management Sciences from the University of Manchester Institute of Science and Technology in the United Kingdom.

Philip A. Davis has served as our Executive Vice President of Worldwide Field Operations since March 2007. Previously, Mr. Davis served as Senior Vice President of Worldwide Sales and Marketing following Dot Hill’s acquisition of Chaparral. While at Chaparral, Mr. Davis served as Senior Vice President Worldwide Sales from 2003 to 2004. From 2002 to 2003, Mr. Davis was Vice President of Field Operations for RLX Technologies, Inc., a blade server provider, and from 1999 to 2002, he was Senior Vice President of Sales and Marketing and Executive Vice President of Corporate Strategy and Business Development for BetaSphere, Inc., a provider of product lifecycle management solutions. Mr. Davis has also served in various sales management positions at Update.com Software, Inc., Vixel Corporation, PMC-Sierra, Inc., and Texas Instruments, Inc. Mr. Davis holds a B.S. in Electronic Engineering from California Polytechnic State University, San Luis Obispo.

James Kuenzel has served as our Senior Vice President of Engineering since February 2006. Mr. Kuenzel joined Dot Hill after leaving Maranti Networks Inc. where he began his tenure in 2002 as Vice President of Engineering and then was appointed to President and Chief Operating Officer. Kuenzel has also held Vice President of Engineering positions at McData Corporation, Cabletron Systems, Inc. and Digital Equipment Corporation. Mr. Kuenzel attended Georgetown University Extension, University of Wisconsin Extension, and holds an A.A. in Electronics from Philco Ford Technical Institute.

Robert Finley joined us as Vice President of Supply Base Management in March 2006. Mr. Finley has served as our Vice President of Manufacturing Operations since March 2007. Prior to joining Dot Hill, Mr. Finley was vice president of manufacturing, new product introductions and service repair operations from 2001 to 2006 for McData Corp., a storage networking provider. From 1996 to 2001, Mr. Finley served in a variety of executive operations positions, most recently as Vice President of Business Programs Management for SMTC manufacturing, a global EMS company. Mr. Finley has also served in various operations management positions at Disposal Sciences, Inc., Century Data Inc., Amcodyne Inc. and Storage Technology Corp. Mr. Finley holds a B.S. in Electronics Engineering Technology from Arizona State University where he also completed one year of post graduate work in Business Administration.

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

Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 86% and 82% of our net revenue for the years ended December 31, 2005 and 2006, respectively. As a result, if our relationships with Sun, NetApp or Fujitsu were disrupted, we would lose substantially all of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetApp, Fujitsu or other OEM customers will expand or not otherwise be disrupted. Factors that could influence our relationship with significant OEM customers, including Sun, NetApp and Fujitsu include:

•	our ability to maintain our products at prices that are competitive with those of other storage system suppliers;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our OEM customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our OEM customers;

•	our ability to continue to develop and launch new products that our OEM customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors; and

•	the ability of Sun, NetApp, Fujitsu or our other OEM customers to effectively launch, ramp, ship, sell and market their own products based on our products.

Our contracts with our OEM customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these major customers will not be terminated or will generate significant sales.

None of our contracts with our existing OEM customers, including Sun, NetApp and Fujitsu, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time. Further, we do not expect that future contracts with OEM customers, if any, will include any minimum purchasing commitments.

Changes in the timing or volume of purchases by our major customers could result in lower revenue. For example, we cannot be certain that our sales to Sun will continue at historical levels. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our OEM customers may sell the products of our competitors. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our revenues to decline substantially, and our business and results of operations could be significantly harmed.

We may continue to experience losses in the future, and may require additional capital.

For the year ended December 31, 2006, we incurred a net loss of $80.8 million. We expect to incur a loss for the year ended December 31, 2007, primarily as a result of high new product production costs pending transition of our supply chain to a lower cost provider and continued investment in research and development. We may be able to mitigate these losses as we transition manufacturing of our 2730 products to a hard-tooled environment, change the mix of product sales and continue to focus on internal cost controls. However, we cannot assure you that we will be profitable in any future period.

Our available cash, cash equivalents and short-term investments as of December 31, 2006 totaled $99.7 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events may require us to raise additional funds. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	our ability to achieve acceptable gross profit margins;

•	the success of our manufacturing strategy;

•	the success of our sales and marketing efforts;

•	field failures resulting in product replacements or recalls;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights; and

•	costs of litigating and defending law suits.

We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of convertible debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating, debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to further borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

Our inability to successfully transition manufacturing of our 2730 and successor products from Solectron to MiTAC and SYNNEX could significantly impact our operating results.

Our decision to enter into a manufacturing agreement with MiTAC and SYNNEX was partly based upon being able to achieve lower manufacturing and product transformation costs. As this is a new relationship for both companies, we will need to establish new processes, tooling and manufacturing infrastructure. Consequently, there could be a delay in migrating production to MiTAC and SYNNEX which could negatively impact expected gross margins. In addition, if we experience any product quality or manufacturing capacity issues, we could impact revenues from customers as well as satisfaction with our products.

In addition, while we do not expect our new relationship with MiTAC and SYNNEX to negatively impact our relationship with Solectron, we cannot be assured that there will not be any strains on the relationship between the two companies that could impact product cost or quality.

Our inability to lower product costs or changes in the mix of products we sell may significantly impact our gross margins and operating results.

Our gross margins are determined in large part based on our manufacturing costs, our component costs and our ability to bundle RAID controllers, software and low cost value added features into our products, as well as the prices at which we sell our products. If we are unable to lower production costs to be consistent with any decline in selling prices, our gross margins and operating results will suffer. Several of the new products we are currently shipping or expect to begin shipping are at the early launch phase. Until our manufacturing processes for these new products are more fully developed, product costs for these new products will be higher than for more mature products. Our strategy to offset gross margin erosion includes shifting our manufacturing to lower cost suppliers such as MiTAC and SYNNEX and transitioning the manufacturing of our 2730 product to a hard-tooled production environment. We cannot assure you that we will be successful or that we will not experience unforeseen delays in effecting that transition, nor can we be certain as to the magnitude of any cost savings. In addition, as we begin to derive a greater portion of our net revenues from sales of products to customers other than Sun, a greater percentage of products may be sold without RAID controllers, software or other margin enhancing features. All of these factors, together with increasing pricing pressures, could further adversely affect our gross margins and operating results.

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

Our revenues in any quarter are substantially dependent upon customer orders in that quarter. We attempt to project future orders based in part on estimates from our OEM customers. For this purpose, arrangements with OEM customers will usually include the estimated future volume requirements of that customer. Our OEM customers’ estimated requirements are not always accurate and we therefore cannot predict our quarterly revenues with any degree of certainty. Moreover, we cannot predict or control our customers’ product launch dates, volume ramps and other factors than may result in substantial fluctuations on a quarterly or annual basis. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. It is likely that NetApp’s sales as well as sales of our other new OEM customers of storage products supplied by us will fluctuate on a quarterly or seasonal basis as well, and these fluctuations will affect our financial results. Due to the infancy of the NetApp relationship, we cannot be certain of what affect these fluctuations will have on our quarterly results, if any.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance (in millions).

Quarter	Net Revenue	Net Income (Loss)

First Quarter 2003	$30.5	$(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)
Fourth Quarter 2006	59.4	(9.1)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to establishing valuation allowance of $47.1 million.

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

Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:

•	the size, timing, cancellation or rescheduling of significant customer orders;

•	our ability to reduce product costs and improve operating margins;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	product configuration, mix and quality issues;

•	changes in pricing by us or our competitors;

•	the cost of litigation and settlements involving intellectual property and other issues;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	hardware component costs and availability, particularly with respect to hardware components obtained from sole-source providers and major component suppliers such as disk drives, memory and legacy RAID controllers;

•	our success in creating brand awareness and in expanding our sales and marketing programs;

•	the level of competition;

•	our ability to win business with new customers;

•	potential reductions in inventories held by OEM customers;

•	slowing sales of the products of our OEM customers;

•	technological changes in the open systems storage market;

•	levels of expenditures on research, engineering and product development;

•	levels of expenditures in our manufacturing and support organization and our ability to manage variances in component costs and inventory levels of components held by our manufacturing partners;

•	the quality of products being manufactured by Solectron, MiTAC, and SYNNEX;

•	changes in our business strategies;

•	personnel changes; and

•	general economic trends and other factors.

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

Additional factors that may extend our sales cycle, particularly orders for new products, include:

•	the amount of time needed for technical evaluations by customers;

•	customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;

•	customers’ internal review and testing procedures;

•	our engineering work necessary to integrate a storage solution with a customer’s system;

•	the complexity of technical challenges that need to be overcome during the development process;

•	meeting unique customer specifications and requirements; and

•	difficulties by our customers in integrating our products and technologies into their own products.

Our net revenue is difficult for us to predict since it is directly affected by the timing of large orders. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net sales for a quarter during the last month of that quarter. In addition, our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. We cannot assure you that our sales will not decline in future periods.

Our business and operating results may suffer if we encounter significant product defects due to the introduction of our new storage systems.

Our new integrated storage systems, as well as our legacy products, may contain undetected errors or failures, which may be discovered after shipment, resulting in a loss of revenue or a loss or delay in market acceptance, which could harm our business. Even if the errors are detected before shipment, such errors could result in the halting of production, the delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation or a substantial decrease in revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge. Significant warranty costs, particularly those that exceed reserves, could adversely impact our business. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or personal injury, which could also result in our loss of customers and goodwill. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

The loss of one or more suppliers could slow or interrupt the production and sales of our products.

Our third party manufacturers rely on other third parties to supply key components of our storage products. Many of these components are available only from limited sources in the quantities and quality we require. From time to time there is significant market demand for disk drives, RAID controllers, memory and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. In such event, we may be required to purchase our components from alternative suppliers, and we cannot be certain that alternative sources of supplies will be available at competitive terms. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components into our products could delay our ability to deliver our products in a timely manner. For example, we estimate that replacing key components we currently use in our products with those of another supplier, could involve several months of hardware and software modification, which could significantly harm our ability to meet our customers’ orders for our products, damage our customer relationships and result in a loss of sales.

Manufacturing and supplier disruptions could harm our business.

We rely on third parties to manufacture substantially all of our products. If our agreements with Solectron, MiTAC or SYNNEX are terminated, or if they do not perform their obligations under our agreement or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. Any such transition would also require a significant amount of our management’s attention. Under our OEM agreements with Sun and NetApp, Sun and NetApp have the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet the engineering, qualification and logistics requirements of both Sun and NetApp. If our agreements with Solectron, MiTAC or SYNNEX terminate, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our OEM customers and that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.

With our use of third-party manufacturers, our ability to control the timing of shipments could decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price. To the extent we establish a relationship with an alternative manufacturer for our products, we may be able to partially mitigate potential disruptions to our business. We may also suffer manufacturing disruptions as we ramp up manufacturing processes for our new integrated storage systems, which could result in delays in delivery of these products to our OEM customers and adversely effect our results of operations. Additionally, production of our products could be disrupted as a result of geo-political events in Asia and other manufacturing locations.

We also generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition.

Any shortage of disk drives, memory or other components could increase our costs or harm our ability to manufacture and deliver our storage products to our customers in a timely manner.

Demand for disk drives and memory has at times surpassed supply, forcing drive and memory manufacturers, including those who supply the components that are integrated into many of our storage products, to manage allocation of their inventory. If such a shortage were prolonged, we may be forced to pay higher prices for disk drives or memory or may be unable to purchase sufficient quantities of these components to meet our customers’ demand for our storage products in a timely manner or at all. Similar circumstances could occur with respect to other necessary components.

The market for storage systems is intensely competitive and our results of operations, pricing and business could be harmed if we fail to maintain or expand our market position.

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC, Hitachi, Engenio and Xyratex, but also against server companies such as HP, IBM and Dell as well as smaller storage companies. Future competitors could include original design manufacturers and contract manufacturers, some of whom we partner with today.

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

Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, and may reduce operating margins and create a potential loss of market share, any of which could harm our business. We believe that the principal competitive factors affecting the storage systems market include:

•	performance, features, scalability and reliability;

•	price;

•	product breadth;

•	product availability and quality;

•	timeliness of new product introductions; and

•	interoperability and ease of management.

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

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors or us could render our existing products obsolete. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products, including new software and hardware, and enhancements to existing software and hardware that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions.

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

In addition, third parties may assert infringement claims against us, which would require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business. For example, in 2003, Crossroads filed a lawsuit against us alleging that our products infringe two United States patents assigned to Crossroads. In 2006, we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We incurred significant legal expenses in connection with these matters. Other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.

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

Although we have taken a number of steps to reduce operating costs, we may have to take further measures to reduce expenses if revenue declines and we experience greater operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue. As a result, if net revenue does not meet our projections, operating results may be negatively affected. We may experience shortfalls in net revenue for various reasons, including:

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

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Chief Financial Officer, Phil Davis, our Executive Vice President of Worldwide Field Operations, James Kuenzel, our Senior Vice President of Engineering, and Robert Finley, our Vice President of Manufacturing Operations. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

Many of our customer relationships are based on personal relationships between the customer and our executives or sales representatives. If these representatives terminate their employment with us, we may be forced to expend substantial resources to attempt to retain the customers that the sales representatives serviced. Ultimately, if we were unsuccessful in retaining these customers, our net revenue would decline.

Our executive officers and directors and their affiliates own a significant percentage of our outstanding shares, which could prevent us from being acquired and adversely affect our stock price.

As of December 31, 2006, our executive officers, directors and their affiliates beneficially owned approximately 9.3% of our outstanding shares of common stock. These individuals may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of December 31, 2006 there were outstanding warrants to purchase 1,696,081 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. For example, in late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. In addition, four complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Securities litigation could result in the expenditure of substantial funds, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

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

Compliance with Sarbanes-Oxley Act of 2002.

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulations of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent registered public accounting firm. This process has required us to hire additional personnel and outside advisory services and has resulted in significant accounting, audit and legal expenses. We expect to continue to incur significant expense in future periods to comply with regulations pertaining to corporate governance as described above. In addition, we have recently implemented an ERP system, which was an extremely complicated, time consuming and expensive process.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters and principal research and marketing facility currently occupies approximately 58,500 square feet in Carlsbad, California, under a lease that expires in April 2013. In addition, we lease six international offices in five countries: Germany, Japan, the Netherlands, China and the United Kingdom. With the acquisition of Chaparral, we added a research and development facility that occupies approximately 26,930 square feet in Longmont, Colorado, under a lease that expires in July 2007. We also have a lease for a facility in Corona, California for 7,160 square feet that expires in August 2007. Solectron currently manufactures substantially all of our products and we are transitioning portions of our manufacturing to MiTAC and SYNNEX. We believe that with our existing facilities and the manufacturing capabilities of Solectron, MiTAC and SYNNEX, we have the capacity to meet any potential increases to our forecasted production requirements and therefore believe our facilities are adequate to meet our needs in the foreseeable future.

Item 3.	Legal Proceedings

Crossroads Systems Litigation

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

On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill had breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of our indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that we would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.

Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of the $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse us for the $1.475 million. On December 12, 2006, we amended the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief.

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

Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of December 31, 2006.

Dot Hill Securities Class Actions and Derivative Suits

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs have until April 20, 2007 to amend their complaint.

In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing and all derivative actions were stayed until December 29, 2006 pending that investigation. We are currently awaiting a report from the SLC regarding the outcome of their investigation. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported option backdating was served on the Company. The Company has filed a Notice of Related case informing the Court that the latest case should be consolidated with the previously filed derivative actions. The outcome of these actions is uncertain, and no amounts have been accrued as of December 31, 2006.

Other Litigation

We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not likely have a material adverse effect on our financial condition or operating results.

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

Our common stock is currently included for quotation on the Nasdaq Stock Market and is currently traded under the symbol “HILL.”

The following table sets forth for the periods indicated the per share range of the high and low closing sales prices or closing bid prices, of our common stock as reported on the Nasdaq Stock Market.

	Low	High

Year Ended December 31, 2005
First Quarter	$5.57	$7.62
Second Quarter	4.64	5.90
Third Quarter	5.25	6.73
Fourth Quarter	6.46	7.40
Year Ended December 31, 2006
First Quarter	6.11	7.91
Second Quarter	3.00	7.06
Third Quarter	3.03	3.96
Fourth Quarter	3.18	4.40

On March 8, 2007 the last reported sale price for our common stock on the Nasdaq Stock Market was $3.46 per share. As of March 8, 2007 there were 45,044,668 shares of our common stock outstanding held by approximately 6,234 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Statement of operations data for the years ended December 31, 2004, 2005 and 2006, and the balance sheet data as of December 31, 2005 and 2006, have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. Statement of operations data for the years ended December 31, 2002 and 2003 and balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements not included herein. All data in thousands except per share data.

	2002	2003	2004(2)	2005	2006

Statement of Operations Data:
Net revenue	$46,936	$187,448	$239,376	$233,799	$239,217
Cost of goods sold	45,444	142,550	179,875	180,196	202,561

Gross profit	1,492	44,898	59,501	53,603	36,656
Operating expenses:
Sales and marketing	22,513	14,086	16,839	19,120	15,996
Research and development	10,043	11,950	17,993	23,628	36,529
General and administrative	5,150	7,418	9,992	12,933	18,119
Legal settlement(1)	—	—	—	—	3,395
In-process research and development(2)	—	—	4,700	—	—
Merger and restructuring expenses(3)	1,550	—	(434)	—	—

Operating income (loss)	(37,764)	11,444	10,411	(2,078)	(37,383)
Other income, net	344	775	1,458	3,478	5,496
Income tax (expense)/benefit(4)	3,117	(88)	(272)	25,197	(48,885)

Net income (loss)	$(34,303)	$12,131	$11,597	$26,597	$(80,772)

Net income (loss) attributable to common stockholders	$(34,759)	$11,990	$11,597	$26,597	$(80,772)

Net income (loss) per share:
Basic	$(1.39)	$0.35	$0.27	$0.61	$(1.80)

Diluted	$(1.39)	$0.31	$0.25	$0.58	$(1.80)

Weighted average shares outstanding:
Basic	24,953	33,856	43,460	43,903	44,757

Diluted	24,953	38,164	46,395	45,639	44,757

	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$10,082	$191,545	$126,186	$122,234	$99,663
Working capital	2,224	177,650	123,384	135,293	102,941
Total assets	32,228	218,443	246,567	267,294	201,651
Total long-term debt	275	247	—	—	—
Total stockholders’ equity	5,785	184,133	196,827	232,051	155,912

(1)	See discussion of our legal settlement Note 18 to our 2006 consolidated financial statements.

(2)	The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

(3)	See discussion of our restructuring activities in Note 5 to our 2006 consolidated financial statements.

(4)	See discussion of income taxes in Note 11 to our 2006 consolidated financial statements.

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

Our products and services are sold worldwide to end-users primarily through our channel partners, including OEMs, SIs and VARs. In May 2002, we entered into a three-year OEM agreement with Sun to provide our storage hardware and software products for private label sales by Sun. We have been shipping our products to Sun for resale to Sun’s customers since October 2002. We continued to develop new products primarily for resale by Sun, such as our SANnet II FC, which began shipping to Sun in March 2003 and our SANnet II SATA product which began shipping in June 2004. In September 2005, our existing OEM partner agreement with Sun, first announced in May 2002, was extended until January 2011 and now provides for automatic renewal for additional one-year periods unless either party notifies the other of its intent not to renew within a specified period of time. The agreement does not contain any minimum purchase requirements.

In February 2004, we acquired all the outstanding shares of Chaparral, a privately held storage system provider. This acquisition provided us with a core of RAID hardware and software technology and a team of hardware and software professionals located in Longmont, Colorado.

In July 2005, we entered into a Development and OEM Supply Agreement with NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be developed for sale to NetApp. We expect to start shipping products under this agreement over the next several quarters. The agreement does not contain any minimum purchase requirements and expires three years after shipping the first product, but renews annually unless it is terminated by either party.

In January 2006, we entered into a Master Purchase Agreement with Fujitsu. Under the agreement, Dot Hill and Fujitsu will jointly develop storage solutions utilizing key components and patented technologies from Dot Hill. We began shipping products under this agreement in July 2006. The agreement does not contain any minimum purchase commitments by Fujitsu. The initial agreement term is five years.

As part of our focus on indirect sales channels, we have historically outsourced substantially all of our manufacturing operations to Solectron, a leading electronics manufacturing services company. Our agreement with

Solectron allows us to reduce sales cycle times and our manufacturing infrastructure, increase working capital and improve margins by taking advantage of Solectron’s manufacturing and procurement economies of scale.

In February 2007, we entered into a manufacturing agreement with MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC will supply Dot Hill with manufacturing, assembly and test services from its facilities in China, and SYNNEX will provide Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will facilitate our strategic product initiatives, help to expand our global capabilities and reduce our manufacturing costs. We expect to begin shipping products under the MiTAC and SYNNEX agreement over the next several quarters.

We derive revenue primarily from sales of our SANnet II family of products and we are in the process of transitioning SANnet II customers to our 2730 family of products.

We derive a portion of our revenue from services associated with the maintenance service we provide for our installed products. In May 2003, we entered into a services agreement with Anacomp to provide all maintenance, warranty and non-warranty services for our SANnet I and certain legacy products. We recently entered into an agreement with GAVS to provide warranty and non-warranty services for customers who purchase new maintenance agreements for our prior generation SANnet product family as well as our new R/Evolution platform. Anacomp, our current service provider, will manage our SANnet I support for our non-warranty customers.

Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation and amortization of equipment used in the production and service departments, production facility rent and allocation of overhead.

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Research and development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development. General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions, as well as accounting and legal fees and expenditures for administrative facilities. Restructuring expenses consist primarily of employee severance, lease termination costs and other office closure expenses related to the consolidation of excess facilities.

Other income is comprised primarily of interest income earned on our cash, cash equivalents, short-term investments and other miscellaneous income and expense items. In 2004 our interest expense primarily related to a $6.0 million note payable that we assumed in connection with our acquisition of Chaparral. During August 2004, we made a payment of approximately $7.2 million representing both principal and interest to the holder of the promissory note assumed in connection with our acquisition of Chaparral in February 2004. There are no further amounts due.

In August 1999, we merged with Artecon and we changed our name from Box Hill Systems Corp. to Dot Hill Systems Corp. We reincorporated in Delaware in 2001. Our headquarters is located in Carlsbad, California, and we maintain international offices in Germany, Japan, the Netherlands, China and the United Kingdom.

On February 23, 2004, we completed the acquisition of Chaparral, a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers. The total transaction cost of approximately $67.6 million consisted of a payment of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employees covered by change in control agreements, approximately $0.8 million of direct transaction costs and approximately $0.7 million of accrued integration costs. We believe the acquisition of Chaparral has enabled us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base. We introduced the 2730 during the third quarter of 2006. The 2730 is the first product developed and launched based on the technology acquired from Chaparral and is also the first in a family of offerings focused on the incorporation of SAS and SATA drive technology in the same infrastructure with a variety of front-end host interfaces. We are now shipping the product to over a dozen customers, including Fujitsu, and shipped over 2,300 units in the second half of 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. As a part of our on-going internal processes, we evaluate our estimates, including those related to inventory write-downs, warranty cost accruals, revenue recognition, bad debt allowances, long-lived assets valuation, goodwill and intangible assets valuation, income taxes, including deferred income tax asset valuation, stock based compensation, litigation and contingencies. We base these estimates upon both historical information and other assumptions that we believe are valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.

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

Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.

We recognize revenue for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and faster response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.

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

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets.  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

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

Deferred Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent we believe a portion will be realized, or not realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.

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

At December 31, 2005, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that all of our United States deferred tax assets would be realized and, at December 31, 2005, eliminated $47.1 million of valuation allowance associated with our United States deferred tax assets. The elimination of the valuation allowance resulted in a $16.4 million decrease to goodwill to the extent of our acquired net deferred tax assets, and a $5.4 million increase to equity for net operating losses arising from stock option deductions, with the remaining $25.3 million recognized as a one-time non-cash increase in earnings for the year ended December 31, 2005.

Consistent with the December 31, 2005 analysis, at September 30, 2006 we weighted the cumulative earnings evidence and forecasted future earnings evidence as the most significant factors in our analysis of the recoverability of its United States deferred tax assets in 2006. Due to changes in 2006, we determined that there was an overall greater proportional weight of negative evidence rather than positive evidence. Based on the expected cumulative three-year United States pre-tax loss as of December 31, 2006 and the anticipated losses in 2007, we concluded that we did not have objective, verifiable evidence of sufficient future taxable income to recover our United States deferred tax assets. As a result, the Company determined that as of September 30, 2006 it was not more likely than not that our United States deferred tax assets would be realized and re-established a $47.1 million valuation allowance associated with our United States deferred tax assets.

Stock-Based Compensation

Through December 31, 2005, we accounted for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.  Under the intrinsic method, we did not record any expenses as the exercise price of stock options granted equaled the fair market value of our stock at the date of grant.

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

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values. SFAS No. 123(R) supercedes our previous accounting under APB No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, and we have applied SAB No. 107’s provisions in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 as further described below. In accordance with the modified prospective transition method, our audited condensed consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated financial statements for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by Dot Hill if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by Dot Hill for the years ended December 31, 2004 and 2005, respectively.

Contingencies

We are subject to various legal proceedings and claims and tax matters, the outcome of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 18 to our Consolidated Financial Statements for further information regarding contingencies.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31
	2004	2005	2006

Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.1	77.1	84.7

Gross profit	24.9	22.9	15.3

Operating expenses:
Sales and marketing	7.0	8.2	6.7
Research and development	7.5	10.1	15.3
General and administrative	4.2	5.5	7.6
Legal settlement	—	—	1.4
In process research and development	2.0	—	—
Restructuring expenses	(0.2)	—	—

Operating income (loss)	4.4	(0.9)	(15.6)
Other income, net	0.6	1.5	2.3
Income (loss) before income taxes	5.0	0.6	(13.3)

Income tax expense (benefit)	0.1	(10.8)	20.4

Net income (loss)	4.8%	11.4%	(33.8)%

(percentages may not add due to rounding)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenue

Net revenue increased $5.4 million, or 2.3%, to $239.2 million for the year ended December 31, 2006 compared to $233.8 million for the year ended December 31, 2005. The increase in net revenue was attributable to shipments of our new 2730 storage products which are based on our R/Evolution platform. We shipped 2,385 of our 2730 units for the year ended December 31, 2006 compared to none for the year ended December 31, 2005. We shipped 10,051 Fibre Channel units for the year ended December 31, 2006 compared to 10,343 Fibre Channel units shipped for the year ended December 31, 2005. We shipped 12,596 SCSI units during the year ended December 31, 2006 compared to 13,563 SCSI units for the year ended December 31, 2005. We shipped 12,373 Blade units during the year ended December 31, 2006 compared to 5,325 Blade units shipped for the year ended December 31, 2005. We shipped 2,278 SATA units during the year ended December 31, 2006 compared to 2,780 SATA units shipped for the year ended December 31, 2005. Our sales to Sun accounted for 82.0% or $196.2 million of our net revenue for the year ended December 31, 2006 compared to 86.2% or $201.5 million for the year ended December 31, 2005. Non-Sun revenue was $43.0 million for the year ended December 31, 2006 compared to $32.3 million for the year ended December 31, 2005.

Cost of Goods Sold

Cost of goods sold increased $22.4 million, or 12.4%, to $202.6 million for the year ended December 31, 2006 compared to $180.2 million for the year ended December 31, 2005. As a percentage of net revenue, cost of goods sold increased to 84.7% for the year ended December 31, 2006 from 77.1% for the year ended December 31, 2005. The increase in cost of goods sold was attributable to high initial production costs associated with our 2730 product, and the greater volume of product sales during the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in cost of goods sold as a percentage of our net revenue is primarily attributable to a difference in our product mix resulting from sales of our 2730 product, share based compensation expense of

$0.3 million related to the adoption of SFAS No. 123(R) and increased headcount (see gross profit section below for further explanation).

Gross Profit

Gross profit decreased $16.9 million, or 31.5%, to $36.7 million for the year ended December 31, 2006 compared to $53.6 million for the year ended December 31, 2005. As a percentage of net revenue, gross profit decreased to 15.3% for the year ended December 31, 2006 from 22.9% for the year ended December 31, 2005. The decrease in the dollar amount of gross profit is attributable to high initial production costs associated with our 2730 product, which is currently being manufactured primarily in the United States in a soft-tooled production environment. These costs should decrease as we transition manufacturing to MiTAC and SYNNEX. In addition, we began paying royalties to Crossroads and had increased expenses associated with additional headcount and consulting fees.

The decrease in gross profit as a percentage of our net revenue for the year ended December 31, 2006 when compared to the year ended December 31, 2005 is attributable to the increased proportion of the 2730 product in our overall product mix and overhead and new product introduction expenses associated with other products that were readied for production during the year.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.1 million, or 16.2%, to $16.0 million for the year ended December 31, 2006 compared to $19.1 million for the year ended December 31, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 6.7% for the year ended December 31, 2006 from 8.2% for the year ended December 31, 2005. The decrease in sales and marketing expenses is primarily attributable to a decrease in pay and pay related costs of $2.5 million primarily at our subsidiaries in Japan and Europe and reduced advertising expenses of $0.7 million offset by share based compensation expense of $0.3 million related to the adoption of SFAS No. 123(R). We expect sales and marketing expenses for the year ending December 31, 2007 to remain consistent with spending levels incurred during 2006.

Research and Development Expenses

Research and development expenses increased $12.9 million, or 54.7%, to $36.5 million for the year ended December 31, 2006 compared to $23.6 million for the year ended December 31, 2005. As a percentage of net revenue, research and development expenses increased to 15.3% for the year ended December 31, 2006 from 10.1% for the year ended December 31, 2005. The increase in research and development expenses is primarily due to the investment in prototypes and project materials for products under development for our new OEM customers of $8.9 million, payroll related expenses of $1.8 million, testing expense of $0.9 million, facility related expenses of $0.7 million, and shared based compensation expense of $0.6 million related to the adoption of SFAS No. 123(R). We expect research and development expenses for the year ending December 31, 2007 will decrease from spending levels incurred during 2006 due to our investment in prototypes and project materials for products under development.

General and Administrative Expenses

General and administrative expenses increased $5.2 million, or 40.3%, to $18.1 million for the year ended December 31, 2006 compared to $12.9 million for the year ended December 31, 2005. As a percentage of net revenue, general and administrative expenses were 7.6% for the year ended December 31, 2006 compared to 5.5% for the year ended December 31, 2005. The increase is primarily attributable to $1.3 million of expenses associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement, legal expense of $1.8 million, share based compensation expense of $1.2 million related to the adoption of SFAS No. 123(R), and accounting, auditing and tax consulting expense of $1.3 million. This is offset by a $0.4 decrease in bad debt expense. We expect general and administrative expenses for the year ending December 31, 2007 will be generally consistent with spending levels incurred during 2006.

Legal Settlement Expense

On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads an additional $7.15 million on July 17, 2006, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. On October 5, 2006, we made a $1.475 million payment to Crossroads representing the remaining settlement amount due plus late fees. Please refer to note 18 in the accompanying consolidated financial statements.

Other Income

Other income increased by $2.0 million, or 57.1% to $5.5 million for the year ended December 31, 2006 from $3.5 million for the year ended December 31, 2005. The increase was primarily attributable to an increase in interest income of $2.1 million due to higher interest rates, partially offset by a decrease in other income(expense), net of $0.1 million.

Income Taxes

We recognized an income tax expense of $48.9 million for the year ended December 31, 2006. The expense was comprised of a $47.1 million discrete tax expense associated with the establishment of full valuation allowances for United States deferred tax assets. Our effective income tax rate of (153.3)% for the year ended December 31, 2006 differs from the United States federal statutory rate due to this $47.1 million discrete tax expense associated with the establishment of valuation allowances related to United States deferred tax assets, our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes and state taxes.

We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors.

As of December 31, 2005, we had previously reversed a valuation allowance on our United States deferred tax assets totaling $47.1 million. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $5.4 million, a reduction of goodwill in the amount of $16.4 million, and a net income tax benefit of $25.3 million. This reversal was the result of our recent sustained history of operating profitability as of December 31, 2005 and the determination by management at that time that the future realization of the net deferred tax assets was more likely than not.

Consistent with the December 31, 2005 analysis, at September 30, 2006 we weighted the cumulative earnings evidence and forecasted future earnings evidence as the most significant factors in its analysis of the recoverability of its United States deferred tax assets in 2006. Due to changes in 2006, we determined that there was an overall greater proportional weight of negative evidence rather than positive evidence. Based on the expected cumulative three-year United States pre-tax loss as of December 31, 2006 and the anticipated losses in 2007, we concluded that we did not have objective, verifiable evidence of sufficient future taxable income to recover our United States deferred tax assets. As a result, we determined that as of September 30, 2006 it was not more likely than not that our United States deferred tax assets would be realized and re-established a $47.1 million valuation allowance associated with our United States deferred tax assets.

As of December 31, 2006, we have federal and state net operating losses of approximately $122.4 million and $57.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we have federal tax credit carryforwards of $3.7 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.2 million will begin to expire in the tax year ending 2007. We also have state tax credit carryforwards of $3.9 million, of which $3.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2007. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet.

As a result of our equity transactions, an ownership change, within the meaning of IRC Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382 (f) of the IRC) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

As a result of our acquisition of Chaparral, a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

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

Cost of Goods Sold

Cost of goods sold increased $0.3 million, or 0.2%, to $180.2 million for the year ended December 31, 2005 compared to $179.9 million for the year ended December 31, 2004. As a percentage of net revenue, cost of goods sold increased to 77.1% for the year ended December 31, 2005 from 75.1% for the year ended December 31, 2004. The increase in the dollar amount of cost of goods sold was primarily attributable increased staffing and depreciation expenses, coupled with costs associated with the disposal of ceratin production related fixed assets and our inability to obtain disk drive price reductions as there was an industry wide shortage of disk drives.

The increase in cost of goods sold, as a percentage of our net revenue was primarily attributable to an increase of salaries from an increase in staffing, an increase of depreciation expense resulting from increased equipment purchases related to ramp up activities at an Asian location of our contract manufacturer, the disposal of certain production related fixed assets and the inability to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives.

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

The decrease in gross profit as a percentage of our net revenue for the year ended December 31, 2005 when compared to the year ended December 31, 2004 can be attributed, in part, to continued pricing pressures on our mature products, to changes in customer and product mix, to lower than anticipated sales volume, to increase spending to the items discussed above, and the inability to obtain the usual disk drive price reductions due to the industry-wide shortage of disk drives. Our gross profit margin was also negatively impacted for the year ended December 31, 2005 by sales of our SATA product that had a significantly lower gross profit margin than either our Fibre Channel or SCSI products. Gross profit margin was also negatively impacted by a full twelve months of amortization of finite lived intangible assets acquired in the Chaparral transaction for the year ended December 31, 2005 as compared to 10 months of amortization for the year ended December 31, 2004. Amortization of finite lived intangible assets acquired in the Chaparral transaction was $2.2 million for the year ended December 31, 2005 compared to $1.9 million for the year ended December 31, 2004. The year ended December 31, 2004 reflects only ten months of amortization due to the timing of the Chaparral acquisition in late February 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.3 million, or 13.7%, to $19.1 million for the year ended December 31, 2005 compared to $16.8 million for the year ended December 31, 2004. As a percentage of net revenue, sales and marketing expenses increased to 8.2% for the year ended December 31, 2005 from 7.0% for the year ended December 31, 2004. The increase in sales and marketing expenses was partially attributable to a full year of salaries and related expenses for those employees added in connection with our acquisition of Chaparral in late February 2004 compared to ten months for the year ended December 31, 2004. We also incurred additional advertising and other related marketing expenses of $1.0 million related to additional sales activities incurred by our European subsidiary as we continued to pursue an increased market share in Europe and we continued our effort to grow our non-OEM commercial sales.

Research and Development Expenses

Research and development expenses increased $5.6 million, or 31.1%, to $23.6 million for the year ended December 31, 2005 from $18.0 million for the year ended December 31, 2004. As a percentage of net revenue, research and development expenses increased to 10.1% for the year ended December 31, 2005 from 7.5% for the year ended December 31, 2004. The increase in research and development expenses was partially attributable to an increase in salaries, facility related expenses and all other expenses associated with our acquisition of Chaparral in late February 2004. Additionally, costs associated with the research and development of new product offerings increased by $3.9 million, which was partially offset by a reduction in costs of $1.1 million related to our SATA product which was released for sale early in the second quarter of 2004. We also incurred additional expenses of $0.9 million related to test equipment and a loss on the disposal of fixed assets.

General and Administrative Expenses

General and administrative expenses increased $2.9 million, or 29.0%, to $12.9 million for the year ended December 31, 2005 compared to $10.0 million for the year ended December 31, 2004. As a percentage of net revenue, general and administrative expenses were 5.5% for the year ended December 31, 2005 compared to 4.2% for the year ended December 31, 2004. The increase was partially attributable to an increase in bad debt expense of $0.6 million which related to our subsidiaries in Europe, an increase of $0.4 million related to the cost of compliance with the Sarbanes-Oxley Act of 2002, an increase of $0.4 million related to contract labor, and an increase of $0.2 million in legal fees. Additionally, the year ended December 31, 2005 included a full year of compensation paid to our president, formerly our chief technology officer, that had been classified as research and development expense for the first nine months of the year ended December 31, 2004. We also incurred expenses of $0.3 million related to severance and retirement expenses in our subsidiary in Japan and $0.3 million related to the implementation of a new ERP software package which became operational.

Restructuring expenses

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office, which eliminated our related rent exposure. Accordingly, during the year ended December 31, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we had evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the three months ended June 30, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. We were not aware of any further unresolved issues or additional liabilities that may have resulted in a significant adjustment to restructuring expenses accrued as of December 31, 2005.

In-Process Research and Development Charges

Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. For the year ended December 31, 2004 we recorded an in process research and development charge of $4.7 million, in connection with the acquisition of Chaparral. There were no similar charges for the year ended December 31, 2005.

Other Income

Other income increased by $2.0 million, or 133.3%, to $3.5 million for the year ended December 31, 2005 from $1.5 million for the year ended December 31, 2004. The increase was primarily attributable to an increase in interest income of $1.6 million due to rising interest rates and a decrease in interest expense of approximately $0.3 million as a result of the payoff in August 2004 of a $6 million note payable that was assumed in connection with the acquisition of Chaparral and the repayment and termination of our Japanese credit facilities in the fourth quarter of 2004.

Income Taxes

We recognized an income tax benefit of $25.2 million for the year ended December 31, 2005. The benefit was comprised of $25.3 million attributed to a one-time non-cash elimination of valuation allowances associated with our United States deferred tax assets offset by a $0.1 million expense related to earnings for the year ended December 31, 2005. The income tax expense for the year ended December 31, 2005 was attributed to federal and state minimum tax liabilities as well as local and foreign taxes.

We recognized an income tax expense of $0.3 million for the year ended December 31, 2004. The income tax expense for the year ended December 31, 2004 was attributed to federal and state minimum tax liabilities as well as local and foreign taxes.

As of December 31, 2005, we reversed our valuation allowance on our United States deferred tax assets totaling $47.1 million. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $5.4 million, a reduction of goodwill in the amount of $16.4 million, and a net income tax benefit of $25.3 million. This reversal was a result of our recent sustained history of operating profitability as of December 31, 2005 and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not, at that time. We exercised significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet.

As of December 31, 2005, a valuation allowance of $3.6 million was provided for the foreign deferred tax assets based upon our assessment of the future realizability of certain foreign deferred tax assets, as it was more likely than not that sufficient taxable income would not be generated to realize these temporary differences.

As of December 31, 2005, we had federal and state net operating losses of approximately $113.1 million and $49.0 million, respectively, some of which began to expire in 2006, and the remainder will begin to expire in 2009. In addition, we had federal tax credit carryforwards of $2.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $2.4 million will begin to expire in the tax year ending 2008. We also had state tax credit carryforwards of $3.1 million, of which $2.9 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million which began to expire in the tax year ending 2006.

As a result of our equity transactions, an ownership change, within the meaning of IRC Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Dot Hill immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382 (f) of the IRC) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

As a result of our acquisition of Chaparral, a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

We have not provided for any residual United States income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual United States income taxes, if any, would be insignificant.

Liquidity and Capital Resources

As of December 31, 2006, we had $99.7 million of cash, cash equivalents and short-term investments and working capital of $102.9 million.

For the year ended December 31, 2006, cash used in operating activities was $18.4 million compared to cash provided by operating activities of $0.7 million for the year ended December 31, 2005. The net cash used in operating activities is primarily attributable to the net loss of $80.8 million offset by depreciation and amortization of $7.2 million, loss on disposal of property and equipment of $0.1 million, provision for doubtful accounts of $0.2 million, share-based compensation expense of $3.3 million and non-cash charge of $47.1 million related to the reversal of valuation allowances previously established for United States deferred income tax assets. Cash flow from operations reflects the positive impact of $4.3 million related to an increase in accounts payable, a $4.8 million increase in accrued expenses, an increase in other liabilities of $1.1 million and an increase of $0.2 million in income taxes payable as well as a decrease of $0.6 million in inventory. Cash provided from operations was negatively impacted by a growth in accounts receivable of approximately $5.2 million, resulting from increased revenue in 2006 as well as a growth in “days sales outstanding” due to the timing of cash receipts. In addition, cash flow from operations was negatively impacted by a growth in pre-paid expenses and other assets of $0.3 million and a decline in deferred revenue of $1.0 million, as well as the elimination of a modest restructuring accrual.

Cash provided by investing activities for the year ended December 31, 2006 was $6.9 million compared to cash used in investing activities of $38.1 million for the year ended December 31, 2005. The cash provided during 2006 is primarily attributable to proceeds of $23.8 million received from the sales of short-term investments offset by purchases of $10.3 million in short-term investments. We made capital expenditures of $6.5 million during the year ended December 31, 2006 primarily associated with purchase of test equipment, our new ERP software package and leasehold improvements to our new corporate headquarters. We expect to make capital expenditures of approximately $5 million in 2007.

Cash provided by financing activities for the year ended December 31, 2006 was $2.0 million compared to cash provided by financing activities of $2.8 million for the year ended December 31, 2005. During the year ended

December 31, 2006, we received $0.8 million in proceeds from the exercise of stock options under the 2000 EIP, $0.1 million in proceeds from the exercise of warrants and $1.1 million in proceeds from the sale of stock under the 2000 ESPP.

Effective July 1, 2006, we amended our credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2007. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2005 and December 31, 2006, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.

We presently expect cash and cash equivalents to be sufficient to meet our operating and capital requirements for at least the next 12 months and to enable us to pursue acquisitions or significant capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage our relationships with third party manufacturers, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations.

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands).

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$7,088	$1,245	$2,317	$2,077	$1,449

At December 31, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our results of operations or financial condition.

In June 2005, the FASB issued Staff Position, or FSP, No. 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive, which was adopted by the European Union. FSP No. 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP No. 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. FSP No. 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of

European Union member countries in which we have significant operations. We adopted the provisions of FSP No. 143-1 as it relates to these countries with no material impact on our financial statements. We will apply the guidance of FSP No. 143-1 as it relates to the remaining European Union member countries in which we operate when those countries have adopted the WEEE Directive into law. The effect of applying FSP No. 143-1 in the remaining countries in future periods is not expected to have a material effect on our results of operations or financial condition.

In November 2005, the FASB issued FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for periods beginning after December 15, 2005. The adoption of FSP No. 115-1 did not have a material effect on our results of operations or financial condition.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Further discussion of share-based compensation is provided in Note 14.

In June 2006, FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for the fiscal year beginning after December 15, 2006. We are currently assessing the impact that FIN No. 48 will have on our results of operations and financial condition.

In September 2006, the SEC staff issued SAB No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, United States Government/Agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We currently do not hedge against interest rate exposure. Due to the short duration of our investment portfolio, a hypothetical, reasonably possible, near-term change of 100 basis points in interest rates along the entire interest rate yield curve would not materially impact the fair values of our interest-sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense, as well as interest income. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

The following table provides information about our investment portfolio at December 31, 2005 and 2006. For investment securities, the table presents related weighted average interest rates by expected maturity dates and carrying values (in thousands) at December 31.

	2005	2006

Cash equivalents	$99,899	$95,845
Average interest rate	4.3%	5.3%
Short-term investments	$13,431	$—
Average interest rate	3.2%	—
Total portfolio	$113,330	$95,845
Average interest rate	4.2%	5.3%

We have a line of credit agreement, which accrues interest at a variable rate. As of December 31, 2006, we had no balance under this line. If we incur a balance under this line, we will be exposed to interest rate risk on such debt.

Foreign Currency Exchange Rate Risk

A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not undertaken hedging transactions to cover currency exposure and we do not currently intend to engage in hedging activities in the future.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Dot Hill Systems Corp.’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f).

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and subsidiaries
Carlsbad, California

We have audited management’s assessment, included in the accompanying Dot Hill Systems Corp.’s Report on Internal Control Over Financial Reporting, that Dot Hill Systems Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule, and includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
March 14, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers and Key Employees of the Registrant.”

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting is incorporated by reference.

The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2006.

	Number of Securities to	Weighted Average
	be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options	Remaining Available
Stock Plan	Options and Rights	and Rights	for Future Issuance

2000 EIP(1)	4,995,930	$6.08	1,225,664
2000 ESPP(2)	Not Applicable	Not Applicable	1,711,535
2000 NEDSOP	440,000	$6.49	473,124

Total	5,435,930	$6.12	3,410,323

(1)	The 2000 EIP provides for an annual increase to the share reserve, to be added on the date of each annual stockholder’s meeting, equal to the lesser of (i) 1 million shares; (ii) 2% of our outstanding shares on such date, calculated on a fully diluted basis and assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants; or (iii) an amount to be determined by our board of directors.

(2)	The 2000 ESPP provides for an annual increase to the share reserve, to be added on the date of each annual stockholders’ meeting, equal to the lesser of: (i) 100,000 shares; or (ii) an amount to be determined by our board of directors.

All of our equity compensation plans have been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting under the headings “Election of Directors” and “Certain Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting under the heading “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2005 and 2006, and the consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2004, 2005 and 2006, together with notes thereto.

(2) Financial statement schedules required to be filed by Item 8 and Item 15(b) of this Form:

Schedule II — Valuation and Qualifying Accounts.

All other schedules have been omitted from this annual report because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders’ Representative.(1)
3.1	Certificate of Incorporation of Dot Hill Systems Corp.(2)
3.2	By-laws of Dot Hill Systems Corp.(2)
4.1	Certificate of Incorporation Dot Hill Systems Corp.(2)
4.2	By-laws of Dot Hill Systems Corp.(2)
4.3	Form of Common Stock Certificate.(3)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(4)
4.5	Form of Rights Certificate.(4)
4.6	Warrant to Purchase Shares of Common Stock dated June 22, 2006.(27)
4.7	Common Stock Warrant dated December 19, 2002.(5)
4.8	Warrant to Purchase Shares of Common Stock dated June 26, 2006.(27)
4.9	Common Stock Warrant dated March 14, 2003.(5)
10.1	Product Purchase Agreement between Dot Hill Systems Corp. and Sun Microsystems, Inc. dated May 24, 2002.(6)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)*

Exhibit
Number	Description

10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)*
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)*
10.5	Second Amendment to Product Purchase Agreement, dated as of January 26, 2004 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(14)*
10.6	Third Amendment to Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(14)*
10.7	Product Supplement/Award Letter (SATA) by and between Sun Microsystems, Inc. and Dot Hill Systems Corp. dated as of March 22, 2004.(14)*
10.8	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(4)
10.9	Employment letter agreement dated August 2, 1999 between Dot Hill Systems Corp. and Dana W Kammersgard.(7)†
10.10	2000 Amended and Restated Equity Incentive Plan.(8)†
10.11	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.12	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.13	2000 Amended and Restated Employee Stock Purchase Plan.(9)†
10.14	2000 Non-Employee Directors Stock Option Plan.†
10.15	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors’ Stock Option Plan.(10)†
10.16	Credit Agreement dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)
10.17	Revolving Line of Credit Note dated July 1, 2004 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.(11)
10.18	Security Agreement and Addendum dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)
10.19	Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated May 20, 2002.(12)*
10.20	OEM Agreement between Dot Hill Systems Corp. and Infortrend Technology, Inc. dated May 20, 2002.(12)*
10.21	2005 Executive Compensation Plan for Dana Kammersgard effective January 1, 2005.(13)†
10.22	Amended and Restated Change of Control Agreement dated April 6, 2006 between Dot Hill Systems Corp. and Dana Kammersgard.(25)†
10.23	Change of Control Agreement dated April 6, 2006 between Dot Hill Systems Corp. and Philip A. Davis.(25)†
10.24	Offer letter agreement dated July 5, 2006 between Dot Hill Systems Corp. and Hanif I. Jamal.(26)†
10.25	Change of Control Agreement dated July 14, 2006 between Dot Hill Systems Corp. and Hanif I. Jamal.(26)†
10.26	Securities Purchase Agreement dated March 11, 2003 between Dot Hill Systems Corp. and each of the purchasers listed on the signature pages thereto.(5)
10.27	Registration Rights Agreement dated March 11, 2003 between Dot Hill Systems Corp. and each of the purchasers listed on the signature pages thereto.(5)

Exhibit
Number	Description

10.28	Registration Rights Agreement dated March 4, 2003 between Dot Hill Systems Corp. and each of the individuals listed on the signature pages thereto.(5)
10.29	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(15)*
10.30	Description of Amended and Restated Policy for Director Compensation.(16)
10.31	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(17)
10.32	Fourth Amendment to Product Purchase Agreement dated September 26, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(18)*
10.33	Product Supplement/Award Letter dated September 27, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(18)*
10.34	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(18)*
10.35	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(18)*
10.36	Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc. and Network Appliance B.V.(18)*
10.37	Product Supplement/Award Letter dated October 20, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(19)*
10.38	Description of Accelerated Vesting of Options.(20)
10.39	Form of Indemnity Agreement.(21)
10.40	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(19)*
10.41	Consulting letter agreement effective March 1, 2006 and dated March 2, 2006 between Dot Hill Systems Corp. and James L. Lambert.(23)
10.42	Description of 2006 Executive Compensation Plan.(23)†
10.43	Master Purchase Agreement effective January 13, 2006 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V.(24)*
10.44	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(25)*
10.45	Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit dated June 28, 2006 by and between Dot Hill Systems Corp. and Infortrend Technology Inc.(25)*
10.46	First Amendment to Credit Agreement dated July 1, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(27)*
10.47	Second Amendment to Credit Agreement dated September 14, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(27)*
10.48	Revolving Line of Credit Note dated July 1, 2006 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.(27)*
10.49	Security Agreement and Addendum dated July 1, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(27)*
10.50	First Amendment dated August 3, 2006 to Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc., Network Appliance Holding and Manufacturing B.V.(27)*
10.51	Description of 2007 Executive Compensation Plan (28)
21.1	Subsidiaries of Dot Hill Systems Corp.(5)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney. Reference is made to the signature page hereto.

Exhibit
Number	Description

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement.

*	Confidential treatment has been granted by, or requested from, the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference

(10)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 9, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(16)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(20)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on December 7, 2005.

(21)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2006 and incorporated herein by reference.

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 8, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 17, 2006 and incorporated herein by reference.

(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

(28)	Filed as Item 5.02(e) of our Current Report on Form 8-K filed with the SEC on March 2, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP.

By:	/s/ Dana W. Kammersgard
Dana W. Kammersgard
Chief Executive Officer and President

Date: March 16, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dana W. Kammersgard and Hanif I. Jamal, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dana W. Kammersgard Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2007

/s/ Hanif I. Jamal Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Charles Christ Charles Christ	Chairman of the Board of Directors	March 16, 2007

/s/ Kimberly Alexy Kimberly Alexy	Director	March 16, 2007

/s/ Joseph D. Markee Joseph D. Markee	Director	March 16, 2007

/s/ W.R. Sauey W.R. Sauey	Director	March 16, 2007

/s/ Roderick M. Sherwood III Roderick M. Sherwood III	Director	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and subsidiaries
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
March 14, 2007

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2006
(In thousands, except per share amounts)

	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$108,803	$99,663
Short-term investments	13,431	—
Accounts receivable, net of allowance of $294 and $629	34,312	39,758
Inventories	2,804	2,210
Prepaid expenses and other	4,539	5,039
Deferred tax assets	5,762	—

Total current assets	169,651	146,670
Property and equipment, net	7,891	9,738
Goodwill	40,725	40,725
Other intangible assets, net	7,414	4,382
Deferred tax assets	41,379	—
Other assets	234	136

Total assets	$267,294	$201,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,732	$31,099
Accrued compensation	3,561	3,231
Accrued expenses	3,633	8,652
Deferred revenue	1,327	521
Income taxes payable	60	226
Restructuring accrual	45	—

Total current liabilities	34,358	43,729
Other long-term liabilities	885	2,010

Total liabilities	35,243	45,739

Commitments and Contingencies (Note 18)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2006, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 44,417 and 45,009 shares issued and outstanding at December 31, 2005 and 2006, respectively	44	45
Additional paid-in capital	285,377	290,705
Deferred compensation	—	—
Accumulated other comprehensive loss	(118)	(814)
Accumulated deficit	(53,252)	(134,024)

Total stockholders’ equity	232,051	155,912

Total liabilities and stockholders’ equity	$267,294	$201,651

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except per share amounts)

	2004	2005	2006

NET REVENUE	$239,376	$233,799	$239,217
COST OF GOODS SOLD	179,875	180,196	202,561

GROSS PROFIT	59,501	53,603	36,656

OPERATING EXPENSES:
Sales and marketing	16,839	19,120	15,996
Research and development	17,993	23,628	36,529
General and administrative	9,992	12,933	18,119
In process research and development	4,700	—	—
Restructuring expenses	(434)	—	—
Legal settlement	—	—	3,395

Total operating expenses	49,090	55,681	74,039

OPERATING INCOME (LOSS)	10,411	(2,078)	(37,383)

OTHER INCOME:
Interest income, net	1,425	3,394	5,505
Other income (expense), net	33	84	(9)

Total other income, net	1,458	3,478	5,496

INCOME (LOSS) BEFORE INCOME TAXES	$11,869	$1,400	$(31,887)
INCOME TAX EXPENSE (BENEFIT)	272	(25,197)	48,885

NET INCOME (LOSS)	$11,597	$26,597	$(80,772)

NET INCOME (LOSS) PER SHARE:
Basic	$0.27	$0.61	$(1.80)

Diluted	$0.25	$0.58	$(1.80)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	43,460	43,903	44,757

Diluted	46,395	45,639	44,757

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$11,597	$26,597	$(80,772)
Foreign currency translation adjustments	(45)	255	(736)
Net unrealized gain (loss) on short-term investments	(154)	89	40

Comprehensive income (loss)	$11,398	$26,941	$(81,468)

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity

Balance, January 1, 2004	—	$—	43,307	$43	$275,827	$(28)	$(263)	$(91,446)	$184,133
Amortization of deferred compensation						20			20
Exercise of stock options and warrants			349	1	1,275				1,276
Foreign currency translation adjustment							(45)		(45)
Net unrealized loss on short- term investments							(154)		(154)
Net income								11,597	11,597

Balance, December 31, 2004	—	—	43,656	44	277,102	(8)	(462)	(79,849)	196,827
Amortization of deferred compensation						8			8
Exercise of stock options and warrants			561		1,780				1,780
Sale of common stock under ESPP			200		1,040				1,040
Tax benefit for disqualifying dispositions of stock options					5,455				5,455
Foreign currency translation adjustment							255		255
Net unrealized gain on short- term investments							89		89
Net income								26,597	26,597

Balance, December 31, 2005	—	—	44,417	44	285,377	—	(118)	(53,252)	232,051
Exercise of stock options and warrants			303	1	947				948
Sale of common stock under ESPP			289		1,055				1,055
Share-based compensation expense from stock options					2,835				2,835
Share-based compensation expense from ESPP					397				397
Share-based compensation expense from historical grant practices					94				94
Foreign currency translation adjustment							(736)		(736)
Net unrealized gain on short- term investments							40		40
Net loss								(80,772)	(80,772)

Balance, December 31, 2006	—	$—	45,009	$45	$290,705	$—	$(814)	$(134,024)	$155,912

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands)

	2004	2005	2006

Cash Flows Related to Operating Activities:
Net income (loss)	$11,597	$26,597	$(80,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,657	7,504	7,200
Write-off of in-process research and development	4,700	—	—
Non-cash settlement of restructuring charges	(434)	—	—
Loss on disposal of property and equipment	—	892	148
Provision for doubtful accounts	176	(560)	188
Share-based compensation expense	—	—	3,326
Deferred taxes, including reversal of valuation allowance	—	(25,300)	47,141
Other	8	(67)	—
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(24,637)	6,422	(5,234)
Inventories	442	785	612
Prepaid expenses and other assets	277	(1,598)	(344)
Accounts payable	14,653	(14,398)	4,259
Accrued compensation and other expenses	25	(231)	4,757
Deferred revenue	(527)	680	(961)
Income taxes payable	(473)	(470)	166
Restructuring accrual	(312)	(133)	(45)
Other liabilities	107	600	1,145

Net cash provided by (used in) operating activities	11,259	723	(18,414)

Cash Flows Related to Investing Activities:
Purchases of property and equipment	(4,949)	(4,733)	(6,548)
Proceeds from sales of equipment	38	—	—
Sales of short-term investments	111,933	71,852	23,824
Purchases of short-term investments	(85,083)	(26,500)	(10,337)
Cash paid in Chaparral acquisition, net of cash acquired	(65,383)	—	—
Purchase of patent license portfolio	—	(2,500)	—

Net cash provided by (used in) investing activities	(43,444)	38,119	6,939

Cash Flows Related to Financing Activities:
Proceeds from exercise of stock options and warrants	1,276	1,781	948
Proceeds from sale of stock to employees	—	1,040	1,055
Proceeds from bank and other borrowings	13,662	—	—
Payments on bank and other borrowings	(21,075)	—	—

Net cash provided by (used in) financing activities	(6,137)	2,821	2,003

Effect of Exchange Rate Changes on Cash	(45)	(356)	332

Net Increase (Decrease) in Cash and Cash Equivalents	(38,367)	41,307	(9,140)
Cash and Cash Equivalents, beginning of year	105,863	67,496	108,803

Cash and Cash Equivalents, end of year	$67,496	$108,803	$99,663

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$—	$885	$418
Deferred tax asset for stock-based compensation credited to equity	$—	$5,455	$—
Reduction of goodwill resulting from the recognition of deferred tax assets	$—	$16,386	$—
Cash paid for interest	$1,213	$—	$—
Cash paid for income taxes	$724	$499	$1,482

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

1.	Background and Summary of Significant Accounting Policies

Background

Dot Hill Systems Corp. and subsidiaries (“we,” “our” or “us”) is a provider of enterprise storage for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture.

Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales toward indirect sales through channel partners. These channel partners either incorporate our products into their own private-label products or sell our products off the shelf. During 2002, we began outsourcing the manufacturing of our next-generation family of disk systems — SANnet II. Our headquarters is located in Carlsbad, California and we also we also have sales offices in the United States, Germany, Japan, the Netherlands, United Kingdom and China.

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

Cash and Cash Equivalents

Cash equivalents include highly liquid investments purchased with an original maturity of three months or less and consist principally of money market funds, commercial paper and repurchase agreements.

Short-term Investments

We account for investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments are categorized as available for sale. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity.

Accounts Receivable

The allowance for doubtful accounts receivable represents management’s estimate of losses on the accounts receivable balance. The estimate for uncollectible accounts receivable is based on estimated losses for specific accounts and an amount calculated using a percentage based on historical write-offs and recoveries.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful life of the asset. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Compensation

Deferred compensation represents the unearned value of a common stock bonus given to an employee. In accordance with Accounting Principles Board, or APB, Opinion No. 25, we recorded deferred compensation for the value of the common stock at the date of issuance and are amortizing the balance over the vesting period of the award, which is three years.

Fair Value of Financial Instruments

We are required to estimate the fair value of all financial instruments included on our balance sheets. We believe the carrying value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the operating and reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. Based on our most recent analysis, we believe that no impairment exists at December 31, 2006.

Long-Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets’ fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. We did not record any impairment in 2004, 2005 or 2006. Based on our most recent analysis, we believe that no impairment exists at December 31, 2006.

Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenue is recognized for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.

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

	Balance at			Deductions for
	Beginning of	Charged to	Deductions for	Change in	Balance at
Accrued Warranty Costs	Year	Operations	Costs Incurred	Estimates	End of Year

2004	$262	$1,703	$(861)	$—	$1,104
2005	$1,104	$2,445	$(2,803)	$—	$746
2006	$746	$2,363	$(2,446)	$—	$663

Advertising Costs

We expense advertising costs as incurred. For the years ended December 31, 2004, 2005 and 2006, advertising expenses were $0.8 million, $1.2 million, and $0.5 million, respectively.

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

Change in Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

On January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under the modified prospective transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) using the Black-Scholes option-pricing model.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2004	2005

Net income	$11,597	$26,597
Stock-based employee compensation expense included in reported net income attributable to common stockholders	20	8
Stock-based employee compensation expense determined under fair value based method for all awards	(4,553)	(6,374)

Pro forma net income	$7,064	$20,231

Basic net income per share:
As reported	$0.27	$0.61
Pro forma	$0.16	$0.46
Diluted net income per share:
As reported	$0.25	$0.58
Pro forma	$0.15	$0.44

Foreign Currency Transactions and Translation

A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are included in current period earnings. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar, will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We have not previously undertaken hedging transactions to cover currency exposure and currently do not intend to engage in hedging activities in the future.

The functional currency of each of our foreign subsidiaries is the local currency and accordingly, assets and liabilities are translated into United States dollars at year-end exchange rates; revenues and expenses, and gains and losses are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive income.

Income Taxes

We record deferred income taxes to reflect temporary differences between the basis of assets and liabilities for financial statement and tax reporting purposes. Measurement of the deferred income tax items is based on enacted tax laws and rates. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred income tax asset, an evaluation is performed to determine the probability we will be able to realize the future benefits of such asset. A valuation allowance related to a deferred income tax asset is recorded when it is considered more likely than not that some portion or all of the deferred income tax asset will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net income per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share for the years ended December 31 (in thousands):

	2004	2005	2006

Weighted average shares used to calculate basic net income (loss) per share	43,460	43,903	44,757
Dilutive effect of stock options and stock warrants	2,935	1,736	—

Weighted average shares used to calculate diluted net income (loss) per share	46,395	45,639	44,757

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

As of December 31, 2006, options to purchase 5,435,930 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our results of operations or financial condition.

In June 2005, the FASB issued Staff Position, or FSP, No. 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive, which was adopted by the European Union. FSP No. 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP No. 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. FSP No. 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the we have significant operations. We adopted the provisions of FSP No. 143-1 as it relates to these countries with no material impact on our financial statements. We will apply the guidance of FSP No. 143-1 as it relates to the remaining European Union member countries in which we operate when those countries have adopted the WEEE Directive into law. The effect of applying FSP No. 143-1 in the remaining countries in future periods is not expected to have a material effect on our results of operations or financial condition.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the FASB issued FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for periods beginning after December 15, 2005. The adoption of FSP No. 115-1 did not have a material effect on our results of operations or financial condition.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Further discussion of share-based compensation is provided in Note 14.

In June 2006, FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for the fiscal year beginning after December 15, 2006. We are currently assessing the impact that FIN No. 48 will have on our results of operations and financial condition.

In September 2006, the SEC staff issued SAB No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115 which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our results of operations or financial condition.

2.	Acquisition

In accordance with SFAS No. 141, Business Combinations, Dot Hill allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IPR&D recorded in connection with the acquisition of Chaparral represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reached technological feasibility. The classification of the technology as complete or under development was made in accordance with the guidelines of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and FIN No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. In addition, the Fair Value, as defined below, of the IPR&D projects was determined in accordance with SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We do not require collateral or other securities to support customer receivables. A majority of our net revenue is derived from a limited number of customers. For the years ended December 31, 2004, 2005 and 2006 sales to one customer accounted for approximately 86%, 86% and 82% of total sales, respectively. At December 31, 2005 and 2006 our accounts receivable from one customer were approximately 85% and 74% of total accounts receivable, respectively. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

Cash, Cash Equivalents, and Short-Term Investments, Concentrations

The Federal Deposit Insurance Corporation, or FDIC, insures a corporation’s funds deposited in a bank up to a maximum of $0.1 million in the event of a bank failure. As of December 31, 2006, our cash, cash equivalents, and short-term investments held exceeded the FDIC insured amount by approximately $99.6 million. We have not experienced any losses in relation to cash, cash equivalents, and short-term investments in excess of FDIC insurance limits.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Sales

A portion of our international business is presently conducted in currencies other than the United States dollar. Due to the substantial volatility of currency exchange rates and geo-political risk, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results.

The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2004	2005	2006

Europe	4.0%	4.6%	6.6%
Asia	2.8	2.4	2.2

Total foreign sales	6.8%	7.0%	8.8%

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

We have historically outsourced the manufacture of substantially all of our products to a single manufacturer. Approximately 94%, 96%, and 98% of our total raw material purchases for the years ended December 31, 2004, 2005 and 2006, respectively, were from this manufacturer. On February 22, 2007, we announced that we had entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global supply chain services company. Under the terms of the agreement, MiTAC will supply the company with manufacturing, assembly and test services from its facilities in China and SYNNEX will provide the company final assembly, testing and configure to order services through their facilities in Fremont, California and Telford, United Kingdom. If our relationship with any of our manufacturing partners terminates, it could take several months to transition manufacturing to one of our other manufacturing partners or to establish alternative manufacturing for these products and we may not be able to fulfill orders for products in a timely manner which could have a material adverse effect on our financial condition and operating results.

Under an OEM agreement with a significant customer, this customer has the right to require that we use a certain third party to manufacture product. If our manufacturing agreement with this specific third party manufacturer terminates, and we are unable to find another suitable manufacturer, our relationship with this OEM customer will be negatively impacted, which could have a material adverse effect on our financial condition and operating results.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, (in thousands):

	2005	2006

Foreign currency translation adjustments	$(78)	$(814)
Unrealized loss on marketable equity securities classified as available for sale	(40)	—

	$(118)	$(814)

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company had no restructuring accruals. The following is a summary of restructuring activity recorded during the period from January 1, 2004 to December 31, 2006 (in thousands):

March 2001 Restructuring

	Accrued			Accrued			Accrued
	Restructuring			Restructuring			Restructuring
	Expenses at	Additional	Current	Expenses at	Additional	Current	Expenses at
	January 1,	Restructuring	Amounts	December 31,	Restructuring	Amounts	December 31,
	2004	Expenses	Utilized	2005	Expenses	Utilized	2006

Facility closures and related costs	$168	17	(140)	45	—	(45)	$—

June 2001 Restructuring

	Accrued			Accrued			Accrued
	Restructuring			Restructuring			Restructuring
	Expenses at	Additional	Current	Expenses at	Additional	Current	Expenses at
	January 1,	Restructuring	Amounts	December 31,	Restructuring	Amounts	December 31,
	2004	Expenses	Utilized	2005	Expenses	Utilized	2006

Facility closures and related costs	$10	75	(85)	—	—	—	$—

In June 2004, we negotiated an exit from our lease of the 10th floor of our former New York City office thereby eliminating our related rent exposure. Accordingly, during the year ended December 31, 2004, we recorded a reduction of approximately $0.5 million to our restructuring reserve previously established in connection with the closure of our New York City office. Additionally, we have evaluated certain factors pertaining to our remaining sublease tenant; accordingly, during the year ended December 31, 2004, we recorded an additional restructuring accrual of approximately $0.1 million. We are not aware of any further unresolved issues or additional liabilities that may result in a significant adjustment to restructuring expenses accrued as of December 31, 2006.

6.	Short-Term Investments

There were no short-term investments as of December 31, 2006. The following tables summarize our short-term investments as of December 31, 2005 (in thousands):

	December 31, 2005
		Net Unrealized	Net Unrealized
	Cost	Losses	Gains	Fair Value

United States Government securities	$11,395	$(39)	$—	$11,356
Corporate debt	2,076	(1)	—	2,075

	$13,471	$(40)	$—	$13,431

Gross realized gains on these investments were $118,371, $8,550 and none for the years ended December 31, 2004, 2005 and 2006, respectively. Gross realized losses on these investments were $106,388, $3,322 and none for the years ended December 31, 2004, 2005 and 2006, respectively.

United States Government Securities.  The unrealized losses on our investments in United States Government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Corporate Debt Securities.  The Company’s investments in debt securities consist primarily of investments in corporate bonds. The unrealized losses on the Company’s investment in debt securities were caused by credit quality and industry or company specific events.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Inventories

Inventories consist of the following at December 31 (in thousands):

	2005	2006

Purchased parts and materials	$1,058	$612
Finished goods	1,746	1,598

Total inventory	$2,804	$2,210

8.	Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2005	2006

Machinery and equipment	$8,770	$11,620
Furniture, fixtures, and computer software	1,433	3,862
Leasehold improvements	670	2,042
Construction in progress	3,259	77

Total property and equipment, at cost	14,132	17,601
Less accumulated depreciation	(6,241)	(7,863)

Total property and equipment, net	$7,891	$9,738

Construction in progress at December 31, 2005 was comprised of $1.6 million associated with the implementation of our ERP system, $1.1 million associated with leasehold improvements at our new corporate headquarters in Carlsbad, and $0.6 million related to tooling and test equipment.

Depreciation expense was $3.2 million, $4.6 million, and $4.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of December 31, 2005 and 2006 (in thousands):

	December 31, 2005
		Accumulated
	Gross	Amortization	Net

Core technology	$5,000	$(2,037)	$2,963
Developed technology	2,600	(1,907)	693
Customer relationships	2,500	(1,309)	1,191
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(3)	2,567

Total intangible assets	$12,770	$(5,356)	$7,414

	December 31, 2006
		Accumulated
	Gross	Amortization	Net

Core technology	$5,000	$(3,148)	$1,852
Developed technology	2,600	(2,600)	—
Customer relationships	2,500	(2,023)	477
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(517)	2,053

Total intangible assets	$12,770	$(8,388)	$4,382

As of December 31, 2005 and 2006, the weighted average amortization period for the above intangibles is 4.0 and 2.7 years, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2006 is as follows (in thousands):

2007	$2,102
2008	1,255
2009	514
2010	511

Total	$4,382

10.	Credit Facilities

Line of Credit

Effective July 1, 2006, we amended our credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2007. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2005 and December 31, 2006, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Components of the income tax provision (benefit) are as follows for the years ended December 31 (in thousands):

	2004	2005	2006

Current:
Federal	$217	$624	$—
State, local and foreign	55	41	1,744

	272	665	1,744

Deferred:
Federal	—	(18,697)	39,914
State, local and foreign	—	(7,165)	7,227

	—	(25,862)	47,141

Total income tax provision (benefit)	$272	$(25,197)	$48,885

A reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31(in thousands):

	2004	2005	2006

Federal statutory rate	$4,154	$490	$(11,160)
State and local income taxes, net of federal effect	930	(4,569)	4,699
Decrease (increase) in deferred income tax asset valuation allowance	(6,626)	(22,112)	49,281
Foreign losses without tax benefit	306	1,418	6,171
In-process research and development	1,645	—	—
Research and development credit	—	(393)	(805)
Other	(137)	(31)	699

Income tax provision (benefit)	$272	$(25,197)	$48,885

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to deferred income taxes are as follows at December 31 (in thousands):

	2005	2006

Deferred income tax assets:
Net operating loss and tax credit carry forwards	$51,911	$61,652
Inventory reserve and uniform capitalization	454	734
Stock warrants	1,532	2,279
Restructuring accrual	19	—
In-process research and development	445	390
Acquisition costs	302	—
Allowance for bad debts	51	111
Vacation accrual	425	389
Deferred rent	94	931
Warranty accrual	313	278
Deferred revenue	343	25
Depreciation and amortization	—	183
Other accruals and reserves	101	354

Total deferred income tax assets	55,990	67,326

Deferred income tax liabilities:
State taxes	(2,469)	(3,196)
Depreciation and amortization	(930)	—
Acquired intangibles	(1,889)	(872)

Total deferred income tax liabilities	(5,288)	(4,068)

Deferred income tax asset valuation allowance	(3,561)	(63,258)

Net deferred income tax asset	$47,141	$—

We recognized an income tax expense of $48.9 million for the year ended December 31, 2006. The expense was comprised of a $47.1 million discrete tax expense associated with the establishment of full valuation allowances for United States deferred tax assets. Our effective income tax rate of (153.3)% for the year ended December 31, 2006 differs from the United States federal statutory rate due to a $47.1 million discrete tax expense associated with the establishment of valuation allowances related to United States deferred tax assets, our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes and state taxes.

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

As of December 31, 2005, we reversed the valuation allowance on our United States deferred tax assets totaling $47.1 million. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in an increase to additional paid-in capital of $5.4 million, a reduction of goodwill in the amount of $16.4 million, and a net income tax benefit of $25.3 million. This reversal was the result of our recent sustained

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

history of operating profitability as of December 31, 2005 and the determination by management at that time that the future realization of the net deferred tax assets was judged to be more likely than not.

Consistent with the December 31, 2005 analysis, at September 30, 2006 we weighted the cumulative earnings evidence and forecasted future earnings evidence as the most significant factors in our analysis of the recoverability of its United States deferred tax assets in 2006. Due to changes in 2006, we determined that there was an overall greater proportional weight of negative evidence rather than positive evidence. Based on the expected cumulative three-year United States pre-tax loss as of December 31, 2006 and the anticipated losses in 2007, we concluded that we did not have objective, verifiable evidence of sufficient future taxable income to recover our United States deferred tax assets. As a result, we determined that as of September 30, 2006 it was not more likely than not that our United States deferred tax assets would be realized and re-established a $47.1 million valuation allowance associated with our United States deferred tax assets.

As of December 31, 2006, we have federal and state net operating losses of approximately $122.4 million and $57.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we have federal tax credit carryforwards of $3.7 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.2 million will begin to expire in the tax year ending 2007. We also have state tax credit carryforwards of $3.9 million, of which $3.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2007. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet.

As a result of our equity transactions, an ownership change, within the meaning of Internal Revenue Code, or IRC, Section 382, occurred on September 18, 2003. As a result, annual use of our federal net operating loss and credit carry forwards is limited to (i) the aggregate fair market value of Artecon immediately before the ownership change multiplied by (ii) the long-term tax-exempt rate (within the meaning of Section 382 (f) of the IRC) in effect at that time. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

As a result of our acquisition of Chaparral, a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.

12.	Stockholders’ Equity

Increase in Authorized Common Shares

In April 2005, our board of directors authorized an increase of 1,000,000 shares of our common stock issuable pursuant to the 2000 EIP and 100,000 shares of our common stock issuable pursuant to the 2000 ESPP. This increase in shares became effective on the date of the 2005 Annual Stockholders Meeting, which was held April 25, 2005.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Incentive Plans

2000 EIP.  During 2006 and 2005, we primarily granted options to purchase common stock to our employees and consultants under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) 2% of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of December 31, 2006, options to purchase 4,995,930 shares of common stock were outstanding under the 2000 EIP and options to purchase 1,225,664 shares of common stock remained available for grant under the 2000 EIP.

2000 NEDSOP.  Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2006, options to purchase 440,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 473,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP.  The 2000 ESPP qualifies under the provisions of Section 423 of the IRC and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 199,438 and 289,073 shares issued for the 2000 ESPP purchase periods that ended in the year ended December 31, 2005 and 2006, respectively. As of December 31, 2006, the 2000 ESPP had a total of 1,711,535 shares available for purchase.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $6.5 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying consolidated statement of operations for the year ended December 31, 2006 (amounts in thousands):

Year Ended
December 31,
2006

Cost of goods sold	$327
Sales and marketing	307
Research and development	627
General and administrative	1,972

Share-based compensation expense before taxes	3,233
Related deferred income tax benefits	—

Share-based compensation expense, net of income taxes	$3,233

Net share-based compensation expense per basic and diluted common share	$0.07

Share-based compensation expense is derived from:
Stock options	$2,836
2000 ESPP	397

Total	$3,233

Share-based compensation expense recognized during the year ended December 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of December 31, 2006 has been adjusted for estimated forfeitures.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)

Outstanding at January 1, 2004	3,255,727	$5.08
Granted	1,626,750	10.31
Exercised	(281,794)	3.75
Forfeited	(346,790)	10.73
Expired	(39,798)	9.66

Outstanding at December 31, 2004	4,214,095	6.68
Granted	1,328,000	5.78
Exercised	(315,112)	3.11
Forfeited	(309,677)	7.72
Expired	(86,495)	11.40

Outstanding at December 31, 2005	4,830,811	6.52
Granted	2,162,501	5.16
Exercised	(278,855)	3.11
Forfeited	(900,262)	6.16
Expired	(378,265)	7.88

Outstanding at December 31, 2006	5,435,930	$6.12	6.96	$1,665
Vested and expected to vest at December 31, 2006	4,986,192	$6.22	6.78	$1,601
Exercisable at December 31, 2006	3,345,683	$6.81	5.78	$1,389

The weighted average grant-date fair values of options granted during the twelve months ended December 31, 2004, 2005 and 2006 were $6.52 per share, $3.49 per share and $3.26 per share, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2004, 2005 and 2006 was $1.2 million, $0.9 million and $0.3 million, respectively.

During the twelve months ended December 31, 2006, financing cash generated from share-based compensation arrangements amounted to $0.9 million for the purchase of shares upon exercise of options and $1.1 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding options outstanding for all plans as of December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price

$1.34 - 3.10	1,086,038	6.01	$2.54	843,954	$2.40
$3.15 - 3.92	919,436	8.19	3.76	174,436	3.39
$4.01 - 6.10	1,222,422	6.87	5.52	880,886	5.62
$6.12 - 6.87	994,626	8.25	6.56	295,499	6.32
$6.88 - 13.50	969,508	5.65	10.35	907,008	10.59
$13.88 - 17.14	243,900	6.85	15.30	243,900	15.30

Total	5,435,930	6.96	$6.12	3,345,683	$6.81

The aggregate intrinsic value in the table above is based our closing stock price of $3.93 per share as of the last business day of the fiscal year ended December 31, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the twelve months ended December 31, 2004, 2005 and 2006 was $2.6 million, $9.9 million and $2.9 million, respectively.

On December 1, 2005, we accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $6.74 per share that were previously awarded under our equity compensation plans to its employees. These options were accelerated to avoid recording future compensation expense with respect to such options following adoption of SFAS No. 123(R). Our management believes that because such options had exercise prices in excess of the current market value of the our stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 1, 2005. Options to purchase approximately 0.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $11.71.

As of December 31, 2004, 2005 and 2006, approximately 1,322,443, 1,867,338 and 3,345,683 options were exercisable at a weighted average exercise price of $4.86, $4.56 and $6.81, respectively.

The impact of not adopting SFAS No. 123(R) for 2006 would have increased net income by $3.2 million before and after tax ($0.07 per basic and diluted share).

To estimate compensation expense which would have been recognized under SFAS No. 123 for the year ended December 31, 2004 and 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the year ended December 31, 2006, we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP			2000 ESPP
	Years Ended			Years Ended
	December 31,			December 31,
	2004	2005	2006	2004	2005	2006

Risk-free interest rate	3.23%	3.86%	4.89%	3.36%	4.08%	4.98%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Volatility	87%	78%	68%	85%	75%	68%
Expected life	4.0 years	4.1 years	5.5 years	0.5 years	0.5 years	0.5 years

The risk-free interest rate is based on the implied yield available on United States Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.

Warrants

On May 24, 2002, we granted an original equipment manufacturer, or OEM, customer a warrant to purchase 1,239,527 shares of our common stock at $2.97 per share in connection with the signing of a product supply agreement. The warrant was fully vested upon issuance and became exercisable for 413,175 shares at signing, and became exercisable for an additional 413,176 shares on both May 24, 2003 and 2004 and expires on May 24, 2007. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was $3.7 million. The warrant was issued to induce the customer to purchase our products in the future and was not issued in consideration of any past transactions.

During the year ended December 31, 2005, we received proceeds of approximately $0.8 million from the exercise of warrants to purchase 246,153 shares of our common stock.

During the year ended December 31, 2006, we received proceeds of approximately $0.1 million from the exercise of warrants to purchase 24,615 shares of our common stock. During July 2006, a fully vested warrant held by an OEM customer to purchase 154,742 shares of our common stock at $3.25 per share was assigned to a third party. As of December 31, 2006, there were outstanding warrants to purchase 1,696,081 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008.

15.	Stock Option Expense related to Historical Grant Practices

In response to recently reported industry issues around option pricing, our Audit Committee, which is comprised of independent directors, began a self-initiated review of our historical stock option grant practices and related accounting. This review was proactive and voluntary. Our Audit Committee reviewed our option grant practices dating back to our merger with Artecon, Inc. in 1999 and identified certain immaterial errors relating to our accounting for stock options during our 2000 through 2002 fiscal years. As a result, we recognized $0.1 million of cost of goods sold and sales and marketing expenses for the three months ended June 30, 2006 associated with the errors identified by our Audit Committee’s review that was not recognized in prior periods. The expenses associated with the errors were not material in any of the prior periods during which the expenses should have been recognized nor was the cumulative adjustment material to the three or six months ended June 30, 2006. The $0.1 million stock option expense recognized for the three months ended June 30, 2006 was in addition to the $3.2 million share-based compensation cost resulting from SFAS No. 123(R) for the year ended December 31, 2006.

16.	Related Party Transactions

Purchases from affiliated companies for the years ended December 31, 2004, 2005 and 2006 were approximately $8,000, $12,000 and $7,000, respectively.

17.	Employee Benefit Plans

Dot Hill Retirement Savings Plan

The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. We may match 50% of participating employees’ contributions up to a specified limit of $1,000. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for each of the years ended December 31, 2004, 2005 and 2006 were approximately $0.1 million.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The 2000 ESPP was adopted in August 1997, and amended and restated in March 2000. The Purchase Plan qualifies under the provisions of Section 423 of the IRC and provides our eligible employees, as defined in the 2000 ESPP with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. We have reserved 2,200,046 shares of common stock for issuance pursuant to the 2000 ESPP. During the years ended December 31, 2004, 2005 and 2006, approximately 0, 200,000 and 289,000 shares, respectively, were issued under the 2000 ESPP.

18.	Commitments and Contingencies

Operating Leases

We lease office space and equipment under noncancelable operating leases, which expire at various dates through April 2013. Rent expense for the years ended December 31, 2004, 2005 and 2006 was $1.2 million, $1.5 million, and $1.7 million, respectively. Sublease rental income for the years ended December 31, 2004, 2005 and 2006 was $0.6 million, $0.6 million and $0.4 million, respectively.

Future minimum lease payments due under all noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$1,245
2008	1,224
2009	1,093
2010	1,025
2011	1,052
Thereafter	1,449

Total minimum lease payments	$7,088

Employment Agreements

On March 3, 2006, we adopted the 2006 Executive Compensation Plan, or the 2006 Compensation Plan. Under the 2006 Compensation Plan, our President and Chief Executive Officer, our Chief Financial Officer, our Senior Vice President of Sales and Marketing, and our Senior Vice President of Engineering, were each eligible to receive bonuses in an amount to be calculated in accordance with the terms of the 2006 Compensation Plan and dependent on goals are as follows: 40% dependent on certain quarterly management business objectives, 50% dependent on annual financial results relating to revenue and operating income and 10% dependent on revenues associated with a certain customer. In the case of the President and Chief Executive Officer, the target bonus was 80% of the President and Chief Executive Officer’s base salary. In the case of the Chief Financial Officer, the target bonus was 60% of the Chief Financial Officer’s base salary. In the case of the Senior Vice President of Sales and Marketing, the target bonus was 50% of the Senior Vice President of Sales and Marketing’s base salary. In the case of the Senior Vice President of Engineering, the target bonus was 40% of the Senior Vice President of Engineering’s base salary.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 26, 2007, we adopted the 2007 Executive Compensation Plan, or the 2007 Compensation Plan. Under the 2007 Compensation Plan, our President and Chief Executive Officer, Dana Kammersgard, our Chief Financial Officer, Hanif Jamal, and our Senior Vice President of Worldwide Sales and Marketing, Philip Davis, are each eligible to receive bonuses in an amount to be calculated in accordance with the terms of the 2007 Compensation Plan. Target 2007 bonuses for Messrs. Kammersgard, Jamal and Davis are equal to 80%, 55% and 50%, respectively, of their applicable base salaries. 50% of any 2007 bonus will be paid in cash and the remainder is in the form of a stock option having a Black-Scholes value equal to 50% of the target 2007 bonus. Payment of the 2007 bonuses is proportionately dependent on the achievement of financial goals relating to revenue and operating income and management business objectives. The 2007 Executive Compensation Plan also provides for the payment in cash of an additional 2007 stretch bonus equal to up to 50% of each executive’s target 2007 bonus, payable upon the achievement of additional financial goals. No 2007 stretch bonus will be paid unless the financial goals described above relating to the 2007 target bonus are achieved at a minimum 90% level and unless the additional financial goals specific to the 2007 stretch bonus are achieved at specified minimum levels.

Consulting Agreements with Former Executive

In March 2006, we entered into a consulting agreement with our former Chief Executive Officer, James L. Lambert. Pursuant to the consulting letter agreement, Mr. Lambert will perform consulting services for us during a three-year period beginning as of March 1, 2006 for a consulting fee of $16,666 per month. The vesting of 218,125 of Mr. Lambert’s stock options, with an average exercise price of $5.63 per share, was accelerated in full in connection with the consulting agreement, and such stock options will continue to be exercisable during the consulting period in accordance with their terms. Mr. Lambert will be restricted from competing with us during the consulting period, and the consulting period will terminate early upon an acquisition of us, Mr. Lambert’s election or Mr. Lambert’s death or permanent disability. In the event of any such early termination, Mr. Lambert will receive a lump sum payment equal to the amount he would have been eligible to receive if the consulting period continued for the full original three-year period. Based on the terms of this agreement, we recognized a non-cash stock option expense of $0.7 million related to the acceleration of stock options and consulting fees of $0.6 million for the year ended December 31, 2006.

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

On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by United States Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.

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

Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of the $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for the $1.475 million. On December 12, 2006, we amended the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief.

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

Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action has been stayed pending the outcome of the federal appeal. We believe that the claims against Chaparral and its former officers and directors are without merit and are in the process of vigorously defending against them. The outcome is uncertain and no amounts have been accrued as of December 31, 2006.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dot Hill Securities Class Actions and Derivative Suits

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs have until April 20, 2007 to amend their complaint.

In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing and all derivative actions were stayed until December 29, 2006 pending that investigation. We are currently awaiting a report from the SLC regarding the outcome of their investigation. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported option backdating was served on us. We have filed a Notice of Related case informing the Court that the latest case should be consolidated with the previously filed derivative actions. The outcome of these actions is uncertain, and no amounts have been accrued as of December 31, 2006.

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

19.	Segment and Geographic Information

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate performance based on stand-alone segment revenue and gross margin. Because we do not currently maintain information regarding operating income at the operating segment level, such information is not presented.

Information concerning revenue by product and service is as follows (in thousands):

		Legacy and
	SANnet Families	Other	Services	Total

Year ended December 31, 2004:
Net revenue	$231,264	$5,172	$2,940	$239,376

Gross profit (loss)	$56,882	$2,244	$375	$59,501

Year ended December 31, 2005:
Net revenue	$225,705	$5,388	$2,706	$233,799

Gross profit	$51,856	$1,243	$504	$53,603

Year ended December 31, 2006:
Net revenue	$232,298	$3,100	$3,819	$239,217

Gross profit	$35,087	$385	$1,184	$36,656

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Families	Other	Services	Total

As of:
December 31, 2005	$256,028	$8,240	$3,026	$267,294

December 31, 2006	$195,332	$3,024	$3,295	$201,651

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	As of and for the Year Ended
	December 31,
	2004	2005	2006

Net revenue:
United States	$223,133	$217,469	$218,009
Europe	9,546	10,730	15,851
Asia	6,697	5,600	5,357

	$239,376	$233,799	$239,217

Income (loss) before income taxes:
United States	$11,786	$4,571	$(18,306)
Europe	(812)	(2,636)	(13,220)
Asia	895	(535)	(361)

	$11,869	$1,400	$(31,887)

Assets:
United States	$237,376	$260,826	$192,539
Europe	6,444	3,997	6,358
Asia	2,747	2,471	2,754

	$246,567	$267,294	$201,651

Net revenue is recorded in the geographic area in which the sale is originated.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Information (Unaudited)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2005:
Net revenue	$58,011	$65,897	$53,616	$56,275
Gross profit	13,277	16,145	12,353	11,828
Income (loss) before income taxes	1,991	3,723	(1,467)	(2,847)
Net income (loss)	2,102	3,297	(1,275)	22,473
Basic net income (loss) per share	0.05	0.08	(0.03)	0.51
Diluted net income (loss) per share	0.05	0.07	(0.03)	0.49
Year Ended December 31, 2006:
Net revenue	$58,686	$66,265	$54,846	$59,420
Gross profit	11,161	13,770	7,033	4,692
Loss before income taxes	(7,545)	(8,415)	(7,618)	(8,309)
Net loss	(4,975)	(6,626)	(60,086)	(9,085)
Basic net loss per share	(0.11)	(0.15)	(1.34)	(0.20)
Diluted net loss per share	(0.11)	(0.15)	(1.34)	(0.20)

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End of
	Year	Expenses	Deductions		Year
	(In thousands)

Allowance for doubtful accounts and sales returns:
Year ended December 31, 2004	$467	$176	$152	(1)	$491
Year ended December 31, 2005	491	560	757	(1)	294
Year ended December 31, 2006	294	335	—		629
Reserve for excess and obsolete inventories:
Year ended December 31, 2004	$6,594	$785	$5,694	(2)	$1,685
Year ended December 31, 2005	1,685	1,856	2,548	(2)	993
Year ended December 31, 2006	993	1,082	333	(2)	1,743

(1)	Uncollectible receivables charged off and credit issued for product returns.

(2)	Consists primarily of the write-off of excess/obsolete inventories.