Form 10-Q
period 2007-03-31
DOT HILL SYSTEMS CORP
filed 2007-05-10
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 45,582,865 shares of common stock, $0.001 par value, outstanding as of May 4, 2007.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2007

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	December 31,	March 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$99,663	$95,913
Accounts receivable, net of allowance of $629 and $541	39,758	37,632
Inventories	2,210	2,420
Prepaid expenses and other	5,039	3,969

Total current assets	146,670	139,934
Property and equipment, net	9,738	9,559
Goodwill	40,725	40,725
Other intangible assets, net	4,382	3,797
Deferred tax assets	—	17
Other assets	136	159

Total assets	$201,651	$194,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,099	$31,348
Accrued compensation	3,231	3,273
Accrued expenses	8,652	6,414
Deferred revenue	521	599
Income taxes payable	226	363

Total current liabilities	43,729	41,997
Other long-term liabilities	2,010	2,478

Total liabilities	45,739	44,475

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 45,009 and 45,236 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	45	45
Additional paid-in capital	290,705	291,532
Accumulated other comprehensive loss	(814)	(1,418)
Accumulated deficit	(134,024)	(140,443)

Total stockholders’ equity	155,912	149,716

Total liabilities and stockholders’ equity	$201,651	$194,191

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
NET REVENUE	$58,686	$53,441
COST OF GOODS SOLD	47,525	46,767

GROSS PROFIT	11,161	6,674

OPERATING EXPENSES:
Sales and marketing	4,153	3,908
Research and development	9,712	6,074
General and administrative	6,153	3,670

Total operating expenses	20,018	13,652

OPERATING LOSS	(8,857)	(6,978)

OTHER INCOME:
Interest income, net	1,312	1,308

LOSS BEFORE INCOME TAXES	(7,545)	(5,670)
INCOME TAX EXPENSE (BENEFIT)	(2,570)	292

NET LOSS	$(4,975)	$(5,962)

NET LOSS PER SHARE:
Basic	$(0.11)	$(0.13)

Diluted	$(0.11)	$(0.13)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic	44,518	45,157

Diluted	44,518	45,157

COMPREHENSIVE LOSS:
Net loss	$(4,975)	$(5,962)
Foreign currency translation adjustments	(40)	(604)
Net unrealized gain on short-term investments	26	—

Comprehensive loss	$(4,989)	$(6,566)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Cash Flows From Operating Activities:
Net loss	$(4,975)	$(5,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,659	1,775
Loss on disposal of property and equipment	19	—
Provision for doubtful accounts	15	—
Stock-based compensation expense	1,228	225
Deferred taxes	(2,570)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,240)	2,109
Inventories	(89)	(195)
Prepaid expenses and other assets	(597)	1,042
Accounts payable	7,487	(417)
Accrued compensation and expenses	844	(2,250)
Deferred revenue	(886)	28
Income taxes payable	(33)	158
Restructuring accrual	(34)	—
Other long-term liabilities	1,356	16

Net cash used in operating activities	(6,816)	(3,471)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,642)	(945)
Sales and maturities of short-term investments	7,775	—
Purchases of short-term investments	(8,853)	—

Net cash used in investing activities	(2,720)	(945)

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	603	508
Proceeds from exercise of stock options and warrants	351	94

Net cash provided by financing activities	954	602

Effect of Exchange Rate Changes on Cash	(3)	64

Net Decrease in Cash and Cash Equivalents	(8,585)	(3,750)
Cash and Cash Equivalents, beginning of period	108,803	99,663

Cash and Cash Equivalents, end of period	$100,218	$95,913

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$1,227	$481

Cash paid for interest	$—	$—

Cash paid for income taxes	$19	$125

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     Revenues are recognized pursuant to applicable accounting standards, including SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue is recognized for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Since professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.
2. Stock-Based Compensation
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standard, or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values.
     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2007.

     As of March 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $7.6 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2006 and 2007, (amounts in thousands):

	Three Months Ended March 31,
	2006	2007
Cost of goods sold	$51	$103
Sales and marketing	87	105
Research and development	180	193
General and administrative	910	(176)

Share-based compensation expense before taxes	1,228	225
Related deferred income tax benefits	(183)	—

Share-based compensation expense, net of income taxes	$1,045	$225

Net share-based compensation expense per basic and diluted common share	$0.02	$—
     Share-based compensation expense recognized under SFAS No. 123(R) for the quarter ended March 31, 2007 included $0.1 million from stock options and $0.1 million from the 2000 ESPP. Share-based compensation expense recognized during the three months ended March 31, 2007 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123, Accounting for Stock based Compensation, for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of March 31, 2007 has been adjusted for estimated forfeitures.
     To estimate compensation expense that was recognized under SFAS No. 123(R) for the three months ended March 31, 2006 and 2007, we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Risk-free interest rate	4.81%	4.46%	4.47%	5.16%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	68%	68%	68%
Expected life	5.6 years	5.4 years	0.5 years	0.5 years
     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.
Stock Incentive Plans
     2000 EIP. During 2006 and 2007, we primarily granted options to purchase common stock to our employees under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of March 31, 2007, options to purchase 5,798,870 shares of common stock were outstanding under the 2000 EIP and the options to purchase 385,300 shares of common stock remained available for grant under the 2000 EIP.

     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of March 31, 2007, options to purchase 440,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 473,124 shares of common stock remained available for grant under the 2000 NEDSOP.
     2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 121,341 and 191,594 shares issued for the 2000 ESPP periods that ended in the three months ended March 31, 2006 and 2007, respectively.
     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at December 31, 2006	5,435,930	$6.12
Granted	980,696	3.57
Exercised	(35,423)	2.66
Forfeited	(60,832)	4.35
Expired	(79,498)	8.76

Outstanding at March 31, 2007	6,240,873	$5.72	7.36	$1,303
Vested and expected to vest at March 31, 2007	5,646,457	$5.87	7.16	$1,250
Exercisable at March 31, 2007	3,417,881	$6.79	5.84	$1,070
     As of March 31, 2006, approximately 3,520,948 options were exercisable at a weighted average exercise price of $6.82.
     The weighted average grant-date fair values of options granted during the three months ended March 31, 2006 and 2007 were $4.32 per share and $2.21 per share, respectively. The total intrinsic value of options exercised during each of the three months ended March 31, 2006 and 2007 was approximately $0.1 million.
     During the three months ended March 31, 2007, financing cash generated from share-based compensation arrangements amounted to $0.1 million for the purchase of shares upon exercise of options and $0.5 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
     Additional information regarding options outstanding for all plans as of March 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price
$1.34 — 3.10	1,053,115	5.94	$2.54	813,115	$2.39
$3.15 — 3.57	1,144,195	9.03	3.54	168,499	3.39
$3.59 — 5.10	1,040,188	8.92	4.10	176,983	4.62
$5.20 — 6.25	1,160,779	6.60	5.97	895,361	5.94
$6.36 — 9.94	1,087,225	6.95	7.33	608,552	7.76
$9.98 — 17.14	755,371	6.44	13.00	755,371	13.00

Total	6,240,873	7.36	$5.72	3,417,881	$6.79

The aggregate intrinsic value in the prior table is based on our closing stock price of $3.65 per share as of the last business day of the three months ended March 31, 2007, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the three months ended March 31, 2006 and 2007 was $1.6 million and $0.8 million, respectively.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.
     Diluted net loss per share reflects the potential dilution by including common stock equivalents, such as stock options and stock warrants in the weighted average number of common shares outstanding for a period, if dilutive.
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Shares used in computing basic net loss per share	44,518	45,157
Dilutive effect of warrants and common stock equivalents	—	—

Shares used in computing diluted net loss per share	44,518	45,157

     For the three months ended March 31, 2006, outstanding options to purchase 5,001,319 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,714,679 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive.
     For the three months ended March 31, 2007, outstanding options to purchase 6,240,873 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,696,081 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive.
4. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2006	March 31, 2007
Purchased parts and materials	$612	$568
Finished goods	1,598	1,852

Total inventory	$2,210	$2,420

5. Goodwill and Other Intangible Assets
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
     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of March 31, 2007 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(3,426)	$1,574
Developed technology	2,600	(2,600)	—
Customer relationships	2,500	(2,202)	298
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(645)	1,925

Total other intangible assets	$12,770	$(8,973)	$3,797

     As of March 31, 2007, the weighted average amortization period for the above intangibles is 2.6 years.

     Estimated future amortization expense related to other intangible assets as of March 31, 2007 is as follows (in thousands):

Years ending December 31,
2007 (remaining 9 months)	1,517
2008	1,255
2009	514
2010	511

Total	$3,797

6. Product Warranties
     We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition if these warranties are eliminated. Estimated liabilities for product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows for the three months ended March 31, 2007 (in thousands):

Three Months Ended
March 31, 2007
Balance, beginning of period	$663
Charged to operations	1,044
Deductions for costs incurred	(674)

Balance, end of period	$1,033

7. Income Taxes
     We recorded an income tax benefit of $2.6 million and an income tax expense of $0.3 million for the three months ended March 31, 2006 and 2007, respectively. Our effective income tax rate was (5.1)% for the three months ended March 31, 2007 which differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     We have cumulative unrecognized tax benefits of approximately $11.2 million as of January 1, 2007. The cumulative effects of adopting FIN 48 resulted in a decrease of $0.5 million to retained earnings and an increase in other long term liabilities of $0.5 million. Included in the balance of unrecognized tax benefits at January 1, 2007, are approximately $0.6 million of tax benefits that, if recognized, would affect the effective tax rate. At January 1, 2007 the Company also has approximately $10.6 million of unrecognized tax benefits that will have no impact on the effective tax rate due to the existence of a valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of January 1, 2007, the total amount of accrued income tax related interest and penalties included in the condensed consolidated balance sheet was less than $0.1 million. Accrued income tax related interest and penalties recognized during the three months ended March 31, 2007 was not significant. During the three months ended March 31, 2007, we reduced our unrecognized tax benefit, and correspondingly reduced income tax expense by $0.1 million as a result of the expiration of a state tax statute of limitations. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1994 through December 31, 2006. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 1999 through 2006.
     We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors.
     As of December 31, 2006, we have federal and state net operating loss carryforwards of approximately $122.4 million and $57.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we have federal tax credit carryforwards of $3.7 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.2 million will begin to expire in the tax year ending 2007. We also have state tax credit carryforwards of $3.9 million, of which $3.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2007.
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
     As a result of our acquisition of Chaparral Network Storage, Inc., or Chaparral a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
     We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.
8. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows (in thousands):

Foreign
Currency
Items
Balance, December 31, 2006	$(814)
Quarterly change	(604)

Balance, March 31, 2007	$(1,418)

9. Credit Facilities
     Effective July 1, 2006, we amended our credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2007. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the prime rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2006 and March 31, 2007, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.
10. Commitments and Contingencies
Commitments
Consulting Agreement with Former Executive
     In March 2006, we entered into a consulting agreement with our former Chief Executive Officer, James L. Lambert. Pursuant to the consulting agreement, Mr. Lambert will perform consulting services for us during a three-year period beginning as of March 1, 2006 for a consulting fee of $16,666 per month. The vesting of 218,125 of Mr. Lambert’s stock options, with an average exercise price of $5.63 per share, was accelerated in full in connection with the consulting agreement, and such stock options will continue to be exercisable during the consulting period in accordance with their terms. Mr. Lambert will be restricted from competing with us during the consulting period, and the consulting period will terminate early upon an acquisition of us, Mr. Lambert’s election or Mr. Lambert’s death or permanent disability. In the event of any such early termination, Mr. Lambert will receive a lump sum payment equal to the amount he would have been eligible to receive if the consulting period continued for the full original three-year period. Based on the terms of this agreement, we recognized a non-cash stock option expense of $0.7 million related to the acceleration of stock options and consulting fees of $0.6 million during the three months ended March 31, 2006.
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
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by United States Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
     On July 24, 2006, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas, and on July 25, 2006 Crossroads filed a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill had breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
     Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of the $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for the $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The Court granted Dot Hill leave to amend the cross complaint as to those two causes of action. No trial date has been scheduled.

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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007, and the final settlement approval hearing is set for June 18, 2007. We expect the case to be dismissed following final approval of settlement.
Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Consolidated Complaint on April 20, 2007. We expect to file our motion to dismiss on May 29, 2007 and expect it to be heard on August 20, 2007.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported option backdating was served on us. We have filed a Notice of Related case informing the Court that the latest case should be consolidated with the previously filed derivative actions. We have a motion to consolidate these matters currently set for July 13, 2007. The outcome of these actions is uncertain, and no amounts have been accrued as of March 31, 2007.
Other Litigation
     We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.
11. Segments and Geographic Information
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

     Information concerning revenue and gross profit by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
March 31, 2006:
Net revenue	$57,146	$639	$901	$58,686
Gross profit	$10,598	$62	$501	$11,161

March 31, 2007:
Net revenue	$51,948	$177	$1,316	$53,441
Gross profit	$6,195	$42	$437	$6,674
     Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
December 31, 2006	$195,332	$3,024	$3,295	$201,651
March 31, 2007	$188,550	$1,159	$4,482	$194,191
     Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Net revenue:
United States	$55,019	$45,613
Europe	2,234	6,593
Asia	1,433	1,235

	$58,686	$53,441

Operating income (loss):
United States	$(8,724)	$(3,671)
Europe	(135)	(3,402)
Asia	2	95

	$(8,857)	$(6,978)

	As of	As of
	December 31, 2006	March 31, 2007
Assets:
United States	$192,539	$180,610
Europe	6,358	11,243
Asia	2,754	2,338

	$201,651	$194,191

     Net revenue is recorded in the geographic area in which the sale is originated.
12. Recent Accounting Pronouncements
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

     In February 2007, the FASB issued SFAS No. 159, The Fair Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.
13. Subsequent Events
     On April 12, 2007, we entered into a lease contract with Circle Capital Longmont LLC, under which we will lease approximately 44,300 square feet of office and laboratory space located at 1351 South Sunset in Longmont, Colorado. We will use this office and laboratory space as our new research and development facility. The lease contract provides for a term of 65 months, tentatively commencing in August 2007 and ending December 2012. Rental obligations will be payable on a monthly basis. Future minimum lease payments associated with this lease are as follows:

Year	Minimum Lease Payment
2007 (Remaining 9 months)	$—
2008	382,000
2009	393,000
2010	405,000
2011	417,000
2012	424,000

Total	$2,021,000

     In addition to our rental obligations, we will be responsible for certain costs and charges specified in the contract, including certain operating and utility expenses.
     The lease for our current research and development faculty located in Longmont, Colorado expires in accordance with the lease terms on July 31, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
     Certain statements contained in this quarterly report on Form 10-Q, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on forward-looking statements. The forward- looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Overview
     We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, provides end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolution architecture provides high performance and large capacities for a broad variety of environments. Our SANnet ® products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
     Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. In May 2002, we entered into a three-year OEM agreement with Sun Microsystems, or Sun, to provide our storage hardware and software products for private label sales by Sun, which was subsequently extended until January 2011. The OEM agreement now provides for automatic renewals for additional one-year periods, unless either party notifies the other of its intent not to renew within a specified time period. We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so, having shipped over 129,000 units to date.
     In February 2004, we acquired all the outstanding shares of Chaparral Network Storage, Inc., or Chaparral, a privately held storage system provider. This acquisition provided us with a core of redundant array of independent disks, or RAID, hardware and software technology and a team of hardware and software professionals located in Longmont, Colorado.
     In July 2005, we entered into a Development and OEM Supply Agreement with Network Appliance, Inc. and Network Appliance B.V., collectively, NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. The agreement does not contain any minimum purchase commitments by NetApp. The initial term of the agreement is three years after first general availability customer shipment and renews automatically for a subsequent 12 months unless terminated by either party. We expect to begin shipping products under this agreement over the next several months.
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
     In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC will supply Dot Hill with manufacturing, assembly and test services from its facilities in China, and SYNNEX will provide Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will facilitate our strategic product initiatives, help to expand our global capabilities and reduce our manufacturing costs. We expect to begin shipping products under the MiTAC and SYNNEX agreement over the next several months.
     We derive a portion of our revenue from services associated with the maintenance service we provide for our installed products. Earlier this year, we entered into an agreement with GAVS Information Services, LLC, or GAVS, to provide warranty and non-warranty services for customers who purchase new maintenance agreements for our prior generation SANnet product family as well as our new R/Evolution platform. Anacomp Inc., or Anacomp, our current service provider will manage our SANnet I support for non-warranty customer.

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
Revenue Recognition
     Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We recognize revenue for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and faster response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.

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
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.
     As of March 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $7.6 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.
   Contingencies
     We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding contingencies.
Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2006	2007
Net revenue:	100.0%	100.0%
Cost of goods sold	81.0	87.5

Gross profit	19.0	12.5

Operating expenses:
Sales and marketing	7.1	7.3
Research and development	16.5	11.4
General and administrative	10.5	6.9

Total operating expenses	34.1	25.5
Operating loss	(15.1)	(13.1)
Other income, net	2.2	2.4
Income tax expense (benefit)	(4.4)	0.5

Net loss	(8.5)%	(11.2)%

(percentages may not aggregate due to rounding)
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net Revenue
     Net revenue decreased $5.3 million, or 9.0%, to $53.4 million for the three months ended March 31, 2007 from $58.7 million for the three months ended March 31, 2006. The decrease in net revenue was primarily attributable to decreased orders for our products from our largest OEM customer, Sun, which accounted for 76.1% of our net revenue for the three months ended March 31, 2007, as compared to 87.7% of our revenue for the three months ended March 31, 2006. Fibre Channel units shipped were 2,217 for the three months ended March 31, 2007 compared to 2,284 units for the three months ended March 31, 2006. Small Computer Systems Interface, or SCSI, units shipped were 2,848 for the three months ended March 31, 2007 compared to 3,265 units for the three months ended March 31, 2006. Blade units shipped were 2,743 for the three months ended March 31, 2007 compared to 1,958 units for the three months ended March 31, 2006. SATA units shipped were 133 for the three months ended March 31, 2007 compared to 674 units for the three months ended March 31, 2006. We shipped 1,040 units of our 2730 product for the three months ended March 31, 2007 compared to none for the three months ended March 31, 2006. Non-Sun revenue was $12.8 million for the three months ended March 31, 2007 compared to $7.2 million for the three months ended March 31, 2006.

Cost of Goods Sold
     Cost of goods sold decreased $0.7 million, or 1.5%, to $46.8 million for the three months ended March 31, 2007 from $47.5 million for the three months ended March 31, 2006. As a percentage of net revenue, cost of goods sold increased to 87.5% for the three months ended March 31, 2007 from 81.0% for the three months ended March 31, 2006. The increase in cost of goods sold was attributable primarily to the composition of product sales during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The shift in product sales mix for the three months ended March 31, 2007 was due to the sale of the 2730 modular enterprise storage platform, a new product introduced during the third quarter of 2006, which is shipping at depressed margins until we migrate manufacturing to a hard tooled offshore environment. In addition to the shift in product sales mix, we incurred costs related to the anticipated transition of certain manufacturing services to MiTAC, a $0.5 million increase in warranty reserves related to the new 2730 modular enterprise storage platform, a $0.4 million increase in inventory reserves primarily associated with end of life products and $0.2 million of royalty payments related to the Crossroads Systems, Inc., or Crossroads, agreement entered into in June 2006.
Gross Profit
     Gross profit decreased $4.5 million, or 40.2%, to $6.7 million for the three months ended March 31, 2007 from $11.2 million for the three months ended March 31, 2006. As a percentage of net revenue, gross profit decreased to 12.5% for the three months ended March 31, 2007 from 19.0% for the three months ended March 31, 2006. The decrease in the dollar amount of gross profit is attributable to lower total sales and sales of the 2730 product which is currently shipping at depressed margins until we migrate manufacturing to a hard tooled offshore environment. In addition, there were costs associated with the anticipated transition of certain manufacturing services to MiTAC, a $0.5 million increase in warranty reserves related to the new 2730 modular enterprise storage platform, a $0.4 million increase in inventory reserves primarily associated with end of life products and $0.2 million of royalty payments related to the Crossroads agreement entered into in June 2006.
     The decrease in gross profit as a percentage of our net revenue for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 is attributed principally to a difference in our product mix.
Sales and Marketing Expenses
     Sales and marketing expenses decreased $0.3 million, or 7.1%, to $3.9 million for the three months ended March 31, 2007 from $4.2 million for the three months ended March 31, 2006. As a percentage of net revenue, sales and marketing expenses increased to 7.3% for the three months ended March 31, 2007 from 7.1% for the three months ended March 31, 2006. The decrease in sales and marketing expenses is primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. We expect sales and marketing expenses for the year ending December 31, 2007 to remain consistent with spending levels incurred during 2006.
Research and Development Expenses
     Research and development expenses decreased $3.6 million, or 37.1%, to $6.1 million for the three months ended March 31, 2007 from $9.7 million for the three months ended March 31, 2006. As a percentage of net revenue, research and development expenses decreased to 11.4% for the three months ended March 31, 2007 from 16.5% for the three months ended March 31, 2006. The decrease in research and development expenses is primarily due to the reduced investment in prototypes and project materials for products under development for our new OEM customers of $3.1 million and a decrease of $0.4 million in testing expense. We expect research and development expenses for the year ending December 31, 2007 will decrease from spending levels incurred during 2006 as much of our investment in prototypes and project materials for our new products has been completed.
General and Administrative Expenses
     General and administrative expenses decreased $2.5 million, or 40.3%, to $3.7 million for the three months ended March 31, 2007 from $6.2 million for the three months ended March 31, 2006. As a percentage of net revenue, general and administrative expenses decreased to 6.9% for the three months ended March 31, 2007 from 10.5% for the three months ended March 31, 2006. The decrease is primarily attributable to a $1.3 million expense associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement which occurred during the three months ended March 31, 2006, $0.4 million decrease in share-based compensation expense, $0.3 million decrease in pay related costs due to reduction in headcount at our subsidiary in Japan, and $0.2 million decrease in bad debt expense at our European subsidiary.

Income Taxes
     We recorded an income tax expense of $0.3 million for the three months ended March 31, 2007 compared to an income tax benefit of $2.6 million for the three months ended March 31, 2006. Our effective income tax rate of (5.1)% for the three months ended March 31, 2007 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes. At March 31, 2006, we recorded a tax benefit of $2.6 million, reflecting an effective tax rate of 34.1%. Our effective tax rate for the three months ended March 31, 2006 differs from the U.S. federal statutory rate primarily due to our valuation allowance against deferred tax assets in foreign jurisdictions, state taxes and the impact of share-based compensation expense recognized under SFAS No. 123(R).
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
Liquidity and Capital Resources
     As of March 31, 2007, we had $95.9 million of cash and cash equivalents. We had $97.9 million of working capital as of March 31, 2007.
          For the three months ended March 31, 2007, cash used in operating activities was $3.5 million compared to cash used in operating activities of $6.8 million for the three months ended March 31, 2006. The net cash used in operating activities is primarily attributable to the net loss of $6.0 million offset by depreciation and amortization of $1.8 million and share-based compensation expense of $0.2 million. Cash flow from operations reflects the positive impact of $2.1 million related to a decrease in accounts receivable due to the timing of cash receipts, a $1.0 million decrease in prepaid and other assets and a $0.2 million increase in income taxes payable. Cash provided from operations was negatively impacted by a $2.3 million decrease in accrued compensation and expenses, a $0.4 million reduction in accounts payable and a $0.2 million increase in inventory.
     Cash used in investing activities for the three months ended March 31, 2007 was $1.0 million compared to $2.7 million for the same period in 2006. The cash used in the three months ended March 31, 2007 was attributable to purchases of property and equipment.
     Cash provided by financing activities for the three months ended March 31, 2007 was $0.6 million compared to cash provided by financing activities of $1.0 million for the same period in 2006. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.1 million, and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.5 million.
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
     On April 12, 2007, we entered into a lease contract with Circle Capital Longmont LLC, under which we will lease approximately 44,300 square feet of office and laboratory space located at 1351 South Sunset in Longmont, Colorado. We will use this office and laboratory space as our new research and development facility. The lease contract provides for a term of 65 months, tentatively commencing in August 2007 and ending December 2012. Our operating lease commitments will increase by $0.4 million per year for each of the years ended December 31, 2008 through 2012.
     The lease for our current research and development faculty located in Longmont, Colorado expires in accordance with the lease terms on July 31, 2007.
Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.
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
     The following table provides information about our investment portfolio at December 31, 2006 and March 31, 2007. For investment securities, the table presents carrying values at December 31, 2006 and March 31, 2007 and, as applicable, related weighted average interest rates by expected maturity dates.

	December 31, 2006	March 31, 2007
	(amounts in thousands)
Cash equivalents	$95,845	$88,750
Average interest rate	5.3%	5.3%
     We have a line of credit agreement, which accrues interest at a variable rate. As of March 31, 2007, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.

Foreign Currency Exchange Rate Risk
     A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the near future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2007. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by United States Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.

     On July 24, 2006, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas, and on July 25, 2006, Crossroads filed a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill had breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
     Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of the $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for the $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The Court granted Dot Hill leave to amend the cross complaint as to those two causes of action. No trial date has been scheduled.
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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007, and the final settlement approval hearing is set for June 18, 2007. We expect the case to be dismissed following final approval of settlement.
   Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We expect to file our motion to dismiss on May 29, 2007 and expect it to be heard on August 20, 2007.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to one of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported option backdating was served on us. We have filed a Notice of Related case informing the Court that the latest case should be consolidated with the previously filed derivative actions. We have a motion to consolidate these matters currently set for July 13, 2007. The outcome of these actions is uncertain, and no amounts have been accrued as of March 31, 2007.
   Other Litigation
     We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.
Item 1A. Risk Factors
     The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2006. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-K, including our financial statements and related notes.
   We are dependent on sales to a relatively small number of customers.
     Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 82% and 76% of our net revenue for the year ended December 31, 2006 and three months ended March 31, 2007, respectively. As a result, if our relationships with Sun, NetApp or Fujitsu were disrupted, we would lose substantially all of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetApp, Fujitsu or other OEM customers will expand or not otherwise be disrupted. Factors that could influence our relationship with significant OEM customers, including Sun, NetApp and Fujitsu include:
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
     For the three months ended March 31, 2007, we incurred a net loss of $5.9 million. We expect to incur a loss for the year ended December 31, 2007, primarily as a result of high new product production costs pending transition of our supply chain to a lower cost provider and continued investment in research and development. We may be able to mitigate these losses as we transition manufacturing of our 2730 products to a hard-tooled environment, change the mix of product sales and continue to focus on internal cost controls. However, we cannot assure you that we will be profitable in any future period.
     Our available cash and cash equivalents as of March 31, 2007 totaled $95.9 million. We presently expect cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events may require us to raise additional funds. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:
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
     Our decision to enter into a manufacturing agreement with MiTAC and SYNNEX was partly based upon being able to achieve lower manufacturing and product transformation costs. As this is a new relationship for both companies, we will need to establish new processes, tooling and manufacturing infrastructure. Consequently, there could be a delay in migrating production to MiTAC and SYNNEX which could negatively impact expected gross margins. In addition, if we experience any product quality or manufacturing capacity issues, we could impact revenues from customers as well as their satisfaction with our products.
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

Quarter	Net Revenue	Net Income (Loss)
First Quarter 2003	$30.5	$(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)
Fourth Quarter 2006	59.4	(9.1)
First Quarter 2007	53.4	(6.0)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to establishing valuation allowance of $47.1 million.
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
     Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:
•	the size, timing, cancellation or rescheduling of significant customer orders;

•	our ability to reduce product costs and improve operating margins;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	product configuration, mix and quality issues;

•	changes in pricing by us or our competitors;

•	the cost of litigation and settlements involving intellectual property and other issues;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	hardware component costs and availability, particularly with respect to hardware components obtained from sole-source providers and major component suppliers such as disk drives, memory and legacy RAID controllers;

•	our success in creating brand awareness and in expanding our sales and marketing programs;

•	the level of competition;

•	our ability to win business with new customers;

•	potential reductions in inventories held by OEM customers;

•	slowing sales of the products of our OEM customers;

•	technological changes in the open systems storage market;

•	levels of expenditures on research, engineering and product development;

•	levels of expenditures in our manufacturing and support organization and our ability to manage variances in component costs and inventory levels of components held by our manufacturing partners;

•	the quality of products being manufactured by Solectron, MiTAC and SYNNEX;

•	changes in our business strategies;

•	personnel changes; and

•	general economic trends and other factors.
Our sales cycle varies substantially and future net revenue in any period may be lower than our historical revenues or forecasts.
     Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from six to 36 months. This is particularly true during times of economic slowdown, for sales to OEM customers and for the sale and installation of complex solutions. We have shifted our business strategy to focus primarily on OEM customers, with whom sales cycles are generally lengthier, and less certain than direct sales to end-users, or sales through VARs.
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
     As of March 31, 2007, our executive officers, directors and their affiliates beneficially owned approximately 9.4% of our outstanding shares of common stock. These individuals may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.
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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of March 31, 2007 there were outstanding warrants to purchase 1,696,081 shares of our common stock. The warrants have exercise prices ranging from $2.97 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.
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
Item 6. Exhibits
     The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Bylaws of Dot Hill Systems Corp. (1)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Bylaws of Dot Hill Systems Corp. (1)

4.3	Form of Common Stock Certificate. (2)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (3)

4.5	Form of Rights Certificate. (3)

10.1	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.*

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: May 10, 2007	By	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 10, 2007	By	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)