Form 10-Q
period 2007-06-30
DOT HILL SYSTEMS CORP
filed 2007-08-09
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The registrant had 45,765,769 shares of common stock, $0.001 par value, outstanding as of August 2, 2007.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2007

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	December 31,	June 30,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$99,663	$88,397
Accounts receivable, net of allowance of $629 and $472	39,758	37,736
Inventories	2,210	3,038
Prepaid expenses and other	5,039	4,201

Total current assets	146,670	133,372
Property and equipment, net	9,738	9,164
Goodwill	40,725	40,725
Other intangible assets, net	4,382	3,212
Other assets	136	276

Total assets	$201,651	$186,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,099	$27,742
Accrued compensation	3,231	3,083
Accrued expenses	8,652	5,808
Deferred revenue	521	579
Income taxes payable	226	221

Total current liabilities	43,729	37,433
Other long-term liabilities	2,010	2,387

Total liabilities	45,739	39,820

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 45,009 and 45,596 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	45	46
Additional paid-in capital	290,705	292,323
Accumulated other comprehensive loss	(814)	(1,255)
Accumulated deficit	(134,024)	(144,185)

Total stockholders’ equity	155,912	146,929

Total liabilities and stockholders’ equity	$201,651	$186,749

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
NET REVENUE	$66,265	$56,199	$124,951	$109,640
COST OF GOODS SOLD	52,495	49,275	100,020	96,042

GROSS PROFIT	13,770	6,924	24,931	13,598

OPERATING EXPENSES:
Sales and marketing	4,144	3,871	8,297	7,779
Research and development	12,120	4,797	21,832	10,871
General and administrative	3,971	3,322	10,124	6,992
Legal settlement	3,350	—	3,350	—

Total operating expenses	23,585	11,990	43,603	25,642

OPERATING LOSS	(9,815)	(5,066)	(18,672)	(12,044)

OTHER INCOME:
Interest income, net	1,400	1,231	2,712	2,539

LOSS BEFORE INCOME TAXES	(8,415)	(3,835)	(15,960)	(9,505)
INCOME TAX EXPENSE (BENEFIT)	(1,789)	(93)	(4,359)	199

NET LOSS	$(6,626)	$(3,742)	$(11,601)	$(9,704)

NET LOSS PER SHARE:
Basic	$(0.15)	$(0.08)	$(0.26)	$(0.21)

Diluted	$(0.15)	$(0.08)	$(0.26)	$(0.21)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic	44,632	45,472	44,575	45,315

Diluted	44,632	45,472	44,575	45,315

COMPREHENSIVE LOSS:
Net loss	$(6,626)	$(3,742)	$(11,601)	$(9,704)
Foreign currency translation adjustments	(160)	163	(200)	(441)
Net unrealized gain on short-term investments	9	—	35	—

Comprehensive loss	$(6,777)	$(3,579)	$(11,766)	$(10,145)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
Cash Flows From Operating Activities:
Net loss	$(11,601)	$(9,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,472	3,422
Loss on disposal of property and equipment	71	166
Provision for doubtful accounts	3	(41)
Stock-based compensation expense	2,061	977
Deferred taxes	(5,789)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,708)	2,169
Inventories	713	(826)
Prepaid expenses and other assets	124	725
Legal settlement receivable	(5,720)	—
Accounts payable	9,656	(3,824)
Accrued compensation and expenses	589	(3,005)
Legal settlement payable	10,500	—
Deferred revenue	(998)	8
Income taxes payable	(51)	15
Restructuring accrual	(45)	—
Other long-term liabilities	1,243	(65)

Net cash used in operating activities	(10,480)	(9,983)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,993)	(1,914)
Sales and maturities of short-term investments	19,075	—
Purchases of short-term investments	(10,337)	—

Net cash provided by (used in) investing activities	5,745	(1,914)

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	603	508
Proceeds from exercise of stock options and warrants	722	134

Net cash provided by financing activities	1,325	642

Effect of Exchange Rate Changes on Cash	67	(11)

Net Decrease in Cash and Cash Equivalents	(3,343)	(11,266)
Cash and Cash Equivalents, beginning of period	108,803	99,663

Cash and Cash Equivalents, end of period	$105,460	$88,397

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$49	$172

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in progress costs incurred but not paid	$801	$350

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2007.

     As of June 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was $7.1 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006 and 2007 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Cost of goods sold	$89	$67	$140	$170
Sales and marketing	57	120	144	225
Research and development	125	174	305	367
General and administrative	468	391	1,378	215

Share-based compensation expense before taxes	739	752	1,967	977
Related deferred income tax benefits	(111)	—	(294)	—

Share-based compensation expense, net of income taxes	$628	$752	$1,673	$977

Net share-based compensation expense per basic and diluted common share	$0.01	$0.02	$0.04	$0.02

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Share based compensation expense is derived from:
Stock options	$694	$661	$1,750	$791
2000 ESPP	45	91	217	186

Share-based compensation expense before taxes	739	752	1,967	977
     Share-based compensation expense recognized during the six months ended June 30, 2007 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123, Accounting for Stock based Compensation, for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of June 30, 2007 has been adjusted for estimated forfeitures.
     To estimate compensation expense that was recognized under SFAS No. 123(R) for the six months ended June 30, 2006 and 2007, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Risk-free interest rate	4.90%	4.50%	4.47%	5.16%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	68%	68%	68%
Expected life	5.5 years	5.4 years	0.5 years	0.5 years
     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.
Stock Incentive Plans
     2000 EIP. During 2006 and 2007, we primarily granted options to purchase common stock to our employees under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of June 30, 2007, options to purchase 5,791,423 shares of common stock were outstanding under the 2000 EIP and the options to purchase 1,376,826 shares of common stock remained available for grant under the 2000 EIP.

     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of June 30, 2007, options to purchase 540,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 373,124 shares of common stock remained available for grant under the 2000 NEDSOP.
     2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 121,341 and 191,594 shares issued for the 2000 ESPP periods that ended in the six months ended June 30, 2006 and 2007, respectively.
     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at December 31, 2006	5,435,930	$6.12
Granted	1,181,696	3.58
Exercised	(51,344)	2.60
Forfeited	(87,290)	4.35
Expired	(145,566)	9.09

Outstanding at June 30, 2007	6,333,426	$5.63	7.26	$1,216
Vested and expected to vest at June 30, 2007	5,802,558	$5.75	7.09	$1,172
Exercisable at June 30, 2007	3,702,900	$6.53	6.00	$1,003
     As of June 30, 2006, approximately 3,316,215 options were exercisable at a weighted average exercise price of $6.81.
     The weighted average grant-date fair values of options granted during the three months ended June 30, 2006 and 2007 were $2.47 per share and $2.40 per share, respectively.
     The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 and 2007 were $3.50 per share and $2.22 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $0.1 million and $0.2 million, respectively.
     During the six months ended June 30, 2007, financing cash generated from share-based compensation arrangements amounted to $0.1 million for the purchase of shares upon exercise of options and $0.5 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
     During the first quarter of 2007, we granted performance-based stock options to certain executives, the vesting of which is tied to the achievement of financial and non-financial objectives during 2007. Compensation expense recognized related to these performance based options for the six months ended June 30, 2007 was less than $0.1 million.
     Additional information regarding options outstanding for all plans as of June 30, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price
$1.34 — 3.35	1,273,095	6.33	$2.69	819,901	$2.41
$3.38 — 3.80	1,123,294	8.79	3.58	178,292	3.48
$3.83 — 5.20	1,058,437	8.74	4.19	475,382	4.31
$5.26 — 6.25	1,084,904	6.32	6.01	871,335	5.99
$6.36 — 9.94	1,066,725	6.83	7.30	631,019	7.66
$9.98 — 17.14	726,971	6.35	13.02	726,971	13.02

Total	6,333,426	7.26	$5.63	3,702,900	$6.53

     The aggregate intrinsic value in the prior table is based on our closing stock price of $3.60 per share as of the last business day of the six months ended June 30, 2007, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the three months ended June 30, 2006 and 2007 was $0.5 million and $1.0 million, respectively. The total fair value of options to purchase common stock that vested during the six months ended June 30, 2006 and 2007 was $2.1 million and $1.8 million, respectively.
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
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Shares used in computing basic net loss per share	44,632	45,472	44,575	45,315
Dilutive effect of warrants and common stock equivalents	—	—	—	—

Shares used in computing diluted net loss per share	44,632	45,472	44,575	45,315

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
     For the three months ended June 30, 2007, outstanding options to purchase 6,275,531 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,109,084 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive. For the six months ended June 30, 2007, outstanding options to purchase 5,984,137 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,400,961 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive.
     During May 2007, an outstanding warrant to purchase up to 1,239,527 shares of our common stock at $2.97 per share was exercised on a cash-less basis. In accordance with the cashless exercise terms, the warrant was exchanged for 343,374 shares of our common stock based on the average closing bid price of our stock for the five days preceding the exercise.
4. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31, 2006	June 30, 2007
Purchased parts and materials	$612	$496
Finished goods	1,598	2,542

Total inventory	$2,210	$3,038

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

     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of June 30, 2007 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(3,704)	$1,296
Developed technology	2,600	(2,600)	—
Customer relationships	2,500	(2,380)	120
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(774)	1,796

Total other intangible assets	$12,770	$(9,558)	$3,212

     As of June 30, 2007, the weighted average amortization period for the above intangibles is 2.4 years.
     Estimated future amortization expense related to other intangible assets as of June 30, 2007 is as follows (in thousands):

Years ending December 31,
2007 (remaining 6 months)	932
2008	1,255
2009	514
2010	511

Total	$3,212

6. Product Warranties
     We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition if these warranties are eliminated. Estimated liabilities for product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Balance, beginning of period	$1,033	$663
Charged to operations	1,058	2,102
Deductions for costs incurred	(711)	(1,385)

Balance, end of period	$1,380	$1,380

7. Income Taxes
     We recorded an income tax benefit of $1.8 million and $0.1 million for the three months ended June 30, 2006 and 2007, respectively. Our effective income tax rate was 2.4% for the three months ended June 30, 2007 which differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     For the six months ended June 30, 2006 and 2007, we recorded an income tax benefit of $4.4 million and an income tax expense of $0.2 million, respectively. Our effective income tax rate of (2.1)% for the six months ended June 30, 2007 differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48 Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     We had cumulative unrecognized tax benefits of approximately $11.2 million as of January 1, 2007. The cumulative effects of adopting FIN 48 resulted in a decrease of $0.5 million to retained earnings and an increase in other long term liabilities of $0.5 million. Included in the balance of unrecognized tax benefits at January 1, 2007 are approximately $0.6 million of tax benefits that, if recognized, would affect the effective tax rate. At January 1, 2007 we also had approximately $10.6 million of unrecognized tax benefits that will have no impact on the effective tax rate due to the existence of a valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of January 1, 2007, the total amount of accrued income tax related interest and penalties included in the condensed consolidated balance sheet was less than $0.1 million. Accrued income tax related interest and penalties recognized during the three and six months ended June 30, 2007 was not significant. During the six months ended June 30, 2007, we reduced our unrecognized tax benefit and correspondingly reduced income tax expense by $0.1 million as a result of the expiration of a state tax statute of limitations. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ending June 30, 2007.
     Due to net operating losses and other tax attributes carried forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1994 through December 31, 2006. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 1999 through 2006.
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
     At June 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
     As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $122.4 million and $57.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we had federal tax credit carryforwards of $3.7 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.2 million began to expire in the tax year ending 2007. We also had state tax credit carryforwards of $3.9 million, of which $3.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million began to expire in the tax year ending 2007.
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
     As a result of our acquisition of Chaparral Network Storage, Inc., or Chaparral, a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
     We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.
8. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows (in thousands):

Foreign
Currency
Items
Balance, December 31, 2006	$(814)
Quarterly change	(604)

Balance, March 31, 2007	$(1,418)
Quarterly change	163

Balance, June 30, 2007	$(1,255)

9. Credit Facilities
     Effective July 1, 2007, we amended our credit agreement to extend our term for two years with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2009. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the prime rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2006 and June 30, 2007, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.
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
   New Longmont Research and Development Facility Lease
     On April 12, 2007, we entered into a lease contract with Circle Capital Longmont LLC, under which we will lease approximately 44,300 square feet of office and laboratory space located at 1351 South Sunset in Longmont, Colorado. We will use this office and laboratory space as our new research and development facility. The lease contract provides for a term of 65 months, tentatively commencing in August 2007 and ending December 2012. The lease contract provides for two renewal terms of 5 years each. Rental obligations will be payable on a monthly basis. Future minimum lease payments associated with this lease are as follows:

Year	Minimum Lease Payment
2007 (Remaining 6 months)	$—
2008	382,000
2009	393,000
2010	405,000
2011	417,000
2012	424,000

Total	$2,021,000

     In addition to our rental obligations, we will be responsible for certain costs and charges specified in the contract, including certain operating and utility expenses.
     The lease for our current research and development faculty located in Longmont, Colorado expired in accordance with the lease terms on July 31, 2007.

   Contingencies
   Crossroads Systems Litigation
     On October 27, 2003, we were served with a lawsuit filed by Crossroads in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. The patents involve the use of access controls in storage routers. The court has interpreted “storage routers” to include RAID controllers.
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settled the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend was expected to pay Crossroads an additional $7.15 million on our behalf. However, Infortrend withheld $1.43 million from that payment for the payment of Taiwan taxes. This withholding is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by licensed patents. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even if those perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
     In July 2006, Crossroads filed two lawsuits against us in the United States District Court for the Western District of Texas based on the alleged breach of the June 28, 2006 Settlement and License Agreement due to the withholding of the $1.43 million for Taiwanese taxes. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007, and the final settlement approval hearing is set for October 1, 2007. We expect the case to be dismissed following final approval of settlement.

   Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed our motion to dismiss on May 29, 2007 and expect it to be heard on August 27, 2007.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We expect to file a motion to dismiss the consolidated matters pursuant to the SLC’s directive in late August 2007. The outcome of these actions is uncertain, and no amounts have been accrued as of June 30, 2007.
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
     Information concerning revenue and gross profit by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
June 30, 2006:
Net revenue	$63,775	$1,649	$841	$66,265
Gross profit	$13,390	$255	$125	$13,770
June 30, 2007:
Net revenue	$54,665	$63	$1,471	$56,199
Gross profit	$6,197	$25	$702	$6,924

	SANnet	Legacy and
	Family	Other	Services	Total
Six months ended:
June 30, 2006:
Net revenue	$120,921	$2,288	$1,742	$124,951
Gross profit	$23,988	$317	$626	$24,931
June 30, 2007:
Net revenue	$106,613	$240	$2,787	$109,640
Gross profit	$12,392	$67	$1,139	$13,598

     Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
December 31, 2006	$195,332	$3,024	$3,295	$201,651
June 30, 2007	$184,684	$504	$1,561	$186,749
     Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net revenue:
United States	$62,945	$48,573	$117,964	$94,186
Europe	2,235	6,112	4,469	12,705
Asia	1,085	1,514	2,518	2,749

	$66,265	$56,199	$124,951	$109,640

Operating income (loss):
United States	$(8,980)	$(3,457)	$(17,704)	$(7,128)
Europe	(712)	(1,526)	(847)	(4,928)
Asia	(123)	(83)	(121)	12

	$(9,815)	$(5,066)	$(18,672)	$(12,044)

	As of	As of
	December 31, 2006	June 30, 2007
Assets:
United States	$192,539	$177,788
Europe	6,358	6,965
Asia	2,754	1,996

	$201,651	$186,749

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
13. Stock Option Expense related to Historical Grant Practices
     In response to recently reported industry issues around option pricing in July 2006, our Audit Committee, which is comprised of independent directors initiated a review of our historical stock option grant practices and related accounting dating back to our merger with Artecon, Inc. in 1999. As a result, we recognized $0.1 million of cost of goods sold and sales and marketing expenses for the three months ended June 30, 2006 associated with the errors identified by our Audit Committee’s review that was not recognized in prior periods. The expenses associated with the errors were not material in any of the prior periods during which the expenses should have been recognized nor was the cumulative adjustment material to the three or six months ended June 30, 2006. The $0.1 million stock option expense that was recognized for the three months ended June 30, 2006 was in addition to the $2.0 million share-based compensation cost resulting from adoption of SFAS No. 123(R) for the six months ended June 30, 2006.

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
Overview
     We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. Our products provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolution architecture provides high performance and large capacities for a broad variety of environments. Our SANnet ® products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
     Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. We have been shipping our products to Sun Microsystems, or Sun, for resale to Sun’s customers since October 2002 and continue to do so, having shipped over 138,000 units to date. We are developing products for Fujitsu Siemens, or Fujitsu, and Network Appliance, or NetApp. We began shipping products to Fujitsu in July 2006 and to NetApp in June 2007.
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
     In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC will supply Dot Hill with manufacturing, assembly and test services from its facilities in China, and SYNNEX will provide Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will help to expand our global capabilities and reduce our manufacturing costs. We began shipping products under the MiTAC and SYNNEX agreement in April 2007.

     We derive a portion of our revenue from services associated with the maintenance service we provide for our installed products. Earlier this year, we entered into an agreement with GAVS Information Services, LLC, or GAVS, to provide telephonic warranty and non-warranty support for customers for either our more mature SANnet product family or products designed under our new R/Evolution platform. We also entered into an agreement earlier in the year with Glasshouse Technologies INC, to become an authorized service provider of on-site support on a global basis for customers who purchase maintenance agreements for either our mature SANnet product family or products designed under our new R/Evolution platform.
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
     At June 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
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
     As of June 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was $7.1 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.
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
     Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.2	87.7	80.0	87.6

Gross profit	20.8	12.3	20.0	12.4

Operating expenses:
Sales and marketing	6.3	6.9	6.6	7.1
Research and development	18.3	8.5	17.5	9.9
General and administrative	6.0	5.9	8.1	6.4
Legal settlement	5.1	—	2.7	—

Total operating expenses	35.7	21.3	34.9	23.4
Operating loss	(14.8)	(9.0)	(14.9)	(11.0)
Other income, net	2.1	2.2	2.2	2.3
Income tax benefit	(2.7)	—	(3.5)	—

Net loss	(10.0)%	(6.7)%	(9.3)%	(8.9)%

(percentages may not aggregate due to rounding)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Revenue
     Net revenue decreased $10.1 million, or 15.2%, to $56.2 million for the three months ended June 30, 2007 from $66.3 million for the three months ended June 30, 2006. The decrease in net revenue was primarily attributable to decreased orders for our products from our largest OEM customer, Sun, which accounted for 65.4% of our net revenue for the three months ended June 30, 2007, as compared to 84.0% of our revenue for the three months ended June 30, 2006, that was partially offset by sales of our 2730 product, a new product introduced during the third quarter of 2006, and sales to another large OEM customer which began in June 2007. Fibre Channel units shipped were 2,217 for the three months ended June 30, 2007 compared to 2,867 units for the three months ended June 30, 2006. Small Computer Systems Interface, or SCSI, units shipped were 2,592 for the three months ended June 30, 2007 compared to 3,811 units for the three months ended June 30, 2006. Blade units shipped were 3,716 for the three months ended June 30, 2007 compared to 3,840 units for the three months ended June 30, 2006. SATA units shipped were 37 for the three months ended June 30, 2007 compared to 743 units for the three months ended June 30, 2006. We shipped 1,880 units of our 2730 product for the three months ended June 30, 2007 compared to none for the three months ended June 30, 2006. Non-Sun revenue was $19.5 million for the three months ended June 30, 2007 compared to $10.6 million for the three months ended June 30, 2006.
Cost of Goods Sold
     Cost of goods sold decreased $3.2 million, or 6.1%, to $49.3 million for the three months ended June 30, 2007 from $52.5 million for the three months ended June 30, 2006. As a percentage of net revenue, cost of goods sold increased to 87.7% for the three months ended June 30, 2007 from 79.2% for the three months ended June 30, 2006. The decrease in the dollar amount of cost of goods sold was primarily attributable to a decrease in net revenue. The increase in the cost of goods sold as a percentage of net revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to a change in the composition of product sales. The shift in product sales mix was due to a reduction in sales to our largest OEM customer that was partially offset by sales of our 2730 product, which is in early-production and currently shipping at depressed margins, and sales to another large OEM customer which began in June 2007. Cost of goods sold was further impacted by a $0.6 million increase in warranty expense primarily related to our 2730 product, a $0.3 million increase in inventory reserves primarily due to revaluing our inventory and $0.2 million of royalty payments related to the Crossroads agreement entered into in June 2006.
Gross Profit
     Gross profit decreased $6.9 million, or 50.0%, to $6.9 million for the three months ended June 30, 2007 from $13.8 million for the three months ended June 30, 2006. As a percentage of net revenue, gross profit decreased to 12.3% for the three months ended June 30, 2007 from 20.8% for the three months ended June 30, 2006. The decrease in the dollar amount of gross profit was primarily attributable to lower total sales. The decrease in gross profit as a percentage of net revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily attributable to a change in the composition of product sales. The shift in product sales mix was due to a reduction in sales to our largest OEM customer that was partially offset by sales of our 2730 product, which is in early-production and currently shipping at depressed margins and sales to another large OEM customer which began in June 2007 . Gross profit was further impacted by a $0.7 million increase in warranty reserves primarily related to our 2730 product, a $0.3 million increase in inventory reserves primarily due to revaluing our inventory and $0.2 million of royalty payments related to the Crossroads agreement entered into in June 2006.
Sales and Marketing Expenses
     Sales and marketing expenses decreased $0.2 million, or 4.9%, to $3.9 million for the three months ended June 30, 2007 from $4.1 million for the three months ended June 30, 2006. As a percentage of net revenue, sales and marketing expenses increased to 6.9% for the three months ended June 30, 2007 from 6.3% for the three months ended June 30, 2006. The decrease in the dollar amount of sales and marketing expenses was primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. The increase in sales and marketing expenses as a percentage of net revenue was primarily due to a decrease in revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. We expect sales and marketing expenses for the year ending December 31, 2007 to remain consistent with spending levels incurred during 2006.

Research and Development Expenses
     Research and development expenses decreased $7.3 million, or 60.3%, to $4.8 million for the three months ended June 30, 2007 from $12.1 million for the three months ended June 30, 2006. As a percentage of net revenue, research and development expenses decreased to 8.5% for the three months ended June 30, 2007 from 18.3% for the three months ended June 30, 2006. The decrease in research and development expenses was primarily due to a reduction of $6.1 million in investment in prototypes and project materials, reduction of $0.7 million in testing expenses and a reduction of $0.4 million in compensation related expenses. We expect research and development expenses for the year ending December 31, 2007 will continue to decrease from spending levels incurred during 2006 as much of our investment in prototypes and project materials for our new products has been completed.
General and Administrative Expenses
     General and administrative expenses decreased $0.7 million, or 17.5%, to $3.3 million for the three months ended June 30, 2007 from $4.0 million for the three months ended June 30, 2006. As a percentage of net revenue, general and administrative expenses decreased to 5.9% for the three months ended June 30, 2007 from 6.0% for the three months ended June 30, 2006. The decrease was primarily attributable to a $1.0 million reduction in legal expenses, offset by an increase of $0.3 million in consulting fees.
Legal Settlement Expense
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads Systems, Inc., or Crossroads, that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads $5.72 million on behalf of Dot Hill on July 17, 2006. $1.43 million was paid by Dot Hill for Taiwan taxes and is included in income tax expense on our statement of operations. Please refer to note 10 in the accompanying condensed consolidated financial statements.
Income Taxes
     We recorded an income tax benefit of $0.1 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006. Our effective income tax rate of 2.4% for the three months ended June 30, 2007 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes. For the three months ended June 30, 2006, we recorded a tax benefit of $1.8 million, reflecting an effective tax rate of 21.3%. Our effective tax rate for the three months ended June 30, 2006 differs from the U.S. federal statutory rate primarily due to our valuation allowance against deferred tax assets in foreign jurisdictions, state taxes and the impact of share-based compensation expense recognized under SFAS No. 123(R).
     At June 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
     As of December 31, 2006, we had federal and state net operating losses of approximately $122.4 million and $57.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we had federal tax credit carryforwards of $3.7 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.2 million began to expire in the tax year ending 2007. We also had state tax credit carryforwards of $3.9 million, of which $3.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million began to expire in the tax year ending 2007.
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

     As a result of our acquisition of Chaparral Network Storage, Inc., or Chaparral, a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
     We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Revenue
     Net revenue decreased $15.4 million, or 12.3%, to $109.6 million for the six months ended June 30, 2007 from $125.0 million for the six months ended June 30, 2006. The decrease in net revenue was primarily attributable to decreased orders for our products from our largest OEM customer, Sun, which accounted for 70.6% of our net revenue for the six months ended June 30, 2007, as compared to 86.0% of our revenue for the six months ended June 30, 2006, that was partially offset by sales of our 2730 product, a new product introduced during the third quarter of 2006, and sales to another large OEM customer which began in June 2007. Fibre Channel units shipped were 4,434 for the six months ended June 30, 2007 compared to 5,181 units for the six months ended June 30, 2006. SCSI units shipped were 5,440 for the six months ended June 30, 2007 compared to 7,076 units for the six months ended June 30, 2006. Blade units shipped were 6,459 for the six months ended June 30, 2007 compared to 5,798 units for the six months ended June 30, 2006. SATA units shipped were 170 for the six months ended June 30, 2007 compared to 1,417 units for the six months ended June 30, 2006. We shipped 2,920 units of our 2730 product for the six months ended June 30, 2007 compared to none for the six months ended June 30, 2006. Non-Sun revenue was $32.2 million for the six months ended June 30, 2007 compared to $17.7 million for the six months ended June 30, 2006.
Cost of Goods Sold
     Cost of goods sold decreased $4.0 million, or 4.0%, to $96.0 million for the six months ended June 30, 2007 from $100.0 million for the six months ended June 30, 2006. As a percentage of net revenue, cost of goods sold increased to 87.6% for the six months ended June 30, 2007 from 80.0% for the six months ended June 30, 2006. The decrease in the dollar amount of cost of goods sold was primarily attributable to a decrease in net revenue. The increase in cost of goods sold as a percentage of net revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to a change in the composition of product sales. The shift in product sales mix was due to a reduction in sales to our largest OEM customer that was offset by sales of our 2730 product, which is in early-production and currently shipping at depressed margins, and sales to another large OEM customer which began in June 2007. Cost of goods sold was further impacted by a $1.0 million increase in warranty expense primarily related to our 2730 product, a $0.6 million increase in inventory reserves primarily associated with end of life products, a $0.4 million increase in inventory scrap, a $0.4 million of royalty payments related to the Crossroads agreement entered into in June 2006 and $0.3 million of costs incurred in support of the transition of certain manufacturing services to MiTAC.
Gross Profit
     Gross profit decreased $11.3 million, or 45.4%, to $13.6 million for the six months ended June 30, 2007 from $24.9 million for the six months ended June 30, 2006. As a percentage of net revenue, gross profit decreased to 12.4% for the six months ended June 30, 2007 from 20.0% for the six months ended June 30, 2006. The decrease in the dollar amount of gross profit for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to a change in the composition of product sales. The shift in product sales was due to a reduction in sales to our largest OEM customer that was offset by sales of our 2730 product, which is in early-production and currently shipping at depressed margins, and sales to another large OEM customer which began in June 2007. Cost of goods sold was further impacted by a $1.1 million increase in warranty reserves primarily related to our 2730 product, a $0.6 million increase in inventory reserves primarily associated with end of life products, a $0.4 million increase in inventory scrap, a $0.4 million of royalty payments related to the Crossroads agreement entered into in June 2006 and $0.3 million of costs incurred in support of the transition of certain manufacturing services to MiTAC.
Sales and Marketing Expenses
     Sales and marketing expenses decreased $0.5 million, or 6.0%, to $7.8 million for the six months ended June 30, 2007 from $8.3 million for the six months ended June 30, 2006. As a percentage of net revenue, sales and marketing expenses increased to 7.1% for the six months ended June 30, 2007 from 6.6% for the six months ended June 30, 2006. The decrease in the dollar amount sales and marketing expenses was primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. The increase in sales and marketing expenses as a percentage of net revenue was primarily due to a decrease in revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. We expect sales and marketing expenses for the year ending December 31, 2007 to remain consistent with spending levels incurred during 2006.
Research and Development Expenses
     Research and development expenses decreased $10.9 million, or 50.0%, to $10.9 million for the six months ended June 30, 2007 from $21.8 million for the six months ended June 30, 2006. As a percentage of net revenue, research and development expenses decreased to 9.9% for the six months ended June 30, 2007 from 17.5% for the six months ended June 30, 2006. The decrease in research and development expenses was primarily due to a reduction of $9.1 million in investment in prototypes and project materials, reduction of a $0.8 million in testing expenses and a reduction of $0.7 million in compensation related expenses for new products that were introduced and products currently under development for our OEM customers. We expect research and development expenses for the year ending December 31, 2007 will continue to decrease from spending levels incurred during 2006 as much of our investment in prototypes and project materials for our new products has been completed.
General and Administrative Expenses
     General and administrative expenses decreased $3.1 million, or 30.7%, to $7.0 million for the six months ended June 30, 2007 from $10.1 million for the six months ended June 30, 2006. As a percentage of net revenue, general and administrative expenses decreased to 6.4% for the six months ended June 30, 2007 from 8.1% for the six months ended June 30, 2006. The decrease was primarily attributable to a $1.3 million expense associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement which occurred during the six months ended June 30, 2006, a $1.0 million decrease in legal expenses, a $0.5 million decrease in share-based compensation expense, $0.3 million decrease in compensation related costs and other related general and administrative expenses due to a reduction in headcount at our subsidiary in Japan.
Legal Settlement Expense
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads $5.72 million on behalf of Dot Hill on July 17, 2006. $1.43 million was paid by Dot Hill for Taiwan taxes and is included in income tax expense on our statement of operations. Please refer to note 10 in the accompanying condensed consolidated financial statements.
Income Taxes
     We recorded an income tax expense of $0.2 million for the six months ended June 30, 2007 compared to an income tax benefit of $4.4 million for the six months ended June 30, 2006. Our effective income tax rate of (2.1)% for the six months ended June 30, 2007 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes. For the six months ended June 30, 2006, we recorded a tax benefit of $4.4 million, reflecting an effective tax rate of 27.3%. Our effective tax rate for the six months ended June 30, 2006 differs from the U.S. federal statutory rate primarily due to our valuation allowance against deferred tax assets in foreign jurisdictions, state taxes and the impact of share-based compensation expense recognized under SFAS No. 123(R). At June 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
     At June 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
     As of December 31, 2006, we had federal and state net operating losses of approximately $122.4 million and $57.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we had federal tax credit carryforwards of $3.7 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.2 million began to expire in the tax year ending 2007. We also had state tax credit carryforwards of $3.9 million, of which $3.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million began to expire in the tax year ending 2007.

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
     As a result of our acquisition of Chaparral Network Storage, Inc., or Chaparral, a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.
     We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.
Liquidity and Capital Resources
     As of June 30, 2007, we had $88.4 million of cash and cash equivalents and $95.9 million of working capital.
     For the six months ended June 30, 2007, cash used in operating activities was $10.0 million compared to cash used in operating activities of $10.5 million for the six months ended June 30, 2006. The net cash used in operating activities in 2007 is primarily attributable to the net loss of $10.0 million offset by depreciation and amortization of $3.4 million, share-based compensation expense of $1.0 million and loss on disposition of property and equipment of $0.2 million. Cash flow from operations reflects the positive impact of $2.2 million related to a decrease in accounts receivable due to the timing of cash receipts and a $0.7 million decrease in prepaid and other assets. Cash provided from operations was negatively impacted by a $3.8 million reduction in accounts payable, a $3.0 million decrease in accrued compensation and expenses, a $0.8 million increase in inventory and a $0.1 increase in other long term liabilities.
     Cash used in investing activities for the six months ended June 30, 2007 was a negative $1.9 million compared to $5.7 million for the same period in 2006. The cash used in the six months ended June 30, 2007 was attributable to purchases of property and equipment.
     Cash provided by financing activities for the six months ended June 30, 2007 was $0.6 million compared to cash provided by financing activities of $1.3 million for the same period in 2006. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.1 million, and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.5 million.
     We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next 12 months and to enable us to pursue acquisitions or capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, our ability to manage our relationships with third party manufacturers, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations.
     On April 12, 2007, we entered into a lease contract with Circle Capital Longmont LLC, under which we lease approximately 44,300 square feet of office and laboratory space located at 1351 South Sunset in Longmont, Colorado. We use this office and laboratory space as our new research and development facility. The lease contract provides for a term of 65 months, commencing in August 2007 and ending December 2012. Our operating lease commitments will increase by $0.4 million per year for each of the years ended December 31, 2008 through 2012.
     The lease for our previous research and development faculty located in Longmont, Colorado expired in accordance with the lease terms on July 31, 2007.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Risk
     Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields subject to other investment objectives and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, United States government/agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We do not expect to incur any material losses with respect to our investment portfolio.
     The following table provides information about our investment portfolio at December 31, 2006 and June 30, 2007. For investment securities, the table presents carrying values at December 31, 2006 and June 30, 2007 and, as applicable, related weighted average interest rates by expected maturity dates.

	December 31, 2006	June 30, 2007
	(amounts in thousands)
Cash equivalents	$95,845	$85,433
Average interest rate	5.3%	5.3%
     We have a line of credit agreement, which accrues interest on any outstanding balances at a variable rate. As of June 30, 2007, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2007. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Crossroads Systems Litigation
     On October 27, 2003, we were served with a lawsuit filed by Crossroads in the United States District Court in Austin, Texas, alleging that our products infringe two United States patents assigned to Crossroads, Patent Numbers 5,941,972 and 6,425,035. The patents involve the use of access controls in storage routers. The court has interpreted “storage routers” to include RAID controllers.
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settled the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement Between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend was expected to pay Crossroads an additional $7.15 million on our behalf. However, Infortrend withheld $1.43 million from that payment for the payment of Taiwan taxes. This withholding is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by licensed patents. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even if those perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
     In July, 2006, Crossroads filed two lawsuits against us in the United States District Court for the Western District of Texas based on the alleged breach of the June 28, 2006 Settlement and License Agreement due to the withholding of the $1.43 million for Taiwanese taxes. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. Therefore, on October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads the $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007, and the final settlement approval hearing is set for October 1, 2007. We expect the case to be dismissed following final approval of settlement.
Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed our motion to dismiss on May 29, 2007 and expect it to be heard on August 27, 2007.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We expect to file a motion to dismiss the consolidated matters pursuant to the SLC’s directive in late August 2007. The outcome of these actions is uncertain, and no amounts have been accrued as of June 30, 2007.
Other Litigation
     We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.
Item 1A. Risk Factors
     The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and subsequent filings with the SEC. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.
     Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 82% and 71% of our net revenue for the year ended December 31, 2006 and six months ended June 30, 2007, respectively. If our relationships with Sun, NetApp, Fujitsu or certain other OEM customers of ours were disrupted, we would lose a significant portion, if not substantially all, of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetApp, Fujitsu or other OEM customers will expand or not otherwise be disrupted. Factors that could influence our relationship with our significant OEM customers, including Sun, NetApp and Fujitsu include:
•	our ability to maintain our products at prices that are competitive with those of other storage system suppliers;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our OEM customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our OEM customers;

•	our ability to continue to develop and launch new products that meet our OEM customers needs and requirements with respect to cost, timeliness, features, performance and other factors; and

•	the ability of Sun, NetApp, Fujitsu or our other OEM customers to effectively launch, ramp, ship, sell and market their own products based on our products.
Our contracts with our OEM customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these major customers will not be terminated or will generate significant sales.
     None of our contracts with our existing customers, including Sun, NetApp and Fujitsu, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time. Further, we do not expect that future contracts with customers, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower revenue. For example, we cannot be certain that our sales to Sun will continue at historical levels. In fact, sales to Sun have decreased recently compared to earlier levels. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our OEM customers may sell the products of our competitors. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our revenues to decline substantially, and our business and results of operations could be significantly harmed.
We may continue to experience losses in the future, and may require additional capital.
     For the six months ended June 30, 2007, we incurred a net loss of $10.0 million. We expect to incur a loss for the year ended December 31, 2007, primarily as a result of high new product production costs pending transition of our supply chain to a lower cost contract manufacturer and continued investment in research and development. We may be able to mitigate these losses as we transition manufacturing of our 2730 products to a hard-tooled environment, change the mix of product sales and continue to focus on internal cost controls. However, we cannot assure you that we will be profitable in any future period or that these attempts at mitigation will be successful.
     Our available cash and cash equivalents as of June 30, 2007 totaled $88.4 million. We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events may require us to raise additional funds. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:
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
     Our decision to enter into a manufacturing agreement with MiTAC and SYNNEX was partly based upon our belief that we can achieve lower manufacturing and product transformation costs. As this is a new relationship for both companies, we will need to establish new processes, tooling and manufacturing infrastructure. Consequently, there could be a delay in migrating production to MiTAC and SYNNEX which could negatively impact expected gross margins. We could also have surplus raw materials or finished goods at Solectron which could result in writedowns or lower margins. In addition, if we experience any product quality or manufacturing capacity issues, we could impact revenues from customers as well as their satisfaction with our products.
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
     Pricing pressures exist in the data storage market and have harmed and may, in the future, continue to harm our net revenues, gross margin and operating results. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks and RAID controllers. Decreases in component prices are typically passed on to customers by storage companies through a continuing decrease in the price of storage hardware systems. In addition, because we expect to continue to make most of our sales to a small number of customers, we are subject to continued pricing pressures from our customers, particularly our OEM customers.

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
     Our revenues in any quarter are substantially dependent upon customer orders in that quarter. We attempt to project future orders based in part on estimates from our OEM customers. For this purpose, arrangements with OEM customers will usually include the estimated future volume requirements of that customer. Our OEM customers’ estimated requirements are not always accurate and we therefore cannot predict our quarterly revenues with any degree of certainty. Moreover, we cannot predict or control our customers’ product launch dates, volume ramps and other factors that may result in substantial fluctuations on a quarterly or annual basis. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. It is likely that NetApp’s sales as well as sales of our other new OEM customers will fluctuate on a quarterly or seasonal basis as well, and these fluctuations will affect our financial results. Due to the infancy of the NetApp relationship, we cannot be certain of what affect these fluctuations will have on our quarterly results, if any.
     Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance (in millions).

Quarter	Net Revenue	Net Income (Loss)
First Quarter 2003	$30.5	$(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)
Fourth Quarter 2006	59.4	(9.1)
First Quarter 2007	53.4	(6.0)
Second Quarter 2007	56.2	(3.7)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to establishing valuation allowance of $47.1 million.
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
     Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:
.	the size, timing, cancellation or rescheduling of significant customer orders;

•	our ability to reduce product costs and improve operating margins;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	product configuration, mix and quality issues;

•	changes in pricing by us or our competitors;

•	the cost of litigation and settlements involving intellectual property and other matters;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	hardware component costs and availability, particularly with respect to hardware components obtained from sole-source providers and major component suppliers such as disk drives, memory and legacy RAID controllers;

•	our success in creating brand awareness and in expanding our sales and marketing programs;

•	the level of competition;

•	our ability to win business with new customers;

•	potential reductions in inventories held by customers;

•	slowing sales of the products of our customers;

•	technological changes in the open systems storage market;

•	levels of expenditures on research, engineering and product development;

•	levels of expenditures in our manufacturing and support organization and our ability to manage variances in component costs and inventory levels of components held by our manufacturing partners;

•	the quality of products being manufactured by Solectron, MiTAC and SYNNEX;

•	changes in our business strategies;

•	personnel changes; and

•	general economic trends and other factors.
Our sales cycle varies substantially and future net revenue in any period may be lower than our historical revenues or forecasts.
     Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from six to 36 months. This is particularly true during times of economic slowdown, for sales to OEM customers and for the sale and installation of complex solutions. We have shifted our business strategy to focus primarily on OEM customers, with whom sales cycles are generally lengthier and less certain than direct sales to end-users, or sales through VARs.

     Additional factors that may extend our sales cycle, particularly orders for new products, include:
•	the amount of time needed for technical evaluations by customers;

•	customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;

•	customers’ internal review and testing procedures;

•	engineering work necessary to integrate a storage solution with a customer’s system;

•	the complexity of technical challenges that need to be overcome during the development process; and

•	meeting unique customer specifications and requirements.
     Our net revenue is difficult for us to predict since it is directly affected by the timing of large orders, the closing of lengthy sales cycles and the launch of our products as part of our customers’ product lines. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net sales for a quarter during the last month of that quarter. We may also expect a customer to launch its sale of our products on a certain date, but later learn that the customer has delayed the launch of the product. Our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. We cannot assure you that our sales will not decline in future periods.
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
     We rely on third parties to manufacture substantially all of our products. If our agreements with Solectron, MiTAC or SYNNEX are terminated, or if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. In addition, Flextronics International Ltd., or Flextronics, recently announced that it has entered into a definitive agreement to acquire Solectron, and the acquisition is expected to close by the end of calendar year 2007. In the event Flextronics successfully acquires Solectron, there is no assurance that the combined company will not terminate, or otherwise seek to modify the terms of, our agreement with Solectron, and any such termination or modification may also require us to establish and qualify alternative manufacturing for our products. Any such transition would also require a significant amount of our management’s attention. Under our OEM agreements with Sun and NetApp, Sun and NetApp have the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet the engineering, qualification and logistics requirements of both Sun and NetApp. If our agreements with Solectron, MiTAC or SYNNEX terminate, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our OEM customers and that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.
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
     We also expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. Consolidation among our competitors, suppliers and customers, or the establishment of cooperative relationships among them, may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers.
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
     In addition, third parties may assert infringement claims against us, which would require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business. For example, in 2003, Crossroads filed a lawsuit against us alleging that our products infringe two United States patents assigned to Crossroads. In 2006, we entered into a Settlement and License Agreement with Crossroads that settled the lawsuit and licenses to us the family of patents from which it stemmed. We incurred significant legal expenses in connection with these matters. Other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.

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
     In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.
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
     As of June 30, 2007, our executive officers, directors and their affiliates beneficially owned approximately 9.8% of our outstanding shares of common stock. These individuals may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.
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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2007 there were outstanding warrants to purchase 456,554 shares of our common stock. The warrants have exercise prices ranging from $3.25 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.
Our stock price may be highly volatile and could decline substantially and unexpectedly, which has resulted in litigation and may result in additional claims filed against us in the future.
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
     It is often the case that securities class action litigation is brought against a company following periods of volatility in the market price of its securities. For example, in late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints seek damages based on alleged violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004. In addition, four complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Securities litigation could result in the expenditure of substantial funds, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 25, 2007. Out of 45,236,262 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 40,264,249 shares. At the 2007 Annual Meeting, our stockholders approved the following matters:
     Proposal 1. The election of the following directors to serve until our 2010 Annual Meeting of Stockholders. The vote for the nominated directors was as follows:

Director’s Name	Votes For	Votes Withheld
ChKimberly Alexy	39,353,676	910,573

ChJoseph Markee	39,354,271	909,978
     Dana W. Kammersgard and W.R. Sauey will continue as directors until our 2008 Annual Meeting of Stockholders and Roderick M. Sherwood, III and Charles Christ will continue as directors until our 2009 Annual Meeting of Stockholders.
     Proposal 2. Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2007. 39,724,499 votes were cast for, 522,568 votes were cast against, 17,181 votes were abstained and there were no broker non-votes.

Item 6. Exhibits
     The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Bylaws of Dot Hill Systems Corp. (1)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Bylaws of Dot Hill Systems Corp. (1)

4.3	Form of Common Stock Certificate. (2)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (3)

4.5	Form of Rights Certificate. (3)

10.1	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007. (4)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: August 9, 2007
	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)