Form 10-Q
period 2007-09-30
DOT HILL SYSTEMS CORP
filed 2007-11-09
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 45,783,269 shares of common stock, $0.001 par value, outstanding as of November 2, 2007.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended September 30, 2007
INDEX

Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-December 31, 2006 and September 30, 2007
Condensed Consolidated Statements of Operations and Comprehensive Loss-Three Months Ended September 30, 2006 and 2007 and Nine Months Ended September 30, 2006 and 2007
Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2006 and 2007
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	December 31,	September 30,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$99,663	$84,738
Short-term investments	—	5,471
Accounts receivable, net of allowance of $629 and $411	39,758	29,185
Inventories	2,210	4,882
Prepaid expenses and other	5,039	4,622

Total current assets	146,670	128,898
Property and equipment, net	9,738	10,322
Goodwill	40,725	40,725
Other intangible assets, net	4,382	2,686
Other assets	136	275

Total assets	$201,651	$182,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,099	$24,524
Accrued compensation	3,231	3,534
Accrued expenses	8,652	5,754
Deferred revenue	521	1,384
Income taxes payable	226	217

Total current liabilities	43,729	35,413
Long term deferred revenue	—	1,786
Other long-term liabilities	2,010	2,997

Total liabilities	45,739	40,196

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 45,009 and 45,781 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	45	46
Additional paid-in capital	290,705	293,480
Accumulated other comprehensive loss	(814)	(2,508)
Accumulated deficit	(134,024)	(148,308)

Total stockholders’ equity	155,912	142,710

Total liabilities and stockholders’ equity	$201,651	$182,906

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
NET REVENUE	$54,846	$45,691	$179,797	$155,331
COST OF GOODS SOLD	47,813	39,166	147,833	135,208

GROSS PROFIT	7,033	6,525	31,964	20,123

OPERATING EXPENSES:
Sales and marketing	3,607	3,677	11,904	11,456
Research and development	8,221	5,746	30,053	16,617
General and administrative	4,181	2,424	14,305	9,416
Legal settlement	45	—	3,395	—

Total operating expenses	16,054	11,847	59,657	37,489

OPERATING LOSS	(9,021)	(5,322)	(27,693)	(17,366)

OTHER INCOME:
Interest income, net	1,403	1,255	4,115	3,794

LOSS BEFORE INCOME TAXES	(7,618)	(4,067)	(23,578)	(13,572)
INCOME TAX EXPENSE	52,468	56	48,109	255

NET LOSS	$(60,086)	$(4,123)	$(71,687)	$(13,827)

NET LOSS PER SHARE:
Basic	$(1.34)	$(0.09)	$(1.60)	$(0.30)

Diluted	$(1.34)	$(0.09)	$(1.60)	$(0.30)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic	44,880	45,717	44,678	45,451

Diluted	44,880	45,717	44,678	45,451

COMPREHENSIVE LOSS:
Net loss	$(60,086)	$(4,123)	$(71,687)	$(13,827)
Foreign currency translation adjustments	(27)	(1,251)	(227)	(1,692)
Net unrealized gain (loss) on short-term investments	4	(2)	39	(2)

Comprehensive loss	$(60,109)	$(5,376)	$(71,875)	$(15,521)

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
Cash Flows From Operating Activities:
Net loss	$(71,687)	$(13,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,405	5,031
Loss on disposal of property and equipment	75	213
Provision for doubtful accounts	246	(45)
Stock-based compensation expense	2,718	1,647
Deferred taxes	47,141	—
Changes in operating assets and liabilities:
Accounts receivable	(2,007)	10,887
Inventories	457	(2,646)
Prepaid expenses and other assets	138	332
Accounts payable	2,292	(9,076)
Accrued compensation and expenses	1,787	(2,644)
Legal settlement payable	1,475	—
Deferred revenue	(989)	783
Income taxes payable	(46)	11
Restructuring accrual	(45)	—
Long term deferred revenue	—	1,786
Other long-term liabilities	1,152	551

Net cash used in operating activities	(11,888)	(6,997)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,998)	(3,776)
Sales and maturities of short-term investments	22,575	—
Purchases of short-term investments	(10,337)	(5,425)

Net cash provided by (used in) investing activities	8,240	(9,201)

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	1,055	967
Proceeds from exercise of stock options and warrants	777	163

Net cash provided by financing activities	1,832	1,130

Effect of Exchange Rate Changes on Cash	219	143

Net Decrease in Cash and Cash Equivalents	(1,597)	(14,925)
Cash and Cash Equivalents, beginning of period	108,803	99,663

Cash and Cash Equivalents, end of period	$107,206	$84,738

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$1,482	$217

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in progress costs incurred but not paid	$1,464	$768

See accompanying notes to condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue is recognized for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and significantly greater response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Since professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.
     We primarily sell our products to original equipment manufacturers, or OEM’s. Certain of these OEM’s accounted for a significant amount of our net revenues. For the three months ended September 30, 2006 and 2007, Sun accounted for approximately 81% and 58%, respectively, of our net revenues. For the nine months ended September 30, 2006 and 2007, Sun accounted for approximately 85% and 67%, respectively, of our net revenues. For the three and nine months ended September 30, 2007, NetApp accounted for approximately 16% and 8%, respectively, of our net revenues, respectively. Net revenues to NetApp were not significant in 2006.
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
     SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007.

     As of September 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was $7.2 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2007 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Cost of goods sold	$81	$86	$221	$256
Sales and marketing	66	116	210	341
Research and development	188	230	493	597
General and administrative	322	238	1,700	453

Share-based compensation expense before taxes	657	670	2,624	1,647
Related deferred income tax benefits	—	—	—	—

Share-based compensation expense, net of income taxes	$657	$670	$2,624	$1,647

Net share-based compensation expense per basic and diluted common share	$0.01	$0.01	$0.06	$0.04

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Share-based compensation expense is derived from:
Stock options	$575	$549	$2,325	$1,340
2000 ESPP	82	121	299	307

Share-based compensation expense before taxes	$657	$670	$2,624	$1,647

     Share-based compensation expense recognized during the three and nine months ended September 30, 2007 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123, Accounting for Stock-based Compensation, for the periods prior to 2006, we accounted for forfeitures as they occurred. We recognized $0.7 million in share-based compensation expense for the three months ended September 30, 2006 and $2.6 million in share-based compensation expense resulting from adoption of SFAS No. 123(R) for the nine months ended September 30, 2006. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of September 30, 2007 has been adjusted for estimated forfeitures.
     To estimate compensation expense under SFAS No. 123(R) for the nine months ended September 30, 2006 and 2007, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Risk-free interest rate	4.90%	4.50%	5.00%	4.75%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	68%	68%	68%
Expected life	5.5 years	5.2 years	0.5 years	0.5 years
     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.

Stock Incentive Plans
     2000 EIP. During 2006 and 2007, we primarily granted options to purchase common stock to our employees under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of September 30, 2007, options to purchase 6,282,528 shares of common stock were outstanding under the 2000 EIP and the options to purchase 870,721 shares of common stock remained available for grant under the 2000 EIP.
     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of September 30, 2007, options to purchase 500,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 413,124 shares of common stock remained available for grant under the 2000 NEDSOP.
     2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 289,073 and 361,806 shares issued for the 2000 ESPP periods that ended during the nine months ended September 30, 2006 and 2007, respectively.
     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at December 31, 2006	5,435,930	$6.12
Granted	1,786,696	3.42
Exercised	(66,344)	2.44
Forfeited	(96,081)	4.31
Expired	(275,670)	8.67

Outstanding at September 30, 2007	6,784,531	$5.36	7.39	$512
Vested and expected to vest at September 30, 2007	6,167,607	$5.50	7.22	$512
Exercisable at September 30, 2007	3,754,016	$6.39	6.08	$512
     As of September 30, 2006, approximately 3,359,494 options were exercisable at a weighted average exercise price of $6.81.
     The weighted average grant-date fair values of options granted during the three months ended September 30, 2006 and 2007 were $1.97 per share and $1.79 per share, respectively.
     The weighted average grant-date fair values of options granted during the nine months ended September 30, 2006 and 2007 were $3.30 per share and $2.07 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $0.2 million and $0.1 million, respectively.
     During the nine months ended September 30, 2007, financing cash generated from share-based compensation arrangements amounted to $0.2 million for the purchase of shares upon exercise of options and $1.0 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.

     During the first quarter of 2007, we granted performance-based stock options to certain executives, the vesting of which is tied to the achievement of financial and non-financial objectives during 2007. As of September 30, 2007, we estimated that the company will not achieve its 2007 financial goals, as such, we have recognized no stock based compensation expense in relation to these performance based stock options for the nine months ended September 30, 2007.
     The total fair value of options to purchase common stock that vested during the three months ended September 30, 2006 and 2007 was $0.3 million and $0.6 million, respectively. The total fair value of options to purchase common stock that vested during the nine months ended September 30, 2006 and 2007 was $2.4 million and $2.3 million, respectively.
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
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Shares used in computing basic net loss per share	44,880	45,717	44,678	45,451
Dilutive effect of warrants and common stock equivalents	—	—	—	—

Shares used in computing diluted net loss per share	44,880	45,717	44,678	45,451

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
     For the three months ended September 30, 2007, outstanding options to purchase 6,559,539 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 456,554 shares of common stock at prices ranging from $3.25 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive. For the nine months ended September 30, 2007, outstanding options to purchase 6,191,525 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and outstanding warrants to purchase 1,082,699 shares of common stock at prices ranging from $2.97 to $4.50 were not included in the calculation of diluted loss per share because their effect was antidilutive.
     During May 2007, an outstanding warrant to purchase up to 1,239,527 shares of our common stock at $2.97 per share was exercised on a cashless basis. In accordance with the cashless exercise terms, the warrant was exchanged for 343,374 shares of our common stock based on the average closing bid price of our stock for the five days preceding the exercise.
4. Short-Term Investments
     We account for and report investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our investments are classified as available-for-sale and stated at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive loss.
     The following table summarizes our short-term investments as of September 30, 2007 (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Corporate Debt	$5,425	$46	$5,471

     The unrealized gains on short-term investments included $48 thousand in accreted income offset by $2 thousand in unrealized loss due to market fluctuation.
     For the three and nine months ending September 30, 2007 we did not recognize any gross realized gains on sale of investments.
     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The cost and fair value of short-term investments at September 30, 2007 by contractual maturity are show below (in thousands).

		Unrealized
	Cost	Gains	Fair Value
Due in one year or less	$5,425	$46	$5,471
Due after one year through five years	—	—	—

Total	$5,425	$46	$5,471

5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31,	September 30,
	2006	2007
Purchased parts and materials	$612	$658
Work in process	—	17
Finished goods	1,598	4,207

Total inventory	$2,210	$4,882

6. Goodwill and Other Intangible Assets
     Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our identified intangible assets are considered to have finite lives and are being amortized in accordance with this statement. The Company performed an impairment analysis of goodwill as of September 30, 2007, as a result of impairment indicators arising during the quarter the ended. Based on an independent valuation report and other information, management concluded that there was no impairment of such assets as of September 30, 2007.
     Intangible assets that are subject to amortization under SFAS No. 142 consist of the following as of September 30, 2007 (in thousands):

		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(3,982)	$1,018
Developed technology	2,600	(2,600)	—
Customer relationships	2,500	(2,500)	—
Backlog	100	(100)	—
Licensed Patent Portfolio	2,570	(902)	1,668

Total other intangible assets	$12,770	$(10,084)	$2,686

     As of September 30, 2007, the weighted average amortization period for the above intangibles is 2.4 years.

     Estimated future amortization expense related to other intangible assets as of September 30, 2007 is as follows (in thousands):

Years ending December 31,
2007 (remaining 3 months)	406
2008	1,255
2009	514
2010	511

Total	$2,686

7. Product Warranties
     We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition if these warranties are eliminated. Estimated liabilities for product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Balance, beginning of period	$1,380	$663
Charged to operations	623	2,725
Deductions for costs incurred	(719)	(2,104)

Balance, end of period	$1,284	$1,284

8. Income Taxes
     We recorded income tax expense of $52.5 million and less than $0.1 million for the three months ended September 30, 2006 and 2007, respectively. Our effective income tax rate was (1.4%) for the three months ended September 30, 2007 which differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     For the nine months ended September 30, 2006 and 2007, we recorded income tax expense of $48.1 million and $0.3 million, respectively. Our effective income tax rate of (1.9%) for the nine months ended September 30, 2007 differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48 Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     We had cumulative unrecognized tax benefits of approximately $11.2 million as of January 1, 2007. The cumulative effects of adopting FIN 48 resulted in an increase of $0.5 million to accumulated deficit and an increase in other long term liabilities of $0.5 million. Included in the balance of unrecognized tax benefits at January 1, 2007 are approximately $0.6 million of tax benefits that, if recognized, would affect the effective tax rate. At January 1, 2007 we also had approximately $10.6 million of unrecognized tax benefits that will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of January 1, 2007, the total amount of accrued income tax related interest and penalties included in the condensed consolidated balance sheet was less than $0.1 million. Accrued income tax related interest and penalties recognized during the three and nine months ended September 30, 2007 was not significant. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ending September 30, 2007.
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
     At September 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
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
9. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign	Short Term
	Currency	Investments
	Items	Items	Total
Balance, December 31, 2006	$(814)	$—	$(814)
Quarterly change	(604)	—	(604)

Balance, March 31, 2007	(1,418)	—	(1,418)
Quarterly change	163	—	163

Balance, June 30, 2007	(1,255)	—	(1,255)
Quarterly change	(1,251)	(2)	(1,253)

Balance, September 30, 2007	$(2,506)	$(2)	$(2,508)

10. Credit Facilities
     Effective July 1, 2007, we amended our credit agreement to extend our term for two years with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2009. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the prime rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2006 and September 30, 2007, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.

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

Year	Minimum Lease Payment
2007 (Remaining 3 months)	$—
2008	382,000
2009	393,000
2010	405,000
2011	417,000
2012	424,000

Total	$2,021,000

     In addition to our rental obligations, we will be responsible for certain costs and charges specified in the contract, including certain operating and utility expenses.
     The lease for our current research and development facility located in Longmont, Colorado expired in accordance with the lease terms on July 31, 2007.
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
     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007. At the final settlement approval hearing on October 1, 2007, the court approved the final settlement, pending non-material changes to the terms of the settlement agreement. We expect the final settlement order to issue shortly.
Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed our motion to dismiss on May 29, 2007 and are still waiting for a ruling from the judge.

     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We expect to file a motion to dismiss the consolidated matters pursuant to the SLC’s directive in the next few months. The outcome of these actions is uncertain, and no amounts have been accrued as of September 30, 2007.
     In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks $500,000 in damages, as well as attorneys fees and costs. On November 1, 2007, we demurred to dismiss the complaint. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2007.
     The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The result of legal proceedings are inherently uncertain and material adverse outcomes are possible. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceedings could require Dot Hill to incur substantial settlement payments and costs.
Other Litigation
     We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.
12. Segments Information
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

     Information concerning revenue and gross profit by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
September 30, 2006:
Net revenue	$53,473	$513	$860	$54,846
Gross profit	$6,389	$49	$595	$7,033
September 30, 2007:
Net revenue	$42,953	$528	$2,210	$45,691
Gross profit	$4,998	$129	$1,398	$6,525

	SANnet	Legacy and
	Family	Other	Services	Total
Nine months ended:
September 30, 2006:
Net revenue	$174,394	$2,801	$2,602	$179,797
Gross profit	$30,377	$366	$1,221	$31,964
September 30, 2007:
Net revenue	$149,566	$768	$4,997	$155,331
Gross profit	$17,390	$196	$2,537	$20,123
     Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
December 31, 2006	$195,332	$3,024	$3,295	$201,651
September 30, 2007	$180,274	$532	$2,100	$182,906
13. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our financial condition and results of operations.
14. Stock Option Expense related to Historical Grant Practices
     In response to recently reported industry issues around option pricing in July 2006, our Audit Committee, which is comprised of independent directors initiated a review of our historical stock option grant practices and related accounting dating back to our merger with Artecon, Inc. in 1999. As a result, we recognized $0.1 million of cost of goods sold and sales and marketing expenses for the three months ended September 30, 2006 associated with the errors identified by our Audit Committee’s review that was not recognized in prior periods. The expenses associated with the errors were not material in any of the prior periods during which the expenses should have been recognized nor was the cumulative adjustment material to the three or nine months ended September 30, 2006.

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
     Our products and services are sold worldwide to end-users primarily through our channel partners, including original equipment manufacturers, or OEMs, systems integrators, or SIs, and value added resellers, or VARs. We have been shipping our products to Sun Microsystems, or Sun, for resale to Sun’s customers since October 2002 and continue to do so, having shipped over 143,000 units to date. We have developed products for Fujitsu Siemens and Network Appliance, or NetApp. We began shipping products to Fujitsu Siemens in July 2006 and to NetApp in June 2007.
     In February 2004, we acquired all the outstanding shares of Chaparral Network Storage, Inc., or Chaparral, a privately held storage system provider. This acquisition provided us with a core of redundant array of independent disks, or RAID, hardware and software technology and a team of hardware and software professionals located in Longmont, Colorado.
     As part of our focus on indirect sales channels, we have historically outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron. Our agreement with Solectron allowed us to reduce sales cycle times and our manufacturing infrastructure, enhance working capital and improve margins by taking advantage of Solectron’s manufacturing and procurement economies of scale.
     In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC is supplying Dot Hill with manufacturing, assembly and test services from its facilities in China, and SYNNEX is providing Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will help to expand our global capabilities and reduce our manufacturing costs. We began to selectively ship products under the MiTAC and SYNNEX agreement in April 2007, and expect that in Q4 2007 we will start to ship all of our series 2000 and 5000 products from MiTAC and SYNNEX.

     We derive a portion of our revenue from services associated with the maintenance service we provide for our installed products. Earlier this year, we entered into an agreement with GAVS Information Services, LLC, or GAVS, to provide telephonic warranty and non-warranty support for customers for either our more mature SANnet product family or products designed under our new R/Evolution platform. We also entered into an agreement earlier in the year with Glasshouse Technologies Inc., to become an authorized service provider of on-site support on a global basis for customers who purchase maintenance agreements for either our mature SANnet product family or products designed under our new R/Evolution platform.
     Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation and amortization of equipment used in the production and service departments, production facility rent and allocation of overhead.
     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Research and development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development. General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions, expenditures for administrative facilities, expenditures for legal and accounting services and fluctuations in currency valuations.
     Other income is comprised primarily of interest income earned on our cash, cash equivalents, and short-term investments and other miscellaneous income and expense items.
     Our headquarters are located in Carlsbad, California. We primarily maintain a research and development facility in Longmont, Colorado and international offices in Germany, Japan, the Netherlands, China and the United Kingdom.
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
Revenue Recognition
     Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We recognize revenue for product sales upon transfer of title to the customer. Reductions to revenue for estimated sales returns are also recorded at that time. These estimates are based on historical sales returns, changes in customer demand and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Certain of our sales arrangements include multiple elements. Generally, these arrangements include delivery of the product, installation, training and product maintenance. Maintenance related to product sales entitles the customer to basic product support and faster response time in resolving warranty related issues. We allocate revenue to each element of the arrangement based on its relative fair value. For maintenance contracts this is typically the price charged when such contracts are sold separately or renewed. Because professional services related to installation and training can be provided by other third party organizations, we allocate revenue related to professional services based on rates that are consistent with other like companies providing similar services, i.e., the market rate for such services. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 months. Revenue from installation, training and consulting is recognized as the services are performed.
     We maintain inventory, or hubbing arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take our product under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected.
Valuation of Inventories
     Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead. We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted.
Valuation of Goodwill
     We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in the notes to our condensed consolidated financial statements. We determine the fair value of our reporting units using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.
     Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with the business plan for fiscal 2007 through fiscal 2015. Our forecasts consider the effect of a number of factors including, but not limited to, the effect of the roll out of new products, securing new customers, the effect of the transition to a new contract manufacturer, the ability to reduce product costs and the impact of continued cost savings measures within operating expenses. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur an impairment charge. If in the future the multiples derived from companies within our industry declines significantly we could also incur an impairment charge.
     We performed a valuation of our SANnet reporting unit as of September 30, 2007. Based upon the results of our valuation, management concluded that the fair value of the reporting unit exceeded the carrying value, and therefore step two was not required. We determined that a blending of both the income approach at 20% and the market capitalization approach at 80% was reasonable. Our valuation, using the methods described above, indicated a fair value of $146.0 million compared to our book value of $139.8 million. A combined reduction in either our discounted cash flow or market capitalization approaches in total of more than 4.0% of our current fair value would result in a failure of step one and would require us to perform a step two analysis. Additionally, a further reduction in our market capitalization could be an indicator of impairment. Given the volatility of our stock price a continued decline in market capitalization could result in an impairment of our goodwill.

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
     At September 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock options as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as well as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. We will evaluate the assumptions used to value stock options on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional stock options to employees our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.
     As of September 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was $7.2 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

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
     Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net revenue:	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.2	85.7	82.2	87.0

Gross profit	12.8	14.3	17.8	13.0

Operating expenses:
Sales and marketing	6.6	8.0	6.6	7.4
Research and development	15.0	12.6	16.7	10.7
General and administrative	7.6	5.3	8.0	6.0
Legal settlement	—	—	1.9	—

Total operating expenses	29.2	25.9	33.2	24.1
Operating loss	(16.4)	(11.6)	(15.4)	(11.1)
Other income, net	2.6	2.7	2.3	2.4
Income tax expense	95.7	0.1	26.8	0.2

Net loss	(109.6)%	(9.0)%	(39.9)%	(8.9)%

(percentages may not aggregate due to rounding)
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Revenue
     Net revenue decreased $9.1 million, or 16.6%, to $45.7 million for the three months ended September 30, 2007 from $54.8 million for the three months ended September 30, 2006. The decrease in net revenue was primarily attributable to decreased orders for our products from our largest OEM customer, Sun, which accounted for 58.0% of our net revenue for the three months ended September 30, 2007, as compared to 81% of our net revenue for the three months ended September 30, 2006. The decrease in net revenue from Sun was partially offset by an increase in orders from our second largest OEM customer, NetApp, which accounted for 15.7% of our net revenue for the three months ending September 30, 2007, along with an increase in sales of our Series 2000 products, a new family of products introduced during the third quarter of 2006. Fibre Channel units shipped were 1,453 for the three months ended September 30, 2007 compared to 2,473 units for the three months ended September 30, 2006. Small Computer Systems Interface, or SCSI, units shipped were 1,894 for the three months ended September 30, 2007 compared to 2,774 units for the three months ended September 30, 2006. Blade units shipped were 1,582 for the three months ended September 30, 2007 compared to 2,921 units for the three months ended September 30, 2006. SATA units shipped were 69 for the three months ended September 30, 2007 compared to 431 units for the three months ended September 30, 2006. We shipped 906 units of our Series 2000 products for the three months ended September 30, 2007 compared to 655 for the three months ended September 30, 2006. Net revenue not related to Sun or NetApp was $12.0 million for the three months ended September 30, 2007 compared to $9.5 million for the three months ended September 30, 2006.

Cost of Goods Sold
     Cost of goods sold decreased $8.6 million, or 18.0%, to $39.2 million for the three months ended September 30, 2007 from $47.8 million for the three months ended September 30, 2006. As a percentage of net revenue, cost of goods sold decreased to 85.7% for the three months ended September 30, 2007 from 87.2% for the three months ended September 30, 2006. The decrease in the dollar amount of cost of goods sold was primarily attributable to a decrease in net revenue. The decrease in the cost of goods sold as a percentage of net revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was largely due to several factors. First, we significantly reduced manufacturing overhead as a result of more efficiently managing our internal costs and supply chain. Second, costs of goods sold associated with our Series 2000 products in the quarter ending September 30, 2007, decreased significantly over quarter ended September 30, 2006, as the Series 2000 first started shipping in the latter quarter and were manufactured in a largely soft tooled environment resulting in higher costs of goods sold on the Series 2000 products shipped in that quarter. These factors which had the impact of reducing costs of goods sold as a percentage of net revenue were partially offset by changes in the product sales mix. Net revenue to our largest OEM customer, Sun, declined as a percentage of total net revenue. On the other hand, net revenue of our Series 2000 products and net revenue to our second largest OEM customer which have a higher cost of goods sold as a percentage of net revenue than net revenue to our largest OEM customer, increased as a percentage of total net revenue.
Gross Profit
     Gross profit decreased less than $0.5 million, or 7.1%, to $6.5 million for the three months ended September 30, 2007 compared to $7.0 million for the three months ended September 30, 2006. As a percentage of net revenue, gross profit increased to 14.3% for the three months ended September 30, 2007 from 12.8% for the three months ended September 30, 2006. The decrease in the dollar amount of gross profit was primarily attributable to lower total net revenue. The increase in gross profit as a percentage of net revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was largely due to several factors. First, we significantly reduced manufacturing overhead as a result of more efficiently managing our internal costs and supply chain. Second, gross profit as a percentage of net revenue associated with our Series 2000 products in the quarter ending September 30, 2007 increased significantly over quarter ended September 30, 2006. The Series 2000 first started shipping in the quarter ended September 30, 2006 and was manufactured in a soft tooled environment resulting in a negative gross profit as a percentage of net revenue on the Series 2000 products shipped in that quarter. These gains in gross profit as a percentage of net revenue were partially offset by the impact of changes in the product sales mix. Net revenue to our largest OEM customer declined as a percentage of total net revenue. On the other hand, net revenue of our Series 2000 products and to our second largest OEM customer which have a lower gross profit as a percentage of net revenue than net revenue to our largest OEM customer, increased as a percentage of total net revenue.
Sales and Marketing Expenses
     Sales and marketing expenses were relatively flat at $3.7 million for the three months ended September 30, 2007 and 2006. As a percentage of net revenue, sales and marketing expenses increased to 8.0% for the three months ended September 30, 2007 from 6.6% for the three months ended September 30, 2006. Although in total sales and marketing expenses were relatively flat there were changes within certain expense categories. These changes were primarily attributable to an increase in salaries offset by a decrease in advertising costs. The increase in sales and marketing expenses as a percentage of net revenue was primarily due to a decrease in revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We expect sales and marketing expenses for the year ending December 31, 2007 to remain consistent with spending levels incurred during 2006.
Research and Development Expenses
     Research and development expenses decreased $2.5 million, or 30.5%, to $5.7 million for the three months ended September 30, 2007 from $8.2 million for the three months ended September 30, 2006. As a percentage of net revenue, research and development expenses decreased to 12.6% for the three months ended September 30, 2007 from 15.0% for the three months ended September 30, 2006. The decrease in research and development expenses was primarily due to a reduction of $2.3 million in investment in prototypes and project materials, and a reduction of $0.1 million in payroll and travel related expenses. We expect research and development expenses for the year ending December 31, 2007 will continue to decrease from spending levels incurred during 2006 as much of our investment in prototypes and project materials for our new products has been completed.

General and Administrative Expenses
     General and administrative expenses decreased $1.8 million, or 42.9%, to $2.4 million for the three months ended September 30, 2007 from $4.2 million for the three months ended September 30, 2006. As a percentage of net revenue, general and administrative expenses decreased to 5.3% for the three months ended September 30, 2007 from 7.6% for the three months ended September 30, 2006. The decrease was primarily attributable to a $1.0 million gain due to currency revaluation of intercompany transactions, $0.4 million reduction in tax and accounting fees, a $0.4 million reduction in legal expenses, and a decrease of $0.2 million in bad debt expense.
Legal Settlement Expense
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads Systems, Inc., or Crossroads, that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology Inc., or Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads $5.72 million on behalf of Dot Hill on July 17, 2006. $1.43 million was paid by Dot Hill for Taiwan taxes and is included in income tax expense on our statement of operations. Please refer to Note 11 in the accompanying condensed consolidated financial statements.
Income Taxes
     We recorded income tax expense of less than $0.1 million for the three months ended September 30, 2007 compared to $52.5 million for the three months ended September 30, 2006. Our effective income tax rate of (1.4)% for the three months ended September 30, 2007 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes. For the three months ended September 30, 2006, we recorded tax expense of $52.5 million, reflecting an effective tax rate of (688.7%). Our effective tax rate for the three months ended September 30, 2006 differs from the U.S. federal statutory rate primarily due to our valuation allowance against deferred tax assets in foreign jurisdictions, state taxes and the impact of share-based compensation expense recognized under SFAS No. 123(R).
     At September 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
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

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Revenue
     Net revenue decreased $24.5 million, or 13.6%, to $155.3 million for the nine months ended September 30, 2007 from $179.8 million for the nine months ended September 30, 2006. The decrease in net revenue was primarily attributable to decreased orders for our products from our largest OEM customer, Sun, which accounted for 66.9% of our net revenue for the nine months ended September 30, 2007, as compared to 85% of our net revenue for the nine months ended September 30, 2006. The decrease in net revenue from Sun was partially offset by sales of our Series 2000 products, a new family of products introduced during the third quarter of 2006, and sales to another large OEM customer, NetApp. Fibre Channel units shipped were 5,887 for the nine months ended September 30, 2007 compared to 7,726 units for the nine months ended September 30, 2006. SCSI units shipped were 7,334 for the nine months ended September 30, 2007 compared to 9,853 units for the nine months ended September 30, 2006. Blade units shipped were 8,041 for the nine months ended September 30, 2007 compared to 8,729 units for the nine months ended September 30, 2006. SATA units shipped were 239 for the nine months ended September 30, 2007 compared to 1,848 units for the nine months ended September 30, 2006. We shipped 3,826 units of our series 2000 products for the nine months ended September 30, 2007 compared to 655 for the nine months ended September 30, 2006. Net revenue not related to Sun or NetApp was $38.6 million for the nine months ended September 30, 2007 compared to $24.2 million for the nine months ended September 30, 2006.
Cost of Goods Sold
     Cost of goods sold decreased $12.6 million, or 8.5%, to $135.2 million for the nine months ended September 30, 2007 from $147.8 million for the nine months ended September 30, 2006. As a percentage of net revenue, cost of goods sold increased to 87.0% for the nine months ended September 30, 2007 from 82.2% for the nine months ended September 30, 2006. The decrease in the dollar amount of cost of goods sold was primarily attributable to a decrease in net revenue. The increase in cost of goods sold as a percentage of net revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to a change in the product sales mix. Net revenue to our largest OEM customer declined as a percentage of total net revenue. On the other hand, net revenue of our Series 2000 products and net revenue to our second largest OEM customer that have a higher costs of goods sold as a percentage of net revenue compared to net revenue to our largest OEM customer increased as a percentage of total net revenue. The net effect of this change in product sales mix was to increase costs of goods sold as a percentage of net revenue. In addition, manufacturing overhead and variances for the nine months ending September 30, 2007 increased compared to the nine months ending September 30, 2006. This increase was largely due to transferring production of our Series 2000 products from Solectron to MITAC and SYNNEX as well as for start up costs associated with production for our second largest customer.
Gross Profit
     Gross profit decreased $11.9 million, or 37.2%, to $20.1 million for the nine months ended September 30, 2007 from $32.0 million for the nine months ended September 30, 2006. As a percentage of net revenue, gross profit decreased to 13.0% for the nine months ended September 30, 2007 from 17.8% for the nine months ended September 30, 2006. The decrease in the dollar amount of gross profit as percentage of net revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to a change in the product sales mix. Net revenue to our largest OEM customer declined as a percentage of total net revenue. On the other hand, net revenue of our Series 2000 products and to our second largest OEM customer that have lower gross profit as a percentage of net revenue compared to net revenue to our largest OEM customer increased as a percentage of total net revenue. The net effect of this change in product sales mix was to decrease gross profit dollars and gross profit as a percentage of net revenue. In addition, manufacturing overhead and variances for the nine months ended September 30, 2007 increased over levels for the nine months ending September 30, 2006. This increase was largely due to transferring production of our Series 2000 products from Solectron to MITAC and SYNNEX as well as for start up costs associated with production for our second largest customer.
Sales and Marketing Expenses
     Sales and marketing expenses decreased $0.4 million, or 3.4%, to $11.5 million for the nine months ended September 30, 2007 from $11.9 million for the nine months ended September 30, 2006. As a percentage of net revenue, sales and marketing expenses increased to 7.4% for the nine months ended September 30, 2007 from 6.6% for the nine months ended September 30, 2006. The decrease in the dollar amount of sales and marketing expenses was primarily attributable to a decrease in headcount at our subsidiaries in Japan and Europe. The increase in sales and marketing expenses as a percentage of net revenue was primarily due to a decrease in net revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We expect sales and marketing expenses for the year ending December 31, 2007 to remain consistent with spending levels incurred during 2006.
Research and Development Expenses
     Research and development expenses decreased $13.5 million, or 44.9%, to $16.6 million for the nine months ended September 30, 2007 from $30.1 million for the nine months ended September 30, 2006. As a percentage of net revenue, research and development expenses decreased to 10.7% for the nine months ended September 30, 2007 from 16.7% for the nine months ended September 30, 2006. The decrease in research and development expenses both in dollar amounts and as a percentage of net revenue was primarily due to a reduction of $11.5 million in investment in prototypes and project materials, a reduction of $0.9 million in test related expenses, a reduction of $0.3 million in payroll and travel related expenses and a reduction of $0.3 million in third party professional and consulting fees. We expect research and development expenses for the year ending December 31, 2007 will continue to decrease from spending levels incurred during 2006 as much of our investment in prototypes and project materials for our new products has been completed.
General and Administrative Expenses
     General and administrative expenses decreased $4.9 million, or 34.0%, to $9.4 million for the nine months ended September 30, 2007 from $14.3 million for the nine months ended September 30, 2006. As a percentage of net revenue, general and administrative expenses decreased to 6.0% for the nine months ended September 30, 2007 from 8.0% for the nine months ended September 30, 2006. The decrease in both dollar amounts and as a percentage of net revenue was primarily attributable to $1.2 million in expense associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement which occurred during the nine months ended September 30, 2006, a $1.4 million decrease in legal expenses, a $0.9 million reduction in third party professional and consulting fees, and a $1.1 million gain due to currency revaluation of intercompany transactions.
Legal Settlement Expense
     On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads $5.72 million on behalf of Dot Hill on July 17, 2006. $1.43 million was paid by Dot Hill for Taiwan taxes and is included in income tax expense on our statement of operations. Please refer to Note 11 in the accompanying condensed consolidated financial statements.
Income Taxes
     We recorded income tax expense of $0.3 million for the nine months ended September 30, 2007 compared to income tax expense of $48.1 million for the nine months ended September 30, 2006. Our effective income tax rate of (1.9)% for the nine months ended September 30, 2007 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes. For the nine months ended September 30, 2006, we recorded a tax expense of $48.1 million, reflecting an effective tax rate of (204.0)%. Our effective tax rate for the nine months ended September 30, 2006 differs from the U.S. federal statutory rate primarily due to our valuation allowance against deferred tax assets in foreign jurisdictions, state taxes and the impact of share-based compensation expense recognized under SFAS No. 123(R).
     At September 30, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $47.1 million valuation allowance associated with our United States deferred tax assets.
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
Liquidity and Capital Resources
     As of September 30, 2007, we had $90.2 million of cash, cash equivalents and short-term investments and $93.5 million of working capital.
     For the nine months ended September 30, 2007, cash used in operating activities was $7.0 million compared to cash used in operating activities of $11.9 million for the nine months ended September 30, 2006. The net cash used in operating activities in 2007 is primarily attributable to the net loss of $13.8 million offset by depreciation and amortization of $5.0 million, share-based compensation expense of $1.6 million and loss on disposition of property and equipment of $0.2 million. Cash flow from operations reflects the positive impact of $10.8 million related to a decrease in accounts receivable due to the timing of payments from our customers and lower sales over the comparable period, a $0.3 million decrease in prepaid and other assets, a $0.7 million and $1.8 million increase in short-term and long-term deferred revenues, respectively, as a result of a $2.5 million customer deposit. Additionally, other long-term liabilities increased $0.6. Cash provided from operations was negatively impacted by an $9.1 million reduction in accounts payable due to the timing of payments to our vendors as well as lower sales volume, a $2.6 million decrease in accrued compensation and expenses, and a $2.6 million increase in inventory primarily due to the creation of hub inventory locations for certain of our customers.
     Cash used in investing activities for the nine months ended September 30, 2007 was $9.2 million compared to $8.2 million provided by investing activities for the same period in 2006. The cash used in the nine months ended September 30, 2007 was attributable to a $5.4 million purchase of short-term investments with the remainder being used for the purchase of property and equipment.
     Cash provided by financing activities for the nine months ended September 30, 2007 was $1.1 million compared to cash provided by financing activities of $1.8 million for the same period in 2006. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.2 million, and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $1.0 million.
     We presently expect cash, cash equivalents, short term investments and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next 12 months and for operating periods in excess of 12 months. In addition, this will enable us to pursue acquisitions or capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of net revenue from continued operations, our ability to manage our relationships with third party manufacturers, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our financial condition and results of operations.
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
     The following table provides information about our investment portfolio at December 31, 2006 and September 30, 2007. For investment securities, the table presents carrying values at December 31, 2006 and September 30, 2007 and, as applicable, related weighted average interest rates by expected maturity dates.

	December 31, 2006	September 30, 2007
	(amounts in thousands)
Cash equivalents	$95,845	$80,966
Average interest rate	5.3%	5.3%
Short-term investments	—	$5,471
Average interest rate	—	5.4%
Total Portfolio	$95,845	$86,437
Average Interest Rate	5.3%	5.3%
     We have a line of credit agreement, which accrues interest on any outstanding balances at a variable rate. As of September 30, 2007, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2007. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of the $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for the $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. Dot Hill filed an amended cross complaint, and Infortrend has answered. Discovery is ongoing. No trial date has been scheduled.
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

     Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007. At the final settlement approval hearing on October 1, 2007, the court approved the final settlement, pending non-material changes to the terms of the settlement agreement. We expect the final settlement order to issue shortly.
Dot Hill Securities Class Actions and Derivative Suits
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed our motion to dismiss on May 29, 2007 and are still waiting for a ruling from the judge.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We have formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We expect to file a motion to dismiss the consolidated matters pursuant to the SLC’s directive in the next few months. The outcome of these actions is uncertain, and no amounts have been accrued as of September 30, 2007.
     In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks $500,000 in damages, as well as attorneys fees and costs. On November 1, 2007, we demurred to dismiss the complaint. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2007.
Other Litigation
     We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will not have a material adverse effect on our financial condition or operating results.
Item 1A. Risk Factors
     The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and subsequent filings with the SEC. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.
     Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 82% and 67% of our net revenue for the year ended December 31, 2006 and nine months ended September 30, 2007, respectively. If our relationships with Sun, NetApp, Fujitsu Siemens or certain other OEM customers of ours were disrupted, we would lose a significant portion, if not substantially all, of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetApp, Fujitsu Siemens or other OEM customers will expand or not otherwise be disrupted. Factors that could influence our relationship with our significant OEM customers, including Sun, NetApp and Fujitsu Siemens include:
•	our ability to maintain our products at prices that are competitive with those of other storage system suppliers;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our OEM customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our OEM customers;

•	our ability to continue to develop and launch new products that meet our OEM customers needs and requirements with respect to cost, timeliness, features, performance and other factors; and

•	the ability of Sun, NetApp, Fujitsu Siemens or our other OEM customers to effectively launch, ramp, ship, sell and market their own products based on our products.
Our contracts with our OEM customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these major customers will not be terminated or will generate significant sales.
     None of our contracts with our existing customers, including Sun, NetApp and Fujitsu Siemens, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time. Further, we do not expect that future contracts with customers, if any, will include any minimum purchasing commitments. Changes in the timing or volume of purchases by our major customers could result in lower revenue. For example, we cannot be certain that our sales to Sun will continue at historical levels. In fact, sales to Sun have decreased recently compared to earlier levels. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our OEM customers may sell the products of our competitors. For example, on April 25, 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our revenues to decline substantially, and our business and results of operations could be significantly harmed.
We may continue to experience losses in the future, and may require additional capital.
     For the nine months ended September 30, 2007, we incurred a net loss of $13.8 million. We expect to incur a loss for the year ended December 31, 2007, primarily as a result of high new product production costs pending transition of our supply chain to a lower cost contract manufacturer and continued investment in research and development. We may be able to mitigate these losses as we transition manufacturing of our Series 2000 and Series 5000 products to a hard-tooled environment, change the mix of product sales and continue to focus on internal cost controls. However, we cannot assure you that we will be profitable in any future period or that these attempts at mitigation will be successful.
     Our available cash, cash equivalents and short term investments as of September 30, 2007 totaled $90.2 million. We presently expect cash, cash equivalents, short term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events may require us to raise additional funds. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:
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
Our inability to successfully transition manufacturing of our Series 2000 and successor products from Solectron to MiTAC and SYNNEX could significantly impact our operating results.
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
     If however, we are unable to give any of our contract manufacturers sufficient volumes of products to manufacture on our behalf, our contract manufacturers are likely to become less responsive to us and seek to increase prices.
     In addition, our new relationship with MiTAC and SYNNEX may negatively impact our relationship with Solectron, we cannot be assured that there will not be any strains on the relationship between the two companies that could impact product cost or quality.
Our inability to lower product costs or changes in the mix of products we sell may significantly impact our gross margins and operating results.
     Our gross margins are determined in large part based on our manufacturing costs, our component costs and our ability to bundle RAID controllers, software and low cost value added features into our products, as well as the prices at which we sell our products. If we are unable to lower production costs to be consistent with any decline in selling prices, our gross margins and operating results will suffer. Several of the new products we are currently shipping or expect to begin shipping are at the early launch phase. Until our manufacturing processes for these new products are more fully developed, product costs for these new products will be higher than for more mature products. Our strategy to offset gross margin erosion includes shifting our manufacturing to lower cost suppliers such as MiTAC and SYNNEX and transitioning the manufacturing of our Series 2000 products to a hard-tooled production environment. We cannot assure you that we will be successful or that we will not experience unforeseen delays in effecting that transition, nor can we be certain as to the magnitude of any cost savings. In addition, as we begin to derive a greater portion of our net revenues from sales of products to customers other than Sun, a greater percentage of products may be sold without RAID controllers, software or other margin enhancing features. All of these factors, together with increasing pricing pressures, could further adversely affect our gross margins and operating results.

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

Quarter	Net Revenue	Net Income (Loss)
First Quarter 2003	$30.5	$(1.5)
Second Quarter 2003	48.4	2.6
Third Quarter 2003	51.0	4.3
Fourth Quarter 2003	57.5	6.6
First Quarter 2004	47.9	(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)
Fourth Quarter 2006	59.4	(9.1)
First Quarter 2007	53.4	(6.0)
Second Quarter 2007	56.2	(3.7)
Third Quarter 2007	45.7	(4.1)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to establishing valuation allowance of $47.1 million.

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
     Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from nine to 36 months. This is particularly true during times of economic slowdown, for sales to OEM customers and for the sale and installation of complex solutions. We have shifted our business strategy to focus primarily on OEM customers, with whom sales cycles are generally lengthier and less certain than direct sales to end-users, or sales through VARs.
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
     The requirement of a few of our larger OEM customers to locate finished goods inventory in their “hubs” could result in a reduction in working capital and cash.
     A few of our larger customers deploy Vendor Managed Inventory or VMI hubs, whereby vendors including Dot Hill are required to provide for up to several weeks of finished goods inventory. This inventory is typically located at hubs close to our customer’s final assembly facilities. As our business grows with these customers, we expect inventory levels at these hubs to grow thus increasing inventory obsolescence risk and reducing cash.
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
     As of September 30, 2007, our executive officers, directors and their affiliates beneficially owned approximately 9.8% of our outstanding shares of common stock. These individuals may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.
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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2007 there were outstanding warrants to purchase 456,554 shares of our common stock. The warrants have exercise prices ranging from $3.25 to $4.50 per share and expire at various dates through March 14, 2008. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.
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
Item 6. Exhibits
     The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description
3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Bylaws of Dot Hill Systems Corp. (1)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Bylaws of Dot Hill Systems Corp. (1)

4.3	Form of Common Stock Certificate. (2)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (3)

4.5	Form of Rights Certificate. (3)

10.1	Revolving Line of Credit Note dated July 1, 2007 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: November 9, 2007
	By:	/s/ DANA W. KAMMERSGARD Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 9, 2007
	By:	/s/ HANIF I. JAMAL Hanif I. Jamal
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)