Form 10-K
period 2007-12-31
DOT HILL SYSTEMS CORP
filed 2008-03-17
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 29, 2007 was $164,144,995.

The number of shares of the registrant’s common stock outstanding as of March 10, 2008 was 46,054,529.
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Forward-Looking Statements

Certain statements contained in this report, including, but not limited to, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the Securities and Exchange Commission, or SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth in the section entitled “Risk Factors” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K.

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

We are a provider of entry level and midrange storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolutiontm architecture provides high performance and large capacities for a broad variety of environments, employing Fibre Channel, or FC, or Intranet Small Computer Systems Interface, or iSCSI, interconnects to switches and/or hosts. Our SANnet products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.

Our products and services are sold worldwide to end-users through our channel partners, which consist primarily of original equipment manufacturers, or OEMs, supplemented by systems integrators, or SIs, and distribution and value added resellers, or VARs. Our OEM channel partners currently include, among others, Sun Microsystems, or Sun, Network Appliance, Inc., or NetApp, Fujitsu Siemens Computers, or Fujitsu Siemens, Hewlett-Packard, or HP, Motorola, NEC, Sepaton and Stratus Technologies, or Stratus.

We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so, having shipped over 149,000 units to date. Over the past year we have experienced a decline in revenues from Sun. Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007 and expect revenues from NetApp to increase in 2008. Pursuant to our Master Purchase Agreement with Fujitsu Siemens, we are jointly developing with Fujitsu Siemens storage solutions utilizing key components and patented technologies from Dot Hill. We began shipping products to Fujitsu Siemens under the agreement in July 2006.

In January 2008, we entered into an agreement with HP to provide private-label, entry level redundant array of independent disks or, RAID, storage arrays to HP. We expect to begin shipping products to HP under the agreement in the second quarter of 2008. In connection with the agreement, we issued a five-year warrant to HP to purchase

1,602,489 shares of Dot Hill’s common stock (approximately 3.5% of Dot Hill’s outstanding shares prior to the issuance of the warrant).

Our agreements with our channel partners do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable partner. Our ability to achieve a return to profitability will depend on the level of orders we actually receive from our channel partners, the actual amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time and our ability to meet delivery schedules required by our channel partners.

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third party’s manufacturing and procurement economies of scale. Since 2002, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron, which was subsequently purchased by Flextronics International Limited, or Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. Under the terms of the agreement, MiTAC will supply Dot Hill with manufacturing, assembly and test services from its facilities in China and SYNNEX will provide Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will facilitate our strategic product initiatives, help to expand our global capabilities and further reduce our manufacturing costs. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 R/Evolution products are now manufactured by these partners.

In February 2004, we acquired all the outstanding shares of Chaparral Network Systems, Inc., or Chaparral, a privately held storage system provider. This acquisition provided us with a core of RAID hardware, firmware and software technology and a team of hardware and software professionals located in Longmont, Colorado.

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

Industry Background

Growth of Data Storage

The efficient generation, storage and retrieval of digital data and content has become increasingly strategic and mission-critical to organizations. The volume of this data continues to grow rapidly, driven by several factors including:

•	the proliferation of different types of data and data forms such as digital graphics, video, text and audio;

•	the emergence of Internet-based communication protocols which enable users to rapidly duplicate, change and re-communicate data;

•	new regulations and corporate policies requiring additional storage, such as compliance with the Sarbanes-Oxley Act of 2002, requirements imposed on healthcare companies and evolving regulatory requirements for financial services companies;

•	the implementation of enterprise-wide databases containing business management information;

•	gains in network bandwidth and the technology for managing and classifying large volumes of data; and

•	the development of the information lifecycle management and the growing use of RAID systems in the back-up market in place of, or in addition to, automated tape libraries, due to new applications of technologies that offer improved alternatives in the trade-off between performance and cost of ownership.

According to International Data Corporation, or IDC, the total storage capacity of all worldwide external, disk storage systems shipped will grow by nearly 60.5% on a compounded annual basis between 2006 and 2011, reaching 24.4 million terabytes, or TB, in 2011.

Traditionally, storage vendors have designed products for markets differentiated by capacity, performance, price and feature set. These storage markets are typically identified as:

• Entry-level.  Entry-level storage products are designed for relatively low capacity, simple, stand-alone data storage needs for which price and simplicity are the main purchasing considerations. OEMs and server companies address this market primarily through an indirect sales channel approach employing distributors, retailers and VARs that assist IT managers in identifying, purchasing and installing the product.

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

Storage Area Networks

Customers require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance. Historically, SCSI was the primary method of connecting storage to servers. Subsequently, the Fibre Channel protocol was developed, which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. More recently, the ISCSI protocol has emerged in entry level and midrange systems for storage connected via standard local area networks, or LANs, and wide area networks, or WANs. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards.

IDC estimates that by 2010, worldwide storage systems hardware, software and services revenue will total $86.9 billion, with disk storage systems representing 35% of this total, or $30.5 billion.

IDC also estimates that worldwide storage systems hardware, software and services revenue will grow at a 5.2% compound annual growth rate, or CAGR, from $70.9 billion in 2006 to $86.9 billion in 2010, and that disk storage systems will grow at a 4.0% CAGR from $26.1 billion in 2006 to $30.5 billion in 2010.

SANs apply the benefits of a networked approach to data storage applications, allowing large blocks of data to move efficiently and reliably between multiple storage devices and servers without interrupting normal network traffic. SANs provide high scalability, connectivity and fault-tolerance, which permit IT managers to create and manage centralized pools of storage and backup devices with redundant data paths. With the addition of file-sharing software, SANs also allow multiple hosts to share consolidated data, dramatically reducing the need to duplicate, move and manage multiple files in a wide variety of data-intensive applications. SANs primarily employ Fibre Channel technology although more recently, iSCSI has developed to provide storage access over Internet Protocol, or IP SANs.

Demand for High Performance, Affordable Network Storage Solutions

Customers increasingly demand higher performing, affordable solutions to address expanding storage requirements, interoperability across disparate systems, the need for improved connectivity and rising data management costs. Customers are also demanding open standards architecture and modular systems that allow them to add capacity as needed. These demands have created significant opportunities for network storage system solutions that are affordable and provide high performance. In general features that were historically only available in high-end storage systems are increasingly required in entry level and midrange systems.

Reliability

Perhaps one of the most important requirements for many customers is that their stored data is available, and that the systems upon which they are stored be reliable. For example, internet-related customers can lose significant revenue for every minute their sites are inoperable and users cannot access data from the web site. Similarly, the operations of corporate customers can grind to a halt if precious data is lost or unavailable. For these reasons, a storage system’s reliability is often a very critical factor in making a choice among storage systems.

Our Solutions

We offer a broad line of networked data storage solutions composed of standards-based hardware and software for open systems environments. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products, at prices that are suitable for the entry-level or midrange markets. Our end-users consist of entry-level and midrange users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our product lines range from approximately 146 gigabyte, or GB, to complete 108 TB storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

Our products and services are intended to provide users with the following benefits:

• Low Total Cost of Ownership and High Return on Investment.  Our products combine reliability, flexibility, scalability and manageability into one of the smallest form factors in today’s market. Our product set provides end-users with a low total cost of ownership due to our products’ high reliability, the simplicity of our “plug-and-play” technology, decreased service and support costs and modular system approach that allow end-users to add capacity as needed. The modular nature of our products addresses our end-users’ desire for a storage solution that does not require a large, upfront investment in a monolithic structure with unused capacity. In addition, we believe that our R/Evolution and SANnet II storage systems are among the most space-efficient in the storage industry, maximizing the utilization of our customers’ limited space and significantly reducing their costs. By extending and leveraging our customers’ installed storage system and architecture, we are able to provide solutions that offer both a lower total cost of ownership and a higher return on investment.

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

• Reliability.  We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We offer high reliability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our R/Evolution and SANnet II storage systems. Redundant components have the ability to be replaced while the system is online without interrupting network activity. All of our SANnet II disk array products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F certifications. Our R/Evolution product family is targeted at the general purpose market without compromising our high reliability standards.

• High-end performance attributes and features.  The R/Evolution products are enclosed in a compact 2U chassis which accommodates up to 12 disk drives in the array. Arrays can be configured from 876 GB for entry-level Series 2000 products to 108 TB for the Series 5000 midrange products. Customers can intermix both SAS and SATA II drives in the same enclosure offering a multitude of configuration options. Additionally, the R/Evolution products currently feature the industry’s only unified product architecture which utilizes a common RAID controller architecture from the entry level to the midrange.

• Open Systems, Multi-Platform Support.  As an independent provider of storage products, we are well positioned to provide storage solutions on a variety of platforms and operating systems, including Linux, Unix and Windows. Our product lines support multiple servers using different operating systems simultaneously. This multi-platform compatibility allows customers to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as the customer’s storage architecture changes.

• Manageability.  The ability to manage storage systems, particularly through software, is a key differentiator among storage vendors. RAIDartm and SANscape®, our storage management software for R/Evolution and SANnet II products, respectively, enable customers to more easily manage and configure their storage systems and respond to their changing system requirements.

• Data Management Software.  We introduced our AssuredFamily of data management services, or DMS, in 2007 in conjunction with the launch of our R/Evolution product family. As part of our AssuredFamily, AssuredSnaptm enables point in time snapshots of data for usage in realtime backups, data mining and disaster avoidance. AssuredCopytm enables users to create a clone copy of their data at any point in time. We expect to launch additional DMS solutions in 2008 to further round-out the portfolio of data management software for all of our R/Evolution based products.

Our Strategy

Our objective is to focus on profitable growth and capture an increasing share of the open systems storage solution market. Our strategy includes the following:

• Utilize indirect sales channels.  We have adopted an indirect sales model to access end-user markets primarily through our OEM, VAR and SI partners. This allows us to benefit from our channel partners’ extensive direct and indirect distribution networks, installed customer bases and greater sales, marketing and global service and support infrastructures. The costs associated with a direct worldwide sales force are extensive. By leveraging the sales networks of our OEM, SI and VAR partners we can manage our sales and marketing costs at much lower levels. In addition, we encourage our channel partners to provide direct support and service to end-users.

• Outsource manufacturing and service operations.  We outsource substantially all of our manufacturing operations, which allows us to reduce our manufacturing infrastructure, enhance working capital and improve margins. In addition, we encourage our channel partners to provide support and service directly to end-users.

• Focus on existing customers and develop new customer relationships.  We have been selling our products to Sun for resale to Sun’s customers since 2002. Since 2005, we have entered into OEM agreements with NetApp, Fujitsu Siemens, Motorola, NEC, Sepaton and Stratus. In January 2008, we entered into an agreement with HP to provide private-label, entry level RAID storage arrays to HP. We intend to focus on expanding our relationships with our existing channel partners and to continue seeking additional OEM relationships with other industry leaders to sell current and future products and expand the number of products offered to existing OEM partners to enable them to address new markets. In the second half of 2006, we started to ship our new Series 2000 products to over twenty new customers, including Fujitsu Siemens, Stratus and HP, among others.

• Grow and extend technology leadership.  We view our core competencies as the research, design and engineering of modular open storage systems. We believe that focused research and development on advanced, cost effective storage technologies is critical to our ongoing success. We intend to continue to develop and integrate high-end features into our products in order to offer more complete storage solutions and enhance our existing products to benefit our channel partners’ efforts to increase sales. For example, our R/Evolution 2730 Modular Storage Architecture, our 2730 Turbo product, our 2330 iSCSI RAID product and our 5730 midrange RAID product contain several new features that we believe demonstrate Dot Hill’s technology leadership in storage systems.

• Leverage our R/Evolution architecture.  We developed our Rapid Evolution, or R/Evolution, architecture as a foundational element of our R/Evolution modular storage arrays. This modular architecture allows us to quickly develop and bring to market new products based on this foundation. We intend to focus and unify our development efforts on this approach, which we believe offers a competitive time to market advantage to us.

• Pursue strategic alliances, partnerships and acquisitions.  We will continue to evaluate and selectively pursue strategic acquisitions, alliances and partnerships and other strategic alternatives that are complementary to our business. We believe that growth of the network storage market will create additional opportunities to expand our business. In some cases, we believe the most efficient pursuit of these opportunities may be through partnerships and relationships that allow us to leverage our existing products, core competencies and channels while capitalizing on products, technologies and channels that may be available through potential strategic partners.

Our Products

We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers’ needs for easily scalable cost effective solutions. We currently offer storage systems in Fibre Channel, SCSI, iSCSI, serial attached SCSI, or SAS, and serial advanced technology attachment, or SATA, technologies with direct attached storage, or DAS, and SAN configurations. Our software offerings consist of storage management applications, which can manage any one or all of our storage system configurations, performance enhancing software that we sell bundled with our storage systems or license separately to OEM customers and data management services including snapshot and clone or volume copy technology.

All of our current SANnet II products are NEBS Level 3 certified and meet carrier class standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD-810F is a military standard created by the United States Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are important requirements for end-users, particularly those in these telecommunications and government sectors.

Our primary products include the following:

General
Product Line	Description	Availability	Capacity	Target Market	Features

Hardware
2730	2 unit high, 12-56 SAS or SATA drives, 4Gb FC DAS and SAN storage	3Q06	876 GB-56TB using 1TB SATA drives	Entry-level	Complete SAN solution in a single enclosure, scalable performance and capacity for general purpose applications.
2730T	2 unit high, 12-56 SAS or SATA drives, 4Gb FC DAS and SAN storage	2Q07	9 TB-56TB using 1TB SATA drives	Entry-level	Complete SAN solution with enhanced performance in a single enclosure, scalable performance and capacity for general purpose applications.
2330	2 unit high, 12-56 SAS or SATA drives, 1Gb iSCSI DAS and SAN storage	3Q07	9 TB-56TB using 1TB SATA drives	Entry-level	Complete iSCSI solution in a single enclosure, scalable performance and capacity for general purpose applications.
5730	2 unit high, 12-108 SAS or SATA drives, 4Gb FC DAS and SAN storage	4Q07	12 TB108TB using 1TB SATA drives	Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity for general purpose applications.
SANnet II SCSI	2 unit high, 12 to 36 drives, Ultra320 SCSI DAS storage	4Q02	146 GB to 10 TB using 300 GB SCSI drives	Entry-level and Midrange	Compact 3.5 inch high enclosures, fully redundant arrays of independent disks, or RAID, using SCSI connections, expandable storage capacity
SANnet II Blade	2 unit high, 12 to 108 drives, 2 Gigabit Fibre Channel DAS and SAN storage	1Q03	146 GB to 32 TB using 300 GB FC drives	Entry-level and Midrange	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions
SANnet II FC	1 unit high, 4 drives, Ultra320 SCSI DAS	1Q04	146 GB to 1.2 TB using 300 GB SCSI drives	Entry-level	Highly rack- optimized design, connects to low- cost server SCSI ports

General
Product Line	Description	Availability	Capacity	Target Market	Features

Software
AssuredSnap	Data Management Services (DMS)	3Q06	N/A	Entry-level and Midrange	Snapshot technology for Backup, Data Mining and Disaster Recovery
AssuredCopy	Data Management Services (DMS)	3Q06	N/A	Entry-level and Midrange	Create volume copies or backups of disk volumes to prevent data loss or corruption
RAIDar & SANscape	Storage management software	1Q00	N/A	Entry-level and Midrange	Graphical and command line consoles with diagnostics, monitoring and reporting

R/Evolution Modular Storage Architecture.  We began the introduction of our R/Evolution architecture-based product family during the third quarter of 2006. This family of new offerings focuses on the incorporation of SAS/SATA drive technology with a variety of front-end host interfaces. These products will be focused on the general purpose market initially and introduce several new technological advancements including EcoStor (elimination of batteries in a RAID cache management system) and SimulCache (high-speed mirrored cache coherency). We believe we were also the first RAID vendor to offer mixed SAS or SATA disk drives in the same two unit high, 12 drive enclosure in a highly reliable storage system.

• 2730.  We launched our 2730 product, our first R/Evolution architecture product, during the third quarter of 2006. It is a general purpose high performance storage array offering up to four 4 Gb Fibre Channel ports host connectivity and any combination of up to 56 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environment.

• 2730T.  We launched our 2730 Turbo product, based on our R/Evolution architecture, during the second quarter of 2007. It is a general purpose high performance storage array offering up to four 4 Gb Fibre Channel ports host connectivity and any combination of up to 56 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environment.

• 2330.  We launched our 2330 product, based on our R/Evolution architecture product, during the third quarter of 2007. It is a general purpose high performance storage array offering up to four 1 Gb iSCSI ports host connectivity and any combination of up to 56 SAS and SATA disk drives. It can be deployed in IP SAN environments.

• 5730.  We launched our 5730 product, our first midrange based R/Evolution architecture product, during the fourth quarter of 2007. It is a general purpose high performance storage array offering up to eight 4 Gb Fibre Channel ports host connectivity and any combination of up to 108 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environment.

SANnet II Family of Storage Solutions.  We began the introduction of our SANnet II family, during the fourth quarter of 2002. Our SANnet II products provide, enterprise class functionality to the entry-level and midrange storage markets at attractive prices. Through our SANnet II family of networked storage solutions, we offer compact, rugged RAID arrays that support SAN and DAS configurations. The SANnet II products provide excellent up-time and are tested to operate in extreme environmental conditions. In addition, our SANnet II products share a common modular architecture and unified management system that integrates our SANpath and SANscape management software. To date we have shipped more than 150,000 of these storage arrays.

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

Software.  We develop application software technologies and products that are complementary to our overall storage solutions. Our software is delivered as a storage management application: SANscape. Our software supports widely used open systems platforms, including Linux, Unix and Windows. We also offer a web-based graphical user interface, or GUI, (RAIDar) for our R/Evolution modular storage products for array management for our Series 2000 and 5000 products. AssuredSnap and AssuredCopy are data management services offerings providing rollback and roll forward manipulation of point in time data snapshots and volume clone or copy of data respectively.

• SANscape.  SANscape is our storage management software that facilitates the monitoring, configuration and maintenance of our SANnet II storage solutions using a Java-based graphical user interface and a variety of tools. Originally released during the first quarter of 2000, SANscape can be used to manage various storage solutions deployed throughout an organization. Its event tools monitor the storage solutions under management and report status changes to administrators by email, pager and other means.

• AssuredSnap.  AssuredSnap is our DMS software that introduces point in time snapshot technology into the R/Evolution product family. AssuredSnap provides the ability to create point-in-time copies or backups of disk volumes with instant restoration of data to any captured point in time snapshot. Since AssuredSnap only copies data that has changed to disk it can virtually eliminate backup windows. The AssuredSnap implementation is not only fast, but also reduces the size of snapshots by storing only a single instance of changed blocks. Original/write data preservation technology is unique in the market allowing IT managers to snapshot and write to newly created snapshot volumes. This enables roll back to the original snapshot or the modified or updated snapshot.

• AssuredCopy.  AssuredCopy is our DMS software that introduces data cloning or volume copy services into the R/Evolution product family. AssuredCopy leverages snapshot technology to create complete, physically independent copies of master or snapshot volumes. Once complete, volume copies can be mounted to any host system for read-only or read-write access. As both a data protection and a data management technology, AssuredCopy can be used to support applications such as backup and data recovery, data mining, decision support, data distribution and migration, application development and test, and more. AssuredCopy protects against accidental or malicious loss or corruption of data, and provides additional protection against complete volume or vdisk failure.

• RAIDar RAIDar is a GUI used for configuring, monitoring, error reporting and running diagnostics for our 2730 RAID systems. Our OEM customers have the option of customizing their own GUI with the purchase of a customization tool kit. This toolkit enables our OEM customers to “private label” the GUI quickly and cost efficiently.

Sales and Marketing

Our products and services are sold worldwide to end-users primarily through our channel partners, including primarily OEMs, supplemented by SIs and VARs. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We have established a channel partner program consisting of tiers that distinguishes and rewards our partners for their levels of commitment and performance. We maintain a sales and marketing organization operating out of our office in Longmont, Colorado and Carlsbad, California, with regional offices in Germany, Japan and the United Kingdom as well as several smaller localized field sales offices throughout North America. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty. One of our customers has the right to return a percentage of product within 90 days of purchase, subject to certain terms and conditions.

OEMs

Our primary distribution channel is through OEMs. We have several OEM relationships and are actively developing new ones. Currently OEM partners include, among others, Sun, NetApp, Fujitsu Siemens, HP, Motorola, NEC, Sepaton and Stratus. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. For the years ended December 31, 2005, 2006 and 2007, OEM sales represented 91.3%, 90.5% and 86.9% of our net revenue, respectively. Sales to Sun accounted for 86.2%, 82.0% and 63.2% of our net revenue for the years ended December 31, 2005, 2006 and 2007, respectively. Sales to NetApp accounted for 12.5% of our net revenue for the year ended December 31, 2007.

Indirect Channels

Most of our non-customized, or “black box”, products are sold in conjunction with smaller OEMs, VARs and SIs, who work closely with our sales force to sell our products to end-users. Our indirect channel partners generally resell our products under their own or generic R/Evolution brand name, and share responsibility with us for marketing, sales, service and support. We believe indirect channel sales represent an attractive growth opportunity and intend to expand the scope of our indirect channel sales efforts by continuing to actively pursue additional indirect channel partners, both domestically and internationally.

Marketing

We support our OEM and other indirect channels with a broad array of marketing programs designed to promote our products and technology leadership, attract additional channel partners and generate end-user demand. Our product marketing team, located in Longmont, Colorado, focuses on product strategy, product development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The product marketing team also ensures that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development roadmap to meet key customer and channel technology requirements.

Our Relationships with Key OEMs

Our OEM channel partners currently include, among others, Sun, NetApp, Fujitsu Siemens, HP, Motorola, NEC, Sepaton and Stratus. We believe that our product sales through these market leaders strengthen our credibility in the marketplace, validate our technology and enable us to sell our products to a much broader customer base. In addition to expanding and enhancing our relationships with current OEM customers and other types of channel partners, we intend to seek additional OEM customers as a part of our overall strategy.

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

In July 2005, we entered into a Development and OEM Supply Agreement with NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be developed for sale to NetApp. The initial term of the agreement is three years after first general availability customer shipment, after this initial period the agreement will renew automatically for a subsequent 12 months unless terminated by either party.

We started shipping products for general availability to NetApp in September, 2007 and additional products were added in December, 2007.

In January 2006, we entered into a Master Purchase Agreement with Fujitsu Siemens. Under the agreement, Dot Hill and Fujitsu Siemens will jointly develop storage solutions utilizing key components and patented technologies from Dot Hill. The initial agreement term is five years. We began shipping products to Fujitsu Siemens in July 2006.

In January 2008, we amended our agreement with HP to provide entry-level RAID products to them. Under the amended agreement, Dot Hill will provide private-label RAID storage arrays to HP. The amendment expands our original agreement with HP that covered RAID storage arrays for the HP StorageWorks 9000 Virtual Library System, which was introduced in November 2007. The amendment extends the original agreement from one year to five years. In connection with this agreement, Dot Hill issued a fully vested five-year warrant to HP to purchase 1,602,489 shares of Dot Hill’s common stock (approximately 3.5% of Dot Hill’s outstanding shares prior to the issuance of the warrant).

Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

Customer Service and Support

We recognize that providing comprehensive, proactive and responsive support is essential to maintaining and growing customer satisfaction, establishing new customer accounts and securing repeat business. We provide comprehensive, 24 hours a day, seven days a week, 365 days a year, global customer service and support, either directly, or through third-party service providers, aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration. Through direct and third-party service providers, we maintain a global network of professional engineers and technicians who provide telephonic technical support in various languages from strategically located global response centers on a 24-hour, seven-day basis. In addition, we provide four-hour on-site service response on a global basis. We also offer all of our customers’ access to SANsolve, our web-hosted interactive support knowledge base that gives our customers the ability to find answers to technical questions as well as initiate and track all support issues.

We have also taken steps to better align our service and support structure with our indirect sales model.

We have done the following:

•	Encouraged our channel partners to provide support and service directly to end-users. For example, Sun, FSC and NetApp provide all but the final level of support and service to its end-users and we provide that final level of support and service.

•	Focused on providing the higher levels of support for a fee.

•	Established authorized service providers.

•	Entered into an agreement with Glasshouse, to provide warranty and non-warranty services for customers who purchase new maintenance agreements for our prior generation SANnet product family as well as our new R/Evolution platform.

We plan to grow our service offerings, including onsite support contracts. These services will be performed either directly by us, or through the increased use of third-party service providers.

Research and Development

Our research and development team has been focused on developing innovative storage and networking products, storage management software for the open systems market and the integration of our acquired storage controller technology into Dot Hill designed storage systems. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the UNIX environment and the first NEBS Level 3 certified and MIL-STD-810F tested line of storage systems. We were first to market with

SimulCache which increases the write performance in a dual controller array. We have also incorporated EcoStor into our R/Evolution products, which eliminate batteries in the storage system, hence decreasing service costs, while ensuring permanent data integrity in the event of power failure. We also believe that we are one of the first in the industry to be able to reliably intermix SAS and SATA drives in the same storage system without caveat. This has enabled us to build products that optimize read and write performance relative to cost. Our success depends on our ability to continuously develop products that meet changing customer needs and to anticipate and proactively respond to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines.

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

Our research and development activities are directed by individuals with significant expertise and industry experience. Our total research and development expenses were $23.6 million, $36.5 million and $22.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Manufacturing and Suppliers

Since 2002, we have outsourced substantially all of the manufacturing operations for our SANnet II systems and RAID controllers to third-party manufacturing companies. By outsourcing manufacturing we have been able to reduce expenses related to our internal manufacturing operations and focus on our research and development activities.

Since 2002, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, now Flextronics. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 products are now manufactured by these partners. In February 2007, we entered into a manufacturing agreement with MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC supplies Dot Hill with manufacturing, assembly and test services from its facilities in China and SYNNEX provides Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will facilitate our strategic product initiatives, help to expand our global capabilities and reduce our manufacturing costs. We began shipping products under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 R/Evolution products are shipping from these manufacturing partners.

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

As of December 31, 2007, we had been awarded a total of 22 United States patents, two of which were awarded in 2007. 14 of these patents generally cover RAID controller and SAN technology. In addition, as of December 31, 2007, we had eight allowed United States patents, and fifty-six filed United States patent applications. The patents covering our core technologies expire from 2010 to 2025. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

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

Competition

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corp., Hitachi Data Systems Corp., Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp., Infortrend, and Xyratex Ltd. We also compete with traditional suppliers of computer systems, including Dell Inc., IBM, Sun and HP, which market storage systems as well as other computer products.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of public and privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future. In the future, it is conceivable that we could compete with some of the original design manufacturers, one of whom is our manufacturing partner today as they develop expertise in chassis design and power and cooling technologies.

We believe the principal competitive factors in the storage systems market are:

•	product performance, features, scalability and reliability;

•	price;

•	product breadth;

•	timeliness of new product introductions; and

•	Interoperability and ease of management.

We believe that we compete favorably in several of these categories. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products and maintaining high quality standards and customer satisfaction.

Employees

As of December 31, 2007, we had 261 full-time employees, of whom 56 were engaged in sales and marketing, 102 in research and development, 47 in manufacturing, 31 in general management and administration and 25 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Executive Officers and Key Employees of the Registrant

			Officer or
Name	Age	Position	Key Employee Since

Dana W. Kammersgard	52	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal	47	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	July 2006
Philip A. Davis	40	Executive Vice President of Worldwide Field Operations	March 2006
James Kuenzel(2)	54	Senior Vice President of Engineering	February 2006
Robert Finley(2)	58	Vice President of Manufacturing Operations	March 2006

(1)	In 1999, Artecon and Box Hill merged to form Dot Hill. Artecon was founded in 1984 and Mr. Kammersgard was an officer of Artecon from its inception until the merger, and has been an officer of Dot Hill since that date.

(2)	Key employees.

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

The following sets forth our current knowledge of material risk factors that may affect our future results. Our business, results of operations and financial condition may be materially affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.

Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 82.0% and 63.2% of our net revenue for the years ended December 31, 2006 and December 31, 2007, respectively. In addition, sales to NetApp accounted for 12.5% of our net revenue for the year ended December 31, 2007. We expect Sun, NetApp and HP will each represent greater than 10% of our overall revenues for the year ending December 31, 2008. If our relationships with Sun, NetApp, HP, Fujitsu Siemens, or certain of our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetApp, HP, Fujitsu Siemens or our other OEM customers will expand or not otherwise be disrupted. Factors that could influence our relationship with our significant OEM customers, including Sun, NetApp, HP and Fujitsu Siemens include:

•	our ability to maintain our products at prices that are competitive with those of other storage system suppliers;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our OEM customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our OEM customers;

•	our ability to continue to develop and launch new products that our OEM customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

•	our ability to provide timely, responsive and accurate customer support to our OEM customers; and

•	the ability of Sun, NetApp, HP, Fujitsu Siemens or our other OEM customers to effectively launch, ramp, ship, sell and market their own solutions based on our products.

The market for our products is subject to substantial pricing pressure that may harm our net revenues, gross margins and operating results.

Pricing pressures exist in the data storage market and have affected and may, in the future, continue to affect our net revenues, gross margins and operating results. These pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks, memory, semiconductors and RAID controllers. Decreases in component prices are typically passed on to customers by storage companies through a continuing decrease in the price of storage hardware systems.

Pricing pressures are also due, in part, to the highly competitive nature of our industry, the narrowing of functional differences among competitors, which forces companies to compete more on price rather than product features, and the introduction of new technologies, which leaves older technology more vulnerable to pricing pressures. To the extent we are forced to reduce the prices of our products sold as a result of these pressures, our net revenues, gross margins and operating results could decline.

Pricing pressures also exist from our significant OEM customers that may attempt to change the terms, including pricing and payment terms of their agreements with us. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually, or otherwise, commit to price reductions for our products prior to determining if we can implement corresponding cost reductions. If we are unable to achieve such cost reductions, or have to reduce the pricing of our products, our gross margins may be negatively impacted which could have a material adverse effect on our business, financial condition or results of operations.

Our OEM customers may have very aggressive product launch and ramp schedules and our efforts to accommodate these schedules may divert our management’s attention, cause component shortages and force us to allocate products across many customers, all of which could harm our customer relations.

In January 2008, we entered into an expanded partnership with HP to provide private-label RAID storage arrays. In February 2008, HP indicated that they were planning to launch products based upon our technology and that they would start to ship these products in March 2008. Our efforts to accommodate this and other similar launch and ramp schedules may divert management’s attention from the rest of our business and force us to allocate product volumes across many customers due to component shortages, all of which could harm our relations with customers. In addition, we may be required to incur overtime, expedite charges and other charges such as shipping products by air as opposed to by ocean as a result of efforts to meet such schedules. Any of these factors could result in lower revenue and margin as well as increased operating expenses which would have an impact on our business, financial condition or results of operations.

Our contracts with our OEM customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these major customers will not be terminated or will generate significant sales.

None of our contracts with our existing customers, including Sun, NetApp, HP and Fujitsu Siemens, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchasing commitments. Changes in the timing, or volume of purchases by our major customers, could result in lower revenue. For example, we cannot be certain that our sales to Sun will continue at historical levels or sales to NetApp, HP, or any of our OEM customers, will ramp to expected levels. In fact, sales to Sun have continued to decrease compared to earlier levels. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our OEM customers may sell the products of our competitors. For example, in April 2006, we were informed by Sun of its decision to move potential future supply of a new, low-end, entry-level storage product to another party. The project had previously been directed solely to Dot Hill. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our revenues to decline substantially, and our business and results of operations could be significantly harmed.

The requirement of a few of our larger OEM customers to locate finished goods inventory in vendor managed “hubs” could result in a reduction in working capital and cash.

A few of our larger OEM customers including NetApp, HP and Fujitsu Siemens deploy vendor managed inventory, or VMI hubs, whereby vendors, including us, are required to provide for up to several weeks of finished goods inventory. This inventory is typically located at hubs close to our OEM customer’s final assembly facilities. As of December 31, 2007, we had net inventory of $9.0 million, up from $2.2 million as of December 31, 2006, primarily resulting from inventory hubbing requirements with NetApp and Fujitsu Siemens. If our business with these customers increases, we expect inventory levels at these hubs to grow, which could result in a reduction of cash and increasing inventory loss and obsolescence risk, all of which could harm our business and results of operations. In addition, we expect to add additional inventory in support of our amended agreement with HP.

Our revenues may be affected by changes in IT spending levels.

In the past, unfavorable or uncertain macroeconomic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. The risk of a pending recession could reduce the demand for our products and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global IT spending rates will be affected. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

We may continue to experience losses in the future, and may require additional capital.

For the year ended December 31, 2007, we incurred a net loss of $60.2 million. In 2008, we expect our business to remain volatile as we are unable to reliably predict revenues from Sun, NetApp, HP, Fujitsu Siemens and our other OEM customers. In addition, we will have to make investments in people, inventory and capital equipment to support our amended agreement with HP. Revenue levels achieved from HP and our other customers, our ability to introduce new products as planned, and our ability to reduce product costs and manage our operating expenses and manufacturing variances, will affect our financial results for 2008. Consequently, we cannot assure you that we will be profitable in any future period, or that these attempts at mitigation will be successful.

Our available cash, cash equivalents and short term investments as of December 31, 2007 totaled $82.4 million. We presently expect cash, cash equivalents, short term investments and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. However, unanticipated events may require us to raise additional funds. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	the increased inventory requirements due to contractual requirements with NetApp, HP and Fujitsu Siemens;

•	we expect to utilize $10-$20 million in cash over prior projections to support additional finished goods inventory in HP designated locations and to make incremental investments in organizational capabilities and test infrastructure;

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	our need for additional tooling to support increased volumes or in support of disaster recovery plans;

•	our ability to achieve targeted gross profit margins and cost reduction objectives;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to reach break-even or profitability;

•	the extent to which we rationalize our facilities or organization;

•	the success of our manufacturing strategy;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements or recalls;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights; and

•	costs of litigating and defending law suits.

We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of convertible debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. If we are able to borrow funds, we may be required to grant liens on our assets to the provider of any source of financing or enter into operating debt service or working capital covenants with any provider of financing that could hinder our ability to operate our business in accordance with our plans. As a result, our ability to further borrow money on a secured basis may be impaired, and we may not be able to issue secured debt on commercially reasonable terms or at all.

A significant percentage of our expenses are fixed, and if we fail to generate targeted revenues or margins in associated periods, our operating results will be harmed.

We may have to take further measures to reduce expenses if revenue declines and we experience greater operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue or margin. As a result, if net revenue, product margin, or gross margin, do not meet our projections, operating results may be negatively affected. We may experience shortfalls in net revenue or margins for various reasons, including:

•	significant pricing pressures that occur because of declines in selling prices over the life of a product or because of increased competition;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers and manufacturers to allocate available supplies or capacity to others, which, in turn, may harm our ability to meet our sales obligations or we may have to incur additional charges to expedite product shipments to customers;

•	product supply shortages due to increased demands of our OEM customers, which could also harm our relationships with our customers;

•	the reduction, rescheduling or cancellation of customer orders;

•	our inability to drive down component costs or adequately manage price variances on components;

•	our inability to market products with competitive features, or the inability to market certain products in any form, due to the patents or other intellectual property rights of third parties; and

•	product defects or quality issues that may result in higher product return rates and failure rates.

In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Our customer’s forecasts have not historically demonstrated a high degree of accuracy. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

The transition of manufacturing of our products and potentially other products to MiTAC and SYNNEX could impact our operating results.

Our decision to enter into a manufacturing agreement with MiTAC and SYNNEX in February 2007 was partly based upon our belief that we could achieve lower manufacturing and product transformation costs. While much of this transition is now completed for our Series 2000 and successor products we need to refine and expand processes, tooling and manufacturing infrastructure. Consequently, there could be additional costs or capacity constraints that could negatively impact expected gross margins and revenues. We are currently evaluating migrating the manufacturing of products for NetApp to MiTAC and SYNNEX from Flextronics. During this transition, we could also have surplus raw materials, finished goods, at Flextronics, which could result in write-downs and/or lower margins. In addition, if we experience any product quality or manufacturing capacity issues, we could impact revenues from customers as well as their satisfaction with our products.

The pricing we received from contract manufacturers was predicated on volume expectations. If however, we are unable to give any of our contract manufacturers sufficient volumes of products to manufacture on our behalf, our contract manufacturers are likely to become less responsive to us and seek to increase prices, which could potentially negatively impact margins and profits.

In addition, our new relationship with MiTAC and SYNNEX may negatively impact our relationship with Flextronics, and thus we cannot be assured that there will not be any strains on the relationship between the two companies that could impact product cost, quality or our ability to meet product delivery schedules.

Our inability to lower product costs or changes in the mix of products we sell may significantly impact our gross margins and operating results.

Our gross margins are determined in large part based on our manufacturing costs, our component costs and our ability to include RAID controllers, and low cost value added features into our products, as well as the prices at which we sell our products. If we are unable to lower production costs to be consistent with our projections or any decline in selling prices, our gross margins and operating results will suffer. Several of the new products we are currently shipping or expect to begin shipping are in the early stages of their lifecycle. Our historical experience indicates that gross margins on new products are low initially and increase over time as a result of maturing manufacturing processes, component cost reductions and engineering the products to reduce costs. If we fail to achieve these margin improvements, our gross margins will be negatively impacted and our business, financial condition and results of operations could be significantly harmed. Additional factors which could adversely impact gross margin dollars and gross margin percentage include:

•	changes in the mix of products we sell to our customers;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price performance advantages;

•	our inability to reduce production or component costs;

•	entry into new markets or the acquisition of new customers;

•	sales discounts and marketing development funds;

•	ongoing revaluation of the Chinese RMB compared to the US dollar;

•	increases in material or labor costs;

•	excess inventory, inventory shrinkages and losses and inventory holding charges;

•	reductions in component costs purchased on our behalf by our contract manufacturers or owned by us in inventory resulting in purchase price variances;

•	increased warranty costs and costs associated with any potential future product quality and product defect issues;

•	our inability to sell our higher performance Series 5000 and Series 2000 products and our data management services software;

•	component shortages which can result in expedite fees, overtime or increased use of air freight;

•	increased freight costs resulting from the need to expedite shipments of components to our contract manufacturer or finished goods to some of our customers and their hub locations; and

•	increases in headcount and expenses required to support our new customers.

Some of our strategies to offset gross margin erosion include:

•	shifting our manufacturing to lower cost suppliers, such as MiTAC and SYNNEX, as we did with our Series 2000 and 5000 products and transitioning the manufacturing of other products to MiTAC and SYNNEX;

•	leveraging our volumes created by our new design wins to secure additional component cost and manufacturing transformation cost reductions;

•	bundling our data management services software into our products; and

•	increasing adoption of our higher performance Series 5000 and Series 2000 Turbo products.

We cannot assure you that we will be successful in executing these strategies to mitigate gross margin erosion. All of these factors, together with increasing pricing pressures, could further adversely affect our gross margins and operating results.

Our financial condition will be materially harmed if we do not maintain competitiveness and gain acceptance of our products.

The markets in which we compete involve rapidly changing technology, evolving industry standards and continuing improvements in products and services. Our future success depends, in part, on our ability to:

•	enhance our current products and develop and introduce in a timely manner new products that keep pace with technological developments and industry standards;

•	compete effectively on the basis of price and performance; and

•	adequately address OEM and end-user customer requirements and achieve market acceptance.

We believe that to remain competitive, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, which may adversely affect the market acceptance of our products. If alternative technologies and interface protocols are adopted by the industry that we have not incorporated into our products, we may become uncompetitive and not have product offerings for select market segments. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

Liquidity problems or bankruptcy of some our small OEM customers could increase exposure to losses from bad debts, increase accounts receivable and could have a material adverse effect on our business, financial condition and results of operations.

The revenue from our smaller OEM customers is increasing and they may not be as well capitalized nor do they have the financial resources of our historical customer base. In addition, our sales to all our customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of their liquidity constraints, or because they are awaiting payment from their customers, or other factors beyond our control, which could increase our exposure to losses from bad debts, or increase accounts receivable, and thus reduce cash.

Product recalls, epidemic failures, post-manufacture repairs of our products liability claims, absence or cost of insurance, and associated costs could harm our reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on our financial condition.

Our new integrated storage systems, as well as our legacy products, may contain undetected errors, or failures, that become epidemic failure, which may be discovered after shipment, resulting in a loss of revenue, or a loss or delay in market acceptance, which could harm our business. The product failure or recall could be the result of components purchased from our suppliers not meeting the required specifications, manufacturing defects or from our own design deficiencies. During the first half of 2007, we experienced several product quality issues associated with our then recently introduced Series 2000 products. The cost of rectifying these issues had a negative impact on margins during the first half of 2007.

Even if the errors are detected before shipment, such errors could result in the halting of production, the delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of about three years. Significant warranty costs, particularly those that exceed reserves, could decrease our margin and negatively impact our business, results of operations and financial condition. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in our loss of customers and goodwill. None of our customers have thus far asserted claims, but may in the future assert claims, that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

Our operating results are subject to substantial quarterly and annual fluctuations, and our period-to- period comparisons are not necessarily meaningful and we may not meet the expectations of public market analysts and investors.

Our revenues in any quarter are substantially dependent upon customer orders in that quarter. We attempt to project future orders based in part on estimates from our OEM customers. For this purpose, arrangements with OEM customers will usually include the estimated future volume requirements of that customer. Our OEM customers’ estimated requirements are not often accurate and we therefore cannot predict our quarterly revenues with any degree of certainty. Moreover, we cannot predict or control our customers’ product launch dates, volume ramps and other factors than may result in substantial fluctuations on a quarterly or annual basis. In addition, Sun’s quarterly operating results typically fluctuate downward in the first quarter of their fiscal year when compared with the immediately preceding fourth quarter. It is likely that NetApp’s and HP’s sales as well as sales of our other new OEM customers of storage products supplied by us will fluctuate on a quarterly or seasonal basis as well, and these fluctuations will affect our financial results. Due to the infancy of the NetApp and HP relationships, we cannot be certain of what affect these fluctuations will have on our quarterly results.

Our quarterly operating results have fluctuated significantly in the past as shown in the following table and are not a good indicator of future performance (in millions).

Quarter	Net Revenue	Net Income (Loss)

First Quarter 2004	$47.9	$(2.6)
Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)
Fourth Quarter 2006	59.4	(9.1)
First Quarter 2007	53.4	(6.0)
Second Quarter 2007	56.2	(3.7)
Third Quarter 2007	45.7	(4.1)
Fourth Quarter 2007***	51.8	(46.4)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to reestablishing valuation allowance of $47.1 million.

***	Includes write off of $40.7 in goodwill

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

Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:

•	the size, timing, cancellation or rescheduling of significant customer orders;

•	our ability to reduce fixed expenses;

•	our customer policies pertaining to desired inventory levels of our products and the levels of inventory our customers require us to maintain in their designated inventory hub locations;

•	changes in the mix or average selling prices of our products;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	product configuration, mix and quality issues;

•	changes in pricing by us or our competitors;

•	the cost of litigation and settlements involving intellectual property and other issues;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	our ability to ramp our manufacturing to keep up with demand from our customers;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	hardware component costs and availability, particularly with respect to hardware components obtained from sole-source providers and major component suppliers such as disk drives, memory, sole source semiconductors and legacy RAID controllers;

•	our success in creating brand awareness and in expanding our sales and marketing programs;

•	the level of competition;

•	gain or loss of customers;

•	potential increases or reductions in inventories held by OEM customers;

•	slowing sales of the products of our OEM customers;

•	technological changes in the open systems storage market, some of which could potentially be breakthrough technologies that may provide competitors cost or performance advantages;

•	levels of expenditures on research, engineering and product development;

•	levels of expenditures in our manufacturing and support organization and our ability to manage variances in component costs and inventory levels of components held by our manufacturing partners;

•	longer than anticipated product integration cycles for our products;

•	the quality and timeliness of products being manufactured by Flextronics, MiTAC and SYNNEX and compliance with environmental regulations or related requirements of our OEM customers;

•	changes in our business strategies;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances and valuation of goodwill), liabilities and other items reflected in our consolidated financial statements;

•	changes in accounting rules or changes in our accounting policies;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	personnel changes; and

•	general economic and other conditions affecting the timing of customer orders and capital spending or conditions in the global economy that impact IT spending.

Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter, or quarters, our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

Our sales cycle varies substantially and future net revenue in any period may be lower than our historical revenues or forecasts.

Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from six to 36 months. This is particularly true during times of economic slowdown, for sales to OEM customers and for the sale and installation of complex solutions. We have shifted our business strategy to focus primarily on OEM customers, with whom sales cycles are generally longer, more costly and less certain than direct sales to end-users, or sales through VARs.

Additional factors that may extend our sales cycle, particularly orders for new products, include:

•	the amount of time needed for technical evaluations by customers;

•	customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;

•	customers’ internal review and testing procedures;

•	our engineering work necessary to integrate a storage solution with a customer’s system;

•	the complexity of technical challenges that need to be overcome during the development, testing and/or qualification process for new products and/or new customers;

•	meeting unique customer specifications and requirements; and

•	difficulties by our customers in integrating our products and technologies into their own products.

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

We rely on third parties to manufacture all of our products. If our agreements with Flextronics, MiTAC or SYNNEX are terminated, or if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. In addition, Flextronics recently acquired Solectron and there is no assurance that the combined company will not terminate, or otherwise seek to modify the terms of our agreement with Flextronics, and any such termination or modification may also require us to establish and qualify alternative manufacturing for our products. Any such transition would also require a significant amount of our management’s attention. Under our OEM agreements with Sun and NetApp, they have the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet the engineering, qualification and logistics requirements of both Sun and NetApp. If our agreements with Flextronics, MiTAC or SYNNEX terminate, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our OEM customers and one that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.

Due to our use of third-party manufacturers, our ability to control the timing of shipments could decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price. To the extent we establish a relationship with an alternative manufacturer for our products, we may be able to partially mitigate potential disruptions to our business. We may also suffer manufacturing disruptions as we ramp up manufacturing processes for our new integrated storage systems, which could result in delays in delivery of these products to our OEM customers and adversely affect our results of operations. Additionally, production of our products could be disrupted as a result of geo-political events in Asia and other manufacturing locations.

We also generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we reserve for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, or that we have estimated these costs correctly, which could have a material adverse effect on our operating results and financial condition.

The loss of one or more suppliers could slow or interrupt the production and sales of our products.

Our third party manufacturers rely on other third parties to supply key components of our storage products. Many of these components are available only from limited sources in the quantities and quality we require. From time to time there is significant market demand for disk drives, semiconductors, RAID controllers, memory and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. In such event, we may be required to purchase our components from alternative suppliers, and we cannot be certain that alternative sources of supplies will be available at competitive terms. Even if alternative sources of supply for critical components such as disk drives and controllers become available, incorporating substitute components into our products could delay our ability to deliver our products in a timely manner. For example, we estimate that replacing key components we currently use in our products with those of another supplier, could involve several months of hardware and software modification, which could significantly harm our ability to meet our customers’ orders for our products, damage our customer relationships and result in a loss of sales.

Any shortage of disk drives, memory or other components could increase our costs or harm our ability to manufacture and deliver our storage products to our customers in a timely manner.

Demand for disk drives and memory has at times surpassed supply, forcing drive, memory and component suppliers, including those who supply the components that are integrated into many of our storage products, to manage allocation of their inventory. If such a shortage were prolonged, we may be forced to pay higher prices for disk drives, memory or components or may be unable to purchase sufficient quantities of these components to meet our customers’ demand for our storage products in a timely manner or at all. Similar circumstances could occur with respect to other necessary components.

The market for storage systems is intensely competitive and our results of operations, pricing and business could be harmed if we fail to maintain or expand our market position.

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC, NetApp, Hitachi, LSI, Infortrend and Xyratex, but also against server companies such as HP, IBM, Sun and Dell as well as smaller storage companies. The server companies and independent storage systems suppliers are also potential customers as well and as indicated we have established a relationship with Sun, NetApp and HP. Future competitors could include original design manufacturers and contract manufacturers, some of whom we partner with today.

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

Accordingly, it is possible that new competitors, or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, and may reduce operating margins and create a potential loss of market share, any of which could harm our business. We believe that the principal competitive factors affecting the storage systems market include:

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

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, new interface protocol, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors or us could render our existing products obsolete or uncompetitive. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products, including new software and hardware, and enhancements to existing software and hardware that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions.

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

In addition, third parties may assert infringement claims against us, which would require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business. For example, in 2003, Crossroads Systems filed a lawsuit against us alleging that our products infringe two United States patents assigned to Crossroads. In 2006, we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We incurred significant legal expenses in connection with these matters. Other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.

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

Environmental compliance costs could adversely affect our net income.

Many of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws.

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS). We design our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. We also must successfully manage the transition to RoHS-compliant products in order to minimize the effects of product inventories that may become excess or obsolete, as well as ensure that sufficient supplies of RoHS-compliant products can be delivered to meet customer demand. Failure to manage this transition may adversely impact our revenues and operating results. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

The European Union has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the European Union to enact the directive in their respective countries was August 13, 2004. Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

Our success depends on our ability to attract and retain key personnel.

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Chief Financial Officer, Phil Davis, our Executive Vice President of Worldwide Field Operations, James Kuenzel, our Senior Vice President of Engineering, and Robert Finley, our Vice President of Manufacturing and Operations. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

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

As of December 31, 2007, our executive officers, directors and their affiliates beneficially owned approximately 9.9% of our outstanding shares of common stock. These individuals may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.

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

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 during the first quarter of fiscal 2007. There is a risk that the adoption of FIN 48 could result in future inter-period effective income tax rate volatility.

The exercise of outstanding warrants may result in dilution to our stockholders.

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of December 31, 2007 there were outstanding warrants to purchase 337,742 shares of our common stock. The warrants have exercise prices ranging from $3.25 to $4.50 per share and expire at various dates through March 14, 2008. Additionally, on January 4, 2008 in connection with amending our agreement with HP, we issued a fully vested warrant to HP to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share. The warrant is exercisable for a period of five years from the date of issuance. When the exercise price of the warrants is less than the trading price of our common stock, exercise of the warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrants could cause the trading price of our common stock to decline.

Furthermore, it is also possible that future large customers or suppliers, make our relationship with them contingent on receiving warrants to purchase Dot Hill’s common stock. The impact of potentially issuing additional warrants can have a dilutive effect on our stockholders.

Our stock price may be highly volatile and could decline substantially and unexpectedly, which has resulted in litigation.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:

•	differences between our actual operating results and the published expectations of analysts;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the markets in which we operate;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.

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

As of December 31, 2007, 41% of our common stock was owned by six institutional stockholders. As a result a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

Geopolitical conditions, including military action, terrorist attacks and other acts of war, political risks, civil unrest widespread pandemics, and elongated interruptions of transoceanic telecommunications lines, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, critical shipping ports, personnel and operations that are located in the United States and internationally, as well as those of our OEM customers, suppliers, third party manufacturer and customers. Furthermore, these perils may result in temporary halts of commercial activity in the affected regions, and may result in the interruption of our supply chain or reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

Compliance with Sarbanes-Oxley Act of 2002.

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulations of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent registered public accounting firm. This process has required us to hire additional personnel and outside advisory services and has resulted in significant accounting, audit and legal expenses. We expect to continue to incur significant expense in future periods to comply with regulations pertaining to corporate governance as described above. In 2006 we implemented an ERP system, which was an extremely complicated, time consuming and expensive process. We will continue to upgrade and enhance our ERP system and data extraction tools to help us manage an increasingly more complex business model and establish additional internal processes and controls, all of which could result in additional significant expenses. Despite our efforts to continually enhance our systems, we cannot guarantee that our systems will continue to adequately help us manage our business.

Computer viruses and other forms of tampering with our computer systems or servers may disrupt our operations and adversely affect net income.

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results or financial condition.

Our facilities and the facilities of our suppliers and customers are located in regions that are subject to natural disasters.

Our California facilities, including our principal executive offices, are located near major earthquake faults, and close to areas that have recently been impacted by wildfires. Any bodily injury or property damage to the facilities or the surrounding infrastructure as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, some of our products are manufactured, sold or transported in regions which have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane or tsunami, affecting a country in which our products are manufactured or sold could adversely affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters and principal research and marketing facility currently occupies approximately 58,500 square feet in Carlsbad, California, under a lease that expires in April 2013. In addition, we lease six international offices in five countries: Germany, Japan, the Netherlands, China and the United Kingdom. On April 12, 2007 we entered into a lease contract with Circle Capital Longmont LLC, under which we lease approximately 44,300 square feet of office and laboratory space located in Longmont, Colorado. We use this office and laboratory space as our new research and development facility. The lease contract provides for a term of 65 months, commencing in August 2007 and ending December 2013. The lease for our previous research and development facility located in Longmont, Colorado expired in accordance with the lease terms on July 31, 2007. Flextronics currently manufactures substantially all of our products and we are transitioning portions of our manufacturing to MiTAC and SYNNEX. We believe that with our existing facilities and the manufacturing capabilities of Flextronics, MiTAC and SYNNEX, we have the capacity to meet any potential increases to our forecasted production requirements and therefore believe our facilities are adequate to meet our needs in the foreseeable future.

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

Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007. At the final settlement approval hearing on October 1, 2007, the court approved the final settlement, pending non-material changes to the terms of the settlement agreement. The order and final judgment was filed October 5, 2007.

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

In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We expect to file a motion to dismiss the consolidated matters pursuant to the SLC’s directive in the next few months. The outcome of these actions is uncertain, and no amounts have been accrued as of December 31, 2007.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks $500,000 in damages, as well as attorneys’ fees and costs. On November 1, 2007, we demurred to dismiss the complaint. We are now waiting for a ruling from the judge. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2007.

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

Chaparral Network Storage Shareholders Escrow Fund

In February 2007, we filed a claim for arbitration in Denver, Colorado alleging that the representative of the Chaparral Network Storage Shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads, Inc. A settlement was reached in principal in February 2008, however a formal settlement agreement has not been executed.

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

Our common stock is currently included for quotation on the Nasdaq Global Market and is currently traded under the symbol “HILL.”

The following table sets forth for the periods indicated the per share range of the high and low closing sales prices of our common stock as reported on the Nasdaq Global Market.

	Low	High

Year Ended December 31, 2006
First Quarter	$6.11	$7.91
Second Quarter	3.00	7.06
Third Quarter	3.03	3.96
Fourth Quarter	3.18	4.40
Year Ended December 31, 2007
First Quarter	3.34	3.96
Second Quarter	3.37	4.27
Third Quarter	2.91	3.97
Fourth Quarter	2.20	3.33

On March 10, 2008 the last reported sale price for our common stock on the Nasdaq Global Market was $3.56 per share. As of March 10, 2008 there were 46,054,529 shares of our common stock outstanding held by approximately 6,642 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

The following graph compares the cumulative 5-year total return provided shareholders on Dot Hill Systems Corp.’s common stock relative to the cumulative total returns of the S&P 500 Index, the NASDAQ Composite Index and a customized peer group of eight companies that includes: EMC Corp., Network Appliance Corp., Overland Storage Inc, Xyratex Limited, Emulex Corp., LSI Corp., Qualstar Corp. and Quantum Corp.. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on 12/31/2002 and its relative performance is tracked through 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dot Hill Systems Corp., The S&P 500 Index,
The NASDAQ Composite Index And A Peer Group

*$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

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

Statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the balance sheet data as of December 31, 2006 and 2007, have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. Statement of operations data for the years ended December 31, 2003 and 2004 and balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements not included herein. All data in thousands except per share data.

	2003	2004(2)	2005	2006	2007

Statement of Operations Data:
Net revenue	$187,448	$239,376	$233,799	$239,217	$207,095
Cost of goods sold	142,550	179,875	180,196	202,561	180,662

Gross profit	44,898	59,501	53,603	36,656	26,433
Operating expenses:
Sales and marketing	14,086	16,839	19,120	15,996	15,939
Research and development	11,950	17,993	23,628	36,529	22,564
General and administrative	7,418	9,992	12,933	18,119	12,606
Legal settlement(1)	—	—	—	3,395	—
In-process research and development(2)	—	4,700	—	—	—
Goodwill impairment charge(3)					40,725
Merger and restructuring expenses	—	(434)	—	—	—

Operating income (loss)	11,444	10,411	(2,078)	(37,383)	(65,401)
Other income, net	775	1,458	3,478	5,496	4,996
Income tax expense (benefit)(4)	88	272	(25,197)	48,885	(177)

Net income (loss)	$12,131	$11,597	$26,597	$(80,772)	$(60,228)

Net income (loss) attributable to common stockholders	$11,990	$11,597	$26,597	$(80,772)	$(60,228)

Net income (loss) per share:
Basic	$0.35	$0.27	$0.61	$(1.80)	$(1.32)

Diluted	$0.31	$0.25	$0.58	$(1.80)	$(1.32)

Weighted average shares outstanding:
Basic	33,856	43,460	43,903	44,757	45,534

Diluted	38,164	46,395	45,639	44,757	45,534

	2003	2004	2005	2006	2007

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$191,545	$126,186	$122,234	$99,663	$82,358
Working capital	177,650	123,384	135,293	102,941	88,418
Total assets	218,443	246,657	267,294	201,651	139,927
Total long-term debt	247	—	—	—	—
Total stockholders’ equity	184,133	196,827	232,051	155,912	96,429

(1)	See discussion of our legal settlement Note 12 to our 2007 consolidated financial statements.

(2)	The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

(3)	See discussion of our goodwill impairment in Note 1 to our 2007 consolidated financial statements.

(4)	See discussion of income taxes in Note 8 to our 2007 consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward- looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions products consist of integrated hardware and firmware employing a modular system that allows end-users to add capacity as needed. Our products provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolution architecture provides high performance and large capacities for a broad variety of environments. Our SANnet products have been distinguished by certification as NEBS Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.

Our products and services are sold worldwide to end-users through our channel partners, which consist primarily of OEMs, supplemented by SIs and VARs. Our OEM channel partners currently include, among others, Sun NetApp, Fujitsu Siemens, HP, Motorola, NEC, Sepaton and Stratus.

We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so, having shipped over 149,000 units to date. Over the past year we have experienced a decline in revenues from Sun. Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007 and expect revenues from NetApp to increase in 2008. Pursuant to our Master Purchase Agreement with Fujitsu Siemens, we are jointly developing with Fujitsu Siemens storage solutions utilizing key components and patented technologies from Dot Hill. We began shipping products to Fujitsu Siemens under the agreement in July 2006.

In January 2008, we entered into an agreement with HP to provide private-label, entry level RAID storage arrays to HP. We expect to begin shipping products to HP under the agreement in the second quarter of 2008. In connection with the agreement, we issued a five-year warrant to HP to purchase 1,602,489 shares of Dot Hill’s common stock (approximately 3.5% of Dot Hill’s outstanding shares prior to the issuance of the warrant).

Our agreements with our channel partners do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable partner. Our ability to achieve a return to profitability will depend on the level of orders we actually receive from our channel partners, the actual amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time and our ability to meet delivery schedules required by our channel partners.

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third party’s manufacturing and procurement economies of scale. Since 2002, we have outsourced substantially all of our manufacturing operations to Solectron, which was subsequently purchased by Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC will supply Dot Hill with manufacturing, assembly and test services from its facilities in China and SYNNEX will provide Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX will facilitate our strategic product initiatives, help to expand our global capabilities and further reduce our manufacturing costs. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 R/Evolution products are now manufactured by these partners.

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

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and travel expenses. Research and development expenses consist primarily of project-related expenses and salaries for employees directly engaged in research and development. General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions, expenditures for administrative facilities as well as expenditures for legal and accounting services and fluctuations in currency valuations.

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

On February 23, 2004, we completed the acquisition of Chaparral, a privately held developer of specialized storage appliances as well as high-performance, mid-range RAID controllers and data routers. The total transaction cost of approximately $67.6 million consisted of a payment of approximately $62 million in cash, the assumption of approximately $4.1 million related to obligations due certain employees covered by change in control agreements, approximately $0.8 million of direct transaction costs and approximately $0.7 million of accrued integration costs. We believe the acquisition of Chaparral has enabled us to increase the amount of proprietary technology within our storage systems, broaden our product line and diversify our customer base. We introduced the 2730 during the third quarter of 2006. The 2730 is the first product developed and launched based on the technology acquired from Chaparral and is also the first in a family of offerings focused on the incorporation of SAS and SATA drive technology in the same infrastructure with a variety of front-end host interfaces. We are now shipping the product to over a dozen customers, including Fujitsu Siemens, and shipped over 5,000 units in 2007.

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

Revenue Recognition

We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. We recognize revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. Historically these amounts have not been material.

We maintain inventory, or hubbing arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take our product under a hubbing arrangement in accordance with the schedule it originally provided to us, our future revenue stream could vary substantially from our forecasts and our results of operations could be materially affected.

In July 2007, we received an upfront nonrefundable payment from one of our customers in the amount of $2.5 million. This amount represented a reimbursement for production test equipment and tooling that will be utilized over the term of the agreement to manufacture product for this customer. The upfront nonrefundable payment will be deferred and recognized ratably over the term of the agreement.

Valuation of Inventories

Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead. We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a customer’s or third party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which would cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted.

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using a combination of the income approach and the market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with the business plan for fiscal 2008 through fiscal 2015. Our forecasts consider the effect of a number of factors including, but not limited to, the effect of the roll out of new products, securing new customers, the effect of the transition to a new contract manufacturer, the ability to reduce product costs and the impact of continued cost savings measures within operating expenses. It is possible, however, that the plans may change that actual results may differ significantly from our estimates. On a quarterly basis throughout 2007 we performed a step one impairment test of the goodwill related to our SANnet reporting unit through September 30, 2007. Based upon the results of our impairment tests, management concluded that the fair value of the reporting unit exceeded the carrying value, and therefore the second step of the goodwill impairment test was not required for any quarters through September 30, 2007. For example, for the quarter ended September 30, 2007, our valuation indicated a fair value of $146.0 million compared to our book value of $139.8 million. Our step one estimate of fair value using a blend of both the income approach and the market capitalization approach indicated a fair value of $122.0 million compared to our book value of $135.0 million as of our measurement date of November 30, 2007. The market value of our common stock declined each quarter during the current year, from a closing stock price of $3.93 per share at December 31, 2006 to a closing stock price of $3.03 per share at September 30, 2007. The primary reason for the decline in our valuation from September 30, 2007 to November 30, 2007 was due to the continued decline in the closing stock price of our stock to $2.54 per share at November 30, 2007, representing a 16% decline. As a result of these declines, management determined that the goodwill related to its SANnet reporting unit was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment, resulting in the recognition of an impairment to goodwill of $40.7 million.

Deferred Taxes

We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. In assessing the need for a valuation allowance, we consider all positive and negative evidence.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 as further described below. In accordance with the modified prospective transition method, our audited consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock options as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as well as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. We will evaluate the assumptions used to value stock options on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional stock options to employees our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

As of December 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $6.5 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Contingencies

From time to time we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (in thousands):

	Year Ended December 31,
	2005	2006	2007

Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	77.1	84.7	87.2

Gross profit	22.9	15.3	12.8

Operating expenses:
Sales and marketing	8.2	6.7	7.7
Research and development	10.1	15.3	10.9
General and administrative	5.5	7.6	6.1
Legal settlement	—	1.4	—
Goodwill impairment charges	—	—	19.7

Operating loss	(0.9)	(15.6)	(31.6)
Other income, net	1.5	2.3	2.4

Income (loss) before income taxes	0.6	(13.3)	(29.2)

Income tax expense (benefit)	(10.8)	20.4	(0.1)

Net income (loss)	11.4%	(33.6)%	(29.1)%

(percentages may not add due to rounding)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue decreased $32.1 million, or 13.4%, to $207.1 million for the year ended December 31, 2007 from $239.2 million for the year ended December 31, 2006. Net revenue from our SanNet II products declined from $215.6 million for the year ended December 31, 2007 to $145.1 million for year ended December 31, 2007. The decrease in net revenue for both SanNet II and overall revenue was primarily attributable to decreased orders for our products from our largest OEM customer, Sun, who sells our products under the ST-3000 brand product line. For the year ended December 31, 2007, net revenue from Sun accounted for 63.2% of our net revenue or $131.0 million, as compared to 82.0% or $196 million of our net revenue for the year ended December 31, 2006. The primary driver for the decline in Sun net revenue is due to the products nearing the end of their lifecycle and no follow-on products for the ST-3000 line have been developed to date. In terms of SanNet II unit sales, Fibre Channel units shipped were 7,135 for the year ended December 31, 2007 compared to 10,051 units for the year ended December 31, 2006. SCSI units shipped were 9,175 for the year ended December 31, 2007 compared to 12,596 units for the year ended December 31, 2006. Blade units shipped were 11,265 for the year ended December 31, 2007 compared to 12,373 units for the year ended December 31, 2006. SATA units shipped were 264 for the year ended December 31, 2007 compared to 2,278 units for the year ended December 31, 2006.

The decrease in net revenue from Sun was partially offset by increased net revenue from our Series 2000 products, a new family of products introduced during the third quarter of 2006, and net revenue to another large OEM customer, NetApp. Net revenue for our Series 2000 products increased from $13.3 million for the year ended December 31, 2006 to $28.5 million for the year ended December 31, 2007. We shipped 5,076 units of our series 2000 products for the year ended December 31, 2007 compared to 1,162 for the year ended December 31, 2006. The increase in units and net revenue from our Series 2000 products was driven primarily by new design wins during 2006 and 2007 representing the first full year of product shipments.

Net revenue from NetApp for the year ended December 31, 2007 was $25.9 million, or 12.5% of net revenue, up from $3.8 million, or 1.6% of net revenue, during the year ended December 31, 2006. The rapid growth in

NetApp net revenue was driven by NetApp’s product launch during the third quarter of 2007. The net revenue during the year ended December 31, 2006 was from pre-production units purchased by NetApp for testing and evaluation.

Cost of Goods Sold

Cost of goods sold decreased $21.9 million, or 10.8%, to $180.7 million for the year ended December 31, 2007 from $202.6 million for the year ended December 31, 2006. As a percentage of net revenue, cost of goods sold increased to 87.2% for the year ended December 31, 2007 from 84.7% for the year ended December 31, 2006. The decrease in the dollar amount of cost of goods sold was primarily attributable to a decrease in net revenue. The increase in cost of goods sold as a percentage of net revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a change in the product sales mix. Net revenue on our highest margin product sales to Sun and other SANnet II customers declined as a percentage of total net revenue. Sun net revenue declined from 82.0% of net revenue for the year ended December 31, 2006 to 63.2% for the year ended December 31, 2007. This was replaced by lower margin net revenue sales of our Series 2000 products and sales to NetApp. Net revenue from our Series 2000 products and NetApp represented 26.0% of net revenue for the year ended December 31, 2007 versus 7.1% for the year ended December 31, 2006.

Margins on our Series 2000 products for the year ended December 31, 2007 were lower than the corporate average due to two factors. First, we were in the process of transitioning the manufacturing of our Series 2000 products from Flextronics to MiTAC and SYNNEX in order to take advantage of lower manufacturing costs. This transition was completed during the fourth quarter of 2007. We also experienced higher inventory reserves, scrap and warranty expenses related to the Series 2000 products. Second, our historical experience indicates that gross margins on new products sold to new customers start out low initially and increase over the first several quarters as a result of maturing manufacturing processes, component cost reductions and value engineering the products to reduce costs. Thereafter the margin improvements are generally more modest. During 2007 we experienced improved margins on the Series 2000 products throughout the year.

The margins on our business with NetApp were also below corporate averages for two primary reasons. First, the products we sell to NetApp do not include higher margin value added features such as RAID controllers. Second, similar to the Series 2000 products, we are very early in the lifecycle of these products as they were launched during the third quarter of 2007 and our historical experience indicates that gross margins on new products start out low initially and increase over the first several quarters as a result of maturing manufacturing processes, component cost reductions and value engineering the products to reduce costs.

Gross Profit

Gross profit decreased $10.3 million, or 28.1%, to $26.4 million for the year ended December 31, 2007 from $36.7 million for the year ended December 31, 2006. As a percentage of net revenue, gross profit decreased to 12.8% for the year ended December 31, 2007 from 15.3% for the year ended December 31, 2006. The decrease in the dollar amount of gross profit as percentage of net revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to a reduction in overall net revenue and a change in the product sales mix which lowered the overall gross profit as a percentage of net revenue. The reduction in gross profit percentage was primarily driven by a change in product sales mix. Net revenue on our highest margin product sales to Sun declined as a percentage of total net revenue from 82.0% of net revenue for the year ended December 31, 2006 to 63.2% of net revenue for the year ended December 31, 2007. This was replaced by lower margin net revenue from our Series 2000 products and NetApp. Net revenues from our Series 2000 products and NetApp represented 26.0% of net revenue for the year ended December 31, 2007 versus 7.1% of net revenue for the year ended December 31, 2006.

Sales and Marketing Expenses

Sales and marketing expenses were relatively flat at $15.9 million for the year ended December 31, 2007 as compared to $16.0 million for the year ended December 31, 2006. As a percentage of net revenue, sales and marketing expenses increased to 7.7% for the year ended December 31, 2007 from 6.7% for the year ended

December 31, 2006. The decrease in the dollar amount of sales and marketing expenses was primarily attributable to a decrease in advertising, intangible amortization and payroll related expenses offset by increases in professional fees and stock-based compensation expense. The increase in sales and marketing expenses as a percentage of net revenue was primarily due to a decrease in net revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Research and Development Expenses

Research and development expenses decreased $13.9 million, or 38.1%, to $22.6 million for the year ended December 31, 2007 from $36.5 million for the year ended December 31, 2006. As a percentage of net revenue, research and development expenses decreased to 10.9% for the year ended December 31, 2007 from 15.3% for the year ended December 31, 2006. The decrease in research and development expenses both in dollar amounts and as a percentage of net revenue was primarily due to a reduction of $12.0 million in investment in prototypes and project materials. In 2006 we had increased levels of prototype and project materials expenses as we prepared NetApp products and our Series 2000 products for volume production. In addition the decrease was due to a reduction of $0.6 million in test related expenses, $0.4 million in third party professional and consulting fees and a reduction of $0.2 million for travel related expenses. We expect research and development expenses for the year ending December 31, 2008 will increase from spending levels incurred during 2007 due to the investment in prototype expenses and engineering staff associated with the requirements of our amended agreement with HP.

General and Administrative Expenses

General and administrative expenses decreased $5.5 million, or 30.4%, to $12.6 million for the year ended December 31, 2007 from $18.1 million for the year ended December 31, 2006. As a percentage of net revenue, general and administrative expenses decreased to 6.1% for the year ended December 31, 2007 from 7.6% for the year ended December 31, 2006. The decrease in both dollar amounts and as a percentage of net revenue was primarily attributable to a $1.9 million decrease in legal expense, a $1.3 million reduction in stock-based compensation expense, a $1.1 million reduction in recruiting, third party consulting and professional fees, a $1.4 million gain due to currency revaluation of intercompany transactions and a $0.5 million reduction in payroll related expenses, offset by a $0.2 million increase in accounting/tax related expenses.

Legal Settlement Expense

On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads $5.72 million on behalf of Dot Hill on July 17, 2006. $1.43 million was paid by Dot Hill for Taiwan taxes and is included in income tax expense on our statement of operations. Please refer to Note 12 in the accompanying consolidated financial statements.

Goodwill Impairment Charge

For the year ended December 31, 2007, we performed an impairment test of the goodwill related to our SANnet reporting unit for each quarter through September 30, 2007. Based upon the results of our impairment tests, management concluded that the fair value of the reporting unit exceeded the carrying value, and therefore the second step of the goodwill impairment test was not required for any quarters through September 30, 2007. During the fourth quarter of 2007 the market value of our common stock substantially declined. As a result of this decline we determined that the goodwill related to our SANnet reporting unit was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment resulting in the recognition of an impairment to goodwill of $40.7 million.

Other Income

Other income decreased by $0.5 million, or 9.1%, to $5.0 million for the year ended December 31, 2007 from $5.5 million for the year ended December 31, 2006. The decrease was primarily attributable to a decrease in interest income of $0.7 million due to a $17.3 million reduction in our cash and cash equivalents, partially offset by a increase in other income(expense), net of $0.2 million.

Income Taxes

We recorded an income tax benefit of $0.2 million for the year ended December 31, 2007 compared to income tax expense of $48.9 million for the year ended December 31, 2006. Our effective income tax rate of 0.1% for the year ended December 31, 2007 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes. For the year ended December 31, 2006, we recorded a tax expense of $48.9 million. The expense was comprised principally of a $47.1 million discrete income tax expense associated with the establishment of full valuation allowances for United States deferred tax assets. Our effective income tax rate of (153.3)% for the year ended December 31, 2006 differs from the U.S. federal statutory rate due to the discrete tax expense associated with the establishment of valuation allowances related to United States deferred tax assets, our valuation allowance against operations taxed in foreign jurisdictions, foreign taxes and state taxes.

At December 31, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $65.9 million valuation allowance associated with our United States deferred tax assets.

As of December 31, 2007, the Company has federal and state net operating losses of approximately $144.0 million and $77.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, the Company has federal tax credit carryforwards of $3.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.4 million will begin to expire in the tax year ending 2008. The Company also has state tax credit carryforwards of $4.1 million, of which $3.8 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.3 million will begin to expire in the tax year ending 2007.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenue

Net revenue increased $5.4 million, or 2.3%, to $239.2 million for the year ended December 31, 2006 compared to $233.8 million for the year ended December 31, 2005. The increase in net revenue was primarily attributable to shipments of our new 2730 storage products which are based on our R/Evolution platform. We shipped 2,385 of our 2730 RAID units for the year ended December 31, 2006 compared to none for the year ended

December 31, 2005. We shipped 10,051 Fibre Channel units for the year ended December 31, 2006 compared to 10,343 Fibre Channel units shipped for the year ended December 31, 2005. We shipped 12,596 SCSI units during the year ended December 31, 2006 compared to 13,563 SCSI units for the year ended December 31, 2005. We shipped 12,373 Blade units during the year ended December 31, 2006 compared to 5,325 Blade units shipped for the year ended December 31, 2005. We shipped 2,278 SATA units during the year ended December 31, 2006 compared to 2,780 SATA units shipped for the year ended December 31, 2005. Our sales to Sun accounted for 82.0% or $196.2 million of our net revenue for the year ended December 31, 2006 compared to 86.2% or $201.5 million for the year ended December 31, 2005. Non-Sun revenue was $43.0 million for the year ended December 31, 2006 compared to $32.3 million for the year ended December 31, 2005.

Cost of Goods Sold

Cost of goods sold increased $22.4 million, or 12.4%, to $202.6 million for the year ended December 31, 2006 compared to $180.2 million for the year ended December 31, 2005. As a percentage of net revenue, cost of goods sold increased to 84.7% for the year ended December 31, 2006 from 77.1% for the year ended December 31, 2005. The increase in the dollar amount of cost of goods sold was attributable to high initial production costs associated with our 2730 product, and the greater volume of product sales during the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in cost of goods sold, as a percentage of our net revenue was primarily attributable to a difference in our product mix resulting from sales of our 2730 product, share based compensation expense of $0.3 million related to the adoption of SFAS No. 123(R), and increased headcount (see gross profit section below for further explanation).

Gross Profit

Gross profit decreased $16.9 million, or 31.5%, to $36.7 million for the year ended December 31, 2006 compared to $53.6 million for the year ended December 31, 2005. As a percentage of net revenue, gross profit decreased to 15.3% for the year ended December 31, 2006 from 22.9% for the year ended December 31, 2005. The decrease in the dollar amount of gross profit is attributable to high initial production costs associated with our 2730 product, payments of royalties to Crossroads, and increased expenses associated with additional headcount and consulting fees.

The decrease in gross profit as a percentage of our net revenue for the year ended December 31, 2006 when compared to the year ended December 31, 2005 was attributable to the increased proportion of the 2730 product in our overall product mix and overhead and new product introduction expenses associated with other products that were readied for production during 2006.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.1 million, or 16.2%, to $16.0 million for the year ended December 31, 2006 compared to $19.1 million for the year ended December 31, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 6.7% for the year ended December 31, 2006 from 8.2% for the year ended December 31, 2005. The decrease in sales and marketing expenses was primarily attributable to a decrease in pay and pay related costs of $2.5 million primarily at our subsidiaries in Japan and Europe and reduced advertising expenses of $0.7 million offset by share based compensation expense of $0.3 million related to the adoption of SFAS No. 123(R).

Research and Development Expenses

Research and development expenses increased $12.9 million, or 54.7%, to $36.5 million for the year ended December 31, 2006 compared to $23.6 million for the year ended December 31, 2005. As a percentage of net revenue, research and development expenses increased to 15.3% for the year ended December 31, 2006 from 10.1% for the year ended December 31, 2005. The increase in research and development expenses was primarily due to the investment in prototypes and project materials for products under development for our OEM customers of $8.9 million, payroll related expenses of $1.8 million, testing expense of $0.9 million, facility related expenses of $0.7 million, and share based compensation expense of $0.6 million related to the adoption of SFAS No. 123(R).

General and Administrative Expenses

General and administrative expenses increased $5.2 million, or 40.3%, to $18.1 million for the year ended December 31, 2006 compared to $12.9 million for the year ended December 31, 2005. As a percentage of net revenue, general and administrative expenses were 7.6% for the year ended December 31, 2006 compared to 5.5% for the year ended December 31, 2005. The increase was primarily attributable to $1.3 million of expenses associated with the acceleration of vesting of stock options of our former chief executive officer and his consulting agreement, legal expense of $1.8 million, share based compensation expense of $1.2 million related to the adoption of SFAS No. 123(R), and accounting, auditing, and tax consulting expense of $1.3 million. This was offset by a $0.4 million decrease in bad debt expense.

Legal Settlement Expense

On June 28, 2006, we entered into a Settlement and License Agreement with Crossroads that settles Crossroads’ lawsuit against us and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend. In accordance with the Crossroads and Infortrend agreements, on July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads an additional $7.15 million on July 17, 2006, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. On October 5, 2006, we made a $1.475 million payment to Crossroads representing the remaining settlement amount due plus late fees. Please refer to Note 12 in the accompanying consolidated financial statements for further information.

Other Income

Other income increased by $2.0 million, or 57.1%, to $5.5 million for the year ended December 31, 2006 from $3.5 million for the year ended December 31, 2005. The increase was primarily attributable to an increase in interest income of $2.1 million due to higher interest rates, partially offset by a decrease in other income(expense), net of $0.1 million.

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

Consistent with the December 31, 2005 analysis, at September 30, 2006 we weighted the cumulative earnings evidence and forecasted future earnings evidence as the most significant factors in its analysis of the recoverability of its United States deferred tax assets in 2006. Due to changes in 2006, we determined that there was an overall greater proportional weight of negative evidence rather than positive evidence. Based on the expected cumulative three-year United States pre-tax loss as of December 31, 2007 and the anticipated losses in 2007, we concluded that we did not have objective, verifiable evidence of sufficient future taxable income to recover our United States deferred tax assets. As a result, we determined that as of September 30, 2006 it was not more likely than not that our United States deferred tax assets would be realized and re-established a $47.1 million valuation allowance associated with our United States deferred tax assets.

As of December 31, 2006, we had federal and state net operating losses of approximately $122.4 million and $57.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we had federal tax credit carryforwards of $3.7 million, of which approximately $0.5 million could be carried forward indefinitely to offset future taxable income, and the remaining $3.2 million will begin to expire in the tax year ending 2007. We also have state tax credit carryforwards of $3.9 million, of which $3.7 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.2 million will begin to expire in the tax year ending 2007. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet.

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

Liquidity and Capital Resources

The two primary drivers affecting liquidity and cash are working capital requirements and net profits or losses. Historically, the payment terms we have had to offer its customer’s have been relatively similar to the terms received from creditors and suppliers. We typically bill customers on an open account basis subject to our standard net thirty day payment terms. If in the longer term, our revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers. Furthermore, we have had to maintain only a small amount of inventory, as our customer’s for the most part took delivery of products directly from our contract manufacturer’s facility. In 2007 however, we started to hub inventory for some of our larger customer’s and consequently the growth in inventory has started to become a use of cash. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers, (specifically NetApp, HP and Fujitsu Siemens,) to manage inventory under hubbing arrangements, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

As of December 31, 2007, we had $82.4 million of cash and cash equivalents and $88.4 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of three months or less and consist principally of money market funds and commercial paper.

For the year ended December 31, 2007, cash used in operating activities was $14.3 million compared to cash used in operating activities of $18.4 million for the year ended December 31, 2006. The net cash used in operating activities in 2007 was attributable to the net loss of $60.2 million consisting of cash and non cash activities. The operating activities that affected cash consisted primarily of lower revenues and gross profit. The non cash operating activities included in the net loss that did not affect cash consisted of the following; goodwill impairment charge of $40.7 million; depreciation and amortization of $6.6 million; share-based compensation expense of $2.4 million; and loss on disposition of property and equipment of $0.3 million. Cash flow from operations reflects the positive impact of $5.7 million related to an overall decrease in accounts receivable due to lower revenues in 2007 as compared to 2006 and the timing of payments from our customers, a $1.0 million decrease in prepaid and other assets due to a reduction of $1.5 million in prepaid purchase price variance and a $0.2 million reduction in prepaid insurance, offset by an increase in prepaid interest of $0.2 million and various software maintenance contracts of $0.5 million, a $0.8 million increase in deferred revenues primarily due to a customer deposit. Additionally, other liabilities increased $1.7 million primarily due to an increase in deferred rent related to our new Longmont, CO facility of $0.6 million, a $1.6 million increase due to a customer deposit offset by a decrease of $0.3 million in deferred rent for our Carlsbad, CA facility and a $0.2 million decrease in our FIN 48 liability. Cash provided from operations was negatively impacted by a $5.9 million reduction in accounts payable due to the timing of payments to our vendors as well as lower sales volume, and a $6.8 million increase in inventory primarily due to the creation of hub inventory locations for certain of our customers.

Cash used in investing activities for the year ended December 31, 2007 was $4.4 million compared to $6.9 million of cash provided by investing activities for the year ended December 31, 2006. Cash used for the year ended December 31, 2007 was primarily attributable to cash paid for leasehold improvements at our Longmont, CO facility of $1.0 million and equipment and tooling purchases of $2.4 million.

Cash provided by financing activities for the year ended December 31, 2007 was $1.1 million compared to cash provided by financing activities of $2.0 million for the year ended December 31, 2006. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.2 million, and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $1.0 million.

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

Effective July 1, 2007, we amended our credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2009. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2006 and December 31, 2007, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands).

	Payments Due
					2013 and
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Operating Lease Obligations	$7,888	$1,622	$2,923	$2,973	$370
Settlement payments	490	490

	8,378	2,112	2,923	2,973	370

For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.

Settlement payments represent payments to be made in connection with a certain vendor settlement agreement whereby we are obligated to purchase 2,800 units of power supplies. The balance in the table above represents the undelivered power supplies at December 31, 2007. We expect to receive and pay for these power supplies within the ensuing six months.

We maintain indemnification agreements with certain of our OEM customers related to intellectual property and product liability.

In addition to the amounts shown in the table above, $0.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

At December 31, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, (“FASB”), issued FASB Statement No. 157, Fair Value Measurement, which establishes a definition of fair value, guidelines for measuring fair value and expands disclosures regarding fair value measurements. FASB Statement No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of FASB Statement No. 157, the FASB issued FASB Staff Position No. FAS 157-1 and FASB Staff Position No. FAS 157-2, which scope out the lease classification measurements under FASB Statement No. 13 from FASB Statement No. 157 and delay the effective date on FASB Statement No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of adoption of FASB Statement No. 157 and related guidance will have on the Company’s financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 , which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. FASB Statement No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our financial condition and results of operations.

In June 2007, the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007 the FASB issued FASB Statement No. 141R, Business Combinations, (“FASB Statement No 141R”). FASB Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FASB Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We are in the process of assessing the impact of the adoption of this standard on our future consolidated financial statements.

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

The following table provides information about our investment portfolio at December 31, 2007. For investment securities, the table presents carrying values, and as applicable, related weighted average interest rates by expected maturity dates (in thousands) at December 31.

2007

Cash equivalents	$78,157
Average interest rate	4.8%
Short-term investments	$—
Average interest rate	—
Total portfolio	$78,157
Average interest rate	4.8%

We have a line of credit agreement, which accrues interest at a variable rate. As of December 31, 2007, we had no balance under this line. If we incur a balance under this line, we will be exposed to interest rate risk on such debt.

Foreign Currency Exchange Rate Risk

A portion of our international business is presently conducted in currencies other than the United States dollar. Our international businesses operate primarily in, Euros, British Pounds and Japanese Yen. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the near future.

We regularly pursue new customers in various locations where new opportunities for storage networks are planned. As a result, a significant portion of our revenues are derived from North American customers, with our North American customers accounting for approximately 88% of our net sales during fiscal 2007, 92% of our fiscal 2006 net sales and 93% of our fiscal 2005 net sales. The locations of our international customers include Europe and Asia, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we are regularly required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations. While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from the financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of such period, our disclosure controls and procedures were effective and ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Dot Hill Systems Corp.’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f).

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and subsidiaries
Carlsbad, California

We have audited the internal control over financial reporting of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule, and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007, and of FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
March 14, 2008

Item 9B.	Other Information

Effective March 18, 2008 in accordance with our stock option grant policy and pursuant to the 2000 EIP, on March 13, 2008 the Compensation Committee approved the grant of annual stock options as follows:

Annual
Stock
Executive Officer	Options

Dana Kammersgard	100,000
Hanif Jamal	75,000
Philip Davis	100,000

The options will terminate ten years after March 18, 2008, the effective date of grant, or earlier in the event the optionholder’s service to us is terminated and will have an exercise price per share equal to the closing price of our common stock as reported on the Nasdaq Global Market for Monday, March 17, 2008. Subject to the optionholder’s continued service to us, the shares of common stock subject to the annual stock options vest 25% on the first anniversary of the date of grant with the remaining shares vesting monthly over the following three years.

Messrs. Kammersgard, Jamal and Davis did not receive a 2007 bonus.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers and Key Employees of the Registrant.”

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors and employees. A copy of our code of business conduct and ethics is available on our web site at www.dothill.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our web site. A paper copy of our code of business conduct and ethics may be obtained free of charge by writing to our Investor Relations Department at our principal executive office.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders is incorporated by reference.

The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2007.

	Number of Securities to	Weighted Average
	be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options	Remaining Available
Stock Plan	Options and Rights	and Rights	for Future Issuance

2000 EIP(1)	6,172,092	$5.32	978,532
2000 ESPP(2)	Not Applicable	Not Applicable	1,449,729
2000 NEDSOP	500,000	$5.88	413,124

Total	6,672,092	$5.36	2,841,385

(1)	The 2000 EIP provides for an annual increase to the share reserve, to be added on the date of each of our annual meetings of stockholders, equal to the lesser of (i) 1 million shares; (ii) 2% of our outstanding shares on such date, calculated on a fully diluted basis and assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants; or (iii) an amount to be determined by our board of directors.

(2)	The 2000 ESPP provides for an annual increase to the share reserve, to be added on the date of each of our annual meetings of stockholders, equal to the lesser of: (i) 100,000 shares; or (ii) an amount to be determined by our board of directors.

All of our equity compensation plans have been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders under the headings “Election of Directors” and “Certain Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders under the heading “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2006 and 2007, and the consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2005, 2006 and 2007, together with notes thereto included elsewhere in this Annual Report on Form 10-K are incorporated herein by reference.

(2) Financial statement schedules required to be filed by Item 8 and Item 15(b) of this Form:

The Schedule II — Valuation and Qualifying Accounts included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

All other schedules have been omitted from this annual report because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders’ Representative.(1)
3.1	Certificate of Incorporation of Dot Hill Systems Corp.(2)
3.2	Amended and Restated By-laws of Dot Hill Systems Corp.(27)
4.1	Certificate of Incorporation Dot Hill Systems Corp.(2)
4.2	By-laws of Dot Hill Systems Corp.(2)
4.3	Form of Common Stock Certificate.(3)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(4)
4.5	Form of Rights Certificate.(4)
4.6	Warrant to Purchase Shares of Common Stock dated June 22, 2006.(25)
4.7	Common Stock Warrant dated December 19, 2002.(5)
4.8	Warrant to Purchase Shares of Common Stock dated June 26, 2006.(25)
4.9	Common Stock Warrant dated March 14, 2003.(5)
10.1	Product Purchase Agreement between Dot Hill Systems Corp. and Sun Microsystems, Inc. dated May 24, 2002.(6)
10.2	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)*
10.3	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)*
10.4	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(6)*
10.5	Second Amendment to Product Purchase Agreement, dated as of January 26, 2004 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(13)*
10.6	Third Amendment to Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(13)*
10.7	Product Supplement/Award Letter (SATA) by and between Sun Microsystems, Inc. and Dot Hill Systems Corp. dated as of March 22, 2004.(13)*
10.8	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(4)
10.9	Employment letter agreement dated August 2, 1999 between Dot Hill Systems Corp. and Dana W Kammersgard.(7)†
10.10	2000 Amended and Restated Equity Incentive Plan.(8)†
10.11	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.12	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(8)†
10.13	2000 Amended and Restated Employee Stock Purchase Plan.(9)†
10.14	2000 Non-Employee Directors Stock Option Plan.(28)†
10.15	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors’ Stock Option Plan.(10)†
10.16	Credit Agreement dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)
10.17	Revolving Line of Credit Note dated July 1, 2004 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.(11)

Exhibit
Number	Description

10.18	Security Agreement and Addendum dated July 1, 2004 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(11)
10.19	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(12)*
10.20	OEM Agreement between Dot Hill Systems Corp. and Infortrend Technology, Inc. dated May 20, 2002.(12)*
10.21	Amended and Restated Change of Control Agreement dated April 6, 2006 between Dot Hill Systems Corp. and Dana Kammersgard.(23)†
10.22	Change of Control Agreement dated April 6, 2006 between Dot Hill Systems Corp. and Philip A. Davis.(23)†
10.23	Offer letter agreement dated July 5, 2006 between Dot Hill Systems Corp. and Hanif I. Jamal.(24)†
10.24	Change of Control Agreement dated July 14, 2006 between Dot Hill Systems Corp. and Hanif I. Jamal.(24)†
10.25	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(14)*
10.26	Description of Amended and Restated Policy for Director Compensation.(15)
10.27	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(16)
10.28	Fourth Amendment to Product Purchase Agreement dated September 26, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(17)*
10.29	Product Supplement/Award Letter dated September 27, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(17)*
10.30	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(17)*
10.31	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(17)*
10.32	Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc. and Network Appliance B.V.(17)*
10.33	Product Supplement/Award Letter dated October 20, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(18)*
10.34	Form of Indemnity Agreement.(19)
10.35	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(18)*
10.36	Consulting letter agreement effective March 1, 2006 and dated March 2, 2006 between Dot Hill Systems Corp. and James L. Lambert.(21)
10.37	Master Purchase Agreement effective January 13, 2006 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V.(22)*
10.38	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(23)*
10.39	Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit dated June 28, 2006 by and between Dot Hill Systems Corp. and Infortrend Technology Inc.(23)*
10.40	First Amendment to Credit Agreement dated July 1, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(25)*
10.41	Second Amendment to Credit Agreement dated September 14, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(25)*
10.42	Revolving Line of Credit Note dated July 1, 2006 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.(25)*
10.43	Security Agreement and Addendum dated July 1, 2006 by and between Dot Hill Systems Corp. and Wells Fargo Bank, National Association.(25)*

Exhibit
Number	Description

10.44	First Amendment dated August 3, 2006 to Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc., Network Appliance Holding and Manufacturing B.V.(25)*
10.45	Description of 2007 Executive Compensation Plan(26)
10.47	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.(29)*
10.48	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(30)
10.49	Revolving Line of Credit Note dated July 1, 2007 issued by Dot Hill Systems Corp. to Wells Fargo Bank, National Association.(31)
10.50	Second Amendment to the Development and OEM Supply Agreement, dated as of October 1, 2007, between Network Appliance, Inc. and Network Appliance Holding and Manufacturing, B.V., formerly known as Network Appliance B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.*
10.51	Third Amendment to the Development and OEM Supply Agreement, dated as of November 2, 2007, between Network Appliance, Inc. and Network Appliance Holding and Manufacturing, B.V., formerly known as Network Appliance B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.*
10.52	Technology License Agreement, dated as of October 1, 2007 between Network Appliance, Inc. and the Dot Hill Systems Corp.*
21.1	Subsidiaries of Dot Hill Systems Corp.(5)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement.

*	Confidential treatment has been granted by, or requested from, the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K dated August 23, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference

(10)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(15)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 8, 2006 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 17, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

(26)	Filed as Item 5.02(e) of our Current Report on Form 8-K filed with the SEC on March 2, 2007 and incorporated herein by reference.

(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(30)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP.

By:	/s/ Dana W. Kammersgard
Dana W. Kammersgard
Chief Executive Officer and President

Date: March 17, 2008

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

Name	Title	Date

/s/ Dana W. Kammersgard Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/s/ Hanif I. Jamal Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Charles Christ Charles Christ	Chairman of the Board of Directors	March 17, 2008

/s/ Kimberly Alexy Kimberly Alexy	Director	March 17, 2008

/s/ Joseph D. Markee Joseph D. Markee	Director	March 17, 2008

/s/ W.R. Sauey W.R. Sauey	Director	March 17, 2008

/s/ Roderick M. Sherwood III Roderick M. Sherwood III	Director	March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and subsidiaries
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007, and FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 14, 2008

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2007
(In thousands, except per share amounts)

	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents	$99,663	$82,358
Accounts receivable, net of allowance of $629 and $302	39,758	32,445
Inventories	2,210	9,013
Prepaid expenses and other	5,039	3,968

Total current assets	146,670	127,784
Property and equipment, net	9,738	9,599
Goodwill	40,725	—
Intangible assets, net	4,382	2,280
Other assets	136	264

Total assets	$201,651	$139,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,099	$28,472
Accrued compensation	3,231	3,115
Accrued expenses	8,652	6,227
Deferred revenue	521	1,409
Income taxes payable	226	143

Total current liabilities	43,729	39,366
Other long-term liabilities	2,010	4,132

Total liabilities	45,739	43,498

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2007, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 45,009 and 45,785 shares issued and outstanding at December 31, 2006 and 2007, respectively	45	46
Additional paid-in capital	290,705	294,193
Accumulated other comprehensive loss	(814)	(3,100)
Accumulated deficit	(134,024)	(194,710)

Total stockholders’ equity	155,912	96,429

Total liabilities and stockholders’ equity	$201,651	$139,927

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands, except per share amounts)

	2005	2006	2007

NET REVENUE	$233,799	$239,217	$207,095
COST OF GOODS SOLD	180,196	202,561	180,662

GROSS PROFIT	53,603	36,656	26,433

OPERATING EXPENSES:
Sales and marketing	19,120	15,996	15,939
Research and development	23,628	36,529	22,564
General and administrative	12,933	18,119	12,606
Legal settlement	—	3,395	—
Goodwill impairment charge	—	—	40,725

Total operating expenses	55,681	74,039	91,834

OPERATING LOSS	(2,078)	(37,383)	(65,401)

OTHER INCOME:
Interest income, net	3,394	5,505	4,787
Other income (expense), net	84	(9)	209

Total other income, net	3,478	5,496	4,996

INCOME (LOSS) BEFORE INCOME TAXES	$1,400	$(31,887)	$(60,405)
INCOME TAX EXPENSE (BENEFIT)	(25,197)	48,885	(177)

NET INCOME (LOSS)	$26,597	$(80,772)	$(60,228)

NET INCOME (LOSS) PER SHARE:
Basic	$0.61	$(1.80)	$(1.32)

Diluted	$0.58	$(1.80)	$(1.32)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	43,903	44,757	45,534

Diluted	45,639	44,757	45,534

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$26,597	$(80,772)	$(60,228)
Foreign currency translation adjustments	255	(736)	(2,286)
Net unrealized gain on short-term investments	89	40	—

Comprehensive income (loss)	$26,941	$(81,468)	$(62,514)

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity

Balance, January 1, 2005	—	$—	43,656	$44	$277,102	$(8)	$(462)	$(79,849)	$196,827
Amortization of deferred compensation						8			8
Exercise of stock options and warrants			561		1,780				1,780
Sale of common stock under ESPP			200		1,040				1,040
Tax benefit for disqualifying dispositions of stock options					5,455				5,455
Foreign currency translation adjustment							255		255
Net unrealized loss on short- term investments							89		89
Net income								26,597	26,597

Balance, December 31, 2005	—	—	44,417	44	285,377	—	(118)	(53,252)	232,051
Exercise of stock options and warrants			303	1	947				948
Sale of common stock under ESPP			289		1,055				1,055
Share-based compensation expense from stock options					2,835				2,835
Share-based compensation expense from ESPP					397				397
Share-based compensation expense from historical grant practices					94				94
Foreign currency translation adjustment							(736)		(736)
Net unrealized gain on short- term investments							40		40
Net income								(80,772)	(80,772)

Balance, December 31, 2006	—	—	45,009	45	290,705	—	(814)	(134,024)	155,912
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48								(458)	(458)
Exercise of stock options and warrants			414		170				170
Sale of common stock under ESPP			362	1	967				968
Share-based compensation expense from stock options					1,938				1,938
Share-based compensation expense from ESPP					413				413
Foreign currency translation adjustment							(2,286)		(2,286)
Net loss								(60,228)	(60,228)

Balance, December 31, 2007	—	$—	45,785	$46	$294,193	$—	$(3,100)	$(194,710)	$96,429

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands)

	2005	2006	2007

Cash Flows Related to Operating Activities:
Net income (loss)	$26,597	$(80,772)	$(60,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,504	7,200	6,573
Goodwill impairment charge	—	—	40,725
Loss on disposal of property and equipment	892	148	268
Provision for doubtful accounts	(560)	188	(216)
Share-based compensation expense	—	3,326	2,351
Deferred taxes	(25,300)	47,141	(16)
Other	(67)	—	—
Changes in operating assets and liabilities :
Accounts receivable	6,422	(5,234)	5,745
Inventories	785	612	(6,777)
Prepaid expenses and other assets	(1,598)	(344)	1,005
Accounts payable	(14,398)	4,259	(5,890)
Accrued compensation and other expenses	(231)	4,757	(261)
Deferred revenue	680	(961)	802
Income taxes payable	(470)	166	(84)
Restructuring accrual	(133)	(45)	—
Other liabilities	600	1,145	1,723

Net cash provided by (used in) operating activities	723	(18,414)	(14,280)

Cash Flows Related to Investing Activities:
Purchases of property and equipment	(4,733)	(6,548)	(4,447)
Sales of short-term investments	71,852	23,824	5,425
Purchases of short-term investments	(26,500)	(10,337)	(5,425)
Purchase of patent license portfolio	(2,500)	—	—

Net cash provided by (used in) investing activities	38,119	6,939	(4,447)

Cash Flows Related to Financing Activities:
Proceeds from exercise of stock options and warrants	1,781	948	170
Proceeds from sale of stock to employees	1,040	1,055	968

Net cash provided by financing activities	2,821	2,003	1,138

Effect of Exchange Rate Changes on Cash	(356)	332	284

Net Increase (Decrease) in Cash and Cash Equivalents	41,307	(9,140)	(17,305)
Cash and Cash Equivalents, beginning of year	67,496	108,803	99,663

Cash and Cash Equivalents, end of year	$108,803	$99,663	$82,358

Supplemental Disclosures of Cash Flow Information:
Construction in progress costs incurred but not paid	$885	$418	$563
Deferred tax asset for stock-based compensation credited to equity	$5,455	$—	$—
Reduction of goodwill resulting from the recognition of deferred tax assets	$16,386	$—	$—
Cash paid for income taxes	$499	$1,482	$245

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 and 2007

1.	Background and Summary of Significant Accounting Policies

Background

Dot Hill Systems Corp.  and subsidiaries (referred to herein as we, our or us) is a provider of enterprise storage for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture.

Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales toward indirect sales through channel partners. These channel partners either incorporate our products into their own private-label products or sell our products off the shelf. During 2002, we began outsourcing the manufacturing of our next-generation family of disk systems — SANnet II. Our headquarters is located in Carlsbad, California and we also have sales offices in the United States, Germany, Japan, the Netherlands, United Kingdom and China.

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

Cash and Cash Equivalents

Cash equivalents include highly liquid investments purchased with an original maturity of three months or less and consist principally of money market funds and commercial paper.

Allowance for Doubtful Accounts

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

We are required to estimate the fair value of all financial instruments included on our balance sheets. We believe the carrying value of our financial instruments, including cash equivalents, accounts receivable, and accounts payable approximates their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Financial Accounting Standards Board, or FASB, Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FASB Statement No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the operating and reportable segments identified in the notes to our consolidated financial statements. We determine the fair value of our reporting units using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with the business plan for fiscal 2008 through fiscal 2015. Our forecasts consider the effect of a number of factors including, but not limited to, the effect of the roll out of new products, securing new customers, the effect of the transition to a new contract manufacturer, the ability to reduce product costs and the impact of continued cost savings measures within operating expenses. Our step one estimate of fair value using a blend of both the income approach and the market capitalization approach indicated a fair value of $122.0 million compared to our book value of $135.0 million as of our measurement date of November 30, 2007. The decline in fair value in 2007 is primarily due to two factors; (i) the market value of our common stock substantially declined from a closing stock price of $3.93 per share at December 31, 2006 to a closing stock price of $2.54 per share at November 30, 2007, representing a 35% decline in our market capitalization and (ii) the fair value of our reporting unit based on the market capitalization approach declined from $120.0 million at November 30, 2006 to $88.0 million at November 30, 2007, representing a 21% decline. As a result of these declines, management determined that the goodwill related to its SANnet reporting unit was impaired and the second step of the goodwill

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test was performed to measure the amount of the impairment, resulting in the recognition of an impairment to goodwill of $40.7 million.

Long-Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is determined by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. We did not record any impairment in 2005, 2006 or 2007. Based on our most recent analysis, we believe that no impairment exists at December 31, 2007.

Revenue Recognition

In accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, or SAB 101, and SAB No. 104, Revenue Recognition, or SAB 104, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to our customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. Revenue is recognized for product sales upon transfer of title to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. If actual future returns and allowances differ from past experience, additional allowances may be required. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We recognize revenue on upfront nonrefundable payments from our customers by deferring the payment and recognizing it ratably over the term of the agreement. We maintain inventory, or hubbing arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products.

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

	Balance at			Deductions for
	Beginning of	Charged to	Deductions for	Change in	Balance at
Accrued Warranty Costs	Year	Operations	Costs Incurred	Estimates	End of Year

2005	$1,104	$2,445	$(2,803)	$—	$746
2006	$746	$2,363	$(2,446)	$—	$663
2007	$663	$3,570	$(2,852)	$—	$1,381

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our deferred product maintenance activity for the years ended December 31 is as follows (in thousands):

	Balance at
	Beginning of	New Warranty	Revenue	Balance at
Deferred Product Maintenance Revenue	Year	Revenue Contracts	Recognized	End of Year

2005	$779	$3,332	$(2,713)	$1,398
2006	$1,398	$3,003	$(3,820)	$581
2007	$581	$7,093	$(6,980)	$694

Advertising Costs

We expense advertising costs as incurred. For the years ended December 31, 2005, 2006 and 2007, advertising expenses were $1.2 million, $0.5 million, and $0.5 million, respectively.

Research and Development

Research and development costs are expensed as incurred. In conjunction with the development of our products, we incur certain software development costs. No costs have been capitalized pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant.

Change in Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment , which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. FASB Statement No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.

On January 1, 2006, we adopted the provisions of FASB Statement No. 123(R) using the modified prospective transition method. In accordance with this transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of FASB Statement No. 123(R). Under the modified prospective transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) using the Black-Scholes option-pricing model.

We account for stock options granted to non-employees using the fair value method. Compensation expense for options granted to non-employees has been determined in accordance with FASB Statement No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically recalculated as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2006, we disclosed compensation cost in accordance with FASB Statement No. 123. The provisions of FASB Statement No. 123 require us to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation cost for our stock option awards been determined based upon the fair value at the date of grant, in accordance with FASB Statement No. 123, our net income and basic and diluted net income per share would have been adjusted to the following amounts for the year ended December 31, (in thousands):

2005

Net income	$26,597
Stock-based employee compensation expense included in reported net income attributable to common stockholders	8
Stock-based employee compensation expense determined under fair value based method for all awards	(6,374)

Pro forma net income	$20,231

Basic net income per share:
As reported	$0.61
Pro forma	$0.46
Diluted net income per share:
As reported	$0.58
Pro forma	$0.44

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

In July 2006 the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Income tax positions must meet a more-likely-than-not

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. The cumulative effect of applying the provision of FIN 48 has been reported as an adjustment to the opening balance of our accumulated deficit as of January 1, 2007.

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net income (loss) per share for the years ended December 31 (in thousands):

	2005	2006	2007

Weighted average shares used to calculate basic net income (loss) per share	43,903	44,757	45,534
Dilutive effect of stock options and stock warrants	1,736	—	—

Weighted average shares used to calculate diluted net income (loss) per share	45,639	44,757	45,534

As of December 31, 2005, options to purchase 2,578,763 shares of common stock with exercise prices ranging from $6.03 to $17.14 per share were outstanding, but were not included in the calculation of diluted net income per share because their effect was antidilutive.

As of December 31, 2006, options to purchase 5,435,930 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and warrants to purchase 1,696,081 shares of common stock with exercise prices ranging from $2.97 to $4.50 per share, were outstanding, but were not included in the calculation of diluted net income per share because their effect was antidilutive.

As of December 31, 2007, options to purchase 6,672,095 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and warrants to purchase 337,742 shares of common stock with exercise prices ranging from $3.25 to $4.50 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which establishes a definition of fair value, guidelines for measuring fair value and expands disclosures regarding fair value measurements. FASB Statement No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of FASB Statement No. 157, the FASB issued FASB Staff Position No. FAS 157-1 and FASB Staff Position No. FAS 157-2, which scope out the lease classification measurements under FASB Statement No. 13 and delay the effective date of FASB Statement No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We are in the process of evaluating the impact the adoption of FASB Statement No. 157 and related guidance will have on our financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. FASB Statement No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our results of operations or financial condition.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are in the process of evaluating the impact of the adoption of this standard on our future consolidated financial statements.

In December 2007 the FASB issued FASB Statement No. 141R, Business Combinations, (“FASB Statement No 141R”). FASB Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FASB Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. We are in the process of assessing the impact of the adoption of this standard on our future consolidated financial statements.

2.	Risks and Uncertainties

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We do not require collateral or other securities to support customer receivables. A majority of our net revenue is derived from a limited number of customers. For the years ended December 31, 2005, 2006 and 2007 sales to one customer accounted for approximately 86%, 82% and 63% of total sales, respectively. At December 31, 2006 and 2007 our accounts receivable from one customer were approximately 74% and 48% of total accounts receivable, respectively. Revenues to another original equipment manufacturer, or OEM, accounted for 12.5% of our net revenue for the year ended December 31, 2007. At December 31, 2007 our accounts receivable from these customers was approximately $15.8 million.

Our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

Cash, Cash Equivalents, and Concentrations

The Federal Deposit Insurance Corporation, or FDIC, insures a corporation’s funds deposited in a bank up to a maximum of $0.1 million in the event of a bank failure. As of December 31, 2007, our cash and cash equivalents held in bank deposits exceeded the FDIC insured amount by approximately $82.4 million. We have not experienced any losses in relation to cash and cash equivalents in excess of FDIC insurance limits.

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

The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2005	2006	2007

Europe	4.6%	6.6%	10.0%
Asia	2.4	2.2	2.5

Total foreign sales	7.0%	8.8%	12.5%

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

We have historically outsourced the manufacture of substantially all of our products to a single manufacturer. Approximately 96%, 98% and 99% of our total raw material purchases for the years ended December 31, 2005, 2006 and 2007, respectively, were from this manufacturer. On February 22, 2007, we announced that we had entered into manufacturing agreements with an additional design manufacturer and a global supply chain service company.

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

3.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, (in thousands):

	2006	2007

Foreign currency translation adjustments	$(814)	$(3,100)

	$(814)	$(3,100)

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following at December 31, (in thousands):

	2006	2007

Purchased parts and materials	$612	$1,187
Finished goods	1,598	7,826

Total inventory	$2,210	$9,013

5.	Property and Equipment

Property and equipment consist of the following at December 31, (in thousands):

	2006	2007

Machinery and equipment	$11,620	$13,097
Furniture, fixtures, and computer software	3,862	4,235
Leasehold improvements	2,042	3,026
Construction in progress	77	596

Total property and equipment, at cost	17,601	20,954
Less accumulated depreciation	(7,863)	(11,355)

Total property and equipment, net	$9,738	$9,599

Depreciation expense was $4.6 million, $4.2 million, and $4.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

6.	Goodwill and Intangible Assets

Under the provisions of FASB Statement No. 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently if impairment indicators arise. All of our intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to five years.

In December 2005, we entered into a Patent Cross License with International Business Machines Corporation, or IBM. Pursuant to the Patent Cross License, each party acquired a nonexclusive worldwide license under certain of the other party’s patents related to information handling systems. The license term extends for the remaining life of the patents and any new patents that are that are granted to either party through December 31, 2008. In connection with the Patent Cross License, we paid IBM a one-time licensing fee of $2.5 million. The Patent Cross License was recorded as an intangible asset and is being amortized over the patents’ applicable useful lives.

For the year ended December 31, 2007, we performed an impairment test of the goodwill related to our SANnet reporting unit based on our measurement date of November 30, 2007. During the fourth quarter of 2007 the market value of our common stock substantially declined. As a result of this decline, we determined that the goodwill related to our SANnet reporting unit was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment, resulting in the recognition of an impairment to goodwill of $40.7 million. See Note 1.

Other than the 2007 impairment discussed above, there were no changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets that are subject to amortization under FASB Statement No. 142 consist of the following as of December 31, 2006 and 2007 (in thousands):

	December 31, 2006
		Accumulated
	Gross	Amortization	Net

Core technology	$5,000	$(3,148)	$1,852
Customer relationships	2,500	(2,023)	477
Licensed Patent Portfolio	2,570	(517)	2,053

Total intangible assets	$10,070	$(5,688)	$4,382

	December 31, 2007
		Accumulated
	Gross	Amortization	Net

Core technology	$5,000	$(4,260)	$740
Customer relationships	2,500	(2,500)	—
Licensed Patent Portfolio	2,570	(1,030)	1,540

Total intangible assets	$10,070	$(7,790)	$2,280

Amortization expense related to intangible assets totaled $2.9 million, $3.0 million and $2.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2007 is as follows (in thousands):

2008	$1,255
2009	514
2010	511

Total	$2,280

7.	Credit Facilities

Line of Credit

Effective July 1, 2007, we amended our credit agreement to extend our term for two years with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2009. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2006 and December 31, 2007, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2005	2006	2007

Current:
Federal	$624	$—	$—
State, local and foreign	41	1,744	(177)

	665	1,744	(177)

Deferred:
Federal	(18,697)	39,914	—
State, local and foreign	(7,165)	7,227	—

	(25,862)	47,141	—

Total income tax provision (benefit)	$(25,197)	$48,885	$(177)

The reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31, (in thousands):

	2005	2006	2007

Federal statutory rate	$490	$(11,160)	$(21,142)
State and local income taxes, net of federal benefit	(4,569)	4,699	13
Increase (decrease) in valuation allowance	(22,112)	49,281	1,197
Foreign tax differential	1,418	6,171	5,732
Research and development credits	(393)	(805)	(189)
Goodwill impairment	—	—	13,846
Other	(31)	699	366

Income tax provision (benefit)	$(25,197)	$48,885	$(177)

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31 (in thousands):

	2006	2007

Deferred tax assets:
Net operating loss and tax credit carry forwards	$61,652	$62,866
Inventory reserve and uniform capitalization	734	962
Stock options and warrants	2,279	2,657
In-process research and development	390	336
Allowance for bad debts	111	74
Vacation accrual	389	388
Deferred rent	931	1,147
Warranty accrual	278	580
Deferred revenue	25	—
Depreciation and amortization	183	788
Other accruals and reserves	354	287

Total deferred tax assets	67,326	70,085

Deferred tax liabilities:
State taxes	(3,196)	(3,942)
Depreciation and amortization	—	—
Acquired intangibles	(872)	(224)

Total deferred income tax liabilities	(4,068)	(4,166)

Valuation allowance	(63,258)	(65,903)

Net deferred tax assets	$—	$16

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)

Balance, January 1, 2007	$11,235
Increase related to prior period positions	1,300
Increase related to current year tax positions	66
Settlements with foreign taxing authorities	(7,986)
Expiration of the statute of limitations for the assessment of taxes	(100)
Other	—

Balance, December 31, 2007	$4,515

The cumulative effects of adopting FIN 48 resulted in an increase of $0.5 million to accumulated deficit and an increase in other long term liabilities of $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2007 we had cumulative unrecognized tax benefits of approximately $4.5 million, of which approximately $0.2 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.3 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. During the fourth quarter of 2007, the Company concluded an examination with a foreign tax authority which resulted in a decrease to the Company’s

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits of $8.0 million, of which $7.6 million had no impact on the Company’s effective tax rate due to the existence of a valuation allowance against net operating loss carryforwards. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2007, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months.

Due to net operating losses and other tax attributes carried forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1994, through December 31, 2006. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 1999, through 2006.

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

At December 31, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $65.9 million valuation allowance associated with our United States tax assets.

As of December 31, 2007, we had federal and state net operating losses of approximately $144.0 million and $77.0 million, which begin to expire in the tax years ending 2013 and 2007, respectively. In addition, we had federal tax credit carryforwards of $3.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.4 million will begin to expire in the tax year ending 2008. We also had state tax credit carryforwards of $4.1 million, of which $3.8 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.3 million began to expire in the tax year ending 2007.

The Company has not provided for any residual U.S. income taxes on the earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

Increase in Authorized Common Shares

In April 2005, our board of directors authorized an increase of 1,000,000 shares of our common stock issuable pursuant to our 2000 Equity Incentive Plan, or 2000 EIP, and 100,000 shares of our common stock issuable pursuant to our 2000 Employee Stock Purchase Plan, or 2000 ESPP. This increase in shares became effective on the date of our 2005 Annual Stockholders Meeting, which was held April 25, 2005.

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

10.	Stock Options and Warrants

Stock Incentive Plans

2000 EIP.  During 2006 and 2005, we primarily granted options to purchase common stock to our employees and consultants under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) 2% of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of December 31, 2007, options to purchase 6,172,095 shares of common stock were outstanding under the 2000 EIP and options to purchase 978,532 shares of common stock remained available for grant under the 2000 EIP.

2000 NEDSOP.  Under our 2000 New Employee Directors Stock Option Plan, or 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2007, options to purchase 500,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 413,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP.  The 2000 ESPP qualifies under the provisions of Section 423 of the IRC and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. There were 289,073 and 361,806 shares issued for the 2000 ESPP purchase periods that ended in the year ended December 31, 2006 and 2007, respectively. As of December 31, 2007, the 2000 ESPP had a total of 1,449,729 shares available for purchase.

As of December 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $6.5 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying consolidated statement of operations for the years ended December 31, 2006 and 2007 (amounts in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2007

Cost of goods sold	$327	$372
Sales and marketing	307	478
Research and development	627	819
General and administrative	1,972	682

Share-based compensation expense before taxes	3,233	2,351
Related deferred income tax benefits	—	—

Share-based compensation expense, net of income taxes	$3,233	$2,351

Share-based compensation expense is derived from:
Stock options	$2,836	$1,938
2000 ESPP	397	413

Total	$3,233	$2,351

Share-based compensation expense recognized during the year ended December 31, 2007 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2007, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant date fair values estimated in accordance with the provisions of FASB Statement No. 123(R). FASB Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under FASB Statement No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options for period after December 31, 2005 has been adjusted for estimated forfeitures.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	shares	exercise price	(in years)	(in thousands)

Outstanding at January 1, 2005	4,214,095	$6.68
Granted	1,328,000	5.78
Exercised	(315,112)	3.11
Forfeited	(309,677)	7.72
Expired	(86,495)	11.40

Outstanding at December 31, 2005	4,830,811	6.52
Granted	2,162,501	5.16
Exercised	(278,855)	3.11
Forfeited	(900,262)	6.16
Expired	(378,265)	7.88

Outstanding at December 31, 2006	5,435,930	6.12
Granted	1,853,696	3.40
Exercised	(70,969)	2.40
Forfeited	(258,850)	4.28
Expired	(287,712)	8.75

Outstanding at December 31, 2007	6,672,095	$5.36	6.96	$247
Vested and expected to vest at December 31, 2007	6,121,470	$5.50	6.78	$246
Exercisable at December 31, 2007	3,920,901	$6.32	5.65	$239

The weighted average grant-date fair values of options granted during the twelve months ended December 31, 2005, 2006 and 2007 were $3.49 per share, $3.26 per share and $2.06 per share, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2005, 2006 and 2007 was $0.9 million, $0.3 million and $0.1 million, respectively.

During the twelve months ended December 31, 2007, financing cash generated from share-based compensation arrangements amounted to $0.2 million for the purchase of shares upon exercise of options and $1.0 million collected for the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.

The aggregate intrinsic value in the table above is based our closing stock price of $2.43 per share as of the last business day of the fiscal year ended December 31, 2007, which value would have been realized by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the twelve months ended December 31, 2005, 2006 and 2007 was $9.9 million, $2.9 million and $2.9 million, respectively.

On December 1, 2005, we accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $6.74 per share that were previously awarded under our equity compensation plans to our employees. These options were accelerated to avoid recording future compensation expense with respect to such options following adoption of FASB Statement No. 123(R). Our management believes that because such options had exercise prices in excess of the current market value of our stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 1,

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005. Options to purchase approximately 0.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $11.71.

As of December 31, 2005, 2006 and 2007, approximately 1,867,338, 3,345,683 and 3,920,901 options were exercisable at a weighted average exercise price of $4.56, $6.81 and $6.32, respectively.

The impact of not adopting FASB Statement No. 123(R) for 2006 would have increased net income by $3.2 million before and after tax ($0.07 per basic and diluted share).

To estimate compensation expense which would have been recognized under FASB Statement No. 123 for the year ended December 31, 2005 and the compensation cost that was recognized under FASB Statement No. 123(R) for the years ended December 31, 2006 and 2007, we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP			2000 Espp
	Years Ended			Years Ended
	December 31,			December 31,
	2005	2006	2007	2005	2006	2007

Risk-free interest rate	3.86%	4.89%	4.48%	4.08%	4.98%	4.75%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Volatility	78%	68%	68%	75%	68%	68%
Expected life	4.1 years	5.5 years	5.2 years	0.5 years	0.5 years	0.5 years

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

Warrants

During the years 2002 and 2003 we issued warrants to purchase 2,065,310 shares of our common stock at exercise prices between $2.97 and $4.50. At December 31, 2007, there were outstanding warrants to purchase 337,742 shares of our common stock. These warrants have exercise prices ranging from $3.25 to $4.50 per share and expire at various dates through March 18, 2008.

11.	Employee Benefit Plans

Dot Hill Retirement Savings Plan

The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. We may match 50% of participating employees’ contributions up to a specified limit of $1,000. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2005, 2006 and 2007 were $0.1 million, $0.1 million and $0.2 million, respectively.

Employee Stock Purchase Plan

The 2000 ESPP was adopted in August 1997, and amended and restated in March 2000. The 2000 ESPP qualifies under the provisions of Section 423 of the IRC and provides our eligible employees, as defined in the 2000 ESPP with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. We have reserved 2,300,046 shares of common stock for issuance pursuant to the 2000 ESPP. During

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years ended December 31, 2005, 2006 and 2007, approximately 200,000, 289,000 and 362,000 shares, respectively, were issued under the 2000 ESPP.

12.	Commitments and Contingencies

Operating Leases

We lease office space and equipment under non-cancelable operating leases, which expire at various dates through April 2013. Rent expense for the years ended December 31, 2005, 2006 and 2007 was $1.5 million, $1.7 million and $1.7 million, respectively. Sublease rental income for the years ended December 31, 2005, 2006 and 2007 was $0.6 million, $0.4 million and $0.3 million, respectively.

New Longmont Research and Development Facility Lease

On April 12, 2007, we entered into a lease contract with Circle Capital Longmont LLC, under which we will lease approximately 44,300 square feet of office and laboratory space located at 1351 South Sunset in Longmont, Colorado. We will use this office and laboratory space as our new research and development facility. The lease contract provides for a term of 65 months, commencing in August 2007 and ending December 2012. The lease contract provides for two renewal terms of 5 years each. Rental obligations will be payable on a monthly basis. Our previous research and development facility located in Longmont, Colorado expired in accordance with the lease terms on July 31, 2007.

Future minimum lease payments due under all non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$1,622
2009	1,493
2010	1,430
2011	1,469
2012	1,504
Thereafter	370

Total minimum lease payments	$7,888

In addition to our rental obligations, we will be responsible for certain costs and charges specified in the contract, including certain operating and utility expenses. We maintain indemnification agreements with certain of our OEM customers related to intellectual property and product liability.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 26, 2007, we adopted the 2007 Executive Compensation Plan, or the 2007 Compensation Plan. Under the 2007 Compensation Plan, our President and Chief Executive Officer, Dana Kammersgard, our Chief Financial Officer, Hanif Jamal, and our Senior Vice President of Worldwide Sales and Marketing, Philip Davis, were each eligible to receive bonuses in an amount to be calculated in accordance with the terms of the 2007 Compensation Plan. Target 2007 bonuses for Messrs. Kammersgard, Jamal and Davis were equal to 80%, 55% and 50%, respectively, of their applicable base salaries. 50% of any 2007 bonus would be paid in cash and the remainder in the form of a stock option having a Black-Scholes value equal to 50% of the target 2007 bonus. Payment of the 2007 bonuses proportionately dependent on the achievement of financial goals relating to revenue and operating income and management business objectives. The 2007 Executive Compensation Plan also provided for the payment in cash of an additional 2007 stretch bonus equal to up to 50% of each executive’s target 2007 bonus, payable upon the achievement of additional financial goals. No 2007 stretch bonus would be paid unless the financial goals described above relating to the 2007 target bonus are achieved at a minimum 90% level and unless the additional financial goals specific to the 2007 stretch bonus are achieved at specified minimum levels. For the year ended December 31, 2007, no amounts were payable under or accrued for the 2007 Compensation Plan and no bonuses were paid.

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 28, 2006 we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc. In accordance with the Crossroads and Infortrend agreements, July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by United States Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.

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

Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of the $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for the $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The Court granted Dot Hill leave to amend the cross complaint as to those two causes of action. No trial date has been scheduled. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2007.

Chaparral Securities Class Action

In August 2004, a class action lawsuit was filed against, among others, Chaparral and a number of its former officers and directors in the United States District Court for the Central District of California. The lawsuit, among

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Plaintiffs filed a related action in the Superior Court of the State of California, Orange County, in December of 2005, alleging many of the same claims. That action was stayed pending the outcome of the federal appeal. The parties have reached a settlement of the securities class actions. That settlement was preliminarily approved by the Orange County Superior Court on March 19, 2007. At the final settlement approval hearing on October 1, 2007, the court approved the final settlement, pending non-material changes to the terms of the settlement agreement. The order and final judgment was filed October 5, 2007.

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

In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We expect to file a motion to dismiss the consolidated matters pursuant to the SLC’s directive in the next few months. The outcome of these actions is uncertain, and no amounts have been accrued as of December 31, 2007.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks $500,000 in damages, as well as attorneys’ fees and costs. On November 1, 2007, we demurred to dismiss the complaint. We are now waiting for a ruling from the judge. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2007.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Chaparral Network Storage Shareholders Escrow Fund

In February 2007, we filed a claim for arbitration in Denver, Colorado alleging that the representative of the Chaparral Network Storage Shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads, Inc. A settlement was reached in principal in February 2008, however a formal settlement agreement has not been executed.

Other Litigation

We are involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.

13.	Subsequent Event

In January 2008, we amended our Product Purchase Agreement, or the Agreement, originally entered into with Hewlett-Packard Company, or HP, in September 2007 to allow for sales to additional divisions within HP. The Agreement does not contain any minimum purchase commitments and the term of the Agreement was extended from one to five years. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and an a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant will be recorded as a reduction in revenue in the period the Agreement was signed.

14.	Segment and Geographic Information

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

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning revenue by product and service is as follows (in thousands):

		Legacy and
	SANnet Families	Other	Services	Total

Year ended December 31, 2005:
Net revenue	$225,705	$5,388	$2,706	$233,799

Gross profit	$51,856	$1,243	$504	$53,603

Year ended December 31, 2006:
Net revenue	$232,298	$3,100	$3,819	$239,217

Gross profit	$35,087	$385	$1,184	$36,656

Year ended December 31, 2007:
Net revenue	$199,222	$893	$6,980	$207,095

Gross profit	$23,527	$142	$2,764	$26,433

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Families	Other	Services	Total

As of:
December 31, 2006	$195,332	$3,024	$3,295	$201,651

December 31, 2007	$132,599	$1,022	$6,306	$139,927

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	As of and for the Year Ended
	December 31,
	2005	2006	2007

Net revenue:
United States	$217,469	$218,009	$181,312
Europe	10,730	15,851	20,538
Asia	5,600	5,357	5,245

	$233,799	$239,217	$207,095

Income (loss) before income taxes:
United States	$4,571	$(18,306)	$(55,045)
Europe	(2,636)	(13,220)	(5,818)
Asia	(535)	(361)	458

	$1,400	$(31,887)	$(60,405)

Assets:
United States	$260,826	$192,539	$128,814
Europe	3,997	6,358	9,546
Asia	2,471	2,754	1,567

	$267,294	$201,651	$139,927

Net revenue is recorded in the geographic area in which the sale is originated.

15.	Quarterly Financial Information (Unaudited)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter

Year Ended December 31, 2006:
Net revenue	$58,686	$66,265	$54,846		$59,420
Gross profit	11,161	13,770	7,033		4,692
Loss before income taxes	(7,545)	(8,415)	(7,618)		(8,309)
Net loss	(4,975)	(6,626)	(60,086	)(1)	(9,085)
Basic and diluted net loss per share	(0.11)	(0.15)	(1.34)		(0.20)
Year Ended December 31, 2007:
Net revenue	$53,441	$56,199	$45,691		$51,764
Gross profit	6,674	6,924	6,525		6,310
Loss before income taxes	(5,670)	(3,835)	(4,067)		(46,833	)(2)
Net loss	(5,962)	(3,742)	(4,123)		(46,401	)(2)
Basic and diluted net loss per share	(0.13)	(0.08)	(0.09)		(1.01)

(1)	See discussion of income taxes in Note 8.

(2)	See discussion of our goodwill impairment in Note 1.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End of
	Year	Expenses	Deductions		Year
	(In thousands)

Allowance for doubtful accounts and sales returns:
Year ended December 31, 2005	$491	$560	$757	(1)	$294
Year ended December 31, 2006	294	335	—	(1)	629
Year ended December 31, 2007	629	(216)	111	(1)	302
Reserve for excess and obsolete inventories:
Year ended December 31, 2005	$1,685	$1,856	$2,548	(2)	$993
Year ended December 31, 2006	993	1,082	333	(2)	1,743
Year ended December 31, 2007	1,743	1,110	691	(2)	2,162

(1)	Uncollectible receivables charged off and credit issued for product returns.

(2)	Consists primarily of the sale or disposal of excess/obsolete inventories.