Form 10-Q
period 2008-06-30
DOT HILL SYSTEMS CORP
filed 2008-08-11
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The registrant had 46,058,904 shares of common stock, $0.001 par value, outstanding as of August 2, 2008.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2008
INDEX

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,	June 30,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$82,358	$62,082
Accounts receivable, net of allowance of $302 and $228	32,445	46,458
Inventories	9,013	13,584
Prepaid expenses and other	3,968	4,534

Total current assets	127,784	126,658
Property and equipment, net	9,599	8,231
Intangible assets, net	2,280	1,467
Other assets	264	225

Total assets	$139,927	$136,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,472	$36,004
Accrued compensation	3,115	3,237
Accrued expenses	6,227	4,684
Deferred revenue	1,409	1,196
Income taxes payable	143	488

Total current liabilities	39,366	45,609
Other long-term liabilities	4,132	3,616

Total liabilities	43,498	49,225

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 45,781 and 46,055 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	46	46
Additional paid-in capital	294,193	298,701
Accumulated other comprehensive loss	(3,100)	(3,202)
Accumulated deficit	(194,710)	(208,189)

Total stockholders’ equity	96,429	87,356

Total liabilities and stockholders’ equity	$139,927	$136,581

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
NET REVENUE	$56,199	$71,027	$109,640	$123,853
COST OF GOODS SOLD	49,275	63,805	96,042	112,465

GROSS PROFIT	6,924	7,222	13,598	11,388

OPERATING EXPENSES:
Sales and marketing	3,871	3,647	7,779	7,919
Research and development	4,797	7,125	10,871	14,549
General and administrative	3,322	3,939	6,992	6,982
Legal settlement	—	—	—	(3,836)

Total operating expenses	11,990	14,711	25,642	25,614

OPERATING LOSS	(5,066)	(7,489)	(12,044)	(14,226)

OTHER INCOME:
Interest income	1,231	358	2,539	1,066
Other income, net	—	—	—	79

Total other income, net	1,231	358	2,539	1,145

LOSS BEFORE INCOME TAXES	(3,835)	(7,131)	(9,505)	(13,081)
INCOME TAX (BENEFIT) EXPENSE	(93)	239	199	398

NET LOSS	$(3,742)	$(7,370)	$(9,704)	$(13,479)

NET LOSS PER SHARE:
Basic and diluted	$(0.08)	$(0.16)	$(0.21)	$(0.29)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	45,472	46,055	45,315	46,005

COMPREHENSIVE LOSS:
Net loss	$(3,742)	$(7,370)	$(9,704)	$(13,479)
Foreign currency translation adjustments	163	130	(441)	(101)

Comprehensive loss	$(3,579)	$(7,240)	$(10,145)	$(13,580)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2007	2008
Cash Flows From Operating Activities:
Net loss	$(9,704)	$(13,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,422	2,991
Loss on disposal of property and equipment	166	57
Reduction in bad debt reserve	(41)	(120)
Issuance of warrant to customer	—	2,282
Share-based compensation expense	977	1,563
Changes in operating assets and liabilities:
Accounts receivable	2,169	(13,851)
Inventories	(826)	(4,547)
Prepaid expenses and other assets	725	(530)
Accounts payable	(3,824)	7,370
Accrued compensation and expenses	(3,005)	(1,448)
Deferred revenue	8	(228)
Income taxes payable	15	345
Other long-term liabilities	(65)	(516)

Net cash used in operating activities	(9,983)	(20,111)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,914)	(865)

Net cash used in investing activities	(1,914)	(865)

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	508	465
Proceeds from exercise of stock options and warrants	134	198

Net cash provided by financing activities	642	663

Effect of Exchange Rate Changes on Cash	(11)	37

Net Decrease in Cash and Cash Equivalents	(11,266)	(20,276)
Cash and Cash Equivalents, beginning of period	99,663	82,358

Cash and Cash Equivalents, end of period	$88,397	$62,082

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$172	$56

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in progress costs incurred but not paid	$350	$275

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The Company
     Dot Hill Systems Corp (referred to herein as Dot Hill, we, our or us) is a provider of entry level and midrange storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete very high capacity storage area networks, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolution(TM) architecture provides high performance and large capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, (or iSCSI), or Serial Attached SCSI, (or SAS), interconnects to switches and/or hosts. Our SANnet products have been distinguished by certification as Network Equipment Building System, or NEBs, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
Basis of Presentation
     The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2008.
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
Revenue Recognition
     In accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to our customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. Revenue is recognized for product sales upon transfer of title to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. If actual future returns and allowances differ from past experience, additional allowances may be required. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We recognize revenue on upfront nonrefundable payments from our customers by deferring the payment and recognizing it ratably over the term of the agreement. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a

Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customers we recognize the value of that consideration as a reduction in revenue. We maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products.
     A majority of our net revenue is derived from a limited number of customers. We currently have three customers that each account for more than 10% of our total net revenue; Sun Microsystems, Hewlett Packard, and NetAPP. For the three months ended June 30, 2008 sales to these OEM customers accounted for approximately 84% of total sales as compared to approximately 75% for the three months ended June 30, 2007. Net revenue to Sun accounted for approximately 28% and 65% of total net revenue for the three months ended June 30, 2008 and 2007, respectively. Net revenue to HP accounted for 33% and less than 1% of total net revenue for the three months ended June 30, 2008 and 2007, respectively. Net revenue to NetAPP accounted for 22% and 9% of total net revenue for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 sales to these OEM customers accounted for approximately 79% of total sales as compared to approximately 76% for the six months ended June 30, 2007. Net revenue to Sun accounted for approximately 35% and 71% of total net revenue for the six months ended June 30, 2008 and 2007, respectively. Net revenue to HP accounted for 21% and less than 1% of total net revenue for the six months ended June 30, 2008 and 2007, respectively. Net revenue to NetAPP accounted for 23% and less than 5% of total net revenue for the six months ended June 30, 2008 and 2007, respectively. No other customer had net revenue for the three and six months ended June 30, 2008 and 2007 that represented 10% or more of our total net revenue.
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
     During the first quarter of 2008, we closed our operations in the Netherlands and transitioned all functions previously performed in that location to our Carlsbad location. During this process, we performed a review of the functional currency for this operation in accordance with “Financial Accounting Standards Board”, or FASB, Statement No. 52, Foreign Currency Transactions, and based on the changes in operating conditions and economic facts and circumstances we changed the functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated into United States dollars at period-end exchange rates. Revenues and expenses, and gains and losses are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive loss.
Adoption of New Accounting Pronouncements
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB staff position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FASB Statement No. 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The Company’s adoption of FASB Statement No. 157 related to financial assets and liabilities in the quarter ended March 31, 2008, had no impact on the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact, if any, that FASB Statement No. 157 may have on its future condensed consolidated financial statements related to non-financial assets and liabilities.
Recent Accounting Pronouncements
     In December 2007 the FASB issued FASB Statement No. 141(R), Business Combinations. FASB Statement No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We are in the process of assessing the impact of the adoption of this standard on our future consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
2. Share-Based Compensation
     We account for share-based compensation in accordance with the FASB Statement No.123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values.
     FASB Statement No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2008.
     As of June 30, 2008, total unrecognized share-based compensation cost related to unvested stock options was $6.1 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Cost of goods sold	$67	$108	$170	$204
Sales and marketing	120	147	225	286
Research and development	174	261	367	458
General and administrative	391	382	215	615

Share-based compensation expense before taxes	752	898	977	1,563
Related deferred income tax benefits	—	—	—	—

Share-based compensation expense, net of income taxes	$752	$898	$977	$1,563

Net share-based compensation expense per basic and diluted common share	$0.02	$0.02	$0.02	$0.03

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Share-based compensation expense is derived from:
Stock options	$661	$797	$791	$1,365
2000 ESPP	91	101	186	198

Share-based compensation expense before taxes	$752	$898	$977	$1,563

     Share-based compensation expense recognized during the three and six months ended June 30, 2008 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of FASB Statement No. 123(R). FASB Statement No.123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under FASB Statement No.123, Accounting for Stock-based Compensation, for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of June 30, 2008 has been adjusted for changes in estimated forfeitures.
     To estimate compensation expense under FASB Statement No.123(R) for the six months ended June 30, 2007 and 2008, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Risk-free interest rate	4.50%	2.50%	5.16%	2.07%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	68%	68%	68%
Expected life	5.4 years	5.6 years	0.5 years	0.5 years
     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.
Stock Incentive Plans
     2000 EIP. During 2007 and 2008, we granted options to purchase common stock to our employees under the 2000 EIP. These options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the option was not exercised shall continue to be available under the 2000 EIP. As of June 30, 2008, options to purchase 6,168,436 shares of common stock were outstanding under the 2000 EIP and the options to purchase 1,908,475 shares of common stock remained available for grant under the 2000 EIP.
     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of June 30, 2008, options to purchase 580,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 333,124 shares of common stock remained available for grant under the 2000 NEDSOP.
     2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. The number of shares of common stock reserved for issuance under the 2000 ESPP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) 100,000 shares or (B) an amount determined by our board of directors. There were 191,594 and 168,971 shares issued for the 2000 ESPP during the six months ended June 30, 2007 and 2008, respectively.

     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average	Aggregate intrinsic
		Weighted average	remaining contractual	value (in
	Number of shares	exercise price	term (in years)	thousands)
Outstanding at December 31, 2007	6,672,095	$5.36
Granted	1,171,500	2.43
Exercised	(73,715)	2.69
Forfeited	(756,027)	3.67
Expired	(265,417)	8.26

Outstanding at June 30, 2008	6,748,436	$4.96	6.51	$392,293
Vested and expected to vest at June 30, 2008	6,197,269	$5.12	6.29	$362,289
Exercisable at June 30, 2008	4,173,991	$5.96	5.05	$270,843
     The weighted average grant-date fair values of options granted during the three months ended June 30, 2007 and 2008 were $2.40 per share and $1.74 per share, respectively.
     The weighted average grant-date fair values of options granted during the six months ended June 30, 2007 and 2008 were $2.22 per share and $1.60 per share, respectively.
     During the six months ended June 30, 2008, cash generated from share-based compensation arrangements amounted to $0.2 million from the exercise of options and $0.5 million from the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
     The total fair value of options to purchase common stock that vested during the three months ended June 30, 2007 and 2008 was $1.0 million and $0.7 million, respectively. The total fair value of options to purchase common stock that vested during the six months ended June 30, 2007 and 2008 was $1.8 million and $1.5 million, respectively.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.
     Diluted net loss per share reflects the potential dilution by including common stock equivalents, such as stock options and stock warrants, in the weighted average number of common shares outstanding for a period, if dilutive.
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Shares used in computing basic net loss per share	45,472	46,055	44,315	46,005
Dilutive effect of warrants and common stock equivalents	—	—	—	—

Shares used in computing diluted net loss per share	45,472	46,055	44,315	46,005

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
     For the three and six months ended June 30, 2008, outstanding options to purchase 6,748,436 shares of common stock with exercise prices ranging from $1.34 to $16.36 per share were not included in the calculation of diluted loss per share because their effect was antidilutive.

4. Cash and Cash Equivalents
     At June 30, 2008, we had $62.1 million in cash and cash equivalents. Pursuant to FASB Statement No. 157, Fair Value Measurements the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets. We place our cash investments in instruments that meet credit quality standards and maturity guidelines, as specified in our investment policy. These guidelines limit the type, maturity and exposure to any one issue. The policy requires all investments to have a minimum rating of AAA, Aaa, AA, A-1 or P-1, as reported by two rating agencies.
     Substantially all of our cash and cash equivalents are maintained with two major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
     A summary of our cash and cash equivalents by major security type is as follows (in thousands):

June 30,
2008
Cash	$26,828
Commercial paper	5,888
Institutional money market funds	29,366

Cash and cash equivalents	$62,082

5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of inventories (in thousands):

	December 31,	June 30,
	2007	2008
Purchased parts and materials	$1,187	$2,997
Finished goods	7,826	10,587

Total inventory	$9,013	$13,584

6. Intangible Assets
     All of our identified intangible assets are considered to have finite lives and are being amortized in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and consist of the following (in thousands):

	December 31, 2007
		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(4,260)	$740
Customer relationships	2,500	(2,500)	—
Licensed patent portfolio	2,570	(1,030)	1,540

Total intangible assets	$10,070	$(7,790)	$2,280

	June 30, 2008
		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(4,815)	$185
Licensed Patent Portfolio	2,570	(1,288)	1,282

Total intangible assets	$7,570	$(6,103)	$1,467

     Amortization expense related to intangible assets totaled $0.6 million and $0.4 million for the three months ended June 30, 2007 and 2008, respectively. Amortization expense related to intangible assets totaled $1.2 million and $0.8 million for the six months ended June 30, 2007 and 2008, respectively.
     Estimated future amortization expense related to intangible assets as of June 30, 2008 is as follows (in thousands):

Years ending December 31,

2008 (remaining 6 months)	$442
2009	514
2010	511

Total	$1,467

7. Product Warranties Activity
     We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition if these warranties are eliminated. Estimated liabilities for product warranties are included in accrued expenses. The changes in our aggregate product warranty liability are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Balance, beginning of period	$1,033	$1,208	$663	$1,381
Charged to operations	1,058	998	2,102	1,619
Deductions for costs incurred	(711)	(753)	(1,385)	(1,547)

Balance, end of period	$1,380	$1,453	$1,380	$1,453

     Our deferred product maintenance revenue activity for the three and six months ended June 30, 2007 and 2008, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Balance, beginning of period	$612	$1,284	$581	$1,409
New warranty revenue contracts	306	820	698	1,268
Revenue recognized	(332)	(844)	(693)	(1,417)

Balance, end of period	$586	$1,260	$586	$1,260

8. Income Taxes
     We recorded an income tax benefit of $0.1 million and an income tax expense of $0.2 million for the three months ended June 30, 2007 and 2008, respectively. Our effective income tax rate was (3.34)% for the three months ended June 30, 2008 which differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     We recorded an income tax expense of $0.2 million and $0.4 million for the six months ended June 30, 2007 and 2008, respectively. Our effective income tax rate of (3.04)% for the six months ended June 30, 2008 differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     The cumulative effects of adopting FIN 48 resulted in an increase of $0.5 million to accumulated deficit and an increase in other long term liabilities of $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2007 we had cumulative unrecognized tax benefits of approximately $4.5 million, of which approximately $0.2 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.3 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2007, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ended June 30, 2008.
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
     At June 30, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $67.3 million valuation allowance associated with our United States deferred tax assets compared to $65.9 million at December 31, 2007.
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
9. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows (in thousands):

Foreign
Currency
Items
Balance, December 31, 2007	$(3,100)
Quarterly change	(231)

Balance, March 31, 2008	(3,331)
Quarterly change	129

Balance, June 30, 2008	$(3,202)

10. Credit Facilities
     Effective July 1, 2007, we amended our credit agreement to extend our term for two years with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2009. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2007 and June 30, 2008, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million.
     In August, 2008, Dot Hill entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from the effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of Dot Hill’s accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on Dot Hill’s inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation of Dot Hill to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to Dot Hill meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if Dot Hill’s cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply.
     On August 4, 2008, Dot Hill terminated its credit agreement dated July 1, 2004, as amended, with Wells Fargo Bank, National Association, effective as of August 6, 2008. The material terms and conditions of the credit agreement are described in Dot Hill’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The credit agreement was terminated as it was no longer necessary given the establishment of Dot Hill’s revolving credit facility with Silicon Valley Bank. There were no early termination penalties associated with the termination of the credit agreement and no outstanding borrowings under the credit line established by the credit agreement at the time of its termination.
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
     On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill had breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. On October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
     Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. We have entered into a settlement, the terms of which are confidential, and a stipulation for dismissal of the entire action has been filed with the court. The amount of this settlement will have an immaterial effect on the condensed consolidated financial statements. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2008.
Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008 and a hearing is set for August 14, 2008. The outcome of these actions is uncertain, and no amounts have been accrued as of June 30, 2008.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008 and a hearing is set for November 18, 2008. The outcome of these actions is uncertain, and no amounts have been accrued as of June 30, 2008.
     In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks $500,000 in damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. Plaintiffs were granted leave to amend. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2008.
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
12. Warrant
     In January 2008, we amended our Product Purchase Agreement, or Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period the Agreement was signed.
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

     Information concerning net revenue and gross profit by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
June 30, 2007:
Net revenue	$54,665	$63	$1,471	$56,199
Gross profit	$6,197	$25	$702	$6,924
June 30, 2008:
Net revenue	$69,788	$65	$1,174	$71,027
Gross profit	$6,718	$44	$460	$7,222

	SANnet	Legacy and
	Family	Other	Services	Total
Six months ended:
June 30, 2007:
Net revenue	$106,613	$240	$2,787	$109,640
Gross profit	$12,392	$67	$1,139	$13,598
June 30, 2008:
Net revenue	$120,173	$213	$3,467	$123,853
Gross profit	$9,316	$58	$2,014	$11,388
Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
December 31, 2007	$132,599	$1,022	$6,306	$139,927
June 30, 2008	$132,848	$623	$3,111	$136,581

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
     Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the development, growth and expansion of our business and our intent, belief or current expectations with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
     Our products and services are sold worldwide to end-users through our channel partners, which consist primarily of original equipment manufacturers, or OEMs, supplemented by system integrators, or SIs, and distribution and value added resellers, or VARs. Our OEM channel partners currently include, among others, Hewlett Packard, or HP, Sun Microsystems, or Sun, NetAPP, Inc., or NetAPP, Fujitsu Siemens Computers, or Fujitsu Siemens, Motorola, NEC, Sepaton and Stratus Technologies.

     In January 2008, we amended our Product Purchase Agreement, or Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period the Agreement was signed.
     We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so. Over the past year we have experienced a decline in net revenues from Sun. Pursuant to our Development and OEM Supply Agreement with NetAPP, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetAPP. We began shipping products to NetAPP under the agreement for general availability in the third quarter of 2007 and expect revenues from NetAPP to increase during 2008. Pursuant to our Master Purchase Agreement with Fujitsu Siemens, we jointly developed with Fujitsu Siemens storage solutions utilizing key components and patented technologies from Dot Hill. We began shipping products to Fujitsu Siemens under the agreement in July 2006.
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
     We outsource substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third party’s manufacturing and procurement economies of scale. Since 2002, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron, which was subsequently purchased by Flextronics International Limited, or Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. Under the terms of the agreement, MiTAC supplies Dot Hill with manufacturing, assembly and test services from its facilities in China and SYNNEX provides Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 R/Evolution products are now manufactured by these partners.
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
     Other income is comprised primarily of interest income earned on our cash, cash equivalents and other miscellaneous income and expense items.

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
Revenue Recognition
     We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. We recognize revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. Historically these amounts have not been material. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customers we recognize the value of that consideration as a reduction in revenue.
     A majority of our net revenue is derived from a limited number of customers. We currently have three customers that each account for more than 10% of our total net revenue; Sun Microsystems, Hewlett Packard, and NetAPP. For the three months ended June 30, 2008 sales to these OEM customers accounted for approximately 84% of total sales as compared to approximately 75% for the three months ended June 30, 2007. Net revenue to Sun accounted for approximately 28% and 65% of total net revenue for the three months ended June 30, 2008 and 2007, respectively. Net revenue to HP accounted for 33% and less than 1% of total net revenue for the three months ended June 30, 2008 and 2007, respectively. Net revenue to NetAPP accounted for 22% and 9% of total net revenue for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 sales to these OEM customers accounted for approximately 79% of total sales as compared to approximately 76% for the six months ended June 30, 2007. Net revenue to Sun accounted for approximately 35% and 71% of total net revenue for the six months ended June 30, 2008 and 2007, respectively. Net revenue to HP accounted for 21% and less than 1% of total net revenue for the six months ended June 30, 2008 and 2007, respectively. Net revenue to NetAPP accounted for 23% and less than 5% of total net revenue for the six months ended June 30, 2008 and 2007, respectively. No other customer had net revenue for the three and six months ended June 30, 2008 and 2007 that represented 10% or more of our total net revenue.
     We maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. If a customer does not take our product under a hubbing arrangement in accordance with the schedule it originally provided to us, our future net revenue stream could vary substantially from our forecasts and our results of operations could be materially affected.
     In July 2007, we received an upfront nonrefundable payment from one of our customers in the amount of $2.5 million. This amount represented a reimbursement for production test equipment and tooling that will be utilized over the term of the agreement to manufacture product for this customer. The upfront nonrefundable payment has been deferred and is being recognized ratably over the term of the agreement.

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
     During the first quarter of 2008, we closed our operations in the Netherlands and transitioned all functions previously performed in that location to our Carlsbad location. During this process, we performed a review of the functional currency for this operation in accordance with Financial Accounting Standards Board, or FASB, Statement No. 52 Foreign Currency Transactions and based on the changes in operating conditions and economic facts and circumstances we changed the functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. For foreign subsidiaries whose functional currency is the local currency assets and liabilities are translated into United States dollars at period-end exchange rates. Revenues and expenses, and gains and losses are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive loss.
Deferred Taxes
     We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the requirement to recognize the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. In assessing the need for a valuation allowance, we consider all positive and negative evidence.

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
Share-Based Compensation
     We account for share-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment, which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of FASB Statement No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock options as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as well as our belief that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. We will evaluate the assumptions used to value stock options on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional stock options to employees our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.
     As of June 30, 2008, total unrecognized share-based compensation cost related to unvested stock options was $6.1 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.
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

Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.7	89.8	87.6	90.8

Gross profit	12.3	10.2	12.4	9.2

Operating expenses:
Sales and marketing	6.9	5.1	7.1	6.4
Research and development	8.5	10.0	9.9	11.8
General and administrative	5.9	5.6	6.4	5.6
Legal settlement	—	—	—	(3.1)

Total operating expenses	21.3	20.7	23.4	20.7

Operating loss	(9.0)	(10.5)	(11.0)	(11.5)
Other income, net	2.2	0.5	2.3	0.9
Income tax (benefit / )expense	—	0.3	—	0.3

Net loss	(6.7)%	(10.4)%	(8.9)%	(10.9)%

(percentages may not aggregate due to rounding)
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2008
Net Revenue

	Three Months Ended
	June 30,
				%
	2007	2008	Increase	Change
	(in thousands, except percentages)

Net Revenue	$56,199	$71,027	$14,828	26.5%

     The increase in net revenue is primarily attributable to an increase in net revenue from HP, who sells a version of our Series 2000 family of products, and from NetAPP, partially offset by a decrease in net revenue from Sun who sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from HP for the three months ended June 30, 2008 totaled $23.8 million, or 33.4% of total net revenue. There was no significant net revenue from HP for the three months ended June 30, 2007. The substantial increase in HP net revenue is due to the execution of the amended OEM agreement with HP in January 2008, whereby we expanded our product offerings to additional divisions of HP. Our net revenue from NetAPP increased $10.3 million, or 196.4%, from the three months ended June 30, 2007 as compared to the three months ended June 30, 2008. For the three months ended June 30, 2007, net revenue from NetAPP totaled $5.3 million, or 9.4% of our total net revenue, compared to $15.6 million, or 22.0%, of our total net revenue for the three months ended June 30, 2008. The rapid growth in net revenue from NetAPP was driven by NetAPP’s product launch during the third quarter of 2007. Our net revenues from Sun decreased $16.6 million, or 45.1%, from the three months ended June 30, 2007 as compared to the three months ended June 30, 2008. For the three months ended June 30, 2007, net revenue from Sun totaled $36.7 million, or 65.3%, of our total net revenue, compared to $20.2 million, or 28.3%, of our total net revenue for the three months ended June 30, 2008. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of follow-on products for the ST-3000 line having been developed to date. We expect net revenue from Sun to continue to decline over future periods.
Cost of Goods Sold

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
						%
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(in thousands, except percentages)

Cost of Goods Sold	$49,275	87.7%	$63,805	89.8%	$14,531	29.5%

     The increase in cost of goods sold in absolute dollars was primarily due to a 26.5% increase in net revenue. The increase in cost of goods sold as a percentage of net revenue was attributable to a change in product and customer sales mix. Net revenue from our highest margin product, sold to Sun and other SANnet II customers, declined as a percentage of total net revenue. Sun net revenue declined from 65.4% of total net revenue for the three months ended June 30, 2007 to 28.3% of total net revenue for the three months ended June 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products and net revenue from NetAPP. Cost of goods sold as a percentage of revenue, associated with our Series 2000 products, improved significantly from the three months ended June 30, 2007 as compared to the three months ended June 30, 2008 as the Series 2000 product first started shipping in the third quarter of 2006 and was initially manufactured in a mostly soft tooled environment resulting in higher costs of goods sold. Also, we substantially completed the transition of the manufacturing of our Series 2000 products from Flextronics to MiTAC and SYNNEX and have been able to take advantage of their lower manufacturing costs. This transition was largely completed during the fourth quarter of 2007. Additionally, the Series 2000 product cost of goods sold has improved due to higher volume from our amended agreement with HP, component cost reductions and value engineering of the products. Our historical experience indicates that gross margins on new products sold to new customers start out low initially and increase over the first several quarters. Thereafter the margin improvements are generally more modest. The cost of goods sold on our business with NetAPP improved from the three months ended June 30, 2007 as compared to the three months ended June 30, 2008 primarily for the same reasons as for the Series 2000 products. The product we sell to NetAPP does not include higher margin value added features such as RAID controllers. As we continue to transition our net revenue from Sun and other SANnet II customers with higher margins to HP and NetAPP and other customers with lower margins, we anticipate cost of goods sold will continue to be a higher percentage of net revenue throughout 2008 in comparison to corresponding periods in the prior year.
Gross Profit

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
						%
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(in thousands, except percentages)
Gross Profit	$6,924	12.3%	$7,222	10.2%	$298	4.3%

     The slight increase in gross profit in absolute dollars for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily attributable to an increase in net revenue of $14.8 million or 26.5% and a change in product and revenue mix. Net revenue on our highest margin product, sold to Sun, declined as a percentage of total net revenue from 65.4% of net revenue for the three months ended June 30, 2007 to 28.3% of net revenue for the three months ended June 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products and net revenue from NetAPP. Net revenue from our Series 2000 products sold primarily to HP and net revenue from NetAPP represented 22.8% of our net revenue for the three months ended June 30, 2007 compared to 64.5% of our net revenue for the three months ended June 30, 2008.

Sales and Marketing Expenses

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)

Sales and Marketing Expenses	$3,871	6.9%	$3,647	5.1%	$(224)	(5.8)%

     The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to a decrease in intangible asset amortization and other professional fees. Intangible asset amortization decreased by $0.2 million due to the asset becoming fully amortized in 2007. Other professional fees decreased by approximately $0.1 million due to lower manufacturing representative commissions. These decreases are offset by a slight increase in evaluation unit expense.
Research and Development Expenses

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)

Research and Development Expenses	$4,797	8.5%	$7,125	10.0%	$2,328	48.5%

     The increase in research and development expense in both absolute dollars and as a percentage of net revenue was primarily due to a $0.8 million increase in project materials, as well as a $0.3 million increase in outside testing and tooling to support development projects for our OEM customer HP. Additionally, we had a $0.2 million increase due to consulting fees for the development of an application-specific integrated circuit, or ASIC, chip. We also had an increase in salaries of $0.2 million to support HP and other projects and an increase in general overhead expense of $0.4 million. The three months ended June 30, 2007 included the benefit of $0.4 million of non-recurring engineering recovery billed to NetAPP.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)

General and Administrative Expenses	$3,322	5.9%	$3,939	5.6%	$618	18.6%

     The increase in general and administrative expenses in both absolute dollars and as a percentage of net revenue was primarily due to an increase in Sarbanes-Oxley Act of 2002, or SOX, fees of $0.2 million, recruiting fees of $0.2 million and consulting/other professional fees of $0.1 million. Recruiting increased due to fees incurred while locating and hiring key talent within the organization. The increase in consulting/other professional fees is primarily due to expenses associated with IT consultants for our Oracle production environment.

Other Income, net

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)

Other Income, net	$1,231	2.2%	$358	0.5%	$(873)	(71.0)%

     The decrease in other income, net is primarily due to a decrease in interest income of $0.9 million. The decrease in interest income is primarily attributable to lower overall cash and cash equivalents balance and declining interest rates. Cash and cash equivalents decreased from $88.4 million as of June 30, 2007 to $62.1 million as of June 30, 2008.
Income Taxes
     We recorded an income tax expense of $0.2 million for the three months ended June 30, 2008 compared to an income tax benefit of $0.1 million for the three months ended June 30, 2007. Our effective income tax rate of 3.34% for the three months ended June 30, 2008 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2008
Net Revenue

	Six Months Ended
	June 30,
				%
	2007	2008	Increase	Change
	(in thousands, except percentages)

Net Revenue	$109,640	$123,853	$14,213	13.0%

     The increase in net revenue is primarily attributable to an increase in net revenue from HP, who sells a version of our Series 2000 family of products, and from NetAPP, partially offset by a decrease in net revenue from Sun who sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from HP for the six months ended June 30, 2008 totaled $25.9 million, or 20.9% of total net revenue. The $25.9 million in net revenue from HP for the six months ended June 30, 2008 is net of a $2.3 million reduction in net revenue, representing the fair value of the warrant issued to HP to induce them to enter into the agreement with us. There was no significant net revenue from HP for the six months ended June 30, 2007. The substantial increase in HP net revenue is due to the execution of the amended OEM agreement with HP in January 2008, whereby we expanded our product offerings to additional divisions of HP. Our net revenue from NetAPP increased $22.4 million, or 398.4%, from the six months ended June 30, 2007 as compared to the six months ended June 30, 2008. For the six months ended June 30, 2007, net revenue from NetAPP totaled $5.6 million, or 5.1% of our total net revenue, compared to $28.1 million, or 22.7%, of our total net revenue for the six months ended June 30, 2008. The rapid growth in net revenue from NetAPP was driven by NetAPP’s product launch during the third quarter of 2007. Our net revenues from Sun decreased $33.9 million, or 43.8%, from the six months ended June 30, 2007 as compared to the six months ended June 30, 2008. For the six months ended June 30, 2007, net revenue from Sun totaled $77.4 million, or 70.6%, of our total net revenue, compared to $43.5 million, or 35.1%, of our total net revenue for the six months ended June 30, 2008. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of follow-on products for the ST-3000 line having been developed to date. We expect net revenues from Sun to continue to decline over future periods.

Cost of Goods Sold

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)

Cost of Goods Sold	$96,042	87.6%	$112,465	90.8%	$16,423	17.1%

     The increase in cost of goods sold in absolute dollars was primarily due to a 13.0% increase in net revenue. The increase in cost of goods sold as a percentage of net revenue was primarily attributable to a change in product and customer sales mix. Net revenue on our highest margin product, sold to Sun and other SANnet II customers, declined as a percentage of total net revenue. Sun net revenue declined from 70.7% of total net revenue for the six months ended June 30, 2007 to 35.1% of total net revenue for the six months ended June 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products and net revenue from NetAPP. Cost of goods sold associated with our Series 2000 products improved significantly from the six months ended June 30, 2007 as compared to the six months ended June 30, 2008 as the Series 2000 product first started shipping in the third quarter of 2006 and was initially manufactured in a mostly soft tooled environment resulting in higher costs of goods sold. Also, we completed the transition of the manufacturing of our Series 2000 products from Flextronics to MiTAC and SYNNEX and have been able to take advantage of their lower manufacturing costs. This transition was largely completed during the fourth quarter of 2007. Additionally, the Series 2000 product cost of goods sold has improved due to higher volume from our amended agreement with HP, component cost reductions and value engineering of the products. Our historical experience indicates that gross margins on new products sold to new customers start out low initially and increase over the first several quarters. Thereafter the margin improvements are generally more modest. The cost of goods sold on our business with NetAPP improved from the six months ended June 30, 2007 as compared to the six months ended June 30, 2008 primarily for the same reasons as for the Series 2000 products. The product we sell to NetAPP does not include higher margin value added features such as RAID controllers. As we continue to transition our net revenue from Sun and other SANnet II customers with higher margins to HP and NetAPP and other customers with lower margins, we anticipate cost of goods sold will continue to be a higher percentage of net revenue throughout 2008 in comparison to corresponding periods in the prior year.
Gross Profit

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)

Gross Profit	$13,598	12.4%	$11,388	9.2%	$(2,211)	(16.3)%

     The decrease in gross profit in both absolute dollars and as a percentage of net revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily attributable to the $2.3 million reduction in net revenue, representing the fair value of the warrant issued to HP to induce them to enter into the agreement with us and secondarily due to an increase in net revenue of $14.2 million or 13.0% and a change in product mix. Net revenue on our highest margin product, sold to Sun, declined as a percentage of total net revenue from 70.7% of net revenue for the six months ended June 30, 2007 to 35.1% of net revenue for the six months ended June 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products and net revenue from NetAPP. Net revenue from our Series 2000 products sold primarily to HP and net revenue from NetAPP represented 18.8% of our net revenue for the six months ended June 30, 2007 compared to 56.2% of our net revenue for the six months ended June 30, 2008.

Sales and Marketing Expenses

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)

Sales and Marketing Expenses	$7,779	7.1%	$7,919	6.4%	$140	1.8%

     The slight increase in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to an increase of $0.2 million in severance costs related to employees in our Netherlands office, a $0.1 million increase in salaries and a $0.1 million increase in share-based compensation expense. These increases were offset by a decrease in intangible asset amortization. Intangible asset amortization decreased by $0.3 million due to the asset becoming fully amortized in 2007.
Research and Development Expenses

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)

Research and Development Expenses	$10,871	9.9%	$14,549	11.8%	$3,678	33.8%

     The increase in research and development expenses both in absolute dollars and as a percentage of net revenue was primarily due to a $1.4 million increase in project materials, as well as a $0.6 million increase in outside testing and tooling to support development projects for our OEM customer HP. Consulting expense increased $0.3 million primarily due to the development of an ASIC chip. Additionally, Salaries increased $0.3 million due to increased headcount to support HP and other projects and an increase in general overhead expense of $0.5 million. The six months ended June 30, 2008 included the benefit of $0.3 million of non-recurring engineering recovery billed to NetAPP.
General and Administrative Expenses

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)

General and Administrative Expenses	$6,992	6.4%	$6,982	5.6%	$(10)	(0.1)%

     Although there was an overall slight decrease in general and administrative expenses there were some significant fluctuations in individual expense items. Legal fees decreased $1.0 million as a result of the Special Litigation Committee completing the majority of its work in early 2007. Additionally the six months ended June 30, 2008 included a reimbursement for legal fees from our insurance carrier of $0.3 million. This decrease was offset by increases in share-based compensation of $0.4 million, recruiting of $0.3 million and consultants of $0.2 million. Share-based compensation increased due to the granting of a larger number of stock options in the first half of 2008 relative to 2007. Recruiting increased due to fees incurred while locating and hiring key talent within the organization. The increase in consulting/other professional fees is primarily due to expenses associated with IT consultants for our Oracle production environment.
Legal Settlement

	Six Months Ended		Six Months Ended
	Jun 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)

Legal settlement	$—	0.0%	$(3,836)	(3.1)%	$(3,836)	(100.0)%

     The proceeds from the legal settlement of $3.8 million is from a February 2007 claim we filed for arbitration in Denver, Colorado alleging that the representative of the Chaparral shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads. Such amount is reported as a reduction in operating expenses.
Other Income, net

	Six Months Ended		Six Months Ended
	Jun 30, 2007		June 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)

Other Income, net	$2,539	2.3%	$1,145	0.9%	$(1,394)	(55.0)%

     The decrease in other income, net is primarily due to a decrease in interest income of $1.4 million. The decrease in interest income is primarily attributable to a lower overall cash balance and declining interest rates. Cash and cash equivalents decreased from $88.4 million as of June 30, 2007 to $62.1 million as of June 30, 2008.
Income Taxes
     We recorded an income tax expense of $0.2 million for the six months ended June 30, 2007 compared to an income tax expense of $0.4 million for the six months ended June 30, 2008. Our effective income tax rate of 3.04% for the six months ended June 30, 2008 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     On January 1, 2007, we adopted FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     The cumulative effects of adopting FIN 48 resulted in an increase of $0.5 million to accumulated deficit and an increase in other long term liabilities of $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2007 we had cumulative unrecognized tax benefits of approximately $4.5 million, of which approximately $0.2 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.3 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2007, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ending June 30, 2008.
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
     At June 30, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $67.3 million valuation allowance associated with our United States deferred tax assets compared to $65.9 million at December 31, 2007.
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
Liquidity and Capital Resources
     The two primary drivers affecting liquidity and cash are working capital requirements and net profits or losses. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard payment terms ranging between net thirty and net forty-five days. If in the longer term our net revenues increase, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers. Furthermore, we have had to maintain only a small amount of inventory, as our customers for the most part took delivery of products directly from our contract manufacturer’s facility. Beginning in the latter half of 2007, however, we started to hub inventory for some of our larger customers and consequently the growth in inventory has started to become a use of cash. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers (specifically NetAPP, HP and Fujitsu Siemens), to manage inventory under hubbing arrangements, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

     As of June 30, 2008, we had $62.1 million of cash and cash equivalents and $81.0 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of three months or less and consist principally of money market funds and commercial paper.
     For the six months ended June 30, 2008, net cash used in operating activities was $20.1 million compared to cash used in operating activities of $10.0 million for the six months ended June 30, 2007. Net cash used in operating activities for the six months ended June 30, 2008 was attributable to the net loss of $13.5 million consisting of cash and non cash activities. The operating activities that affected cash consisted primarily of lower gross profit, lower interest income and increased research and development expense. The non cash operating activities included in the net loss that did not affect cash consisted of the following; depreciation and amortization of $3.0 million; share-based compensation expense of $1.6 million, issuance of warrants to a customer of $2.3 million offset by the provision for doubtful accounts of $0.1 million. Cash flows from operations reflects the positive impact of $7.4 million related to an overall increase in accounts payable due to increased inventory and the timing of payments to our vendors, and $3.8 million in proceeds from our Chaparral escrow legal settlement and income taxes of $0.3 million. Cash flows from operations was negatively impacted by a $13.8 million increase in accounts receivable due to higher net revenues during the quarter ended June 30, 2008 as compared to the quarter ended December 31, 2007. Additionally, there was a $4.5 million increase in inventory primarily due to the creation of new hub inventory locations and the build up of inventory at our existing hub locations for certain of our customers, a $1.4 million decrease in accrued compensation and expenses primarily due to a $0.6 million reduction in restructuring costs as a result of the closing of our Netherlands office and a $1.2 million reduction in other accrued manufacturing costs. Furthermore, there was a $0.5 million increase in prepaid and other assets primarily due to an increase in raw material component sales to our contract manufacturers to support our HP build plan, and a $0.5 million decrease in other long term liabilities primarily consisting of deferred rent for our Carlsbad, California and Longmont, Colorado facilities.
     Cash used in investing activities for the six months ended June 30, 2008 was $0.9 million compared to $1.9 million of cash used in investing activities for the six months ended June 30, 2007. Cash used during the six months ended June 30, 2008 was for the addition of computer hardware assets.
     Cash provided by financing activities for the six months ended June 30, 2008 was $0.7 million compared to cash provided by financing activities of $0.6 million for the six months ended June 30, 2007. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.5 million, and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.2 million.
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
     Effective July 1, 2007, we amended our credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, which allows us to borrow up to $30.0 million under a revolving line of credit that expires July 1, 2009. Amounts loaned under the credit agreement bear interest at our option at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by Wells Fargo to be 0.65% above LIBOR in effect on the first day of the applicable fixed rate term. In connection with the credit agreement, to the extent we have outstanding borrowings, we have granted Wells Fargo a security interest in our investment management account maintained with Wells Capital Management Incorporated. As of December 31, 2007 and June 30, 2008, there were no balances outstanding under this line of credit. The credit agreement limits any new borrowings, loans, or advances outside of the credit agreement to an amount less than $1.0 million and annual capital expenditures to an amount less than $10.0 million. On August 4, 2008, we terminated our credit agreement with Wells Fargo Bank. The effective date for this termination is August 6, 2008.

     In August, 2008, Dot Hill entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from the effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of Dot Hill’s accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on Dot Hill’s inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation of Dot Hill to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to Dot Hill meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if Dot Hill’s cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply.
     The following table summarizes our contractual obligations as of June 30, 2008 (in thousands).

Contractual Obligations	Total	2008	2009	2010	2011	2012	2013
Operating Lease Obligations	$7,062	$786	$1,474	$1,455	$1,471	$1,507	$369

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
Off — Balance Sheet Arrangements
     At June 30, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
Recent Accounting Pronouncements
     In December 2007 the FASB issued FASB Statement No. 141(R), Business Combinations. FASB Statement No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We are in the process of assessing the impact of the adoption of this standard on our future consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

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
     The following table provides information about our investment portfolio at December 31, 2007 and June 30, 2008. For investment securities, the table presents carrying values at December 31, 2007 and June 30, 2008. These investment securities are not subject to maturity dates.

	December 31, 2007	June 30, 2008
	(amounts in thousands)
Cash equivalents	$78,157	$60,509
Average interest rate	4.8%	2.4%
     We have a line of credit agreement, which accrues interest on any outstanding balances at a variable rate. As of June 30, 2008, we had no balance under this line. Were we to incur a balance under this line of credit, we would be exposed to interest rate risk on such debt.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     On July 24 and 25th, 2006, respectively, Crossroads filed another lawsuit against us in the United States District Court for the Western District of Texas as well as a Motion to Enforce in the aforementioned lawsuit. Both the new lawsuit and motion alleged that Dot Hill had breached the June 28, 2006 Settlement and License Agreement by deducting $1.43 million of the lump sum payment of $10.50 million as withholding against any potential Taiwan tax liability arising out of Dot Hill’s indemnification by Infortrend, a Taiwan company. On September 28, 2006 the Court indicated that it would grant Crossroads’ Motion to Enforce. On October 5, 2006, Crossroads and Dot Hill amended the original Settlement and License Agreement to state that Dot Hill would pay to Crossroads $1.43 million, plus $45,000 in late fees, and would not make deductions based on taxes on royalty payments in the future. The payment of the $1.475 million was made on October 5, 2006. As required by the amended settlement, Crossroads has dismissed with prejudice the original patent action as well as the second lawsuit based on the enforcement of the original settlement.
     Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. We have entered into a settlement, the terms of which are confidential, and a stipulation for dismissal of the entire action has been filed with the court. The amount of this settlement will have an immaterial effect on the condensed consolidated financial statements. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2008.
Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008 and a hearing is set for August 14, 2008. The outcome of these actions is uncertain, and no amounts have been accrued as of June 30, 2008.
     In addition, three complaints purporting to be derivative actions have been filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrer to two of those cases, in which we sought dismissal, was overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On June 27, 2007, the parties stipulated to consolidate all of the derivative matters for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008 and a hearing is set for November 18, 2008. The outcome of these actions is uncertain, and no amounts have been accrued as of June 30, 2008.
     In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks $500,000 in damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. Plaintiffs were granted leave to amend. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2008.
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
Item 1A. Risk Factors
     The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-Q, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.
     Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 63.2% and 35.1% of our net revenues for the year ended December 31, 2007 and the six months ended June 30, 2008. In addition, sales to NetAPP accounted for 12.5% and 22.7% of our net revenues for the year ended December 31, 2007 and for the six months ended June 30, 2008. Furthermore, for the six months ended June 30, 2008, HP accounted for 20.9% of net revenues. For the six months ended June 30, 2007, shipments to HP were negligible. We expect Sun, NetAPP and HP each represent greater than 10% of our overall revenues for the year ending December 31, 2008. If our relationships with Sun, NetAPP, HP, Fujitsu Siemens, or certain of our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetAPP, HP, Fujitsu Siemens or our other OEM customers will expand or not otherwise be disrupted. Factors that could influence our relationship with our significant OEM customers, including Sun, NetAPP, HP and Fujitsu Siemens include:
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
     Our efforts to accommodate our customers’ aggressive launch and ramp schedules can divert management’s attention from the rest of our business and force us to allocate product volumes across many customers due to component shortages, all of which could harm our relations with customers. In addition, we could incur overtime, expedite charges, and other charges such as shipping products by air as opposed to by ocean as a result of efforts to meet such schedules. Any of these factors could result in lower revenue and margin as well as increased operating expenses which could have an impact on our business, financial condition or results of operations.
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
     A few of our larger OEM customers including NetAPP, HP and Fujitsu Siemens deploy vendor managed inventory, or VMI hubs, whereby vendors, including us, are required to store up to several weeks of finished goods inventory. This inventory is typically located at hubs close to our OEM customer’s final assembly facilities. Net inventory increased from $9.0 million as of December 31, 2007 to $13.5 million as of June 30, 2008, primarily resulting from inventory hubbing requirements with NetAPP, Fujitsu Siemens and HP. If our business with these customers increases, we expect inventory levels at these hubs could grow, which could result in a reduction of cash and increasing inventory loss and obsolescence risk, all of which could harm our business and results of operations.
      Our revenues may be affected by changes in IT spending levels.
     In the past, unfavorable or uncertain macroeconomic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. The current recession could reduce the demand for our products and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global IT spending rates will be affected. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.
      We may continue to experience losses in the future, and may require additional capital.
     For the three months ended June 30, 2008, we incurred a net loss of $7.4 million. For the remainder of 2008, we expect our business to remain volatile as we are unable to reliably predict revenues from Sun, NetAPP, HP, Fujitsu Siemens and our other OEM customers. Revenue levels achieved from HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will affect our financial results for 2008. Consequently, we cannot assure you that we will be profitable in any future period.
     Our available cash and cash equivalents as of June 30, 2008 totaled $62.1 million. We presently expect cash and cash equivalents, and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:
•	the increased working capital requirements due to contractual requirements with NetAPP, HP and Fujitsu Siemens;

•	Our need to utilize a significant amount of cash to support additional finished goods inventory for our customers and to make incremental investments in organizational capabilities and test infrastructure to support their product launches;

•	our ability to continue to maintain adequate lines of credit and favorable payment terms from our contract manufacturers,

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	our need for additional tooling to support increased volumes or in support of disaster recovery plans;

•	our ability to achieve targeted gross profit margins and cost reduction objectives;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to reach break-even or profitability;

•	the extent to which we rationalize our facilities or organization;

•	the success of our manufacturing strategy;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements or recalls;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights; and

•	costs of litigating and defending law suits.
     We may not be able to raise additional funds on commercially reasonable terms or at all. Any sales of convertible debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. In our agreement with Silicon Valley Bank, we have pledged substantially all of our accounts receivable and are restricted from pledging inventory and intellectual properties. Consequently, any issuance of convertible debt would have to be on an unsecured basis and our ability to borrow more money on a secured basis would be impaired. As such, we may not be able to issue secured debt on commercially reasonable terms at all.
A significant percentage of our expenses are fixed, and if we fail to generate targeted revenues or margins in associated periods, our operating results will be harmed.
     We may have to take further measures to reduce expenses if revenue declines and we experience greater operating losses or do not achieve a stable net income. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue or margin. As a result, if net revenue, product margin or gross margin do not meet our projections, operating results may be negatively affected. We may experience shortfalls in net revenue or margins for various reasons, including:
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
     Our decision to enter into a manufacturing agreement with MiTAC and SYNNEX in February 2007 was partly based upon our belief that we could achieve lower manufacturing and product transformation costs. While this transition is now completed for our Series 2000 and successor products we need to refine and expand processes, tooling and manufacturing infrastructure. Consequently, there could be additional costs or capacity constraints that could negatively impact expected gross margins and revenues. We are currently evaluating migrating the manufacturing of products for NetAPP to MiTAC and SYNNEX from Flextronics. During this transition, we could also have surplus raw materials and finished goods, at Flextronics, which could result in write-downs and/or lower margins. In addition, if we experience any product quality or manufacturing capacity issues, we could impact revenues from customers as well as their satisfaction with our products.
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
     Our gross margins are determined in large part based on our manufacturing costs, our component costs and our ability to include RAID controllers, and low cost value added features into our products, as well as the prices at which we sell our products. If we are unable to lower production costs to be consistent with our projections or any decline in selling prices, our gross margins and operating results will suffer. Several of the new products we are currently shipping or expect to begin shipping are in the early stages of their lifecycle. Our historical experience indicates that gross margins on new products are low initially and increase over time as a result of maturing manufacturing processes, component cost reductions and engineering the products to reduce costs. If we fail to achieve these margin improvements, our gross margins will be negatively impacted and our business, financial condition and results of operations could be significantly harmed. Additional factors which could adversely impact gross margin dollars and gross margin percentage include:
•	changes in the mix of products we sell to our customers;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price performance advantages;

•	our inability to reduce production or component costs;

•	entry into new markets or the acquisition of new customers;

•	sales discounts and marketing development funds;

•	ongoing revaluation of the Chinese RMB compared to the US dollar;

•	increases in material or labor costs;

•	excess inventory, inventory shrinkages and losses and inventory holding charges;

•	price purchase variances resulting from reductions in component costs purchased on our behalf by our contract manufacturers or owned by us in inventory versus the original cost of those components;

•	increased warranty costs and costs associated with any potential future product quality and product defect issues;

•	our inability to sell our higher performance Series 5000 and Series 2000 products and our data management services software;

•	component shortages which can result in expedite fees, overtime or increased use of air freight;

•	increased freight costs resulting from higher fuel prices, or from the need to expedite shipments of components to our contract manufacturer or finished goods to some of our customers and their hub locations; and

•	increases in headcount and expenses required to support our new customers.

Some of our strategies to offset gross margin erosion include:

•	shifting our manufacturing to lower cost suppliers such as MiTAC and SYNNEX, as we did with our Series 2000 and 5000 products, and transitioning the manufacturing of other products to MiTAC and SYNNEX;

•	leveraging our volumes created by our new design wins to secure additional component cost and manufacturing transformation cost reductions;

•	bundling our data management services software into our products; and

•	increasing adoption of our higher performance Series 5000 and Series 2000 Turbo products.
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

	Net	Net Income
Quarter	Revenues	(Loss)

Second Quarter 2004	69.0	6.7
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)
Fourth Quarter 2006	59.4	(9.1)
First Quarter 2007	53.4	(6.0)
Second Quarter 2007	56.2	(3.7)
Third Quarter 2007	45.7	(4.1)
Fourth Quarter 2007***	51.8	(46.4)
First Quarter 2008	52.8	(6.1)
Second Quarter 2008	71.0	(7.4)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to reestablishing valuation allowance of $47.1 million.

***	Includes write off of $40.7 in goodwill
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
     Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:
•	the size, timing, cancellation or rescheduling of significant customer orders;

•	our ability to reduce fixed expenses;

•	our customer policies pertaining to desired inventory levels of our products and the levels of inventory our customers require us to maintain in their designated inventory hub locations;

•	changes in the mix or average selling prices of our products;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	product configuration, mix and quality issues;

•	changes in pricing by us or our competitors;

•	the cost of litigation and settlements involving intellectual property and other issues;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	our ability to ramp our manufacturing to keep up with demand from our customers;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	hardware component costs and availability, particularly with respect to hardware components obtained from sole-source providers and major component suppliers such as disk drives, memory, sole source semiconductors and legacy RAID controllers;

•	our success in creating brand awareness and in expanding our sales and marketing programs;

•	the level of competition;

•	gain or loss of customers;

•	potential increases or reductions in inventories held by OEM customers;

•	slowing sales of the products of our OEM customers;

•	technological changes in the open systems storage market, some of which could potentially be breakthrough technologies that may provide competitors cost or performance advantages;

•	levels of expenditures on research, engineering and product development;

•	levels of expenditures in our manufacturing and support organization and our ability to manage variances in component costs and inventory levels of components held by our manufacturing partners;

•	longer than anticipated product integration cycles for our products;

•	the quality and timeliness of products being manufactured by Flextronics, MiTAC and SYNNEX and compliance with environmental regulations or related requirements of our OEM customers;

•	changes in our business strategies;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances and valuation of goodwill), liabilities and other items reflected in our consolidated financial statements;

•	restructuring costs associated with facilities closures, consolidations, and headcount reductions;

•	changes in accounting rules or changes in our accounting policies;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	personnel changes; and

•	general economic and other conditions affecting the timing of customer orders and capital spending or conditions in the global economy that impact IT spending.
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
     Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Senior Vice President and Chief Financial Officer, and James Kuenzel, our Senior Vice President of Engineering. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry is intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

     In addition, should we decide to consolidate facilities, we may face difficulties retaining key employees at the facility subject to closure, which may adversely affect the transfer of knowledge and processes to any consolidated facility in a timely manner.
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
     As of June 30, 2008, our executive officers, directors and their affiliates beneficially owned approximately 10.5% of our outstanding shares of common stock. These individuals may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.
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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2008 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise prices of $2.40 per share. The warrant is exercisable for a period of five years from the date of issuance. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.

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
     As of June 30, 2008, 37% of our common stock was owned by five institutional stockholders. As a result a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on Friday, May 9, 2008, in Carlsbad, California, at which the following matters were submitted to a vote of the stockholders:
Proposal 1. Votes regarding the election of the person named below as director for a term expiring in 2011 were as follows:

	FOR	AGAINST	ABSTENTIONS

Dana W. Kammersgard	38,038,623	1,620,134	—
Charles F. Christ and Roderick M. Sherwood, III will continue as directors until our 2009 annual meeting of stockholders and Kimberly E. Alexy and Joseph D. Markee will continue as directors until our 2010 annual meeting of stockholders.
Proposal 2. To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2008:

FOR	AGAINST	ABSTENTIONS	BROKER NON - VOTES

37,852,819	1,780,904	25,034	—

Item 6. Exhibits
     The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.3	Form of Common Stock Certificate. (3)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (4)

4.5	Form of Rights Certificate. (4)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (5)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested from the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 26, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008
Dot Hill Systems Corp.
	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 11, 2008
	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)