Form 10-Q
period 2008-09-30
DOT HILL SYSTEMS CORP
filed 2008-11-10
CIK 1042783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 46,308,431 shares of common stock, $0.001 par value, outstanding as of November 3, 2008.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended September 30, 2008
INDEX

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,	September 30,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$82,358	$56,524
Accounts receivable, net of allowance of $302 and $312	32,445	48,213
Inventories	9,013	12,613
Prepaid expenses and other	3,968	3,938

Total current assets	127,784	121,288
Property and equipment, net	9,599	7,352
Intangible assets, net	2,280	5,607
Other assets	264	338

Total assets	$139,927	$134,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,472	$34,944
Accrued compensation	3,115	3,564
Accrued expenses	6,227	4,055
Deferred revenue	1,409	1,168
Short term note payable	—	248
Income taxes payable	143	348

Total current liabilities	39,366	44,327
Long term note payable	—	670
Other long-term liabilities	4,132	4,755

Total liabilities	43,498	49,752

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 45,781 and 46,308 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	46	46
Additional paid-in capital	294,193	299,895
Accumulated other comprehensive loss	(3,100)	(3,228)
Accumulated deficit	(194,710)	(211,880)

Total stockholders’ equity	96,429	84,833

Total liabilities and stockholders’ equity	$139,927	$134,585

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
NET REVENUE	$45,691	$76,641	$155,331	$200,494
COST OF GOODS SOLD	39,166	67,700	135,208	180,165

GROSS PROFIT	6,525	8,941	20,123	20,329

OPERATING EXPENSES:
Sales and marketing	3,677	2,990	11,456	10,909
Research and development	5,746	6,940	16,617	21,489
General and administrative	2,424	3,309	9,416	10,291
Legal settlement	—	(200)	—	(4,036)

Total operating expenses	11,847	13,039	37,489	38,653

OPERATING LOSS	(5,322)	(4,098)	(17,366)	(18,324)

OTHER INCOME:
Interest income	1,255	309	3,794	1,374
Other (expense) income, net	—	(19)	—	61

Total other income, net	1,255	290	3,794	1,435

LOSS BEFORE INCOME TAXES	(4,067)	(3,808)	(13,572)	(16,889)
INCOME TAX EXPENSE (BENEFIT)	56	(117)	255	281

NET LOSS	$(4,123)	$(3,691)	$(13,827)	$(17,170)

NET LOSS PER SHARE:
Basic and diluted	$(0.09)	$(0.08)	$(0.30)	$(0.37)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	45,717	46,223	45,451	46,078

COMPREHENSIVE LOSS:
Net loss	$(4,123)	$(3,691)	$(13,827)	$(17,170)
Foreign currency translation adjustments	(1,251)	(27)	(1,692)	(128)
Net unrealized loss on short-term investments	(2)	—	(2)	—

Comprehensive loss	$(5,376)	$(3,718)	$(15,521)	$(17,298)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2008
Cash Flows From Operating Activities:
Net loss	$(13,827)	$(17,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,031	4,385
Loss on disposal of property and equipment	213	57
Reduction in bad debt reserve	(45)	(153)
Issuance of warrant to customer	—	2,282
Share-based compensation expense	1,647	2,224
Changes in operating assets and liabilities:
Accounts receivable	10,887	(15,566)
Inventories	(2,646)	(3,578)
Prepaid expenses and other assets	332	(42)
Accounts payable	(9,076)	6,710
Accrued compensation and expenses	(2,644)	(2,042)
Deferred revenue	2,569	(251)
Income taxes payable	11	205
Other long-term liabilities	551	(147)

Net cash used in operating activities	(6,997)	(23,086)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,776)	(1,503)
Purchase of intangible assets	—	(2,482)
Purchases of short-term investments	(5,425)	—

Net cash used in investing activities	(9,201)	(3,985)

Cash Flows From Financing Activities:
Proceeds from sale of stock to employees	967	912
Proceeds from exercise of stock options and warrants	163	284

Net cash provided by financing activities	1,130	1,196

Effect of Exchange Rate Changes on Cash	143	41

Net Decrease in Cash and Cash Equivalents	(14,925)	(25,834)
Cash and Cash Equivalents, beginning of period	99,663	82,358

Cash and Cash Equivalents, end of period	$84,738	$56,524

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$217	$78

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in progress costs incurred but not paid	$768	$108

Promissory note for intangible assets purchase	$—	$918

Contingent payment for intangible assets purchase	$—	$1,070

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The Company
     Dot Hill Systems Corp (referred to herein as Dot Hill, we, our or us) is a provider of entry level and midrange storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete very high capacity storage area networks, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolution TM architecture provides high performance and large capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI, or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. Our SANnet products have been distinguished by certification as Network Equipment Building System, or NEBs, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
Basis of Presentation
     The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature (See Note 13). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2008.
Use of Estimates
     The preparation of our financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Revenue Recognition
     In accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to our customer is fixed or determinable; and (iv) collection of the resulting accounts receivable is reasonably assured. Revenue is recognized for product sales upon transfer of title to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and allowances differ from past experience, additional allowances may be required. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We recognize revenue on upfront nonrefundable payments from our customers by deferring the payment and recognizing it ratably over the term of the agreement. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customers we recognize the value of that consideration as a reduction in revenue. We maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products.

     A majority of our net revenue is derived from a limited number of customers. We currently have three customers that each account for more than 10% of our total net revenue: Sun Microsystems, or Sun; Hewlett Packard, or HP; and NetApp Inc., or NetAPP. We typically incur significant design and development costs prior to being designed in with our original equipment manufacturer, or OEM, partners. Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2008		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Sun	$26,516	58.0%	$12,467	16.3%	$103,918	66.9%	$55,966	27.9%
HP	164	0.0%	33,712	44.0%	961	0.0%	59,656	29.8%
NetAPP	7,178	15.7%	15,857	20.7%	12,811	8.2%	43,928	21.9%
Other customers less than 10%	11,833	26.3%	14,605	19.0%	37,641	24.9%	40,944	20.4%

Total net revenue	$45,691	100.0%	$76,641	100.0%	$155,331	100.0%	$200,494	100.0%

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
     During the first quarter of 2008, we closed our operations in the Netherlands and transitioned all functions previously performed in that location to our Carlsbad location. During this process, we performed a review of the functional currency for this operation in accordance with Financial Accounting Standards Board, or FASB, Statement No. 52, Foreign Currency Transactions, and based on the changes in operating conditions and economic facts and circumstances we changed the functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated into United States dollars at period-end exchange rates. Revenues and expenses, and gains and losses, are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive loss.
Adoption of New Accounting Pronouncements
     In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires enhanced disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB staff position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FASB Statement No. 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Our adoption of FASB Statement No. 157 related to financial assets and liabilities in the quarter ended March 31, 2008 had no impact on our condensed consolidated financial statements. We are currently evaluating the impact, if any, that FASB Statement No. 157 may have on our future condensed consolidated financial statements related to non-financial assets and liabilities.

Recent Accounting Pronouncements
     In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations. FASB Statement No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement also requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB Statement No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We are in the process of assessing the impact of the adoption of this standard on our future condensed consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
2. Share-Based Compensation
     We account for share-based compensation in accordance with FASB Statement No.123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock grants, stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values.
     FASB Statement No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2008.
     As of September 30, 2008, total unrecognized share-based compensation cost related to unvested stock options was $6.2 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Cost of goods sold	$86	$102	$256	$306
Sales and marketing	116	14	341	301
Research and development	230	247	597	705
General and administrative	238	297	453	912

Share-based compensation expense before taxes	670	660	1,647	2,224
Related deferred income tax benefits	—	—	—	—

Share-based compensation expense, net of income taxes	$670	$660	$1,647	$2,224

Net share-based compensation expense per basic and diluted common share	$0.01	$0.01	$0.04	$0.05

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Share-based compensation expense is derived from:
Stock options	$549	$587	$1,340	$1,953
2000 ESPP	121	73	307	271

Share-based compensation expense before taxes	$670	$660	$1,647	$2,224

     Share-based compensation expense recognized during the three and nine months ended September 30, 2008 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of FASB Statement No. 123(R). FASB Statement No.123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under FASB Statement No.123, Accounting for Stock-based Compensation, for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of September 30, 2008 has been adjusted for changes in estimated forfeitures.
     To estimate compensation expense under FASB Statement No.123(R) for the nine months ended September 30, 2007 and 2008, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Risk-free interest rate	4.50%	2.79%	4.75%	1.89%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	68%	68%	68%
Expected life	5.2 years	5.6 years	0.5 years	0.5 years
     The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on implied volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.
Stock Incentive Plans
     2000 EIP. During 2007 and 2008, we granted restricted stock and options to purchase common stock to our employees and a director under the 2000 EIP. The restricted stock typically vests upon the completion of specific performance goals or over four years, with 25% of the shares vesting one year from the date of grant and the remaining shares vesting ratably thereafter on a monthly basis. The options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If restricted stock is surrendered or an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the restricted stock was not vested or the option was not exercised shall continue to be available under the 2000 EIP. As of September 30, 2008, 320,878 shares of restricted stock had been granted and were outstanding under the 2000 EIP, options to purchase 6,274,642 shares of common stock were outstanding under the 2000 EIP and 1,425,014 shares of common stock remained available for grant under the 2000 EIP.
     On August 11, 2008, under the 2000 EIP, we granted selected executives and key employees performance – based restricted stock awards whose vesting is contingent on our meeting specific goals, including internal earnings targets in the quarter ended December 31, 2008 and the quarter ended March 31, 2009. The cumulative total number of shares awarded is equal to 320,878, and vest over a period of approximately 5 to 8 months. The fair value of each share grant was estimated on the date of grant using the number of shares granted multiplied by the share price on the date of the grant. As of September 30, 2008, no compensation cost has been recognized related to this award.
     2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of September 30, 2008, options to purchase 530,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 383,124 shares of common stock remained available for grant under the 2000 NEDSOP. 2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value, as defined in the 2000 ESPP. The number of shares of common stock reserved for issuance under the 2000 ESPP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) 100,000 shares or (B) an amount determined by our board of directors. There were 361,806 and 368,498 shares issued for the 2000 ESPP during the nine months ended September 30, 2007 and 2008, respectively.

     Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

			Weighted average	Aggregate intrinsic
		Weighted average	remaining contractual	value (in
	Number of shares	exercise price	term (in years)	thousands)
Outstanding at December 31, 2007	6,672,095	$5.36
Granted	1,959,000	2.39
Exercised	(128,090)	2.22
Forfeited	(840,400)	3.65
Expired	(855,961)	7.20

Outstanding at September 30, 2008	6,806,644	$4.54	7.14	$140,620
Vested and expected to vest at September 30, 2008	6,343,607	$4.68	6.98	$136,948
Exercisable at September 30, 2008	3,798,156	$5.76	5.66	$125,120
     The weighted average grant-date fair values of options granted during the three months ended September 30, 2007 and 2008 were $1.79 per share and $1.42 per share, respectively.
     The weighted average grant-date fair values of options granted during the nine months ended September 30, 2007 and 2008 were $2.07 per share and $1.45 per share, respectively.
     During the nine months ended September 30, 2008, cash generated from share-based compensation arrangements amounted to $0.3 million from the exercise of options and $0.9 million from the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon the grant of restricted stock, exercise of options to purchase common stock and for purchases through the 2000 ESPP.
     The total fair value of options to purchase common stock that vested during the three months ended September 30, 2007 and 2008 was $0.6 million and $0.4 million, respectively. The total fair value of options to purchase common stock that vested during the nine months ended September 30, 2007 and 2008 was $2.3 million and $2.0 million, respectively.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.
     Diluted net loss per share reflects the potential dilution by including common stock equivalents, such as stock options, restricted stock, and stock warrants, in the weighted average number of common shares outstanding for a period, if dilutive.
     The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Shares used in computing basic net loss per share	45,717	46,223	45,451	46,078
Dilutive effect of warrants and common stock equivalents	—	—	—	—

Shares used in computing diluted net loss per share	45,717	46,223	45,451	46,078

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
     For the three and nine months ended September 30, 2008, outstanding options to purchase 6,806,644 shares of common stock with exercise prices ranging from $1.34 to $16.36 per share and outstanding warrants to purchase 1,602,489 shares of common stock at a price of $2.40 were not included in the calculation of diluted loss per share because their effect was antidilutive.

4. Cash and Cash Equivalents
     At September 30, 2008, we had $56.5 million in cash and cash equivalents. Pursuant to FASB Statement No. 157 the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets. We place our cash investments in instruments that meet credit quality standards and maturity guidelines, as specified in our investment policy. These guidelines limit the type, maturity and exposure to any one issue. The policy requires all investments to have a minimum rating of AAA, Aaa, AA, A-1 or P-1, as reported by two rating agencies.
     Substantially all of our cash and cash equivalents are maintained with two major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
     A summary of our cash and cash equivalents by major security type is as follows (in thousands):

September 30,
2008
Cash	$42,154
Commercial paper	1,822
Institutional money market funds	10,048
U.S Treasury and agency obligations	2,500

Cash and cash equivalents	$56,524

5. Inventories
     Net inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of net inventories (in thousands):

	December 31,	September 30,
	2007	2008
Purchased parts and materials	$1,187	$1,324
Finished goods	7,826	11,289

Total inventory	$9,013	$12,613

Inventories are net of an allowance for excess and obsolete inventory of approximately $2.2 million as of December 31, 2007 and September 30, 2008, respectively.
6. Acquisition
     In September 2008 we acquired certain identified RAIDCore and Network Attached Storage, or NAS, assets of Ciprico, for approximately $4.5 million consisting of cash consideration of $2.3 million, an unsecured non-interest bearing promissory note in the amount of $0.9 million, and contingent consideration in the amount of $1.1 million. Additionally, we incurred $0.2 million in acquisition related costs, primarily consisting of legal fees. Payments under the promissory note are due in equal monthly installments over a 42-month period commencing October 1, 2008. We are also required to pay Ciprico earn-out payments of up to $2.0 million over the 42 months following the date of acquisition. The earn-out payments are payable on a quarterly basis and are equal to 6.67% of RaidCore and NAS net revenue for the quarterly period. The contingent consideration liability fair value, as of the acquisition date, is $1.1 million, of which $0.3 million is included in accrued expenses and $0.8 million is included in other long-term liabilities. The purchase price was allocated to the assets acquired based on estimated fair values on the transaction date, resulting in the recording of RaidCore technology of $4.3 million and NAS technology of $0.2 million. The RaidCore and NAS assets are being amortized on a straight-line basis over four years and three years, respectively. Our primary reasons for the acquisition were to allow us to broaden our product portfolio in the RAID market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers.

7. Intangible Assets
     All of our identified intangible assets are considered to have finite lives and are being amortized in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and consist of the following (in thousands):

	December 31, 2007
		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(4,260)	$740
Customer relationships	2,500	(2,500)	—
Licensed patent portfolio	2,570	(1,030)	1,540

Total intangible assets	$10,070	$(7,790)	$2,280

	September 30, 2008
		Accumulated
	Gross	Amortization	Net
Core technology	$5,000	$(5,000)	$—
RaidCore Technology	4,256	(16)	4,240
NAS Technology	214	(1)	213
Licensed Patent Portfolio	2,570	(1,416)	1,154

Total intangible assets	$12,040	$(6,433)	$5,607

     Amortization expense related to intangible assets totaled $0.5 million and $0.3 million for the three months ended September 30, 2007 and 2008, respectively. Amortization expense related to intangible assets totaled $1.7 million and $1.1 million for the nine months ended September 30, 2007 and 2008, respectively.

     Estimated future amortization expense related to intangible assets as of September 30, 2008 is as follows (in thousands):

Years ending December 31,
2008 (remaining 3 months)	$412
2009	1,649
2010	1,647
2011	1,117
2012	782

Total	$5,607

8. Product Warranties Activity
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Balance, beginning of period	$1,380	$1,453	$663	$1,381
Charged to operations	623	1,091	2,725	2,710
Deductions for costs incurred	(719)	(850)	(2,104)	(2,397)

Balance, end of period	$1,284	$1,694	$1,284	$1,694

     Our deferred product maintenance revenue activity for the three and nine months ended September 30, 2007 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Balance, beginning of period	$587	$546	$581	$695
New warranty revenue contracts	1,151	287	1,850	1,197
Revenue recognized	(354)	(322)	(1,047)	(1,381)

Balance, end of period	$1,384	$511	$1,384	$511

9. Income Taxes
     We recorded an income tax expense of $0.1 million and an income tax benefit of $0.1 million for the three months ended September 30, 2007 and 2008, respectively. Our effective income tax rate was (3.07)% for the three months ended September 30, 2008, which differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     We recorded an income tax expense of $0.3 million and $0.3 million for the nine months ended September 30, 2007 and 2008, respectively. Our effective income tax rate of 1.64% for the nine months ended September 30, 2008 differs from the federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
     On January 1, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     The cumulative effects of adopting FIN 48 resulted in an increase of $0.5 million to accumulated deficit and an increase in other long term liabilities of $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2007 we had cumulative unrecognized tax benefits of approximately $4.5 million, of which approximately $0.2 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.3 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2007, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ended September 30, 2008.

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
     At September 30, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $67.3 million valuation allowance associated with our United States deferred tax assets compared to $65.9 million at December 31, 2007.
     As of December 31, 2007, we had federal and state net operating losses of approximately $144.0 million and $77.0 million, respectively, which begin to expire in the tax years ending 2013 and 2008, respectively. In addition, we had federal tax credit carryforwards of $3.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.4 million began to expire in the tax year ending 2008. We also had state tax credit carryforwards of $4.1 million, of which $3.8 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.3 million began to expire in the tax year ending 2008.
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
10. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows (in thousands):

Foreign
Currency
Items
Balance, December 31, 2007	$(3,100)
Foreign currency translation	(231)

Balance, March 31, 2008	(3,331)
Foreign currency translation	129

Balance, June 30, 2008	(3,202)
Foreign currency translation	(26)

Balance, September 30, 2008	$(3,228)

11. Credit Facilities
     In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from the effective date of the credit agreement. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation of Dot Hill to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On October 7, 2008 we issued a letter of credit to our contract manufacturer in China in the amount of $7.0 million.
     In August 2008, we terminated our credit agreement dated July 1, 2004, as amended, with Wells Fargo Bank, National Association, effective as of August 6, 2008. The credit agreement was terminated as it was no longer necessary given the establishment of our revolving credit facility with Silicon Valley Bank. There were no early termination penalties associated with the termination of the credit agreement and no outstanding borrowings under the credit line established by the credit agreement at the time of its termination.
12. Commitments and Contingencies
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
     On June 28, 2006 we entered into a Settlement and License Agreement with Crossroads that settles the lawsuit and licenses to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Technology, Inc., or Infortrend, Re Settlement of Crossroads Lawsuit with Infortrend Technology, Inc. In accordance with the Crossroads and Infortrend agreements, July 14, 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss, with prejudice, all patent claims against us. In addition, Infortrend paid Crossroads an additional $7.15 million on our behalf, from which $1.43 million was withheld for Taiwan taxes and is included in income tax expense on our statement of operations. Going forward, Crossroads will receive a running royalty of 2.5% based on a percentage of net sales of RAID products sold by us, but only those with functionality that is covered by United States Patents No. 5,941,972 and No. 6,425,035 and other patents in the patent family. For RAID products that use a controller sourced by Infortrend, we will pay 0.8125% of the 2.5% royalty, and Infortrend will be responsible for the remainder. For RAID products that use our proprietary controller, we alone will be paying the 2.5% running royalty. No royalty payments will be required with respect to the sale of storage systems that do not contain RAID controllers, known as JBOD systems, or systems that use only the SCSI protocol end-to-end, even those that perform RAID. Further, royalty payments with respect to the sale of any products that are made, used and sold outside of the United States will only be required if and when Crossroads is issued patents that cover the products and that are issued by countries in which the products are manufactured, used or sold.
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

     Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. We have entered into a settlement, the terms of which are confidential, and the Court has dismissed the entire action with prejudice.
Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2008.
     In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state consolidated derivative action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2008.
     In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state securities action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2008.
     The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain and material adverse outcomes are possible. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceedings could require Dot Hill to incur substantial settlement payments and costs.

Other Litigation
     We may be involved in certain other legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.
13. Warrant
     In January 2008, we amended our Product Purchase Agreement, or Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period in which the Agreement was signed.
14. Segment Information
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
     Information concerning net revenue and gross profit by product and service is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
Three months ended:
September 30, 2007:
Net revenue	$42,953	$528	$2,210	$45,691
Gross profit	$4,998	$129	$1,398	$6,525
September 30, 2008:
Net revenue	$75,217	$94	$1,330	$76,641
Gross profit	$8,084	$4	$853	$8,941

	SANnet	Legacy and
	Family	Other	Services	Total
Nine months ended:
September 30, 2007:
Net revenue	$149,566	$768	$4,997	$155,331
Gross profit	$17,390	$196	$2,537	$20,123
September 30, 2008:
Net revenue	$195,391	$306	$4,797	$200,494
Gross profit	$17,399	$62	$2,868	$20,329

Information concerning operating assets by product and service, derived by specific identification for assets related to specific segments and an allocation based on segment volume for assets related to multiple segments, is as follows (in thousands):

	SANnet	Legacy and
	Family	Other	Services	Total
As of:
December 31, 2007	$132,599	$1,022	$6,306	$139,927
September 30, 2008	$129,333	$1,305	$3,947	$134,585
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
Overview
     We are a provider of entry level and midrange storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add capacity as needed. Our broad range of products, from medium capacity stand-alone storage units to complete very high capacity storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our new product family based on our R/Evolution™ architecture provides high performance and large capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI, or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. Our SANnet products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
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
     In January 2008, we amended our Product Purchase Agreement, or Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. We began volume shipments to HP in the second quarter of 2008. In September 2008, we further amended our Agreement. The September 2008 amendment provides us with the ability to earn a total of $3.0 million of which $1.7 million and $1.3 million can be earned for the three months ended September 30, 2008 and for the three months ended December 31, 2008, respectively. These amounts represent a reimbursement from HP which was negotiated to compensate and effectively defer the price reductions provided to HP, effective July 1, 2008. We are required to meet certain unit shipment quantities during the third and fourth quarter of 2008 in order to earn these reimbursements. We do not anticipate future concessions from HP of this nature subsequent to December 31, 2008. For the three months ended September 30, 2008, we earned the first reimbursement of $1.7 million and have included this amount in our net revenues and gross profit.

     We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of follow-on products for the ST-3000 line having been developed to date. We expect net revenue from Sun to continue to decline over future periods. Since the beginning of 2007, we have experienced a decline in net revenues from Sun. Pursuant to our Development and OEM Supply Agreement with NetAPP, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetAPP. We began shipping products to NetAPP under the agreement for general availability in the third quarter of 2007 and expect revenues from NetAPP to increase during 2008. Pursuant to our Master Purchase Agreement with Fujitsu Siemens, we jointly developed with Fujitsu Siemens storage solutions utilizing key components and patented technologies from Dot Hill. We began shipping products to Fujitsu Siemens under the agreement in July 2006.
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
     We outsource substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third party’s manufacturing and procurement economies of scale. From 2002 to 2007, we outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron, which was subsequently purchased by Flextronics International Limited, or Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. Under the terms of the agreement, MiTAC supplies Dot Hill with manufacturing, assembly and test services from its facilities in China and SYNNEX provides Dot Hill with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 R/Evolution products are now manufactured by these partners.
     In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn will supply us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its world wide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. We do not anticipate shipping products for general availability under the Foxconn agreement until the first half of 2009.
     We derive net revenues primarily from sales of our SANnet II and Series 2000 family of products and we are in the process of transitioning SANnet II customers to our Series 2000 and Series 5000 family of products.
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

     In September 2008 we acquired certain identified RAIDCore and Network Attached Storage, or NAS, assets of Ciprico, for approximately $4.5 million consisting of cash consideration of $2.3 million, an unsecured non-interest bearing promissory note in the amount of $0.9 million, and contingent consideration in the amount of $1.1 million. Additionally, we incurred $0.2 million in acquisition related costs, primarily consisting of legal fees. Payments under the promissory note are due in equal monthly installments over a 42-month period commencing October 1, 2008. We are also required to pay Ciprico earn-out payments of up to $2.0 million over the 42 months following the date of acquisition. The earn-out payments are payable on a quarterly basis and are equal to 6.67% of RaidCore and NAS net revenue for the quarterly period. The contingent consideration liability fair value, as of the acquisition date, is $1.1 million, of which $0.3 million is included in accrued expenses and $0.8 million is included in other long-term liabilities. The purchase price was allocated to the assets acquired based on estimated fair values on the transaction date, resulting in the recording of RaidCore technology of $4.3 million and NAS technology of $0.2 million. The RaidCore and NAS assets are being amortized on a straight-line basis over four years and three years, respectively. Our primary reasons for the acquisition were to allow us to broaden our product portfolio in the RAID market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers.
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
Revenue Recognition
     We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the resulting accounts receivable is reasonably assured. We recognize revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. Historically these amounts have not been material. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customers we recognize the value of that consideration as a reduction in revenue.
     A majority of our net revenue is derived from a limited number of customers. We currently have three customers that each account for more than 10% of our total net revenue; Sun Microsystems, or Sun, Hewlett Packard, or HP, and NetApp Inc., or NetAPP. We typically incur significant design and development costs prior to being designed in with our OEM partners. Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2008		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Sun	$26,516	58.0%	$12,467	16.3%	$103,918	66.9%	$55,966	27.9%
HP	164	0.0%	33,712	44.0%	961	0.0%	59,656	29.8%
NetAPP	7,178	15.7%	15,857	20.7%	12,811	8.2%	43,928	21.9%
Other customers less than 10%	11,833	26.3%	14,605	19.0%	37,641	24.9%	40,944	20.4%

Total net revenue	$45,691	100.0%	$76,641	100.0%	$155,331	100.0%	$200,494	100.0%

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
     In July 2007, we received an upfront nonrefundable payment from one of our customers in the amount of $2.5 million. This amount represented a reimbursement for production test equipment and tooling that will be utilized over the term of our agreement to manufacture product for this customer. The upfront nonrefundable payment has been deferred and is being recognized ratably over the term of the agreement.
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
     During the first quarter of 2008, we closed our operations in the Netherlands and transitioned all functions previously performed in that location to our Carlsbad location. During this process, we performed a review of the functional currency for this operation in accordance with Financial Accounting Standards Board, or FASB, Statement No. 52, Foreign Currency Transactions, and based on the changes in operating conditions and economic facts and circumstances we changed the functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. For foreign subsidiaries whose functional currency is the local currency assets and liabilities are translated into United States dollars at period-end exchange rates. Revenues and expenses, and gains and losses, are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive loss.

Deferred Taxes
     We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006 the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the requirement to recognize the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. In assessing the need for a valuation allowance, we consider all positive and negative evidence.
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
     As of September 30, 2008, total unrecognized share-based compensation cost related to unvested stock options was $6.2 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.
Contingencies
     From time to time we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements; and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations
     The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.7	88.3	87.0	89.9

Gross profit	14.3	11.7	13.0	10.1

Operating expenses:
Sales and marketing	8.0	3.9	7.4	5.4
Research and development	12.6	9.1	10.7	10.7
General and administrative	5.3	4.3	6.0	5.1
Legal settlement	—	(0.3)	—	(2.0)

Total operating expenses	25.9	17.0	24.1	19.3

Operating loss	(11.6)	(5.3)	(11.1)	(9.1)
Other income, net	2.7	0.4	2.4	0.7
Income tax expense (benefit)	0.1	(0.1)	0.2	0.1

Net loss	(9.0)%	(4.8)%	(8.9)%	(8.6)%

(percentages may not aggregate due to rounding)
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2008
Net Revenue

	Three Months Ended
	September 30,
				%
	2007	2008	Increase	Change
	(in thousands, except percentages)
Net Revenue	$45,691	$76,641	$30,950	67.7%

     The increase in net revenue is primarily attributable to an increase in net revenue from HP, who sells a version of our Series 2000 family of products, and from NetAPP, partially offset by a decrease in net revenue from Sun who sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from HP for the three months ended September 30, 2008 totaled $33.7 million, or 44.0% of total net revenue. There was no significant net revenue from HP for the three months ended September 30, 2007. The substantial increase in HP net revenue is due to the launch and market acceptance of the HP MSA 2000 product line in March 2008, which is based on Dot Hill supplied products. Additionally, the HP net revenue included a $1.7 million reimbursement from HP which was negotiated to compensate and effectively defer the price reductions provided to HP effective July 1, 2008. We achieved certain unit shipment quantities for the three months ended September 30, 2008 to earn the reimbursement. The entire amount is also reflected in gross profit. Our net revenue from NetAPP increased $8.7 million, or 121%, from the three months ended September 30, 2007 as compared to the three months ended September 30, 2008. For the three months ended September 30, 2007, net revenue from NetAPP totaled $7.2 million, or 15.7% of our total net revenue, compared to $15.9 million, or 20.7% of our total net revenue, for the three months ended September 30, 2008. The rapid growth in net revenue from NetAPP was driven by NetAPP’s product launch during the third quarter of 2007. Our net revenues from Sun decreased $14.0 million, or 53%, from the three months ended September 30, 2007 as compared to the three months ended September 30, 2008. For the three months ended September 30, 2007, net revenue from Sun totaled $26.6 million, or 58.2%, of our total net revenue, compared to $12.5 million, or 16.3% of our total net revenue, for the three months ended September 30, 2008. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of follow-on products for the ST-3000 line having been developed to date. We expect net revenue from Sun to continue to decline over future periods.

Cost of Goods Sold

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
Cost of Goods Sold	$39,166	85.7%	$67,700	88.3%	$28,534	72.9%

     The increase in cost of goods sold in absolute dollars was primarily due to a 67.7% increase in net revenue. The increase in cost of goods sold as a percentage of net revenue was attributable to a change in product and customer sales mix. Net revenue from our highest margin product, sold to Sun and other SANnet II customers, declined as a percentage of total net revenue. Sun net revenue declined from 58.2% of total net revenue for the three months ended September 30, 2007 to 16.3% of total net revenue for the three months ended September 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products, primarily sold to HP and to a lesser extent to Fujitsu Siemens, as well as net revenue from product sold to NetAPP. Cost of goods sold as a percentage of net revenue associated with our Series 2000 products, improved significantly from the three months ended September 30, 2007 as compared to the three months ended September 30, 2008 as the Series 2000 product first started shipping in the third quarter of 2006 and was initially manufactured in a mostly soft tooled environment resulting in higher cost of goods sold. Also, we substantially completed the transition of the manufacturing of our Series 2000 products from Flextronics to MiTAC and SYNNEX and have been able to take advantage of their lower manufacturing costs. This transition was largely completed during the fourth quarter of 2007. In September 2008, we entered into a manufacturing agreement with Foxconn. Foxconn will supply us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. We do not anticipate shipping products for general availability under the Foxconn agreement until the first half of 2009. Additionally, the Series 2000 product cost of goods sold has improved due to our ability to leverage the higher volumes from HP to negotiate lower component costs. In addition, we have also initiated several value engineering projects to lower product costs. Our historical experience indicates that gross margins on new products sold to new customers start out low initially and increase over the first several quarters. Thereafter the margin improvements are generally more modest. The cost of goods sold on our business with NetAPP improved from the three months ended September 30, 2007 as compared to the three months ended September 30, 2008 primarily for the same reasons as for the Series 2000 products. The product we sell to NetAPP does not include higher margin value added features such as RAID controllers. As we continue to transition our net revenue from Sun and other SANnet II customers with higher margins to HP and NetAPP and other customers with lower margins, we anticipate cost of goods sold will continue to be a higher percentage of net revenue throughout 2008 in comparison to corresponding periods in the prior year.
Gross Profit

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
Gross Profit	$6,525	14.3%	$8,941	11.7%	$2,416	37.0%

     The slight increase in gross profit in absolute dollars for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily attributable to an increase in net revenue of $31.0 million, or 67.7%, and a change in product and revenue mix. Net revenue on our highest margin product, sold to Sun, declined as a percentage of total net revenue from 58.2% of net revenue for the three months ended September 30, 2007 to 16.3% of net revenue for the three months ended September 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products and net revenue from NetAPP. Net revenue from our Series 2000 products and net revenue from NetAPP represented 29.2% of our net revenue for the three months ended September 30, 2007 compared to 73.9% of our net revenue for the three months ended September 30, 2008. Additionally, the increase in gross margin in absolute dollars is due to the $1.7 million reimbursement from HP further discussed in net revenue above, as well as $0.3 million related to a legal settlement.

Sales and Marketing Expenses

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)
Sales and Marketing Expenses	$3,677	8.0%	$2,990	3.9%	$(687)	(18.7)%

     The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to a decrease in salaries, commissions and other employee related costs and intangible asset amortization. Salaries and commissions each decreased by approximately $0.2 million due to a lower overall headcount. The lower overall headcount also contributed to a $0.2 million decrease in other employee-related costs. Intangible asset amortization decreased by $0.1 million due to the applicable asset becoming fully amortized in 2007.
Research and Development Expenses

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
Research and Development Expenses	$5,746	12.6%	$6,940	9.1%	$1,194	20.8%

     The increase in research and development expense in absolute dollars was primarily due to an increase in project materials, employee-related costs and non-recurring engineering costs. Project materials increased by $0.4 million, and primarily consisted of work on HP specific projects. Employee-related costs increased by $0.6 million, due to increased headcount to support HP and other development projects as well as the hiring of new employees to support development activities related to our recent acquisition of assets from Ciprico. Non recurring engineering costs increased by $0.2 million as the three months ended September 30, 2007 included the benefit of non-recurring engineering recovery billed to NetAPP.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
General and Administrative Expenses	$2,424	5.3%	$3,309	4.3%	$885	36.5%

     The increase in general and administrative expenses in absolute dollars was primarily due to a $1.3 million foreign currency gain for the three months ended September 30, 2007 compared to a $0.1 million gain for the three months ended September 30, 2008. This difference is primarily due to the change in functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. Other general and administrative expenses decreased $0.3 million primarily due to lower legal costs as a result of a higher than expected reimbursement from our insurance carrier for legal services incurred to defend our stockholder litigation cases.

Legal Settlement

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)
Legal settlement	$—	0.0%	$(200)	(0.0)%	$(200)	(100.0)%

     The proceeds from a legal settlement of $0.2 million reflects a claim we filed in December 2006 against Infortrend for breach of the settlement agreement with Crossroads whereby Infortrend withheld $1.475 million for Taiwanese taxes. Such amount is reported as a reduction in operating expenses.
Other Income, net

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)
Other Income, net	$1,255	2.7%	$290	0.4%	$(965)	(76.9)%

     The decrease in other income, net is primarily due to a decrease in interest income of $0.9 million. The decrease in interest income is primarily attributable to a lower overall cash balance and declining interest rates. Cash and cash equivalents decreased from $84.7 million as of September 30, 2007 to $56.5 million as of September 30, 2008.
Income Taxes
     We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2008 compared to an income tax expense of $0.1 million for the three months ended September 30, 2007. Our effective income tax rate of (3.07)% for the three months ended September 30, 2008 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2008
Net Revenue

	Nine Months Ended
	September 30,
				%
	2007	2008	Increase	Change
	(in thousands, except percentages)
Net Revenue	$155,331	$200,494	$45,163	29.1%

     The increase in net revenue is primarily attributable to an increase in net revenue from HP, who sells a version of our Series 2000 family of products, and from NetAPP, partially offset by a decrease in net revenue from Sun who sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from HP for the nine months ended September 30, 2008 totaled $59.7 million, or 29.8% of total net revenue. The $59.7 million in net revenue from HP for the nine months ended September 30, 2008 is net of a $2.3 million reduction in net revenue, representing the fair value of the warrant issued to HP to induce them to enter into the agreement with us. Net revenue from HP for the nine months ended September 30, 2007 was approximately $1.0 million. The substantial increase in HP net revenue is due to the launch and market acceptance of the HP MSA 2000 product line in March 2008, which is based on Dot Hill supplied products. Additionally, the HP net revenue included a $1.7 million reimbursement from HP which was negotiated to compensate and effectively defer the price reductions provided to HP effective July 1, 2008. We achieved certain unit shipment quantities for the three months ended September 30, 2008 to earn this reimbursement. Our net revenue from NetAPP increased $31.1 million, or 243%, from the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2007, net revenue from NetAPP totaled $12.8 million, or 8.2% of our total net revenue, compared to $43.9 million, or 21.9% of our total net revenue, for the nine months ended September 30, 2008. The rapid growth in net revenue from NetAPP was driven by NetAPP’s product launch during the third quarter of 2007. Our net revenues from Sun decreased $48.0 million, or 46%, from the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2007, net revenue from Sun totaled $104.1 million, or 67.0% of our total net revenue, compared to $56.0 million, or 27.9% of our total net revenue, for the nine months ended September 30, 2008. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of follow-on products for the ST-3000 line having been developed to date. We expect net revenues from Sun to continue to decline over future periods.

Cost of Goods Sold

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
Cost of Goods Sold	$135,208	87.0%	$180,165	89.9%	$44,957	33.3%

     The increase in cost of goods sold in absolute dollars was primarily due to a 29.1% increase in net revenue. The increase in cost of goods sold as a percentage of net revenue was primarily attributable to a change in product and customer sales mix. Net revenue on our highest margin product, sold to Sun and other SANnet II customers, declined as a percentage of total net revenue. Sun net revenue declined from 67.0% of total net revenue for the nine months ended September 30, 2007 to 27.9% of total net revenue for the nine months ended September 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products, primarily sold to HP and to a lesser extent to Fujitsu Siemens, as well as net revenue from product sold to NetAPP. Cost of goods sold associated with our Series 2000 products improved significantly from the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008 as the Series 2000 product first started shipping in the third quarter of 2006 and was initially manufactured in a mostly soft tooled environment resulting in higher cost of goods sold. Also, we completed the transition of the manufacturing of our Series 2000 products from Flextronics to MiTAC and SYNNEX and have been able to take advantage of their lower manufacturing costs. This transition was largely completed during the fourth quarter of 2007. Additionally, the Series 2000 product cost of goods sold has improved due to our ability to leverage the higher volumes from HP to negotiate lower component costs. In addition, we have also initiated several value engineering projects to lower product costs. Our historical experience indicates that gross margins on new products sold to new customers start out low initially and increase over the first several quarters. Thereafter the margin improvements are generally more modest. The cost of goods sold on our business with NetAPP improved from the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008 primarily for the same reasons as for the Series 2000 products. The product we sell to NetAPP does not include higher margin value added features such as RAID controllers. As we continue to transition our net revenue from Sun and other SANnet II customers with higher margins to HP and NetAPP and other customers with lower margins, we anticipate cost of goods sold will continue to be a higher percentage of net revenue throughout 2008 in comparison to corresponding periods in the prior year.
Gross Profit

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
Gross Profit	$20,123	13.0%	$20,329	10.1%	$206	1.0%

     The increase in gross profit in absolute dollars for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable to an increase in net revenue of $45.2 million, or 29.1%. The decrease in gross profit as a percentage of revenue was due to a change in product mix. Net revenue on our highest margin product, sold to Sun, declined as a percentage of total net revenue from 67.0% of net revenue for the nine months ended September 30, 2007 to 27.9% of net revenue for the nine months ended September 30, 2008. This was replaced by lower margin net revenue from our Series 2000 products and net revenue from NetAPP. Net revenue from our Series 2000 products and net revenue from NetAPP represented 21.8% of our net revenue for the nine months ended September 30, 2007 compared to 64.2% of our net revenue for the nine months ended September 30, 2008. Additionally, the decrease in gross margin as a percentage of net revenue for the nine months ended September 30, 2008 includes a $2.3 million reduction in net revenue, representing the fair value of the warrant issued to HP This decrease is partially offset by an increase in gross margin in both absolute dollars and as a percentage of net revenue of $1.7 million from HP further discussed in net revenue above, as well as $0.3 million related to a legal settlement.

Sales and Marketing Expenses

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change
(in thousands, except percentages)
Sales and Marketing Expenses	$11,456	7.4%	$10,909	5.4%	$(547)	(4.8)%

     The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to a decrease in intangible asset amortization of $0.5 million, travel and lodging of $0.2 million and salaries of $0.1 million. Intangible asset amortization decreased by $0.5 million due to the asset becoming fully amortized in 2007. Salaries decreased by approximately $0.1 million due to a lower overall headcount. Travel and lodging expenses decreased as a result of lower headcount. These decreases were offset by an increase of $0.2 million in severance costs related to employees in our Netherlands office and a $0.2 million in increase in allocated costs.
Research and Development Expenses

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
Research and Development Expenses	$16,617	10.7%	$21,489	10.7%	$4,872	29.3%

     The increase in research and development expenses in absolute dollars was primarily due to a $1.9 million increase in project materials, as well as a $0.4 million increase in outside testing and tooling to support development projects for our OEM customer HP. Consulting expense increased $0.3 million primarily due to the development of an ASIC chip. Additionally, salaries increased $0.6 million due to increased headcount to support HP and other projects as well as the hiring of new employees to support development activities related to our recent acquisition of assets from Ciprico. General overhead expense increased $0.7 million due to higher overhead expenses and an increased allocation percentage. The nine months ended September 30, 2007 included the benefit of $0.3 million of non-recurring engineering recovery billed to NetAPP. Finally, stock compensation increased $0.2 million and vacation pay increased $0.2 million primarily due to the additional headcount.
General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change
(in thousands, except percentages)
General and Administrative Expenses	$9,416	6.1%	$10,291	5.1%	$875	9.3%

     The increase in general and administrative expenses was primarily due to a foreign currency gain for nine months ended September 30, 2007 of $1.6 million compared to a foreign currency gain of $0.2 million for the nine months ended September 30, 2008. This difference is primarily due to the decision to change the functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. Additionally, legal fees decreased $1.3 million as a result of the Special Litigation Committee completing the majority of its work in 2007. The nine months ended September 30, 2008 included a reimbursement for legal fees from our insurance carrier of $0.2 million. This decrease was offset by increases in share-based compensation of $0.5 million, recruiting of $0.3 million, other professional fees of $0.3 million and consultants of $0.2 million. Share-based compensation increased due to the granting of a larger number of stock options in the first half of 2008 relative to 2007. Recruiting increased due to fees incurred while locating and hiring key talent within the organization. The increase in consulting/other professional fees is primarily due to expenses associated with IT consultants for our Oracle production environment.

Legal Settlement

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)
Legal settlement	$—	0.0%	$(4,036)	(2.0)%	$(4,036)	(100.0)%

     Legal settlement proceeds were received from two cases. The proceeds from the first legal settlement of $3.8 million reflects a February 2007 claim we filed for arbitration in Denver, Colorado alleging that the representative of the, Chaparral Network Storage, Inc., or Chaparral, shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads. The proceeds from the second legal settlement of $0.2 million reflects a claim we filed in December 2006 against Infortrend for breach of the settlement agreement with Crossroads whereby Infortrend withheld $1.475 million for Taiwanese taxes. Such amounts are reported as a reduction in operating expenses.
Other Income, net

	Nine Months Ended		Nine Months Ended
	Jun 30, 2007		September 30, 2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
(in thousands, except percentages)
Other Income, net	$3,794	2.4%	$1,435	0.7%	$(2,359)	(62.2)%

     The decrease in other income, net is due to a decrease in interest income of $2.4 million. The decrease in interest income is primarily attributable to a lower overall cash balance and declining interest rates. Cash and cash equivalents decreased from $84.7 million as of September 30, 2007 to $56.5 million as of September 30, 2008.
Income Taxes
     We recorded an income tax expense of $0.3 million for the nine months ended September 30, 2007 compared to an income tax expense of $0.3 million for the nine months ended September 30, 2008. Our effective income tax rate of 1.64% for the nine months ended September 30, 2008 differs from the U.S. federal statutory rate due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.
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
     The cumulative effects of adopting FIN 48 resulted in an increase of $0.5 million to accumulated deficit and an increase in other long term liabilities of $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2007 we had cumulative unrecognized tax benefits of approximately $4.5 million, of which approximately $0.2 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.3 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2007, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ending September 30, 2008.
     Due to net operating losses and other tax attributes carried forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1994 through December 31, 2007. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 1999 through 2007.
     We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes and other relevant factors.

     At September 30, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $67.3 million valuation allowance associated with our United States deferred tax assets compared to $65.9 million at December 31, 2007.
     As of December 31, 2007, we had federal and state net operating losses of approximately $144.0 million and $77.0 million, respectively, which begin to expire in the tax years ending 2013 and 2008, respectively. In addition, we had federal tax credit carryforwards of $3.9 million, of which approximately $0.5 million can be carried forward indefinitely to offset future taxable income, and the remaining $3.4 million will begin to expire in the tax year ending 2008. We also had state tax credit carryforwards of $4.1 million, of which $3.8 million can be carried forward indefinitely to offset future taxable income, and the remaining $0.3 million began to expire in the tax year ending 2008.
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
Liquidity and Capital Resources
     The primary drivers affecting liquidity and cash are working capital requirements and net profits or losses. Working capital has been needed to support inventory requirements at some of our larger OEM customers, and more recently our acquisition of Ciprico’s RAIDCore and NAS assets. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard payment terms ranging between net thirty and net forty-five days. If in the longer term our net revenues increase, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers. Furthermore, we have had to maintain only a small amount of inventory, as our customers for the most part took delivery of products directly from our contract manufacturer’s facility. Beginning in the latter half of 2007, however, we started to hub inventory for some of our larger customers, which has increased our cash usage levels. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers (specifically NetAPP, HP and Fujitsu Siemens), to manage inventory under hubbing arrangements, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.
     As of September 30, 2008, we had $56.5 million of cash and cash equivalents and $77.0 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds, U.S. treasury and agency obligations and commercial paper.
     For the nine months ended September 30, 2008, net cash used in operating activities was $23.1 million compared to cash used in operating activities of $7.0 million for the nine months ended September 30, 2007. Net cash used in operating activities for the nine months ended September 30, 2008 was attributable to the net loss of $17.2 million consisting of cash and non cash activities. The operating activities that affected cash consisted primarily of lower gross profit, resulting largely from the changes in customer and product mix, lower interest income, due primarily to lower cash balances and lower reinvestment rates, and increased research and development expense, much of which is associated with the ramp in product sales to HP. The non-cash operating activities included in the net loss that did not affect cash consisted of the following: depreciation and amortization of $4.4 million; share-based compensation expense of $2.2 million; and issuance of warrants to a customer of $2.3 million; offset by the provision for doubtful accounts of $0.2 million. Cash flows from operations reflects the positive impact of $6.7 million related to an overall increase in accounts payable due to increased inventory and the timing of payments to our vendors, $3.8 million in proceeds from our Chaparral escrow legal settlement, $0.5 million from another legal settlement and income taxes of $0.2. Cash flows from operations were negatively impacted by a $15.6 million increase in accounts receivable due to higher net revenues during the quarter ended September 30, 2008 as compared to the quarter ended December 31, 2007. Additionally, there was a $3.6 million increase in inventory primarily due to the creation of new hub inventory locations and the build up of inventory at our existing hub locations for certain of our customers. The increase in inventory would have been $3.3 million higher had it not been for quarter end hub pulls in the same amount from two of our larger customers to support their year end demand. These customer pulls may have an impact on our net revenue projections for the three months ended December 31, 2008. Furthermore, there was a $2.0 million decrease in accrued compensation and expenses primarily due to a $0.6 million reduction in restructuring costs as a result of the closing of our Netherlands office, a $0.3 million decrease in deferred revenue as a result of our NetAPP revenue recognition of $0.5 million offset by new service contracts of approximately $0.3 million, a $0.2 million decrease in other long-tem liabilities primarily due to the amortization of our deferred rent and a $1.3 million reduction in other accrued manufacturing costs.
     Cash used in investing activities for the nine months ended September 30, 2008 was $4.0 million compared to $9.2 million of cash used in investing activities for the nine months ended September 30, 2007. Cash used during the nine months ended September 30, 2008 was primarily due to the purchase of certain indentified intangible assets from Ciprico in the amount of $2.5 million and $1.5 million for the addition of computer hardware and software assets.
     Cash provided by financing activities for the nine months ended September 30, 2008 was $1.2 million compared to cash provided by financing activities of $1.1 million for the nine months ended September 30, 2007. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans and warrants of $0.9 million, and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.3 million.
     We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next 12 months and for operating periods in excess of 12 months. In addition, this will enable us to pursue acquisitions or capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of net revenues from continued operations, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth in inventory to support NetAPP, HP and Fujitsu Siemens, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services and growth in personnel and operations. Similar to the $1.7 million in additional net revenue received as a reimbursement from HP for price reductions provided to HP effective July 1, 2008, we may receive up to an additional $1.3 million for the three months ended December 31, 2008. If we receive this amount it will have a positive impact on our net revenues, gross margin and net loss from operations for the three months ended December 31, 2008. We do not anticipate future concessions from HP of this nature subsequent to December 31, 2008.
     In August, 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from the effective date of the credit agreement. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation of Dot Hill to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. In August 2008, we terminated its credit agreement dated July 1, 2004, as amended, with Wells Fargo Bank, National Association, effective as of August 6, 2008. The credit agreement was terminated as it was no longer necessary given the establishment of Dot Hill’s revolving credit facility with Silicon Valley Bank. There were no early termination penalties associated with the termination of the credit agreement and no outstanding borrowings under the credit line established by the credit agreement at the time of its termination.
     The following table summarizes our contractual obligations as of September 30, 2008 (in thousands).

Contractual Obligations	Total	2008	2009	2010	2011	2012	2013
Operating Lease Obligations	$6,964	$424	$1,523	$1,508	$1,527	$1,564	$418

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
Off — Balance Sheet Arrangements
     At September 30, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
Recent Accounting Pronouncements
     In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations. FASB Statement No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. This statement also requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB Statement No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We are in the process of assessing the impact of the adoption of this standard on our future condensed consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
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
     The following table provides information about our investment portfolio at December 31, 2007 and September 30, 2008. For investment securities, the table presents carrying values at December 31, 2007 and September 30, 2008. These investment securities are not subject to maturity dates.

	December 31, 2007	September 30, 2008
	(amounts in thousands)
Cash equivalents	$78,157	$14,370
Average interest rate	4.8%	2.9%

     We have a line of credit agreement, which accrues interest on any outstanding balances at a variable rate. As of September 30, 2008, we had no balance under this line. On October 7, 2008 we issued a letter of credit to our contract manufacturer in China in the amount of $7.0 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     Thereafter, we gave notice to Infortrend of our intent to bring a claim alleging breach of the settlement agreement seeking reimbursement of $1.475 million from Infortrend. On November 13, 2006, Infortrend filed a lawsuit in the Superior Court of California, County of Orange for declaratory relief. The complaint seeks a court determination that Infortrend is not obligated to reimburse Dot Hill for $1.475 million. On December 12, 2006, we answered the complaint and filed a cross complaint alleging breach of contract, fraud, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and declaratory relief. Infortrend demurred to the cross complaint. The Court denied the demurrer as to the fraud cause of action and sustained the demurrer as to the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. We have entered into a settlement, the terms of which are confidential, and the Court has dismissed the entire action with prejudice.
Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action
     In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2008.
     In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state consolidated derivative action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2008.
     In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state securities action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2008.
     The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain and material adverse outcomes are possible. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceedings could require Dot Hill to incur substantial settlement payments and costs.
Other Litigation
     We may be involved in certain other legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ending December 31, 2007 and subsequent filings with the SEC. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.
     Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 63.2% and 27.9% of our net revenues for the year ended December 31, 2007 and the nine months ended September 30, 2008, respectively. In addition, sales to NetAPP accounted for 12.5% and 21.9% of our net revenues for the year ended December 31, 2007 and for the nine months ended September 30, 2008, respectively. Furthermore, for the nine months ended September 30, 2008, HP accounted for 29.8% of net revenues. We expect Sun, NetAPP and HP will each represent greater than 10% of our overall revenues for the year ending December 31, 2008. If our relationships with Sun, NetAPP, HP, Fujitsu Siemens or certain of our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Sun, NetAPP, HP, Fujitsu Siemens or our other OEM customers will expand or not otherwise be disrupted. Factors that could influence our relationship with our significant OEM customers, including Sun, NetAPP, HP and Fujitsu Siemens include:
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
Recent turmoil in the credit markets and the financial services industry may negatively impact the Company’s business, results of operations, financial condition or liquidity.
     Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations from our existing lender under our bank credit agreement or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers end user customers’ ability to finance the purchase of electronic components from us or our suppliers’ ability to provide us with product, either of which may negatively impact the our business and results of operations.
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
     Pricing pressures could also result when we cannot pass increased material costs onto our customers such as steel and freight costs which have increased as a result of higher fuel costs
     Pricing pressures also exist from our significant OEM customers that may attempt to change the terms, including pricing and payment terms of their agreements with us. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually, or otherwise, commit to price reductions for our products prior to determining if we can implement corresponding cost reductions. If we are unable to achieve such cost reductions, or are unable to pass along cost increases to our customers, or have to reduce the pricing of our products, our gross margins may be negatively impacted which could have a material adverse effect on our business, financial condition or results of operations.

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
     None of our contracts with our existing customers, including Sun, NetAPP, HP and Fujitsu Siemens, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchasing commitments. Changes in the timing, or volume of purchases by our major customers, could result in lower revenue. For example, we cannot be certain that our sales to Sun will continue at historical levels or sales to NetAPP, HP or any of our OEM customers will ramp to expected levels. In fact, sales to Sun have continued to decrease compared to earlier levels and Sun has informed us that it intends to phase out our products over the next several quarters. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, our OEM customers may sell the products of our competitors. We cannot be certain if, when or to what extent any customer might cancel purchase orders, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our revenues to decline substantially, and our business and results of operations could be significantly harmed.
The requirement of a few of our larger OEM customers to locate finished goods inventory in vendor managed “hubs” could result in a reduction in working capital and cash.
     A few of our larger OEM customers, including NetAPP, HP and Fujitsu Siemens, deploy vendor managed inventory, or VMI hubs, whereby vendors, including us, are required to store up to several weeks of finished goods inventory. This inventory is typically located at hubs close to our OEM customer’s final assembly facilities. Net inventory increased from $9.0 million as of December 31, 2007 to $12.6 million as of September 30, 2008, primarily resulting from inventory hubbing requirements with NetAPP, Fujitsu Siemens and HP. If our business with these customers increases, we expect inventory levels at these hubs could grow, which could result in a reduction of cash and increasing inventory loss and obsolescence risk, all of which could harm our business and results of operations.
We may continue to experience losses in the future, and may require additional capital.
     For the three months ended September 30, 2008, we incurred a net loss of $3.7 million. For the remainder of 2008, we expect our business to remain volatile as we are unable to reliably predict revenues from Sun, NetAPP, HP, Fujitsu Siemens and our other OEM customers. Revenue levels achieved from HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will affect our financial results for 2008. Consequently, we cannot assure you that we will be profitable in any future period.
     Our available cash and cash equivalents as of September 30, 2008 totaled $56.5 million. We presently expect cash and cash equivalents, and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:
•	the increased working capital requirements due to contractual requirements with NetAPP, HP and Fujitsu Siemens;

•	Our need to utilize a significant amount of cash to support additional finished goods inventory for our customers and to make incremental investments in organizational capabilities and test infrastructure to support their product launches;

•	our ability to continue to maintain adequate lines of credit and favorable payment terms from our contract manufacturers,

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	our need for additional tooling to support increased volumes or in support of disaster recovery plans;

•	our ability to achieve targeted gross profit margins and cost reduction objectives;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to reach break-even or profitability;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our manufacturing strategy and plans to move the manufacturing of some of our products to a new contract manufacturing partner could result in additional operating and capital expenses;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements or recalls;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions, including the current financial crisis;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights; and

•	costs of litigating and defending law suits.
     We may not be able to raise additional funds on commercially reasonable terms or at all, especially considering the current financial crisis. Any sales of convertible debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. In our agreement with Silicon Valley Bank, we have pledged substantially all of our accounts receivable and are restricted from pledging inventory and intellectual property. Consequently, any issuance of convertible debt would have to be on an unsecured basis and our ability to borrow more money on a secured basis would be impaired. As such, we may not be able to issue secured debt on commercially reasonable terms at all.
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
The transition of manufacturing of our products to Foxconn could impact our operating results.
     Our decision to enter into a manufacturing agreement with Foxconn, in September 2008 may result in additional costs or capacity constraints that could negatively impact expected gross margins and revenues. As a consequence of transitioning to Foxconn, we could also have a surplus of raw materials at our other contract manufacturers: MITAC; SYNNEX; and Flextronics. This could result in lower margins. In addition, if we experience any product quality or manufacturing capacity issues, revenues from customers as well as their satisfaction with our products could be negatively impacted.
     The pricing we received from our contract manufacturers was predicated on volume expectations. If we are unable to meet those volume expectations, our contract manufacturers may become less responsive to us and seek to increase prices, which could potentially negatively impact margins and profits.
     In addition, our new relationship with Foxconn may negatively impact our relationship with MITAC, SYNNEX and Flextronics, which could negatively impact product cost, quality or our ability to meet product delivery schedules.
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
     Our gross margins are determined in large part based on our manufacturing costs, our component costs and our ability to include RAID controllers, and low cost value added features into our products, as well as the prices at which we sell our products. If we are unable to lower production costs to be consistent with our projections or any decline in selling prices, our gross margins and operating results will suffer. Several of the new products we are currently shipping or expect to begin shipping are in the early stages of their lifecycle. Our historical experience indicates that gross margins on new products are low initially and increase over time as a result of maturing manufacturing processes, component cost reductions and engineering the products to reduce costs. If we fail to achieve these margin improvements, our gross margins will be negatively impacted and our business, financial condition and results of operations could be significantly harmed. Additional factors which could adversely impact gross margin dollars and gross margin percentage include:

•	changes in the mix of products we sell to our customers;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price performance advantages;

•	our inability to reduce production or component costs;

•	entry into new markets or the acquisition of new customers;

•	sales discounts and marketing development funds;

•	ongoing revaluation of the Chinese RMB compared to the US dollar;

•	increases in material or labor costs;

•	excess inventory, inventory shrinkages and losses and inventory holding charges;

•	price purchase variances resulting from reductions in component costs purchased on our behalf by our contract manufacturers or owned by us in inventory versus the original cost of those components;

•	increased warranty costs and costs associated with any potential future product quality and product defect issues;

•	our inability to sell our higher performance Series 5000 and Series 2000 products, our data management services software and our RaidCore software;

•	component shortages which can result in expedite fees, overtime or increased use of air freight; and

•	increased freight costs resulting from higher fuel prices, or from the need to expedite shipments of components to our contract manufacturer or finished goods to some of our customers and their hub locations.
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

	Net	Net Income
Quarter	Revenues	(Loss)
Third Quarter 2004	57.0	3.5
Fourth Quarter 2004	65.5	4.0
First Quarter 2005	58.0	2.1
Second Quarter 2005	65.9	3.3
Third Quarter 2005	53.6	(1.3)
Fourth Quarter 2005*	56.3	22.5
First Quarter 2006	58.7	(5.0)
Second Quarter 2006	66.3	(6.6)
Third Quarter 2006**	54.8	(60.1)
Fourth Quarter 2006	59.4	(9.1)
First Quarter 2007	53.4	(6.0)
Second Quarter 2007	56.2	(3.7)
Third Quarter 2007	45.7	(4.1)
Fourth Quarter 2007***	51.8	(46.4)
First Quarter 2008	52.8	(6.1)
Second Quarter 2008	71.0	(7.4)
Third Quarter 2008	76.6	(3.7)

*	Includes deferred tax benefit from reversal of valuation allowance of $25.3 million.

**	Includes income tax expense related to reestablishing valuation allowance of $47.1 million.

***	Includes write off of $40.7 in goodwill
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
     Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:
•	general economic conditions which could impact the timing of customer orders and capital spending and other conditions in the global economy that may impact IT spending;

•	the size, timing, cancellation or rescheduling of significant customer orders;

•	our ability to reduce fixed expenses;

•	our customer policies pertaining to desired inventory levels of our products and the levels of inventory our customers require us to maintain in their designated inventory hub locations;

•	changes in the mix or average selling prices of our products;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	product configuration, mix and quality issues;

•	changes in pricing by us or our competitors;

•	the cost of litigation and settlements involving intellectual property and other issues;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	our ability to ramp our manufacturing to keep up with demand from our customers;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	hardware component costs and availability, particularly with respect to hardware components obtained from sole-source providers and major component suppliers such as disk drives, memory, sole source semiconductors and legacy RAID controllers;

•	our success in creating brand awareness and in expanding our sales and marketing programs;

•	the level of competition;

•	gain or loss of customers;

•	potential increases or reductions in inventories held by OEM customers;

•	slowing sales of the products of our OEM customers;

•	technological changes in the open systems storage market, some of which could potentially be breakthrough technologies that may provide competitors cost or performance advantages;

•	levels of expenditures on research, engineering and product development;

•	levels of expenditures in our manufacturing and support organization and our ability to manage variances in component costs and inventory levels of components held by our manufacturing partners;

•	longer than anticipated product integration cycles for our products;

•	the quality and timeliness of products being manufactured by Flextronics, MiTAC, SYNNEX and Foxconn and compliance with environmental regulations or related requirements of our OEM customers;

•	changes in our business strategies;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances and valuation of goodwill), liabilities and other items reflected in our consolidated financial statements;

•	restructuring costs associated with facilities closures, consolidations, and headcount reductions;

•	changes in accounting rules or changes in our accounting policies;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	personnel changes; and

•	general economic and other conditions affecting the timing of customer orders and capital spending or conditions in the global economy that impact IT spending.
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
     We rely on third parties to manufacture all of our products. If our agreements with Foxconn, Flextronics, MiTAC or SYNNEX are terminated, or if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. In addition, Flextronics recently acquired Solectron and there is no assurance that the combined company will not terminate, or otherwise seek to modify the terms of our agreement with Flextronics, and any such termination or modification may also require us to establish and qualify alternative manufacturing for our products. Any such transition would also require a significant amount of our management’s attention. Under our OEM agreements with Sun and NetAPP, they have the right to require that we use a third party to manufacture our products. Such an external manufacturer must meet the engineering, qualification and logistics requirements of both Sun and NetAPP. If our agreements with Foxconn, Flextronics, MiTAC or SYNNEX terminate, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our OEM customers and one that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.
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
     As of September 30, 2008, our executive officers, directors and their affiliates beneficially owned approximately 9.4% of our outstanding shares of common stock. These individuals may be able to influence matters requiring approval by our stockholders, including the election of a majority of our directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of us. This concentration of ownership may also make it more difficult or expensive for us to obtain financing. Further, any substantial sale of shares by these individuals could depress the market price of our common stock and impair our ability to raise capital in the future through the sale of our equity securities.
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
     Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2008 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise prices of $2.40 per share. The warrant is exercisable for a period of five years from the date of issuance. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.
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
     As of September 30, 2008, 37% of our common stock was owned by five institutional stockholders. As a result a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.
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

Item 6. Exhibits
     The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description
2.1	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc.

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.3	Form of Common Stock Certificate. (3)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (4)

4.5	Form of Rights Certificate. (4)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (5)

10.1	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD. *

10.2	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company. *

10.3	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (6)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested from the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 26, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 10, 2008

Dot Hill Systems Corp.
By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 10, 2008

By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)