Form 10-K
period 2008-12-31
DOT HILL SYSTEMS CORP
filed 2009-03-10
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to

Commission file number 1-13317

DOT HILL SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3460176
(State of Incorporation)	(I.R.S. Employer Identification No.)

2200 Faraday Ave, Suite 100 Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(760) 931-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	The Nasdaq Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008 was $116,517,958.

The number of shares of the registrant’s common stock outstanding as of March 03, 2009 was 46,946,641.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, but not limited to, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the Securities and Exchange Commission, or SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements are set forth in the section entitled “Risk Factors” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K.

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

We are a provider of entry-level and midrange storage systems and storage software for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular architecture that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance or reliability. Our current product family based on our Rapid Evolution, or R/Evolution ™ architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI, or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provide additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 series of entry-level storage products and newer Just a Bunch of Disks, or JBOD, arrays have significantly increased in market share during 2008 and are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our legacy SANnet II products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are also MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability, and this legacy is continued in a number of next generation products that we plan to bring to market in 2009. In January 2009, we launched a new line of products to address the growing need for smaller formfactor, highly dense storage utilizing SAS or serial ATA, or SATA, disks, as well as the newest generation of solid state disks, or SSDs. In September 2008, we made a significant investment through our acquisition of certain assets, namely RAIDCore and Network Attached Software, or NAS, from Ciprico, Inc., or Ciprico. We believe this acquisition will open up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. The acquisition also provided us with a new team of software development professionals located in Minneapolis, Minnesota.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our OEM channel partners currently include, among others, Fujitsu Siemens Computers, or Fujitsu Siemens, Hewlett-Packard, or HP, Motorola, Inc., or Motorola, NEC Corporation, or NEC, NetApp, Inc., or NetApp, and Sun Microsystems, or Sun.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to provide private label, entry-level redundant array of independent disks, or RAID, storage arrays to HP. This business rapidly expanded during 2008 as HP launched these products in their sales channels. In connection with the amended agreement, we issued a five-year warrant to HP to purchase 1,602,489 shares of Dot Hill’s common stock (approximately 3.5% of Dot Hill’s outstanding shares prior to the issuance of the warrant). We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so, having shipped over 200,000 units to date. However, over the past year we have experienced a decline in net revenues from Sun. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of development of follow-on products for the ST-3000 line to date. We expect net revenue from Sun to continue to decline over future periods. Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007 and net revenues from NetApp have increased significantly in 2008. Pursuant to our Master Purchase Agreement with Fujitsu Siemens, we are developing, with Fujitsu Siemens, storage solutions utilizing key components and patented technologies from us. We began shipping products to Fujitsu Siemens under the agreement in July 2006 and expect to continue introducing additional products.

Our agreements with our channel partners do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable partner. Our ability to achieve profitability will depend, among other things, on the level of orders we actually receive from our channel partners, the actual amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time our ability to meet delivery schedules required by our channel partners and the economic environment.

Our strategy includes outsourcing substantially all of our manufacturing to third-party contract manufacturers in order to reduce product cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. Since 2002, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron, which was subsequently purchased by Flextronics International Limited, or Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. Under the terms of the agreement, MiTAC supplies us with manufacturing, assembly and test services from its facilities in China and SYNNEX provides us with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. The agreement with MiTAC and SYNNEX facilitates our strategic product initiatives, helps to expand our global capabilities and further reduces our manufacturing costs. Currently, all of our Series 2000 and Series 5000 R/Evolution products are manufactured by these partners.

In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn will supply us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. We do not anticipate shipping products for general availability under the Foxconn agreement until the first half of 2009.

In December of 2008, our management approved, committed to, and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance and facility costs. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our two facilities in Carlsbad, California and Longmont, Colorado into the Longmont Colorado facility.

We were formed in 1999 by the combination of Box Hill Systems Corp., or Box Hill, and Artecon, Inc., or Artecon. We reincorporated in Delaware in 2001. Our website address is http://www.dothill.com. Information contained on our website does not constitute a part of this annual report on Form 10-K. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports that we file with the SEC are currently available free of charge to the general public through our website promptly after being filed with the SEC and are also accessible through the SEC’s website which may be found at http://www.sec.gov. In addition, you may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

Growth of Data Storage

The efficient generation, storage, management and retrieval of digital data and content has become increasingly strategic and mission-critical to organizations. The volume of this data continues to grow rapidly, driven by several factors, including, among others:

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

•

the development of the information lifecycle management and the growing use of RAID systems in the backup market in place of, or in addition to, automated tape libraries, due to new applications of technologies that offer improved alternatives in the trade-off between performance and cost of ownership.

According to International Data Corporation, or IDC, the total storage capacity of all worldwide external disk storage systems shipped will grow by nearly 52% on a compounded annual basis between 2007 and 2012. In 2009, though we are entering a period of reduction in overall IT industry spending, we believe there may be a shift in spending toward the entry-level storage market as IT budgets are adjusted downwards.

IDC estimates that by 2011, worldwide storage systems hardware, software and services revenue will total $90.1 billion, with disk storage systems representing 37% of this total, or $33.3 billion.

IDC also estimates that worldwide storage systems hardware, software and services revenue will grow at a 3.7% compound annual growth rate, or CAGR, from $75.2 billion in 2007 to $90.1 billion in 2011, and that disk storage systems will grow at a 3.4% CAGR from $28.2 billion in 2007 to $33.5 billion in 2011.

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

In addition to dramatic increases in the overall volume of data, the storage market has been influenced by the following major trends:

Migration to Networked and Clustered Computing. Computing processes and architectures have evolved from mainframe computing systems toward a centrally managed network computing environment characterized by multiple operating systems and server platforms that must share information both locally and remotely. Organizations require large-scale data storage solutions offering, among other things:

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

Storage Area Networks

End users require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance or reliability. Historically, SCSI was the primary method of connecting storage to servers, based on a direct attached storage, or DAS, model.

Recently, SAS has been adopted to replace parallel SCSI. Subsequently, the FC protocol was developed, which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. More recently, the iSCSI protocol has emerged in entry-level and midrange systems for storage connected via standard local area networks, or LANs, and wide area networks, or WANs, and leverages the vast investments and existing deployments of Ethernet technology. On-going developments in the industry have also led to preliminary proposed standards for FC over Ethernet, or FCoE, which are expected to deploy in 2010. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards.

SANs, whether FC or iSCSI based, apply the benefits of a networked approach to data storage applications, allowing large blocks of data to move efficiently and reliably between multiple storage devices and servers without interrupting normal network traffic. SANs provide high scalability, connectivity and fault-tolerance, which permit IT managers to create and manage centralized pools of storage and backup devices with redundant data paths. With the addition of file-sharing software, SANs also allow multiple hosts to share consolidated data, dramatically reducing the need to duplicate, move and manage multiple files in a wide variety of data-intensive applications. SANs primarily employ FC technology, although more recently iSCSI is increasingly being employed to provide storage access over Internet Protocol, or IP SANs.

Direct Attached Storage

A significant portion of storage systems that don’t require the benefits of a scalable networked storage infrastructure are based on a DAS architecture attached directly to a server. Such storage is typically used to create a large data storage attached to a single server that is then shared or accessed over a general purpose LAN as opposed to a dedicated storage network. Newer clustered file systems for example are often based on large arrays of networked servers that each have a local set of disks, or a RAID disk set, as their local data storage. These local DAS RAID arrays can range from several disks housed inside the server housing and controlled by a local RAID controller adapter installed inside the server, up to larger RAID arrays connected to the server via a local high speed dedicated storage link. RAID arrays inside the servers typically require a dedicated RAID host bus adapter that interfaces multiple disk drives to the host computer bus to provide a very high performance disk array with RAID level data protection. More recent server implementations are commonly replacing the dedicated RAID host bus adapter with a lower cost built in disk input/output, or I/O, controller function built into the server motherboard, and implementing the RAID software on the host server operating system. This same RAID controller or software is also capable of connecting to external JBOD or SAS RAID arrays via an external SAS cable to provide extremely cost effective, local storage for servers. We intend to serve this market with our recently acquired RAIDCore product.

Demand for High Performance, Affordable Network Storage Solutions

Customers increasingly demand higher performing, affordable solutions to address expanding storage requirements, interoperability across disparate systems, the need for improved connectivity and rising data management costs. Customers are also demanding open standards architecture and modular systems that allow them to add capacity as needed. These demands have created significant opportunities for network storage system solutions that are affordable and provide high performance. In general, features that were historically only available in high-end storage systems are increasingly required in entry-level and midrange systems.

Reliability

Perhaps one of the most important requirements for many customers is that their stored data is available, and that the systems upon which they are stored be reliable. For example, Internet-related customers can lose significant revenue for every minute their sites are inoperable and users cannot access data from the website. Similarly, the operations of corporate customers can grind to a halt if important data is lost or unavailable. For these reasons, a storage system’s reliability is often a very critical factor in making a choice among storage systems.

Our Solutions

We offer a flexible broad line of networked data storage solutions composed of standards-based hardware and software for open systems environments including SAS, FC and iSCSI storage markets. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products, at prices that are suitable for the entry-level or midrange markets. Our end-users consist of entry-level and midrange users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our product lines range from approximately 146 gigabyte, or GB, to complete 108 terabyte, or TB, storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

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

•

Modular Scalability. Our products are designed using a single cohesive modular architecture that allows customers to size and configure storage systems to meet their specific requirements or storage network type. This modular architecture also allows customers to easily expand and, in some cases, reconfigure a system as their needs change, permitting them to extend the useful life of, and better utilize, their existing systems.

•

Reliability. We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We offer high reliability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our R/Evolution and SANnet II storage systems. Redundant components have the ability to be replaced while the system is online without interrupting network activity. All of our SANnet II and 5730 disk array products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F certifications. Our R/Evolution product family is targeted at the general purpose market without compromising our high reliability standards.

•

High-end performance attributes and features. Our R/Evolution products are enclosed in a compact two unit high chassis which accommodates up to 12 3.5” disk drives or 24 2.5” disk drives in the array. Arrays can be configured from 876 GB for entry-level Series 2000 products to 108 TB for the Series 5000 midrange products. Customers can intermix SAS and SATA II drives in the same enclosure offering a multitude of configuration options that provide greater flexibility to end users that wish to store different performance profiles of data in the same physical array. Additionally, our R/Evolution products currently feature the industry’s only unified product architecture which utilizes a common RAID controller architecture from the entry-level to the midrange.

•	Open Systems, Multi-Platform Support. As an independent provider of storage products, we are well positioned to provide storage solutions on a variety of platforms and operating systems, including

Linux, HP-UX, Solaris and Windows. Our product lines support access to data by multiple servers using different operating systems simultaneously. This multi-platform compatibility allows customers to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as the customer’s storage architecture changes.

•

Manageability. The ability to manage storage systems, particularly through software, is a key differentiator among storage vendors. RAIDar(TM) and SANscape(R), our storage management software for R/Evolution and SANnet II products, respectively, enable customers to more easily manage and configure their storage systems and respond to their changing system requirements.

•

Data Management Software. We introduced our AssuredFamily of data management services, or DMS, in 2007 in conjunction with the launch of our R/Evolution product family. As part of our AssuredFamily, AssuredSnap(TM) enables point in time snapshots of data for usage in realtime backups, data mining and disaster avoidance. AssuredCopy(TM) enables users to create a clone copy of data at any point in time. We expect to launch additional DMS solutions in 2009 to expand the portfolio of DMS available for our R/Evolution based products.

•

Enterprise Server Software. Through the acquisition of Ciprico’s RAIDCore assets in September 2008, we now offer a high performance, feature rich, host-based RAID stack that can be included as a key ingredient of an entry-level or midlevel enterprise class server built by OEMs or SIs. RAIDCore provides a best in class solution for standard Windows and Linux servers that utilizes existing built in SATA or SAS I/O capabilities of motherboards or simple storage I/O adapters to replace expensive dedicated hardware RAID adapter solutions.

Our Strategy

Our objective is to capture an increasing share of the open systems storage solution market while maintaining reasonable profit margins. Our strategy includes the following:

•

Utilize indirect sales channels. We have adopted an indirect sales model to access end-user markets primarily through our OEM, VAR and SI partners. This allows us to benefit from our channel partners’ extensive direct and indirect distribution networks, installed customer bases and greater sales, marketing and global service and support infrastructures. The costs associated with a direct worldwide sales force are extensive. By leveraging the sales networks of our OEM, SI and VAR partners, we can manage our sales and marketing costs at much lower levels. In addition, we encourage our channel partners to provide direct support and service to end-users.

•

Outsource manufacturing and service operations. We outsource substantially all of our manufacturing operations, which we believe allows us to reduce our manufacturing infrastructure, enhance working capital and improve margins.

•

Focus on existing customers and develop new customer relationships. We have been selling our products to Sun for resale to Sun’s customers since 2002. Since 2005, we have entered into OEM agreements with NetApp, Fujitsu Siemens, Motorola, NEC, Sepaton, Inc., or Sepaton, and Stratus Technologies, or Stratus. In January 2008, we amended our agreement with HP to provide private label, entry-level RAID storage arrays to HP. We intend to focus on expanding our relationships with our existing channel partners and to continue seeking additional OEM relationships with other industry leaders to sell current products and expand the number of products offered to existing OEM partners to enable them to address new markets.

•

Grow and extend technology leadership. We view our core competencies as the research, design and engineering of modular open storage systems and data protection for enterprise servers . We believe that focused research and development on advanced, cost effective storage technologies is critical to our ongoing success. We intend to continue to develop and integrate high-end features into our products in order to offer more complete storage solutions and enhance our existing products to benefit our channel partners’ efforts to increase sales. For example, our R/Evolution 2730 Modular Storage Architecture, our 2730 Turbo product, our 2330 iSCSI RAID product, our 2530 SAS RAID product and our 5730 midrange RAID product contain several new features that we believe demonstrate Dot Hill’s technology leadership in storage systems.

•

Expand our total available market. With our acquisition of both RAIDCore and NAS assets in September 2008, we intend to expand our available market by extending our reach into server internal storage and entry-level NAS opportunities.

•

Leverage our R/Evolution architecture. We developed our R/Evolution architecture as a foundational element of our R/Evolution modular storage arrays. This modular architecture allows us to quickly develop and bring to market new products based on this foundation. We intend to focus and unify our development efforts on this approach, which we believe offers a competitive time to market advantage to us. In particular, we intend to utilize R/Evolution to continually extend the feature sets of both our entry-level and midrange solutions and build a comprehensive set of software based features that offer our customers increased levels of value and differentiation.

•

Quickly adopt new standards. We strive to introduce products that are first to market. For example, in January 2009 we introduced the first two unit high, 24 drive 2.5” small form factor disk RAID array that supported mainstream SAS, SATA and SSD drives. We believe our highly modular architecture will allow us to quickly adopt newer standards such as 8G FC and FCoE. In addition, our RAIDCore enterprise RAID stack for Windows and Linux servers allow us to quickly adopt and migrate to next generation Intel and AMD class server architectures due to its highly modular architecture and approach.

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

Our Products

We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers’ needs for easily scalable cost effective solutions. We currently offer storage systems in FC, SCSI, iSCSI, SAS and SATA technologies with DAS and SAN configurations. We also offer enterprise class RAID software for industry standard Windows and Linux servers, as well as storage management applications, which can manage any one or all of our storage system configurations. In addition, performance enhancing and DMS software is sold bundled with our storage systems or licensed separately to OEM customers, including AssuredSnap and AssuredCopy.

All of our current SANnet II and 5730 products are NEBS Level 3 certified and meet carrier class standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. MIL-STD-810F is a military standard created by the United States Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are important requirements for end-users, particularly those in these telecommunications and government sectors.

Our primary products include the following:

Storage Systems Hardware

Product Line	Description	General Availability	Capacity	Target Market	Features
2730	2 unit high, 12-56 SAS or SATA drives, 4 Gb FC DAS and SAN storage	3Q06	Up to 56 TB using 1 TB SATA drives	Entry-level	Complete SAN solution in a single enclosure, scalable performance and capacity for general purpose applications.

2730T	2 unit high, 12-56 SAS or SATA drives, 4 Gb FC DAS and SAN storage	2Q07	Up to 56 TB using 1 TB SATA drives	Entry-level	Complete SAN solution with enhanced performance in a single enclosure, scalable performance and capacity for general purpose applications.

2722	2 unit high, 24-96 SAS, SATA or SSD drives, 4 Gb FC DAS and SAN storage	1Q09	Up to 3.5 TB using 147 GB or 7.2 TB using 300 GB SAS drives	Entry-level small form factor storage	Complete SAN solution in a single enclosure, scalable performance and capacity for high density and low power applications.

2530	2 unit high, 12-56 SAS or SATA drives, 3 Gb SAS DAS and SAN storage	3Q08	Up to 56 TB using 1 TB SATA drives	Entry-level	Complete SAN solution with enhanced performance in a single enclosure, scalable performance and capacity for general purpose applications.

2522	2 unit high, 24-96 SAS, SATA or SSD drives, 3 Gb SAS DAS storage	1Q09	Up to 3.5 TB using 147 GB or 7.2 TB using 300GB SAS drives	Entry-level small form factor storage	Complete SAN solution in a single enclosure, scalable performance and capacity for high density and low power applications.

2330	2 unit high, 12-56 SAS or SATA drives, 1 Gb iSCSI SAN storage	4Q07	Up to 56 TB using 1 TB SATA drives	Entry-level storage	Complete SAN solution in a single enclosure, scalable performance and capacity for general purpose applications.

2122	2 unit high, 24 SAS, SATA or SSD drives, 3 Gb SAS JBOD interface	1Q09	Up to 3.5 TB using 147 GB or 7.2TB using 300GB SAS drives	Entry-level small form factor storage	SAS expansion unit for 2722 or 2522.

2130	2 unit high, 12 SAS, or SATA drives, 3 Gb SAS JBOD interface	1Q09	Up to 12 TB using 1 TB SATA drives	Entry-level small form factor storage	SAS expansion unit for 2730, 2730T and 2530.

Product Line	Description	General Availability	Capacity	Target Market	Features
5730	2 unit high, 12-108 SAS or SATA drives, 4 Gb FC DAS and SAN storage	4Q07	Up to 108 TB using 1 TB SATA drives	Midrange storage	Complete SAN solution in a single enclosure, scalable performance and capacity for general purpose applications.

SANnet II SCSI	2 unit high, 12 to 36 drives, Ultra320 SCSI DAS storage	4Q02	146 GB to 10 TB using 300 GB SCSI drives	Entry-level and midrange storage	Compact 3.5” high enclosures, RAID using SCSI connections, expandable storage capacity.

SANnet II FC	1 unit high, 4 drives, Ultra320 SCSI DAS	1Q04	146 GB to 1.2 TB using 300 GB SCSI drives	Entry-level storage	Highly rack-optimized design, connects to low- cost server SCSI ports.

SANnet II Blade	2 unit high, 12 to 108 drives, 2 Gb Fibre Channel DAS and SAN storage	1Q03	146 GB to 32 TB using 300 GB FC drives	Entry-level and midrange storage	Complete SAN solution in a single enclosure, scalable performance and capacity without interruptions.

Other Offerings

Product Line	Description	General Availability	Capacity	Target Market	Features
Software

SANscape	Storage management software	1Q00	N/A	Entry-level and midrange storage	Graphical and command line consoles with diagnostics, monitoring and reporting.

AssuredSnap	DMS	3Q06	N/A	Entry-level and midrange storage	Snapshot technology for backup, data mining and disaster recovery.

AssuredCopy	DMS	3Q06	N/A	Entry-level and midrange storage	Create volume copies or backups of disk volumes to prevent data loss or corruption.

RAIDar	Storage management software	1Q00	N/A	Entry-level and midrange storage	Graphical and command line consoles with diagnostics, monitoring and reporting.

RAIDCore	Enterprise server RAID software stack	1Q09	N/A	Entry level and midrange servers	Enterprise class host RAID stack for Windows and Linux.

R/Evolution Modular Storage Architecture. We began the introduction of our R/Evolution architecture-based product family during the third quarter of 2006. This family of new offerings focuses on the incorporation of SAS/SATA drive technology with a variety of front-end host interfaces. These products are focused on the general purpose market initially and introduce several technological advancements including EcoStor™ (elimination of batteries in a RAID cache management system) and SimulCache™ (high-speed mirrored cache coherency). We believe we were the first RAID vendor to offer mixed SAS or SATA disk drives in the same two unit high, 12 drive enclosure in a highly reliable storage system. With the introduction of the new 24 drive small form factor drive products, we believe we are also the first to offer such systems with full embedded RAID and data protection capability.

•

2730. We launched our 2730 product, our first R/Evolution architecture product, during the third quarter of 2006. It is a general purpose high performance storage array offering up to four 4 Gb FC ports host connectivity and any combination of up to 56 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environment.

•

2730T. We launched our 2730 Turbo product, based on our R/Evolution architecture, during the second quarter of 2007. It is a general purpose high performance storage array offering up to four 4 Gb FC ports host connectivity and any combination of up to 56 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environment.

•

2722. We launched our 2722 product, based on our R/Evolution architecture product, during the first quarter of 2009. It is a general purpose high performance storage array offering up to four 4 Gb FC ports host connectivity and any combination of up to 96 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environments.

•

2530. We launched our 2530 product, based on our R/Evolution architecture product, during the third quarter of 2008. It is a general purpose high performance storage array offering up to four 3 Gb SAS ports host connectivity and any combination of up to 56 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environments.

•

2522. We launched our 2522 product, based on our R/Evolution architecture product, during the first quarter of 2009. It is a general purpose high performance storage array offering up to four 3 Gb SAS ports host connectivity and any combination of up to 96 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environments.

•

2330. We launched our 2330 product, based on our R/Evolution architecture product, during the third quarter of 2007. It is a general purpose high performance storage array offering up to four 1 Gb iSCSI ports host connectivity and any combination of up to 56 SAS and SATA disk drives. It can be deployed in IP SAN environments.

•

5730. We launched our 5730 product, our first midrange based R/Evolution architecture product, during the fourth quarter of 2007. It is a general purpose high performance storage array offering up to eight 4 Gb FC ports host connectivity and any combination of up to 108 SAS and SATA disk drives. It can be deployed in both a SAN and DAS environment.

SANnet II Family of Storage Solutions. We began the introduction of our SANnet II family during the fourth quarter of 2002. Our SANnet II products provide enterprise class functionality to the entry-level and midrange storage markets at attractive prices. Through our SANnet II family of networked storage solutions, we offer compact, rugged RAID arrays that support SAN and DAS configurations. The SANnet II products provide excellent up-time and are tested to operate in extreme environmental conditions. In addition, our SANnet II products share a common modular architecture and unified management system that integrates our SANpath and SANscape management software. To date we have shipped more than 200,000 of these storage arrays.

•	SANnet II SCSI. We launched our SANnet II SCSI product during the fourth quarter of 2002. It is an entry-level ultra-compact storage solution for DAS architectures.

•	SANnet II FC. We launched our SANnet II FC product in the first quarter of 2003. It is a FC-based online storage product for IT managers that require a SAN solution.

•	SANnet II Blade. We launched our SANnet II Blade product during the first quarter of 2004. It is an entry-level ultra-compact storage solution for DAS architectures.

Software. We develop application software technologies and products that are complementary to our overall storage solutions. For our SANnet II customers, our software is delivered as a host based storage management application called SANscape. Our software supports widely used open systems platforms, including Linux, Unix and Windows. We also offer a web-based graphical user interface, or GUI, (RAIDar) for our R/Evolution modular storage products for array management for our Series 2000 and 5000 products. AssuredSnap and AssuredCopy are data management services offerings providing rollback and roll forward manipulation of point in time data snapshots and volume clone or copy of data respectively.

•

SANscape. SANscape is our storage management software that facilitates the monitoring, configuration and maintenance of our SANnet II storage solutions using a Java-based GUI and a variety of tools. Originally released during the first quarter of 2000, SANscape can be used to manage various storage solutions deployed throughout an organization. Its event tools monitor the storage solutions under management and report status changes to administrators by email, pager and other means.

•

AssuredSnap. AssuredSnap is our DMS software that introduces point in time snapshot technology into the R/Evolution product family. AssuredSnap provides the ability to create point-in-time copies or backups of disk volumes with instant restoration of data to any captured point in time snapshot. Since AssuredSnap only copies data that has changed to disk it can virtually eliminate backup windows. The AssuredSnap implementation is not only fast, but also reduces the size of snapshots by storing only a single instance of changed blocks. This technology is unique in the market and allows IT managers increased backup efficiency and flexibility.

•

AssuredCopy. AssuredCopy is our DMS software that introduces data cloning or volume copy services into the R/Evolution product family. AssuredCopy leverages snapshot technology to create complete, physically independent copies of master or snapshot volumes. Once complete, volume copies can be mounted to any host system for read-only or read-write access. As both a data protection and a data management technology, AssuredCopy can be used to support applications such as backup and data recovery, data mining, decision support, data distribution and migration, application development and test. AssuredCopy protects against accidental or malicious loss or corruption of data, and provides additional protection against complete volume failure.

•

RAIDar. RAIDar is a GUI used for configuring, monitoring, error reporting and running diagnostics for our 2730 RAID systems. Our OEM customers have the option of customizing their own GUI with the purchase of a customization tool kit. This tool kit enables our OEM customers to private label the GUI quickly and cost efficiently.

•

RAIDCore. RAIDCore is a high performance, feature rich, host based RAID stack for Windows and Linux based enterprise servers. Our OEM and SI customers typically integrate RAIDCore as an ingredient of their entry-level Intel or AMD based server products. It has the ability to replace a dedicated hardware RAID adapter in many applications by utilizing the built in disk I/O ports built into modern server hardware. In most instances, RAIDCore is private labeled and branded with the OEM’s own brand.

Sales and Marketing

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs and supplemented by Sis, Distributors and VARs. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We maintain a sales and marketing organization operating out of our office in Longmont, Colorado, with regional offices in Germany, Japan and the United Kingdom as well as several smaller localized field sales offices throughout North America. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty. In addition, one of our customers has the right to return a percentage of product within 90 days of purchase, subject to certain terms and conditions.

OEMs

Our primary distribution channel is through OEMs. We have several OEM relationships and are actively developing new ones. Currently our significant OEM partners include, among others, HP, Sun and NetApp. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. For the years ended December 31, 2006, 2007 and 2008, OEM sales represented 90.5%, 86.9% and 90.6% of our net revenue, respectively. Sales to Sun accounted for 82.0%, 63.2% and 24.6% of our net revenue for the years ended December 31, 2006, 2007 and 2008, respectively. Sales to NetApp accounted for 12.5% and 23.2% of our net revenue for the years ended December 31, 2007 and 2008, respectively. Sales to HP accounted for 32.6% of our net revenue for the year ended December 31, 2008.

Indirect Channels

Most of our non-customized, or “black box”, products are sold in conjunction with smaller OEMs, distributors, VARs and SIs, who work closely with our sales force to sell our products to end-users. Our indirect channel partners generally resell our products under their own or generic R/Evolution brand name, and share responsibility with us for marketing, sales, service and support. We believe indirect channel sales represent an attractive growth opportunity and intend to expand the scope of our indirect channel sales efforts by continuing to actively pursue additional indirect channel partners, both domestically and internationally.

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

Our Relationships with Key OEMs

Our OEM channel partners currently include, among others, HP, Sun, NetApp, Fujitsu Siemens, Motorola, NEC, Sepaton and Stratus. We believe that our product sales through these market leaders strengthen our credibility in the marketplace, validate our technology and enable us to sell our products to a much broader customer base. In addition to expanding and enhancing our relationships with current OEM customers and other types of channel partners, we intend to seek additional OEM customers as a part of our overall strategy.

In May 2002, we entered into a three-year OEM agreement with an annual renewal to provide our SANnet II and SANscape products for private label sales by Sun. This agreement was extended until January 2011 and now provides for automatic renewals for additional one-year periods, unless either party notifies the other of its intent not to renew within the specified time period. During October 2002, we began shipping to Sun the first product in our SANnet II family of systems, SANnet II SCSI, for resale to Sun’s customers. We began shipping our SANnet II FC to Sun in March 2003, our SANnet II SATA to Sun in June 2004 and our SANnet II Blade to Sun in March 2004. Because of our historical net revenue concentration with Sun, we have been subject to seasonality related to Sun’s historical sales patterns. Generally, sales for the second quarter of our fiscal year have reflected the positive impact attributed to Sun’s historically strong sales in the last quarter of its fiscal year. Conversely, sales for the third quarter of our fiscal year typically have reflected the impact of decreased sales to Sun for the first quarter of its fiscal year. Sun has announced that the products we sell to them will no longer be available after specific periods in 2009. Consequently, we are expecting a significant decline in sales to Sun in 2009.

In July 2005, we entered into a Development and OEM Supply Agreement with NetApp. Under the agreement, we are designing and developing general purpose disk arrays for a variety of products to be developed for sale to NetApp. The initial term of the agreement is three years after first general availability customer shipment and after this initial period the agreement renews automatically for a subsequent 12 months unless terminated by either party. We started shipping products for general availability to NetApp in September 2007 and additional products were added in December 2007.

In January 2006, we entered into a Master Purchase Agreement with Fujitsu Siemens. Under the agreement, we co-develop storage solutions utilizing key components and patented technologies from Dot Hill. The initial agreement term is five years. We began shipping products to Fujitsu Siemens in July 2006.

In January 2008, we amended our agreement with HP to provide entry-level RAID products to them. Under the amended agreement, we provide private label RAID storage arrays to HP. The amendment expanded our original agreement with HP that covered RAID storage arrays for the HP StorageWorks 9000 Virtual Library System, which was introduced in November 2007. The amendment extended the original agreement from one year to five years. In connection with this agreement, we issued a fully vested five-year warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant).

Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

Customer Service and Support

We recognize that providing comprehensive, proactive and responsive support is essential to maintaining and growing customer satisfaction, fostering customer loyalty and securing repeat business. We provide comprehensive 24 hours a day, seven days a week, 365 days a year global customer service and support, either directly or through third-party service providers, aimed at simplifying installation, minimizing usage problems, maximizing system availability and streamlining administration. Through direct and third-party service providers, we maintain a global network of professional engineers and technicians who provide telephonic technical support in various languages from strategically located global response centers on a 24-hour, seven-day basis. In addition, we have the ability to provide four hour on-site service response as required on a global basis. We also offer all of our customers’ access to SANsolve, our web-hosted interactive support knowledge base that gives our customers the ability to find answers to technical questions through our Customer Resource Center as well as initiate and track all support issues.

We have also taken steps to better align our service and support structure with our indirect sales model, including the following:

•

Encouraged our channel partners to provide support and service directly to end-users. For example, HP, Sun, Fujitsu Siemens and NetApp provide all but the final level of support and service to their end-users, and we provide only that final level of support and service.

•	Focused on providing the higher levels of support for a fee through our professional services offering.

•	Established authorized service providers.

•

Entered into an agreement with Glasshouse Technologies Inc., or Glasshouse, to provide warranty and non-warranty services for customers who purchase new maintenance agreements for our prior generation SANnet product family as well as our new R/Evolution platforms.

We plan to continue to grow our service offerings, including onsite support contracts and professional services. These services will be performed either directly by us, or through the increased use of third-party service providers. We also are capitalizing on a growing population of product whose initial warranty expired by providing cost effective out-of-warranty repair services.

Research and Development

Our research and development team has been focused on developing innovative storage products, storage management software, storage management application software for the open systems market and the integration of our storage controller technology into our designed storage systems. In addition we have been working on the integration of our newly acquired software RAIDCore technology in open system servers to allow us to address segments of the market that we did not previously have access to. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the UNIX environment and the first NEBS Level 3 certified and MIL-STD-810F tested line of storage systems. We were first to market and have patented SimulCache which increases the write performance in a dual controller array. We were first to market and have patented EcoStor into our R/Evolution products, which eliminate batteries in the storage system, hence decreasing service costs while ensuring permanent data integrity in the event of power failure. We also believe that we were one of the first in the industry to be able to reliably intermix SAS and SATA drives in the same storage system without caveat. This has enabled us to build products that can optimize capacity and performance applications within the same storage array. We recently launched the first external RAID product using 24 2.5” drives in a two unit high chassis form factor. We are focused on continuously developing products that meet changing customer needs and anticipating and proactively responding to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines. We are actively working on next generation technologies in both storage hardware protocols and storage software applications.

Our areas of expertise include Linux, Unix and Windows driver and system software design, SAN storage resource management software design, storage system design and integration, RAID controller design and technology, RAID firmware development, data management software development, storage enclosure design and high-speed data interface design. We are currently focusing development efforts on our next-generation family of storage systems and on our software products. Projects include the launch of additional members of the R/Evolution family of systems, improvements to our storage software offerings and next generation high-speed solutions that will take advantage of the latest transports and technologies.

Our research and development activities are directed by individuals with significant expertise and industry experience. Our total research and development expenses were $36.5 million, $22.6 million and $28.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Manufacturing and Suppliers

Since 2002, we have outsourced substantially all of our manufacturing operations for our SANnet II systems and RAID controllers to Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX, a leading global IT supply chain services company. Under the terms of the agreement, MiTAC supplies us with manufacturing, assembly and test services from its facilities in China and SYNNEX provides us with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX facilitates our strategic product initiatives, helps to expand our global capabilities and reduces our manufacturing costs. We began shipping products under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 R/Evolution products are shipping from these manufacturing partners. In September 2008, we entered into a manufacturing agreement with Foxconn. Under the terms of the agreement, Foxconn will supply us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party.

Intellectual Property

Our success depends significantly upon our proprietary technology. We have received registered trademark protection for the marks SANnet(R), SANpath(R), SANscape(R), Stratis(R), Dot Hill (R), Dot Hill Systems(R) and the Dot Hill logo. We have attempted to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We have registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees and with key vendors and suppliers.

As of December 31, 2008, we had been awarded a total of 41 United States patents, 19 of which were awarded in 2008. 33 of these patents generally cover RAID controller and SAM-related technology. In addition, as of December 31, 2008 we had four allowed United States patents, and 46 filed United States patent applications. The patents covering our core technologies expire from 2010 to 2028. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

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

In June 2006, we entered into a settlement and license agreement with Crossroads Systems Inc., or Crossroads, which was amended in October 2006 and settled the patent action brought by Crossroads against us and licensed to us the family of patents from which it stemmed. We concurrently entered into an agreement with Infortrend Technology Inc., or Infortrend, under which Infortrend paid for most of the settlement charges as well as most of the royalties on products that we ship that incorporate Crossroads’ controller technology. On products that do not incorporate Infortrend’s controller technology we are solely responsible for payment of royalties to Crossroads.

Competition

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp., or LSI, Infortrend, and Xyratex Ltd., or Xyratex. We also compete with traditional suppliers of computer systems, including Dell Inc., or Dell, IBM, Sun and HP, which market storage systems as well as other computer products.

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

We believe the principal competitive factors in the storage systems market are:

•	product performance, features, scalability and reliability;

•	price;

•	product breadth;

•	timeliness of new product introductions;

•	interoperability and ease of management; and

•	responsiveness to OEMs.

We believe that we compete favorably in several of these categories. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products and maintaining high quality standards and customer satisfaction.

Employees

As of December 31, 2008, we had 266 full-time employees, of whom 43 were engaged in sales and marketing, 127 in research and development, 58 in manufacturing, 21 in general management and administration and 17 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Executive Officers and Key Employees of the Registrant

Name	Age	Position	Officer or Key Employee Since
Dana W. Kammersgard	53	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal	48	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	July 2006
James Kuenzel(2)	55	Senior Vice President of Engineering	February 2006
Ernest Hafersat(2)	59	Senior Vice President of Worldwide Manufacturing, Operations and Supply Base Management	March 2008

(1)	In 1999, Artecon and Box Hill merged to form Dot Hill. Artecon was founded in 1984 and Mr. Kammersgard was an officer of Artecon from its inception until the merger, and has been an officer of Dot Hill since that date.

(2)	Key employees.

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

Ernest Hafersat has served as our Senior Vice President of Worldwide Manufacturing, Operations and Supply Base Management since November 2008, and previously served as our Vice President of Worldwide Manufacturing Operations and Supply Base Management since March 31, 2008. Mr. Hafersat joined Dot Hill after leaving Western Digital Corporation where he held senior level positions in operations and engineering from 2005 to 2008. Prior to Western Digital, Mr. Hafersat was Vice President, Manufacturing Operations & Program Management for Carrier Access Corp. Previous positions include Vice President, Operations for Vari-l Corp., Vice President/ GM at Read-Rite Corp.- Philippines, Senior Director, Engineering/ NPI at Maxtor Corp. and Director of Engineering at Hyundai Semiconductor-Korea. Mr. Hafersat has overseen operations, supply base management, global supplier quality and engineering for both domestic and international multi-site facilities. His international experience includes China, Pacific Rim countries, Mexico and Costa Rica. Mr. Hafersat has a BSIE/BSEE from Waterbury State Technical University, and attended University of Hartford and Rennsslaer Polytechnic Institute with credits toward an MBA.

Item 1A.	Risk Factors

The following sets forth risk factors that may affect our future results. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this annual report on Form 10-K, including our financial statements and related disclosures.

Recent turmoil in the global economy, credit markets and the financial services industry may negatively impact our revenues, access to capital, our customers’ access to capital and ability to pay for their purchases in a timely manner, and our suppliers’ access to capital and ability to provide us with goods and timely delivery, or willingness to provide credit terms to us.

The current recession could reduce the demand for our products and negatively impact net revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when, or if, global IT spending rates will be affected and to what degree they will be impacted. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our net revenues, operating results and financial condition may be adversely affected.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and other industries and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations from our existing lender under our bank credit agreement or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers, and/or their customers, ability to finance the purchase of storage systems from us or our suppliers’ ability to provide us with product, any of which may negatively impact our business, financial condition and results of operations.

Our smaller OEM customers may not be as well capitalized as, nor do they have the financial resources of, our larger customers. In addition, our sales to all our customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of their liquidity constraints, or because they are awaiting payment from their customers, or other factors beyond our control, which could increase our exposure to losses from bad debts, or increase accounts receivable, and thus reduce cash.

Our third-party manufacturers rely on other third parties to supply key components of our storage products. Some of these components are available only from one or limited sources in the quantities and quality we require. Should any of the component suppliers cease to operate due to the current economic conditions or otherwise, we would have to qualify and locate alternative suppliers. We estimate that replacing key components we currently use in our products with those of another supplier could involve several months of hardware and software modification, which could significantly harm our ability to meet our customers’ orders for our products, damage our customer relationships and result in a loss of sales.

Our manufacturing suppliers provide us with credit terms that have in some cases been negotiated and documented in our manufacturing agreements. The credit terms we receive from these suppliers vary amongst our manufacturing partners but they all provide for adequate credit limits and credit terms. Should any of our manufacturing partners reduce our credit limits or shorten payment terms, due to their inability to purchase credit insurance or due to uncertainty regarding our financial position, our cash resources and working capital could be significantly impacted.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.

Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 63.2% and 24.6% of our net revenues for the years ended December 31, 2007 and 2008, respectively. In addition, sales to NetApp accounted for 12.5% and 23.2% of our net revenues for the years ended December 31, 2007 and 2008, respectively. Furthermore, sales to HP accounted for 32.6% of net revenues for the year ended December 31, 2008. We expect HP and NetApp will each represent greater than 10% of our overall revenues for the year ending December 31, 2009. If our relationships with HP and NetApp or certain of our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, NetApp, Sun, Fujitsu Siemens or our other OEM customers will expand or not otherwise be disrupted. In fact, sales to Sun have continued to decrease compared to earlier levels and Sun has informed us that they intend to phase out our products over the next several quarters. Factors that could influence our relationship with our significant OEM customers, including HP and NetApp, include:

•	our ability to maintain our products at prices that are competitive with those of other storage system suppliers;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our OEM customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our OEM customers;

•	our ability to continue to develop and launch new products that our OEM customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

•	our ability to provide timely, responsive and accurate customer support to our OEM customers; and

•	the ability of our OEM customers to effectively launch, ramp, ship, sell and market their own solutions based on our products.

Additionally, Fujitsu Limited, or Fujitsu, recently announced that it intends to purchase the shares owned by Siemens in Fujitsu Siemens. Fujitsu Siemens entered into an OEM agreement with us in 2006 and we have been supplying them with storage systems since July 2006. It is difficult for us to predict what Fujitsu’s strategy will be with respect to OEM relationships and if they will continue to source storage systems from us beyond 2009.

Our contracts with our OEM customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these major customers will not be terminated or will generate significant sales.

None of our contracts with our existing customers, including HP, Sun, NetApp and Fujitsu Siemens, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing, or volume of purchases by our major customers, could result in lower net revenue. For example, we cannot be certain that our sales to any of our OEM customers will continue at historical levels or will ramp to expected levels. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our OEM customers may sell the products of our competitors. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenues to decline substantially, and our business, financial condition and results of operations could be significantly harmed.

Our sales cycle varies substantially from customer to customer and future net revenue in any period may be lower than our historical revenues or forecasts.

Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from 6 to 36 months. This is particularly true during times of economic slowdown for sales to OEM customers and for the sale and installation of complex solutions.

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

The market for storage products is intensely competitive and subject to substantial pricing pressure that may harm our net revenues, gross margins and operating results.

The storage market is intensely competitive and is characterized by rapidly changing technology. We compete primarily against independent storage system suppliers, including EMC, NetApp, Hitachi, LSI, Infortrend and Xyratex, but also against server companies such as HP, IBM, Sun and Dell, some of whom are our customers, as well as smaller storage companies. The server companies and independent storage systems suppliers are also potential customers as well and as indicated we have established a relationship with Sun, NetApp and HP. Future competitors could include original design manufacturers and contract manufacturers, some of whom we partner with today.

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

We could also lose current or future business to certain of our suppliers or manufacturers, some of which directly and indirectly compete with us. Currently, we leverage our supply and manufacturing relationships to provide a significant share of our products. Our suppliers and manufacturers are very familiar with the specific attributes of our products and may be able to provide our customers with similar products.

We also expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers.

Accordingly, it is possible that new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, and may reduce operating margins and create a potential loss of market share, any of which could harm our business. We believe that the principal competitive factors affecting the storage systems market include: performance, features, scalability and reliability; price; product breadth; product availability and quality; timeliness of new product introductions; and interoperability and ease of management.

We cannot assure you that we will be able to successfully incorporate these factors into our products and compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to cost effectively develop and market products to compete with the products of competitors, our business will be materially and adversely affected. In addition, if major OEM customers who are also competitors cease purchasing our products in order to concentrate on sales of their own products, our business will be harmed.

Additional pricing pressures are due, in part, to continuing decreases in component prices, such as those of disks, memory, semiconductors and RAID controllers. Decreases in component prices are typically passed on to customers by storage companies through a continuing decrease in the price of storage hardware systems.

Pricing pressures could also result when we cannot pass increased material costs onto our customers. For example, if fuel prices were to increase significantly again, this could result in higher steel and freight costs which we may not be able to pass onto our customers.

Pricing pressures also exist from our significant OEM customers that may attempt to change the terms, including pricing and payment terms of their agreements, with us. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually, or otherwise, commit to price reductions for our products prior to determining if we can implement corresponding cost reductions. If we are unable to achieve such cost reductions, or are unable to pass along cost increases to our customers, and have to reduce the pricing of our products, our gross margins may be negatively impacted which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to lower product costs or changes in the mix of products we sell may significantly impact our gross margins and results of operations.

Our gross margins are determined in large part based on our manufacturing costs, our component costs, our timing and magnitude of product cost reductions, and our ability to include RAID controllers and value added features into our products, such as DMS, as well as the prices at which we sell our products. If we are unable to lower production costs to be consistent with our projections or any decline in selling prices, our gross margins and results of operations may suffer. Several of the new products we are currently shipping or expect to begin shipping are in the early stages of their lifecycle. Our historical experience indicates that gross margins on new products are low initially and increase over time as a result of maturing manufacturing processes, component cost reductions and re-engineering the products to reduce costs. If we fail to achieve these improvements, our gross margins will be negatively impacted and our business, financial condition and results of operations could be significantly harmed.

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

Additional factors which could adversely impact gross margin dollars and gross margin percentage include:

•	changes in the mix of products we sell to our customers;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price performance advantages;

•	our inability to reduce production or component costs;

•	entry into new markets or the acquisition of new customers;

•	sales discounts and marketing development funds;

•	increases in material or labor costs;

•	excess inventory, inventory shrinkages and losses and inventory holding charges;

•	purchase price variances resulting from reductions in component costs purchased on our behalf by our contract manufacturers or owned by us in inventory versus the original cost of those components;

•	increased warranty costs and costs associated with any potential future product quality and product defect issues;

•	our inability to sell our higher performance Series 5000 and Series 2000 products, our DMS software and our RAIDCore software;

•	component shortages which can result in expedite fees, overtime or increased use of air freight; and

•

increased freight costs resulting from higher fuel prices, or from the need to expedite shipments of components to our contract manufacturer or finished goods to some of our customers and their hub locations.

The transition of manufacturing of our products to Foxconn could impact our operating results.

Our decision to enter into a manufacturing agreement with Foxconn in September 2008 may result in additional costs or capacity constraints that could negatively impact expected gross margins and net revenues. As a consequence of transitioning to Foxconn, we could also have a surplus of raw materials at our other contract manufacturers: MiTAC; SYNNEX; and Flextronics. This could result in lower gross margins. In addition, if we experience any product quality or manufacturing capacity issues, net revenues from customers as well as their satisfaction with our products could be negatively impacted.

The pricing we received from our contract manufacturers was predicated on volume expectations. If we are unable to meet those volume expectations, our contract manufacturers may become less responsive to us and seek to increase prices, which could potentially negatively impact gross margins and results of operations.

In addition, our new relationship with Foxconn may negatively impact our relationship with MiTAC, SYNNEX and Flextronics, which could negatively impact product cost, quality or our ability to meet product delivery schedules.

The requirement of our larger OEM customers to locate finished goods inventory in vendor managed hubs, compounded by restructuring charges, potential constraints in payment terms from suppliers and potential future operating losses, could result in a reduction in working capital, cash and overall corporate liquidity.

Our larger OEM customers deploy vendor managed inventory, or VMI, hubs, whereby vendors, including us, are required to store up to several weeks of finished goods inventory. This inventory is typically located at hubs close to our OEM customer’s final assembly facilities. Net inventory increased from $9.0 million as of December 31, 2007 to $14.1 million as of December 31, 2008, primarily resulting from inventory hubbing requirements with our larger OEM customers. If our business with these customers increases, we expect inventory levels at these hubs could grow, which could result in a reduction of cash and increasing inventory loss and obsolescence risk, all of which could harm our business, financial condition and results of operations.

We have also announced that Dot Hill plans to eventually relocate its Carlsbad, California headquarters functions to Longmont Colorado so as to co-locate all our administrative, engineering, operations and marketing functions. We anticipate relocating some of our approximately 80 Carlsbad employees to Longmont and hiring new employees to fill positions that were previously in Carlsbad. The move will also require us to move some of our laboratory equipment and our data center. During the fourth quarter of 2008, we shut down approximately 40% of our Carlsbad facility and are actively marketing the space to potential tenants. If we are unable to find a suitable tenant for the vacated space and eventually for the total space we lease in Carlsbad, we will have to pay the remaining lease obligation on our Carlsbad, California facility. We expect that this relocation will result in significant restructuring charges which will be paid out in 2009 and 2010.

We may not be able to raise additional funds on commercially reasonable terms or at all, especially considering the current financial crisis. Any sales of convertible debt or equity securities in the future may have a substantial dilutive effect on our existing stockholders. In our agreement with Silicon Valley Bank, we have pledged substantially all of our accounts receivable and are restricted from pledging inventory and intellectual property. Consequently, our ability to borrow more money on a secured basis would be impaired, and we may not be able to issue secured debt on commercially reasonable terms at all. Therefore, any issuance of convertible debt would have to be on an unsecured basis and thus may not be available at reasonable terms.

Our available cash and cash equivalents as of December 31, 2008 totaled $56.9 million. We presently expect cash and cash equivalents, and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months.

Our OEM customers may have very aggressive product launch and ramp schedules and our efforts to accommodate these schedules may divert our management’s attention, cause component shortages and force us to allocate products across many customers, all of which could harm our customer relations.

Our efforts to accommodate our customers’ aggressive launch and ramp schedules can divert management’s attention from the rest of our business and force us to allocate product volumes across many customers due to component shortages, all of which could harm our relations with customers. In addition, we could incur overtime, expedite charges, and other charges such as shipping products by air as opposed to by ocean as a result of efforts to meet such schedules. Any of these factors could result in lower net revenue and gross margin as well as increased operating expenses which could have an impact on our business, financial condition and results of operations.

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

We also generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we reserve for estimated warranty costs in the period the net revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, or that we have estimated these costs correctly, which could have a material adverse effect on our business, financial condition and results of operations.

Any shortage of disk drives, memory or other components could increase our costs or harm our ability to manufacture and deliver our storage products to our customers in a timely manner.

From time to time there is significant market demand for disk drives, semiconductors, memory and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. In such event, we may be required to purchase our components from alternative suppliers, and we cannot be certain that alternative sources of supplies will be available at competitive terms. Even if alternative sources of supply for critical components such as disk drives and memory become available, incorporating substitute components into our products could delay our ability to deliver our products in a timely manner.

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

A significant percentage of our expenses are fixed, and if we fail to generate targeted net revenues or gross margins in associated periods, our operating results will be harmed.

We have taken and may have to take further measures to reduce expenses if net revenues or gross margins decline and we experience greater operating losses or do not achieve profitable results. A number of factors could preclude us from successfully bringing costs and expenses in line with our net revenue, such as the fact that our expense levels are based in part on our expectations as to future sales, and that a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any shortfalls in net revenue or gross margin. As a result, if net revenue, product margin or gross margin do not meet our projections, operating results may be negatively affected.

We may continue to experience losses in the future, and may have difficulty forecasting future operating result, (which could result in revenue and earnings volatility), which could cause our stock price to decline.

For the year ended December 31, 2008, we incurred a net loss of $25.8 million. For 2009, we expect our business to remain volatile as we are often unable to reliably predict net revenues from our major customers including NetApp, HP and our other customers. Net revenue levels achieved from NetApp, HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will affect our financial results for 2009. Consequently, we cannot assure you that we will be profitable in any future period.

Our future operating results and profitability will depend on, and could vary substantially as a result of many factors, including:

•	our ability to implement and achieve targeted gross margin cost reduction objectives and;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our manufacturing strategy and the move of the manufacturing of some of our products to a new contract manufacturing partner;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements or recalls;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions, including the current worldwide economic crisis;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights; and

•	costs of litigating and defending law suits.

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

We believe that to remain competitive, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors may be developing alternative technologies, which may adversely affect the market acceptance of our products. If alternative technologies and interface protocols are adopted by the industry that we have not incorporated into our products, we may become uncompetitive and not have product offerings for select market segments. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

Product recalls, epidemic failures, post-manufacture repairs of our products liability claims, absence or cost of insurance, and associated costs could harm our reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on our financial condition.

Our new integrated storage systems, as well as our legacy products, may contain undetected errors, or failures that become epidemic failure, which may be discovered after shipment, resulting in a loss of net revenue, or a loss or delay in market acceptance, which could harm our business. The product failure or recall could be the result of components purchased from our suppliers not meeting the required specifications, manufacturing defects or from our own design deficiencies. During the first half of 2007, we experienced several product quality issues associated with our then recently introduced Series 2000 products. The cost of rectifying these issues had a negative impact on gross margins during the first half of 2007.

Even if the errors are detected before shipment, such errors could result in the halting of production, the delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of about three years. Significant warranty costs, particularly those that exceed reserves, could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in our loss of customers and goodwill. None of our customers have thus far asserted claims, but may in the future assert claims, that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

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

In addition, third parties may assert infringement claims against us, which would require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business. For example, in 2003, Crossroads filed a lawsuit against us alleging that our products infringe two United States patents assigned to Crossroads. In 2006, we entered into a Settlement and License Agreement with Crossroads that settled the lawsuit and licensed to us the family of patents from which it stemmed. We incurred significant legal expenses in connection with these matters. Other third parties may assert additional infringement claims against us in the future, which would similarly require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business.

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

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Senior Vice President and Chief Financial Officer, James Kuenzel, our Senior Vice President of Engineering and Ernest Hafersat, our Senior Vice President of WorldWide Manufacturing, Operations, and Supply Base Management. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

In addition, we have decided to eventually consolidate our Longmont, Colorado and our Carlsbad, California operations and facilities into a single facility in Longmont, Colorado. We may face difficulties retaining key employees in Carlsbad, California and attracting new employees in Longmont, Colorado which may adversely affect the transfer of knowledge and processes to any consolidated facility in a timely manner.

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

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our business, financial condition and results of operations.

The exercise of outstanding warrants may result in dilution to our stockholders.

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of December 31, 2008 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise price of $2.40 per share which at December 31, 2008 exceeds the trading price of our common stock. The warrant is exercisable for a period of five years from the date of issuance. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.

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

As of December 31, 2008, 37% of our common stock was owned by five institutional stockholders. As a result a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

Our system of internal controls may be inadequate.

We maintain a system of internal controls in order to ensure we are able to collect, process, summarize, and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Due to these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us are not adequate or fail to perform as anticipated, errors could occur that would not be detected, which could require us to restate our consolidated financial statements, receive an adverse audit opinion on the effectiveness of our internal controls, and/or take other actions that will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our stock could be adversely affected.

Computer viruses and other forms of tampering with our computer systems or servers may disrupt our operations and adversely affect results of operations.

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Environmental compliance costs could adversely affect our results of operations.

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

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS). We design our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced net revenue, increased obsolete or excess inventories and harm to our business and customer relationships. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

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

Our corporate headquarters currently occupies approximately 58,500 square feet in Carlsbad, California, under a lease that expires in April 2013. This facility includes administration, research and development and operations functions. In addition, we lease four international offices in four countries: Germany, Japan, China and the United Kingdom.

In December of 2008, our management approved, committed to, and initiated plans to restructure and improve efficiencies in our operations. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our Carlsbad, California facility into the Longmont Colorado facility. The facility costs are related to approximately 40% of unused space in our Carlsbad, California facility, which we have shut down and are now actively marketing to sublease the facility.

We lease approximately 58,000 square feet of office and laboratory space located in Longmont, Colorado. We use this office and laboratory space as our new research and development facility. Under the original Longmont lease agreement, we lease approximately 44,300 square feet of office space, with a term of 65 months, commencing in September 2007 and ending January 2013. In April 2008, we entered into an addendum to the Longmont lease agreement whereby we agreed to lease an additional 1,754 square feet of office space. In August 2008, we entered into a second addendum to the Longmont lease agreement, whereby we agreed to lease an additional 11,979 square feet of office space. The expiration date of the lease is January 2013.

In September 2008 we entered into a lease agreement with Liberty Property Limited Partnership, under which we lease approximately 7,300 square feet of office space located in Plymouth, Minnesota. We use this office space as a research and development facility for our RAIDCore software. The lease commencement date was November 1, 2008, and the contract provides for a term of 36 months following the commencement date.

Item 3.	Legal Proceedings

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2008.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state consolidated derivative action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2008.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state securities action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2008.

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

	Low	High
Year Ended December 31, 2007
First Quarter	$3.34	$3.96
Second Quarter	3.37	4.27
Third Quarter	2.91	3.97
Fourth Quarter	2.20	3.33

Year Ended December 31, 2008
First Quarter	2.38	4.05
Second Quarter	2.39	3.48
Third Quarter	1.84	2.89
Fourth Quarter	0.46	2.05

On March 3, 2009 the last reported sale price for our common stock on the Nasdaq Global Market was $0.45 per share. As of March 3, 2009 there were 46,946,641 shares of our common stock outstanding held by approximately 95 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this annual report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the Nasdaq Composite Index and the Nasdaq Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2003 and its relative performance is tracked through December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dot Hill Systems Corp., The S&P 500 Index,

The Nasdaq Composite Index And The Nasdaq Computer Index

*	$100 invested on December 31, 2003 in stock or index — including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

We derived the selected consolidated financial data presented below from our audited consolidated financial statements for the years ended December 31, 2006, 2007 and 2008, which are included elsewhere in this annual report on Form 10-K. Statement of operations data for the years ended December 31, 2004 and 2005 and balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements not included herein. All data in thousands except per share data. You should read the selected consolidated financial data together with our consolidated financial statements and related disclosures thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	2004(1)	2005	2006	2007	2008
Statement of Operations Data:
Net revenue	$239,376	$233,799	$239,217	$207,095	$272,879
Cost of goods sold	179,875	180,196	202,561	180,662	242,491

Gross profit	59,501	53,603	36,656	26,433	30,388

Operating expenses:
Sales and marketing	16,839	19,120	15,996	15,939	13,878
Research and development	17,993	23,628	36,529	22,564	28,709
General and administrative	9,992	12,933	18,119	12,606	12,779
Legal settlement	—	—	3,395	—	(4,036)
In-process research and development(1)	4,700	—	—	—	—
Goodwill and long-lived asset impairment charge(2)(6)				40,725	5,432
Merger and restructuring expenses(5)	(434)	—	—	—	813

Operating income (loss)	10,411	(2,078)	(37,383)	(65,401)	(27,187)
Other income, net	1,458	3,478	5,496	4,996	1,612
Income tax expense (benefit)(3)	272	(25,197)	48,885	(177)	190

Net income (loss)	$11,597	$26,597	$(80,772)	$(60,228)	$(25,765)

Net income (loss) attributable to common stockholders	$11,597	$26,597	$(80,772)	$(60,228)	$(25,765)

Net income (loss) per share:
Basic(4)	$0.27	$0.61	$(1.80)	$(1.32)	$(0.56)

Diluted(4)	$0.25	$0.58	$(1.80)	$(1.32)	$(0. 56)

Weighted average shares outstanding:
Basic	43,460	43,903	44,757	45,534	46,136

Diluted	46,395	45,639	44,757	45,534	46,136

	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$126,186	$122,234	$99,663	$82,358	$56,850
Working capital	123,384	135,293	102,941	88,418	75,261
Total assets	246,657	267,294	201,651	139,927	123,897
Total long-term debt	—	—	—	—	—
Total stockholders’ equity	196,827	232,051	155,912	96,429	76,652

(1)	The results of operations of Chaparral have been included in our results prospectively from February 23, 2004.

(2)	During the fourth quarter of 2007 the market value of our common stock substantially declined. As a result of this decline we determined that the goodwill related to our SANnet reporting unit was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment resulting in the recognition of an impairment to goodwill of $40.7 million.

(3)	At December 31, 2005, we reversed the valuation allowance on our United States deferred tax assets totaling $47.1 million. the reversal of the valuation allowance resulted in a net income tax benefit of $25.2 million. This reversal was the result of our recent sustained history of operating profitability as of December 31, 2005. At December 31, 2006, we reestablished our valuation allowance related to our United States deferred tax assets in the amount of $47.1 million.

(4)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share.

(5)	See Note 8 of Notes to Consolidated Financial Statements for an explanation of restructuring expense.

(6)	During the fourth quarter of 2008, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and $1.0 million of intangible assets. See further discussion of our long-lived asset impairment in Note 1.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this report, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Item 1A “Risk Factors” and elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward- looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Overview

We are a provider of entry-level and midrange storage systems and enterprise server software for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our current product family based on our R/Evolution architecture provides high performance and large disk array capacities for a broad variety of environments, employing FC, iSCSI or SAS interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provide additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 series of entry level storage products and newer JBOD arrays have significantly increased in market share during 2008 and are targeted primarily at mainstream enterprise and small-to-medium business, or SMB applications. Our legacy SANnet II products have been distinguished by certification as NEBS Level 3 and are MIL-STD-810F compliant based on their ruggedness and reliability, and this legacy is continued in a number of next generation products that we plan to bring to market in 2009. In January 2009, we launched a new line of products to address the growing need for smaller form factor, highly dense storage utilizing SAS or SATA disks, as well as the newest generation of SSDs. In September 2008, we made a significant investment through our acquisition of certain assets, namely RAIDCore and NAS from Ciprico. We believe this acquisition will open up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. The acquisition also provided us with a new team of software development professionals located in Minneapolis, Minnesota.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs, and supplemented by SIs, distributors and VARs. Our OEM channel partners currently include, among others, Fujitsu Siemens, HP, Motorola, NEC, NetApp and Sun.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales to additional divisions within HP. In September 2008, we further amended the agreement to provide us with the ability to earn a total of $3.0 million of which $1.7 million and $1.3 million was earned and recognized in the three months ended September 30, 2008 and in the three months ended December 31, 2008, respectively. These amounts represented a reimbursement from HP which was negotiated to effectively defer the price reductions provided to HP, effective July 1, 2008 to January 1, 2009. We were required to meet certain unit shipment quantities during the third and fourth quarter of 2008 in order to earn these reimbursements.

We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so. However, over the past year we have experienced a decline in net revenues from Sun. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of development of follow-on products for the ST-3000 line to date. We expect net revenue from Sun to continue to decline over future periods. Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007, and net revenues from NetApp increased significantly during 2008. Pursuant to our Master Purchase Agreement with Fujitsu Siemens, we jointly developed with Fujitsu Siemens storage solutions utilizing key components and patented technologies from us. We began shipping products to Fujitsu Siemens under the agreement in July 2006.

Our agreements with our channel partners do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable partner. Our ability to achieve profitability will depend on, among other things, the level and mix of orders we actually receive from our channel partners, the actual amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time, our ability to meet delivery schedules required by our channel partners and the economic environment.

In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•

general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector, current general economic volatility and trends in the data storage markets in various geographic regions;

•

the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us; and

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory.

For these and other reasons, our net revenue and results of operations in 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. Since 2002, we have outsourced substantially all of our manufacturing operations to Solectron, which was subsequently purchased by Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC and SYNNEX. Under the terms of the agreement, MiTAC supplies us with manufacturing, assembly and test services from its facilities in China and SYNNEX provides us with final assembly, testing and configure-to-order services through its facilities in Fremont, California and Telford, United Kingdom. We believe that the agreement with MiTAC and SYNNEX facilitates our strategic product initiatives, helps to expand our global capabilities and further reduces our manufacturing costs. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. Currently, all of our Series 2000 and Series 5000 R/Evolution products are now manufactured by these partners.

In September 2008, we entered into a manufacturing agreement with Foxconn. Under the terms of the agreement, Foxconn will supply us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. We do not anticipate shipping products for general availability under the Foxconn agreement until the first half of 2009.

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

In September 2008 we acquired certain identified RAIDCore and NAS assets of Ciprico for approximately $4.5 million, consisting of cash consideration of $2.3 million, an unsecured non-interest bearing promissory note in the amount of $0.9 million, and contingent consideration in the amount of $1.1 million. Additionally, we incurred $0.2 million in acquisition related costs, primarily consisting of legal fees. Payments under the promissory note are due in equal monthly installments over a 42-month period that commenced October 1, 2008. We are also required to pay Ciprico earn-out payments of up to $2.0 million over the 42 months following the date of acquisition. The earn-out payments are payable on a quarterly basis and are equal to 6.67% of RaidCore and NAS net revenue for the quarterly period. The contingent consideration liability fair value, as of the acquisition date, is $1.1 million, of which $0.3 million is included in accrued expenses and $0.8 million is included in other long-term liabilities. The purchase price was allocated to the assets acquired based on estimated fair values on the transaction date, resulting in the recording of RaidCore technology of $4.3 million and NAS technology of $0.2 million. The RaidCore and NAS assets are being amortized on a straight-line basis over four years and three years, respectively. Our primary reasons for the acquisition were to allow us to broaden our product portfolio in the RAID market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers.

In December of 2008, our management approved, committed to, and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance and facility costs. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our facilities in Carlsbad, California into the Longmont Colorado facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, litigation, restructuring costs, purchased intangible asset valuations, long-lived asset impairments and other contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies applied to our material transactions and used in the preparation of our financial statements.

Revenue Recognition

We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price is fixed or determinable; and (iv) collectability is reasonably assured. We recognize revenue for product sales upon transfer of title and risk of loss to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectability of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. Historically these amounts have not been material. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customers we recognize the value of that consideration as a reduction in revenue.

A majority of our net revenue is derived from a limited number of customers. We currently have three customers that each account for more than 10% of our total net revenue: HP; Sun; and NetApp. We typically incur significant design and development costs prior to being designed in with our OEM partners.

	Net Revenues by Major Customers
	Year ended December 31,
	2006	2007	2008
Sun	82.0%	63.2%	24.6%
HP	0.0%	0.8%	32.6%
NetApp	1.6%	12.5%	23.2%
Other customers less than 10%	16.4%	23.5%	19.6%
Total	100.0%	100.0%	100.0%

We maintain inventory, or hubbing, arrangements with certain of our larger OEM customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse. If a customer does not take our product under a hubbing arrangement in accordance with the schedule it originally provided to us, our future net revenue stream could vary substantially from our forecasts and our results of operations could be materially affected.

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

Foreign Currency Transaction and Translation

A small portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the near future.

During the first quarter of 2008, we closed our operations in the Netherlands and transitioned all accounting functions previously performed in that location to our Carlsbad location. During this process, we performed a review of the functional currency for this operation in accordance with Financial Accounting Standards Board, or FASB, Statement No. 52, Foreign Currency Transactions, and based on the changes in operating conditions and economic facts and circumstances, we changed the functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. For foreign subsidiaries whose functional currency is the local currency assets and liabilities are translated into United States dollars at period-end exchange rates. Revenues and expenses, and gains and losses, are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive loss. Our international subsidiary that maintains its books of record in a currency other than the functional currency remeasures monetary assets and liabilities using current rates of exchange at the balance sheet date and remeasures non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiary are recognized currently in income as a component of general and administrative expenses.

Deferred Taxes

We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007, we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the requirement to recognize the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. In assessing the need for a valuation allowance, we consider all positive and negative evidence.

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

Share-Based Compensation

We account for share-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment, or FASB Statement No. 123(R) which requires us to record share-based compensation expense for equity based awards granted, including stock options and restricted stock awards, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. Compensation expense for restricted stock awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of our common stock on the date of grant) multiplied by the number of shares granted, and is recognized as expense over the respective vesting period. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of FASB Statement No. 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock options as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the historical volatility approach is due to the limited availability of data regarding actively traded options on our stock. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. We will evaluate the assumptions used to value stock options on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional stock options to employees our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

As of December 31, 2008, total unrecognized share-based compensation cost related to unvested stock options and awards was $5.4 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Long-lived asset impairment

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FASB Statement No. 144. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. As of December 31, 2008, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable due to the recent significant economic downturn, which caused a substantial decline in our market capitalization. At December 31, 2008, the carrying value of our equity significantly exceeded our market capitalization. Our long-lived assets consist of our intangible assets associated with our recent acquisition of certain identified Ciprico assets acquired in September 2008 with a carrying value of $4.2 million, our licensed patent portfolio of $1.0 million and property and equipment of $6.6 million. Based upon management’s estimates of undiscounted cash flows, coupled with the recent acquisition of the Ciprico assets which established fair value for the assets, we determined that the carrying value of the acquired Ciprico assets approximate fair value and therefore no impairment was identified. The remaining long-lived assets with a carrying value of $7.6 million were tested for impairment at the lowest level for which identifiable cash flows that are largely independent of the cash flows of other groups of assets were available. We determined the fair value of the impaired assets by discounting the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections. Our impairment analysis at December 31, 2008 identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and our $1.0 million licensed patent portfolio. The long-lived asset impairment is recorded as a separate component of operating expense for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the years ended December 31, 2006 or 2007.

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FASB Statement No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. Our reporting unit is consistent with the operating and reportable segment identified in the notes to our consolidated financial statements. We determine the fair value of our reporting unit using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the effect of the roll out of new products, securing new customers, the effect of the transition to a new contract manufacturer, the ability to reduce product costs and the impact of continued cost savings measures within operating expenses. It is possible, however, that the plans may change that actual results may differ significantly from our estimates. On a quarterly basis throughout 2007 we performed a step one impairment test of the goodwill related to our SANnet reporting unit through September 30, 2007. Based upon the results of our impairment tests, management concluded that the fair value of the reporting unit exceeded the carrying value, and therefore the second step of the goodwill impairment test was not required for any quarters through September 30, 2007. For example, for the quarter ended September 30, 2007, our valuation indicated a fair value of $146.0 million compared to our book value of $139.8 million. Our step one estimate of fair value using a blend of both the income approach and the market capitalization approach indicated a fair value of $122.0 million compared to our book value of $135.0 million as of our measurement date of November 30, 2007. The market value of our common stock declined each quarter during the current year, from a closing stock price of $3.93 per share at December 31, 2006 to a closing stock price of $3.03 per share at September 30, 2007. The primary reason for the decline in our valuation from September 30, 2007 to November 30, 2007 was due to the continued decline in the closing stock price of our stock to $2.54 per share at November 30, 2007, representing a 16% decline. As a result of these declines, management determined that goodwill was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment, resulting in the recognition of an impairment to goodwill of $40.7 million. No impairment losses were recognized during 2006, and we had no goodwill remaining on our balance sheet during 2008.

Contingencies

From time to time we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or running royalties, which could adversely impact gross profit in future periods, or could prevent us from manufacturing or selling some of our products. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements; and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not add due to rounding):

	Years Ended December 31,
	2006	2007	2008
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	84.7	87.2	88.9

Gross profit	15.3	12.8	11.1

Operating expenses:
Sales and marketing	6.7	7.7	5.1
Research and development	15.3	10.9	10.5
General and administrative	7.6	6.1	4.7
Restructuring charge	—	—	0.3
Legal settlement	1.4	—	(1.5)
Goodwill and long-lived asset impairment charge	—	19.7	2.0

Total operating expenses	31.0	44.4	21.1

Operating loss	(15.6)	(31.6)	(10.0)
Other income, net	2.3	2.4	0.6

Loss before income taxes	(13.3)	(29.2)	(9.4)

Income tax expense (benefit)	20.4	(0.1)	0.1

Net loss	(33.6)%	(29.1)%	(9.5)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenue

	2007	2008	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$207,095	$272,879	$65,784	31.8%

The increase in net revenue is primarily attributable to an increase in net revenue from HP, who sells a version of our Series 2000 family of products, and from NetApp, partially offset by a decrease in net revenue from Sun who sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from HP for the year ended December 31, 2008 totaled 32.6% of total net revenue and is net of a $2.3 million reduction in net revenues, representing the fair value of the warrant issued to HP to induce them to enter into an amended manufacturing agreement with us in January 2008. There was no significant net revenue from HP for the year ended December 31, 2007. The substantial increase in HP net revenue is due to the launch and market acceptance of the HP MSA 2000 product line in March 2008, which is based on our supplied products. Additionally, the HP net revenue included a $3.0 million reimbursement from HP which was negotiated to effectively defer the price reductions provided to HP effective July 1, 2008 to January 1, 2009. We achieved certain unit shipment quantities for the three months ended September 30, 2008 and December 31, 2008 to earn the reimbursement. The entire amount is also reflected in gross profit. Our net revenue from NetApp increased 144% from the year ended December 31, 2007 as compared to the year ended December 31, 2008. For the year ended December 31, 2007, net revenue from NetApp totaled 12.5% of our total net revenue, compared to 23.2% of our total net revenue for the year ended December 31, 2008. The rapid growth in net revenue from NetApp was driven by NetApp’s product launch during the third quarter of 2007, while 2008 net revenues consisted of a full year of NetApp net revenue. Our net revenues from Sun decreased 49%, from the year ended December 31, 2007 as compared to the year ended December 31, 2008. For the year ended December 31, 2007, net revenue from Sun totaled 63.2%, of our total net revenue, compared to 24.6% of our total net revenue for the year ended December 31, 2008. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of development of follow-on products for the ST-3000 line having been developed to date. We expect net revenue from Sun to continue to decline over future periods.

Cost of Goods Sold

	2007	% of Net Revenue	2008	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$180,662	87.2%	$242,491	88.9%	$61,829	34.2%

The increase in cost of goods sold in absolute dollars was primarily due to a 31.8% increase in net revenue. The slight increase in cost of goods sold as a percentage of net revenue was attributable to a change in product and customer sales mix. Net revenue from our highest margin product, sold to Sun and other SANnet II customers, declined as a percentage of total net revenue. Sun net revenue declined from 63.2% of total net revenue for the year ended December 31, 2007 to 24.6% of total net revenue for the year ended December 31, 2008. This was replaced by lower margin net revenue from our Series 2000 products, primarily sold to HP and to a lesser extent to Fujitsu Siemens, as well as net revenue from product sold to NetApp. Cost of goods sold as a percentage of net revenue associated with our Series 2000 products, improved significantly from the year ended December 31, 2007 as compared to the year ended December 31, 2008 as the Series 2000 product first started shipping in the third quarter of 2006 and was initially manufactured in a mostly soft tooled environment resulting in higher cost of goods sold. Also, we substantially completed the transition of the manufacturing of our Series 2000 products from Flextronics to MiTAC and SYNNEX and have been able to take advantage of their lower manufacturing costs. This transition was largely completed during the fourth quarter of 2007. In September 2008, we entered into a manufacturing agreement with Foxconn. Under the agreement, Foxconn will supply us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. We do not anticipate shipping products for general availability under the Foxconn agreement until the middle of 2009. Additionally, the Series 2000 product cost of goods sold has declined as a percentage of revenue due to our ability to leverage the higher volumes from HP to negotiate lower component costs. In addition, we have also initiated several value engineering projects to lower product costs. Our historical experience indicates that gross profits on new products sold to new customers start out low initially and increase over the first several quarters. Thereafter the gross profit improvements are generally more modest. The cost of goods sold as a percentage of net revenue on our business with NetApp improved from the year ended December 31, 2007 as compared to the year ended December 31, 2008 primarily for the same reasons as for the Series 2000 products. The product we sell to NetApp does not include higher margin value added features such as RAID controllers. In the future we anticipate that cost of goods sold, as a percentage of revenue, could decline due to the success of our continued efforts to reduce product costs, primarily through component cost reduction and reengineering efforts, as well as the potential to increase revenue from higher margin products, such as our series 5000 products and sales of our DMS software and RAIDCore software.

Gross Profit

	2007	% of Net Revenue	2008	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Gross Profit	$26,433	12.76%	$30,388	11.1%	$3,955	15.0%

The increase in gross profit in absolute dollars from the year ended December 31, 2007 compared to the year ended December 31, 2008 was primarily attributable to an increase in net revenue of $65.8 million, or 31.8%, and a change in product and customer mix. Net revenue on our highest margin product, sold to Sun, declined as a percentage of total net revenue from 63.2% of net revenue for the year ended December 31, 2007 to 24.6% of net revenue for the year ended December 31, 2008. This was replaced by lower margin net revenue from our Series 2000 products and net revenue from NetApp. Net revenue from our Series 2000 products and net revenue from NetApp represented 26% of our net revenue for the year ended December 31, 2007 compared to 68% of our net revenue for the year ended December 31, 2008. Additionally, the increase in gross profit is due to the $3.0 million reimbursement from HP further discussed in net revenue above, as well as $0.3 million related to a legal settlement.

Sales and Marketing Expenses

	2007	% of Net Revenue	2008	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$15,939	7.7%	$13,878	5.1%	$(2,061)	(12.9)%

The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenues was primarily attributable to lower salaries, commissions and other employee related expenses of $1.3 million. Additionally, amortization of intangibles decreased by $0.5 million and severance decreased by approximately $0.4 million. These decreases were offset by an increase in allocated costs of $0.3 million. Lower overall headcount contributed to the decrease in salaries, commissions and other employee-related expenses. Amortization decreased due to our customer relationship intangible asset becoming fully amortized in 2007. The decrease in severance was due to the termination of a key employee in one of our international offices in 2007 of $0.7 million offset by severance costs of several sales employees in 2008 of $0.3 million. Allocated costs increased due to an increase in the expenses that are allocable, primarily related to IT consultant costs.

Research and Development Expenses

	2007	% of Net Revenue	2008	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and Development Expenses	$22,564	10.9%	$28,709	10.5%	$6,145	27.2%

The increase in research and development expense in absolute dollars was primarily due to an increase in project materials and tooling, employee-related costs, allocated costs, consultants and amortization of intangibles. Project materials and tooling increased by $2.4 million, and primarily consisted of work on HP specific projects. Employee-related costs increased by $1.7 million, due to increased headcount to support HP and other development projects as well as the hiring of new employees to support development activities related to our recent acquisition of assets from Ciprico. Allocated costs increased by $1.2 million due to an increase in the expenses that are allocable, primarily related to an increase in IT consultant costs, as well as engineering becoming a larger part of the allocation in 2008. Intangible amortization increased by $0.3 million due to the amortization of certain intangible assets acquired from Ciprico in September 2008. Additionally, consultant costs increased by approximately $0.3 million, primarily driven by an increase in project development to support HP.

General and Administrative Expenses

	2007	% of Net Revenue	2008	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$12,606	6.1%	$12,779	4.7%	$173	1.4%

The increase in general and administrative expenses was primarily due to a $2.2 million foreign currency gain for the year ended December 31, 2007, compared to a $0.6 million gain for the year ended December 31, 2008. This difference is primarily due to the change in functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. Other general and administrative expenses decreased $1.5 million primarily due to lower overall legal costs of $1.6 million, Oracle implementation costs of $0.3 million and salaries and insurance of $0.5 million. These decreases were offset by an increase in share-based compensation of $0.5 million and accounting and other professional fees of $0.6 million. Legal fees decreased as a result of our Special Litigation Committee completing the majority of its work in 2007. Salaries decreased due to lower overall headcount, and insurance costs decreased as a result of lower negotiated premiums based on our claims experience. Share-based compensation increased due to the granting of a larger number of stock options in the first half of 2008 relative to 2007. Accounting and other professional fees increased due to the outsourcing of our internal audit and Sarbanes-Oxley work as well as IT consulting fees.

Restructuring Charge

	2007	% of Net Revenue	2008	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Restructuring Charge	$0	0%	$813	0.3%	$813	100%

In December of 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance of $0.3 million and facility costs of $0.5 million. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our two facilities in Carlsbad, California and Longmont, Colorado into the Longmont, Colorado facility. The facility costs are related to approximately 40% of unused space in our Carlsbad, California facility and severance costs represent costs associated with a reduction in workforce.

Legal Settlement

	2007	% of Net Revenue	2008	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Legal Settlement	$0	0%	$(4,036)	(1.5)%	$(4,036)	(100)%

Legal settlement proceeds were received from two cases. The proceeds from the first legal settlement of $3.8 million reflects a February 2007 claim we filed for arbitration in Denver, Colorado alleging that the representative of the Chaparral shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads. The proceeds from the second legal settlement of $0.2 million reflects a claim we filed in December 2006 against Infortrend for breach of the settlement agreement with Crossroads whereby Infortrend withheld $1.475 million for Taiwanese taxes. Such amounts are reported as a reduction in operating expenses for the year ended December 31, 2008.

Goodwill and Long-lived Asset Impairment Charge

	2007	% of Net Revenue	2008	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Goodwill and Long-lived Asset Impairment Charge	$40,725	19.7%	$5,432	2.0%	$(35,293)	(86.7)%

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

As of December 31, 2008, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable due to the recent significant economic downturn, which caused a substantial decline in our market capitalization. At December 31, 2008, the carrying value of our equity significantly exceeded our market capitalization. Our long-lived assets consist of our intangible assets associated with our recent acquisition of certain identified Ciprico assets acquired in September 2008 with a carrying value of $4.2 million, our licensed patent portfolio of $1.0 million and property and equipment of $6.6 million. Based upon management’s estimates of undiscounted cash flows, coupled with the recent acquisition of the Ciprico assets which established fair value for the assets, we determined that the carrying value of the acquired Ciprico assets approximates fair value and therefore no impairment was identified. The remaining long-lived assets with a carrying value of $7.6 million were tested for impairment at the lowest level for which identifiable cash flows that are largely independent of the cash flows of other groups of assets were available. We determined the fair value of the impaired assets by discounting the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections. Our impairment analysis at December 31, 2008 identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and our $1.0 million licensed patent portfolio. The long-lived asset impairment is recorded as a separate component of operating expense for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the years ended December 31, 2006 or 2007

Other Income

	2007	% of Net Revenue	2008	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income, net	$4,996	2.4%	$1,612	0.6%	$(3,384)	(67.7)%

The decrease is due to a decrease in interest income of $3.2 million. The decrease in interest income is primarily attributable to a lower overall cash balance and declining interest rates. Cash and cash equivalents decreased from $82.4 million as of December 31, 2007 to $56.9 million as of December 31, 2008.

Income Taxes

We recorded an income tax expense of $0.2 million for the year ended December 31, 2008 compared to an income tax benefit of $0.2 million for the year ended December 31, 2007. Our effective income tax rate of (0.7)% for the year ended December 31, 2008 differs from the United States federal statutory rate due to our United States and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

At December 31, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $75.9 million valuation allowance associated with our United States deferred tax assets.

As of December 31, 2008, we had federal and state net operating losses of approximately $164.3 million and $96.7 million, respectively, which begin to expire in the tax years ending 2019 and 2009, respectively. In addition, we had federal tax credit carryforwards of $4.1 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $3.6 million begin to expire in the tax year ending 2009. We also had state tax credit carryforwards of $2.9 million, of which $0.2 million begin expire in 2009, and the remaining $2.7 million have no expiration date.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenue

	2006	2007	(Decrease)	% Change
	(in thousands, except percentages)
Net Revenue	$239,217	$207,095	$(32,122)	(13.4)%

Net revenue decreased $32.1 million, or 13.4%, to $207.1 million for the year ended December 31, 2007 from $239.2 million for the year ended December 31, 2006. Net revenue from our SanNet II products declined from $215.6 million for the year ended December 31, 2007 to $145.1 million for year ended December 31, 2007. The decrease in net revenue for both SanNet II and overall revenue was primarily attributable to decreased orders for our products from our largest OEM customer, Sun, who sells our products under the ST-3000 brand product line. For the year ended December 31, 2007, net revenue from Sun accounted for 63.2% of our net revenue as compared to 82.0% of our net revenue for the year ended December 31, 2006. The primary driver for the decline in Sun net revenue is due to the products nearing the end of their lifecycle and no follow-on products for the ST-3000 line have been developed to date. In terms of SanNet II unit sales, Fibre Channel units shipped were 7,135 for the year ended December 31, 2007 compared to 10,051 units for the year ended December 31, 2006. SCSI units shipped were 9,175 for the year ended December 31, 2007 compared to 12,596 units for the year ended December 31, 2006. Blade units shipped were 11,265 for the year ended December 31, 2007 compared to 12,373 units for the year ended December 31, 2006. SATA units shipped were 264 for the year ended December 31, 2007 compared to 2,278 units for the year ended December 31, 2006.

The decrease in net revenue from Sun was partially offset by increased net revenue from our Series 2000 products, a new family of products introduced during the third quarter of 2006, and net revenue to another large OEM customer, NetApp. Net revenue for our Series 2000 products increased from 5.6% for the year ended December 31, 2006 to 13.7% for the year ended December 31, 2007. We shipped 5,076 units of our series 2000 products for the year ended December 31, 2007 compared to 1,162 for the year ended December 31, 2006. The increase in units and net revenue from our Series 2000 products was driven primarily by new design wins during 2006 and 2007 representing the first full year of product shipments.

Net revenue from NetApp for the year ended December 31, 2007 was 12.5% of net revenue, up from 1.6% of net revenue, during the year ended December 31, 2006. The rapid growth in NetApp net revenue was driven by NetApp’s product launch during the third quarter of 2007. The net revenue during the year ended December 31, 2006 was from pre-production units purchased by NetApp for testing and evaluation.

Cost of Goods Sold

	2006	% of Net Revenue	2007	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$202,561	84.7%	$180,662	87.2%	$(21,899)	(10.8)%

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

Gross Profit

	2006	% of Net Revenue	2007	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Gross Profit	$36,656	15.3%	$26,433	12.8%	$(10,223)	(28.1)%

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

Sales and Marketing Expenses

	2006	% of Net Revenue	2007	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$15,996	6.7%	$15,939	7.7%	$(57)	(0.3)%

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

Research and Development Expenses

	2006	% of Net Revenue	2007	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Research and Development Expenses	$36,529	15.3%	$22,564	10.9%	$(13,965)	(38.1)%

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

General and Administrative Expenses

	2006	% of Net Revenue	2007	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$18,119	7.6%	$12,606	6.1%	$(5,513)	(30.4)%

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

Legal Settlement Expense

	2006	% of Net Revenue	2007	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Legal Settlement Expenses	$3,395	1.4%	$0	0.0%	$(3,395)	(100.0)%

In June 2006, we entered into a Settlement and License Agreement with Crossroads that settled Crossroads’ lawsuit against us and licensed to us the family of patents from which it stemmed. We concurrently entered into an Agreement between Dot Hill Systems and Infortrend Re Settlement of Crossroads Lawsuit with Infortrend. In accordance with the Crossroads and Infortrend agreements, in July 2006, we paid $3.35 million to Crossroads for alleged past damages and Crossroads agreed to dismiss all patent claims against us. As part of the agreement between Dot Hill and Infortrend, Infortrend paid Crossroads $5.72 million on behalf of Dot Hill in July 2006. $1.43 million was paid by Dot Hill for Taiwan taxes and is included in income tax expense on our statement of operations.

Goodwill Impairment Charge

	2006	% of Net Revenue	2007	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Goodwill Impairment Charge	$0	0.0%	$40,725	19.7%	$40,725	100%

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

Other Income

	2006	% of Net Revenue	2007	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income, net	$5,496	2.3%	$4,996	2.4%	$(500)	(9.1)%

Other income decreased by $0.5 million, or 9.1%, to $5.0 million for the year ended December 31, 2007 from $5.5 million for the year ended December 31, 2006. The decrease was primarily attributable to a decrease in interest income of $0.7 million due to a $17.3 million reduction in our cash and cash equivalents, partially offset by a increase in other income (expense), net of $0.2 million.

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

Liquidity and Capital Resources

The primary drivers affecting liquidity and cash are working capital requirements, net profits or losses, legal settlement gains or losses, asset acquisition costs, restructuring charges and capital expenditures. Working capital has been needed to support inventory requirements for some of our larger OEM customers, and more recently our acquisition of Ciprico’s RAIDCore and NAS assets. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard payment terms ranging between net 30 and net 45 days. If in the longer term our net revenues increase, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers. Furthermore, historically we have had to maintain only a small amount of inventory, as our customers for the most part took delivery of products directly from our contract manufacturer’s facility. Beginning in the latter half of 2007, however, we started to hub inventory for some of our larger customers, which has increased our cash usage levels. In the future, our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers (specifically NetApp, HP and Fujitsu Siemens), to manage inventory under hubbing arrangements, as well as competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

As of December 31, 2008, we had $56.9 million of cash and cash equivalents and $75.3 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds.

For the year ended December 31, 2008, net cash used in operating activities was $22.4 million compared to cash used in operating activities of $14.3 million for the year ended December 31, 2007. Net cash used in operating activities for the year ended December 31, 2008 was attributable to the net loss of $25.8 million consisting of cash and non-cash activities. The operating activities that affected cash consisted primarily of higher gross profit, resulting largely from the increase in net revenues offset by the changes in customer and product mix, lower interest income, due primarily to lower cash balances and lower reinvestment rates, and increased research and development expense, much of which is associated with the ramp in product sales to HP. In January 2008, we amended our agreement with HP to provide private label, entry-level RAID storage arrays to HP. This amendment resulted in the business rapidly expanding during 2008 as HP launched these products in their sales channels. The non-cash operating activities included in the net loss that did not affect cash consisted of the following: long-lived asset impairment charge of $5.4 million, depreciation and amortization of $5.8 million; share-based compensation expense of $2.9 million; and issuance of a warrant to a customer of $2.3 million. Cash flows from operations reflects the positive impact of $2.3 million related to an overall increase in accounts payable due to increased inventory and the timing of payments to our vendors, $3.8 million in proceeds from our Chaparral escrow legal settlement, $0.5 million from another legal settlement and income taxes of $0.1 million. Cash flows from operations were negatively impacted by a $8.5 million increase in accounts receivable due to higher net revenues during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. Additionally, there was a $5.1 million increase in inventory primarily due to the creation of new hub inventory locations and the build up of inventory at our existing hub locations for certain of our customers. Furthermore, there was a $1.3 million decrease in accrued compensation and expenses primarily due to a $0.8 million reduction in manual receipts of liabilities due to improved processes, a $0.2 million decrease in our Crossroads royalty, a $0.2 million decrease in an ex-officer consulting contract amortization and a $0.3 million decrease in contract manufacturer liabilities offset by an increase of $0.3 million related to the current portion of the Ciprico loan. Prepaids and other assets increased $1.0 million due to increased component sales to our contract manufacturers of $0.6 million as well as an increase in other prepaids and deposits. There was a $0.3 million decrease in deferred revenue as a result of our amortization of deferred revenue contracts offset by the increase in new contracts obtained during the year. There was a $0.7 million increase in restructuring accrual due to a restructuring charge taken in 2008 associated with facility reduction and severance. Other long-term liabilities decreased $0.2 million primarily due to the amortization of our deferred rent of $0.3 million and amortization of our NetApp deferred revenue of $0.7 million. These decreases were offset by a $1.2 million increase in a long-term deferred revenue contract that is being accounted for under the completed contract method.

Cash used in investing activities for the year ended December 31, 2008 was $4.4 million compared to $4.4 million of cash used in investing activities for the year ended December 31, 2007. Cash used during the year ended December 31, 2008 was primarily due to the purchase of certain indentified intangible assets from Ciprico in the amount of $2.5 million and $1.9 million for the addition of computer hardware and software assets as well as equipment, tooling and leasehold improvements.

Cash provided by financing activities for the year ended December 31, 2008 was $1.2 million compared to cash provided by financing activities of $1.1 million for the year ended December 31, 2007. The cash provided by financing activities is attributable to the proceeds received from the exercises of stock options under our equity incentive plans of $0.3 million, and the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.9 million.

We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next 12 months and for operating periods in excess of 12 months. In addition, this will enable us to pursue acquisitions or capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of net revenues from continued operations, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth in inventory to support NetApp, HP and Fujitsu Siemens, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment.

In August, 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation for us to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On October 7, 2008 we issued a letter of credit to our contract manufacturer in China in the amount of $7.0 million which was cancelled on November 7, 2008.

In August 2008, we terminated our credit agreement with Wells Fargo Bank, National Association, effective as of August 6, 2008. The credit agreement was terminated as it was no longer necessary given the establishment of our revolving credit facility with Silicon Valley Bank. There were no early termination penalties associated with the termination of the credit agreement and no outstanding borrowings under the credit line established by the credit agreement at the time of its termination.

As of December 31, 2007 and December 31, 2008, there were no amounts outstanding under either of these lines of credit.

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands).

Contractual Obligations	Total	2009	2010	2011	2012	2013
Operating lease obligations	$7,084	$1,745	$1,644	$1,677	$1,638	$380
Inventory related purchase obligations	5,361	5,361	—	—	—	—
Restructuring obligations	140	140
Note payable	929	286	286	286	71	—

Total	$13,514	$7,532	$1,930	$1,963	$1,709	$380

For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.

Inventory related purchase obligations represent purchase commitments to our suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing.

Our restructuring obligations represent future severance payments as part of our December 2008 restructuring plan.

We maintain indemnification agreements with certain of our OEM customers related to intellectual property and product liability.

Off — Balance Sheet Arrangements

At December 31, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, or FASB Statement No. 141(R). FASB Statement No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. This statement also requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB Statement No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect FASB Statement No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, or FASB Statement No. 142, to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In October 2008, the Company adopted FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP FAS 157-3. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB Statement No. 157. This FSP clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not impact the Company’s fair value measurements. We are currently evaluating the impact, if any, FSP FAS 157-3 will have on our future consolidated financial statements upon full adoption of FASB Statement No. 157.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting that should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company cannot anticipate whether the adoption of EITF 08-7 will have a material impact on its future financial statements as the impact depends solely on whether the Company acquires any defensive intangible assets on or after January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maintain liquidity and maximize investment yields subject to other investment objectives. Accordingly, we primarily invest in instruments such as money market funds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of December 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes.

The following table provides information about our investment portfolio at December 31, 2008. For investment securities, the table presents carrying values, and as applicable, related weighted average interest rates by expected maturity dates at December 31(in thousands).

2008
Cash equivalents including money market accounts	$32,375
Average interest rate	1.13%

We have a line of credit agreement, which accrues interest on any outstanding balances at a variable rate. As of December 31, 2008, we had no balance under this line. If we incur a balance under this line, we will be exposed to interest rate risk on such debt.

Foreign Currency Exchange Rate Risk

A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the near future. A 10% unfavorable change in the exchange rate would not materially impact our December 31, 2008 balance sheet.

As we sell products or services in foreign currencies, we are regularly required to convert the payments received into United States dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross profits and results of operations. While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Dot Hill Systems Corp.’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f).

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dot Hill Systems Corp. and subsidiaries

Carlsbad, California

We have audited the internal control over financial reporting of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 5, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule, and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007, and FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

March 5, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers and Key Employees of the Registrant.”

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2008.

Stock Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
2000 EIP(1)	6,332,141	$4.31	1,358,267
2000 ESPP(2)	Not Applicable	Not Applicable	1,181,231
2000 NEDSOP	580,000	$4.81	333,124

Total	6,912,141	$4.35	2,872,622

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders under the headings “Election of Directors” and “Certain Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting of stockholders under the heading “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2007 and 2008, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2006, 2007 and 2008, together with notes thereto included elsewhere in this annual report on Form 10-K are incorporated herein by reference.

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

(3) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders’ Representative.(1)

2.2	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc.(2)

3.1	Certificate of Incorporation of Dot Hill Systems Corp.(3)

3.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)

4.1	Certificate of Incorporation Dot Hill Systems Corp.(3)

4.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)

4.3	Form of Common Stock Certificate.(5)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(6)

4.5	Form of Rights Certificate.(6)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008.(9)

10.1	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(6)

10.2	2000 Amended and Restated Equity Incentive Plan.(10)†

10.3	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(10)†

10.4	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(10)†

10.5	2000 Amended and Restated Employee Stock Purchase Plan.(11)†

10.6	2000 Non-Employee Directors Stock Option Plan.(12)†

10.7	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors’ Stock Option Plan.(13)†

10.8	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Dana Kammersgard, effective as of December 18, 2008.(14)†

10.9	Employment Agreement between Dot Hill Systems Corp. and Hanif I. Jamal, effective as of December 18, 2008.(14)†

10.10	Description of 2008 Executive Compensation Plan.(15)†

10.11	Description of Amended and Restated Policy for Director Compensation.(16)†

10.12	Form of Indemnity Agreement.(17)

10.13	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(18)

10.14	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(19)

Exhibit Number	Description
10.15	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(20)

10.16	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(21)*

10.17	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(22)*

10.18	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(23)*

10.19	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(23)*

10.20	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.(24)*

10.21	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(2)*

10.22	Product Purchase Agreement between Dot Hill Systems Corp. and Sun Microsystems, Inc. dated May 24, 2002.(25)

10.23	Second Amendment to Product Purchase Agreement, dated as of January 26, 2004 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(26)*

10.24	Third Amendment to Product Purchase Agreement, dated as of March 22, 2004, by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(26)*

10.25	Fourth Amendment to Product Purchase Agreement dated September 26, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(23)*

10.26	Product Supplement/Award Letter for Blade Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(25)*

10.27	Product Supplement/Award Letter for SCSI Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(25)*

10.28	Product Supplement/Award Letter for FC Product under agreement with Sun Microsystems, Inc. dated May 24, 2002.(25)*

10.29	Product Supplement/Award Letter (SATA) by and between Sun Microsystems, Inc. and Dot Hill Systems Corp. dated as of March 22, 2004.(26)*

10.30	Product Supplement/Award Letter dated September 27, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(23)*

10.31	Product Supplement/Award Letter dated October 20, 2005 by and among Sun Microsystems, Inc., Sun Microsystems International B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(27)*

10.32	Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc. and Network Appliance B.V.(23)*

10.33	First Amendment dated August 3, 2006 to Development and OEM Supply Agreement dated July 26, 2005 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Network Appliance, Inc., Network Appliance Holding and Manufacturing B.V.(8)*

Exhibit Number	Description
10.34	Second Amendment to the Development and OEM Supply Agreement, dated as of October 1, 2007, between Network Appliance, Inc. and Network Appliance Holding and Manufacturing, B.V., formerly known as Network Appliance B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(28)*

10.35	Third Amendment to the Development and OEM Supply Agreement, dated as of November 2, 2007, between Network Appliance, Inc. and Network Appliance Holding and Manufacturing, B.V., formerly known as Network Appliance B.V., Dot Hill Systems Corp. and Dot Hill Systems B.V.(28)*

10.36	Technology License Agreement, dated as of October 1, 2007 between Network Appliance, Inc. and the Dot Hill Systems Corp.(28)*

10.37	Master Purchase Agreement effective January 13, 2006 by and among Dot Hill Systems Corp., Dot Hill Systems B.V., Fujitsu Siemens Computers GmbH and Fujitsu Siemens Computers (Holding) B.V.(29)*

10.38	Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(30)*

10.39	Amendment One to Product Purchase Agreement dated January 4, 2008, by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (30)*

10.40	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company.(2)*

10.41	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(27)*

10.42	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(31)*

21.1	Subsidiaries of Dot Hill Systems Corp.(7)

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement.

*	Confidential treatment has been granted by, or requested from, the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2000 and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference

(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(13)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference.

(15)	Filed as item 5.02(e) of our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated herein by reference.

(16)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(24)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(27)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP.

By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President

Date: March 9, 2009

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

Name	Title	Date
/s/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2009

/s/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 9, 2009

/s/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 9, 2009

/s/ KIMBERLY ALEXY Kimberly Alexy	Director	March 9, 2009

Joseph D. Markee	Director	March 9, 2009

/s/ TOM MARMEN Tom Marmen	Director	March 9, 2009

/s/ RICHARD MEJIA, JR. Richard Mejia, Jr.	Director	March 9, 2009

/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Director	March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dot Hill Systems Corp. and subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007, and FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

March 5, 2009

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2008

(In thousands)

	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$82,358	$56,850
Accounts receivable, net of allowance of $302 and $287	32,445	41,035
Inventories, net	9,013	14,127
Prepaid expenses and other	3,968	4,796

Total current assets	127,784	116,808
Property and equipment, net	9,599	2,410
Intangible assets, net	2,280	4,164
Other assets	264	515

Total assets	$139,927	$123,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,472	$31,050
Accrued compensation	3,115	3,217
Accrued expenses	6,227	5,212
Deferred revenue	1,409	1,121
Restructuring accrual	—	681
Short term note payable	—	249
Income taxes payable	143	17

Total current liabilities	39,366	41,547
Long-term note payable	—	607
Other long-term liabilities	4,132	5,091

Total liabilities	43,498	47,245

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2008, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 45,785 and 46,308 shares issued and outstanding at December 31, 2007 and 2008, respectively	46	46
Additional paid-in capital	294,193	300,555
Accumulated other comprehensive loss	(3,100)	(3,474)
Accumulated deficit	(194,710)	(220,475)

Total stockholders’ equity	96,429	76,652

Total liabilities and stockholders’ equity	$139,927	$123,897

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands, except per share amounts)

	2006	2007	2008
NET REVENUE	$239,217	$207,095	$272,879
COST OF GOODS SOLD	202,561	180,662	242,491

GROSS PROFIT	36,656	26,433	30,388

OPERATING EXPENSES:
Sales and marketing	15,996	15,939	13,878
Research and development	36,529	22,564	28,709
General and administrative	18,119	12,606	12,779
Restructuring charge	—	—	813
Legal settlement expense (income)	3,395	—	(4,036)
Goodwill and long-lived asset impairment charge	—	40,725	5,432

Total operating expenses	74,039	91,834	57,575

OPERATING LOSS	(37,383)	(65,401)	(27,187)

OTHER INCOME:
Interest income, net	5,505	4,787	1,538
Other income (expense), net	(9)	209	74

Total other income, net	5,496	4,996	1,612

LOSS BEFORE INCOME TAXES	(31,887)	(60,405)	(25,575)
INCOME TAX EXPENSE (BENEFIT)	48,885	(177)	190

NET LOSS	$(80,772)	$(60,228)	$(25,765)

NET LOSS PER SHARE:
Basic and diluted	$(1.80)	$(1.32)	$(0.56)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	44,757	45,534	46,136

COMPREHENSIVE LOSS:
Net loss	$(80,772)	$(60,228)	$(25,765)
Foreign currency translation adjustments	(736)	(2,286)	(374)
Net unrealized gain on short-term investments	40	—	—

Comprehensive loss	$(81,468)	$(62,514)	$(26,139)

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance, January 1, 2006	—	$—	44,417	$44	$285,377	$(118)	$(53,252)	$232,051
Exercise of stock options and warrants			303	1	947			948
Sale of common stock under ESPP			289		1,055			1,055
Share-based compensation expense from stock options					2,835			2,835
Share-based compensation expense from ESPP					397			397
Share-based compensation expense from historical grant practices					94			94
Foreign currency translation adjustment						(736)		(736)
Net unrealized gain on short-term investments						40		40
Net loss							(80,772)	(80,772)

Balance, December 31, 2006	—	—	45,009	45	290,705	(814)	(134,024)	155,912
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48							(458)	(458)
Exercise of stock options and warrants			414		170			170
Sale of common stock under ESPP			362	1	967			968
Share-based compensation expense from stock options					1,938			1,938
Share-based compensation expense from ESPP					413			413
Foreign currency translation adjustment						(2,286)		(2,286)
Net loss							(60,228)	(60,228)

Balance, December 31, 2007	—	—	45,785	46	294,193	(3,100)	(194,710)	96,429
Issuance of warrant to customer					2,282			2,282
Exercise of stock options and warrants			155		284			284
Sale of common stock under ESPP			368		912			912
Share-based compensation expense from stock options					2,563			2,563
Share-based compensation expense from ESPP					321			321
Foreign currency translation adjustment						(374)		(374)
Net loss							(25,765)	(25,765)

Balance, December 31, 2008	—	$—	46,308	$46	$300,555	$(3,474)	$(220,475)	$76,652

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands)

	2006	2007	2008
Cash Flows From Operating Activities:
Net loss	$(80,772)	$(60,228)	$(25,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,200	6,573	5,833
Goodwill and long-lived asset impairment charge	—	40,725	5,432
Loss on disposal of property and equipment	148	268	11
Provision (reduction) in bad debt reserve	188	(216)	25
Share-based compensation expense	3,326	2,351	2,884
Deferred taxes	47,141	(16)	(4)
Issuance of warrant to customer	—	—	2,282
Changes in operating assets and liabilities :
Accounts receivable	(5,234)	5,745	(8,484)
Inventories	612	(6,777)	(5,077)
Prepaid expenses and other assets	(344)	1,005	(1,021)
Accounts payable	4,259	(5,890)	2,332
Accrued compensation and other expenses	4,757	(261)	(1,261)
Deferred revenue	(961)	802	(311)
Income taxes payable	166	(84)	(126)
Restructuring accrual	(45)	—	672
Other long-term liabilities	1,145	1,723	190

Net cash used in operating activities	(18,414)	(14,280)	(22,388)

Cash Flows From Investing Activities:
Purchases of property and equipment	(6,548)	(4,447)	(1,891)
Sales of short-term investments	23,824	5,425	—
Purchases of short-term investments	(10,337)	(5,425)	—
Purchase of intangible assets	—	—	(2,545)

Net cash provided by (used in) investing activities	6,939	(4,447)	(4,436)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	948	170	284
Proceeds from sale of stock to employees	1,055	968	912

Net cash provided by financing activities	2,003	1,138	1,196

Effect of Exchange Rate Changes on Cash	332	284	120

Net Decrease in Cash and Cash Equivalents	(9,140)	(17,305)	(25,508)
Cash and Cash Equivalents, beginning of year	108,803	99,663	82,358

Cash and Cash Equivalents, end of year	$99,663	$82,358	$56,850

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$1,482	$245	$67
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Construction-in-progress costs incurred but not paid	$418	$563	$168
Promissory note for intangible assets purchase	$—	$—	$855
Contingent payment for intangible assets purchase	$—	$—	$1,070

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 and 2008

1. Background and Summary of Significant Accounting Policies

The Company

Dot Hill Systems Corp (referred to herein as Dot Hill, we, our or us) is a provider of entry level and midrange storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture.

Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales toward indirect sales through channel partners and original equipment manufacturers, or OEMs. These channel partners and OEMs either incorporate our products into their own private-label products or sell our products off the shelf. Our headquarters are located in Carlsbad, California and research and development facility is located in Longmont, Colorado. Additionally, we have sales offices in the United States, Germany, Japan, United Kingdom and China.

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

Use of Accounting Estimates

The preparation of our financial statements in accordance with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, litigation, restructuring costs, purchased intangible asset valuations, long-lived asset impairments and other contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations would be affected.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments purchased with an original maturity of three months or less and consist principally of money market funds. The majority of the our cash and cash equivalents are invested in high-quality money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program, currently set to expire on April 30, 2009

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable represents management’s estimate of losses on the accounts receivable balance. The estimate for uncollectible accounts receivable is based on estimated losses for specific accounts and an amount calculated using a percentage based on historical write-offs and recoveries.

Valuation of Inventories

Inventories are comprised of finished goods and purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market value. We establish inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful life of the asset. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

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

Long-Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with Financial Accounting Standards Board, or FASB, Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FASB Statement No. 144. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. As of December 31, 2008, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable due to the recent significant economic downturn, which caused a substantial decline in our market capitalization. At December 31, 2008, the carrying value of our equity significantly exceeded our market capitalization. Our long-lived assets consist of our intangible assets associated with our recent acquisition of certain identified Ciprico assets acquired in September 2008 with a carrying value of $4.2 million, our licensed patent portfolio of $1.0 million and property and equipment of $6.6 million. Based upon management’s estimates of undiscounted cash flows, coupled with the recent acquisition of the Ciprico assets which established fair value for the assets, we determined that the carrying value of the acquired Ciprico assets approximates fair value and therefore no impairment was identified. The remaining long-lived assets with a carrying value of $7.6 million were tested for impairment at the lowest level for which identifiable cash flows that are largely independent of the cash flows of other groups of assets were available. We determined the fair value of the impaired assets by discounting the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections. Our impairment analysis at December 31, 2008 identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and our $1.0 million licensed patent portfolio. The long-lived asset impairment is recorded as a separate component of operating expense for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the years ended December 31, 2006 or 2007

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FASB Statement No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. Our reporting unit is consistent with the operating and reportable segment identified in the notes to our consolidated financial statements. We determine the fair value of our reporting unit using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the effect of the roll out of new products, securing new customers, the effect of the transition to a new contract manufacturer, the ability to reduce product costs and the impact of continued cost savings measures within operating expenses. Our step one estimate of fair value using a blend of both the income approach and the market capitalization approach indicated a fair value of $122.0 million compared to our book value of $135.0 million as of our measurement date of November 30, 2007. The decline in fair value in 2007 is primarily due to two factors; (i) the market value of our common stock substantially declined from a closing stock price of $3.93 per share at December 31, 2006 to a closing stock price of $2.54 per share at November 30, 2007, representing a 35% decline in our market capitalization and (ii) the fair value of our reporting unit based on the market capitalization approach declined from $120.0 million at November 30, 2006 to $88.0 million at November 30, 2007, representing a 27% decline. As a result of these declines, management determined that goodwill was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment, resulting in the recognition of an impairment to goodwill of $40.7 million. No impairment losses were recognized during 2006, and we had no goodwill remaining on our balance sheet during 2008.

Revenue Recognition

In accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, Topic 13, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue is recognized for product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. If actual future returns and allowances differ from past experience, additional allowances may be required. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We recognize revenue on upfront nonrefundable payments from our customers by deferring the payment and recognizing it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customer we recognize the value of that consideration as a reduction in net revenue. We maintain inventory, or hubbing arrangements with certain of our largest OEM customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

Pursuant to an amended agreement with one of our large OEM customers, we were able to earn $3.0 million as a reimbursement to compensate us and effectively defer price reductions that we had provided. The results for the year ended December 31, 2008 includes this $3.0 million in our net revenues and gross profit. We do not anticipate future concessions of this nature subsequent to December 31, 2008.

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

Accrued Warranty Costs	2006	2007	2008
Balance, beginning of period	$746	$663	$1,381
Charged to operations	2,363	3,570	3,334
Deductions for costs incurred	(2,446)	(2,852)	(3,155)

Balance, end of period	$663	$1,381	$1,560

Our deferred product maintenance revenue activity for the years ended December 31 is as follows (in thousands):

Deferred Product Maintenance Revenue	2006	2007	2008
Balance, beginning of period	$1,398	$581	$694
New warranty revenue contracts	3,003	7,093	1,181
Revenue recognized	(3,820)	(6,980)	(1,332)

Balance, end of period	$581	$694	$543

Advertising Costs

We expense advertising costs as incurred. For the years ended December 31, 2006, 2007 and 2008, advertising expenses were $0.5 million, $0.5 million, and $0.5 million, respectively.

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

Share-Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, or FASB Statement No. 123(R), which requires us to record stock compensation expense for equity based awards granted, including stock options and restricted stock awards, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. FASB Statement No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.

In adopting the provisions of FASB Statement No. 123(R) we used the modified prospective transition method. Under the modified prospective transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123. Share-based compensation expense for all share-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) using the Black-Scholes option-pricing model.

Foreign Currency Transaction and Translation

A small portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the future. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in general and administrative expense in the accompanying consolidated statements of operations.

During the first quarter of 2008, we closed our operations in the Netherlands and transitioned all functions previously performed in that location to our Carlsbad location. During this process, we performed a review of the functional currency for this operation in accordance with FASB Statement No. 52, Foreign Currency Translation, and based on the changes in operating conditions and economic facts and circumstances we changed the functional currency for our operation in the Netherlands from the Euro to the United States dollar effective January 1, 2008. For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated into United States dollars at period-end exchange rates. Revenues and expenses, and gains and losses, are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive loss. Our international subsidiary that maintains its books of record in a currency other than the functional currency remeasures monetary assets and liabilities using current rates of exchange at the balance sheet date and remeasures non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiary are recognized currently in income as a component of general and administrative expenses.

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

In July 2006 the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income taxes. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of our accumulated deficit as of January 1, 2007.

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

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share for the years ended December 31 (in thousands):

	2006	2007	2008
Weighted average shares-basic	44,757	45,534	46,136
Dilutive effect of warrants and common stock equivalents	—	—	—

Weighted average shares-dilutive	44,757	45,534	46,136

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

As of December 31, 2008, options to purchase 6,912,141 shares of common stock with exercise prices ranging from $1.15 to $16.36 per share and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

Adoption of New Accounting Pronouncements

In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, or FASB Statement No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires enhanced disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB staff position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FASB Statement No. 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Our adoption of FASB Statement No. 157 related to financial assets and liabilities for the year ended December 31, 2008 had no impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations. FASB Statement No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement also requires acquisition-related costs to be expensed as incurred. FASB Statement No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect FASB Statement No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, or FASB Statement No. 142, to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, or FASB Statement No. 141, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In October 2008, the Company adopted FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP FAS 157-3. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB Statement No. 157. This FSP clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not impact the Company’s fair value measurements. We are currently evaluating the impact, if any, FSP FAS 157-3 will have on our future consolidated financial statements upon full adoption of FASB Statement No. 157.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting that should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company cannot anticipate whether the adoption of EITF 08-7 will have a material impact on its future financial statements as the impact depends solely on whether the Company acquires any defensive intangible assets on or after January 1, 2009.

2. Risks and Uncertainties

Concentration of Customers and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. We do not require collateral or other securities to support customer receivables. A majority of our net revenue is derived from a limited number of customers. For the years ended December 31, 2006, 2007 and 2008 net revenues to our largest three customers that exceeded 10% of net revenues in any of the three years ended December 31, 2008 accounted for approximately 88%, 77% and 80% of total net revenues, respectively. At December 31, 2007 and 2008 our accounts receivable from these three customers was approximately 73% and 82% of total accounts receivable, respectively.

	Net Revenues by Major Customers
	Year ended December 31,
	2006	2007	2008
Sun	82.0%	63.2%	24.6%
HP	0.0%	0.8%	32.6%
NetApp	1.6%	12.5%	23.2%
Other customers less than 10%	16.4%	23.5%	19.6%
Total	100.0%	100.0%	100.0%

Our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

Cash, Cash Equivalents, and Concentrations

The Federal Deposit Insurance Corporation, or FDIC, insures a corporation’s funds deposited in a bank up to a maximum of $250,000 in the event of a bank failure. As of December 31, 2008, our cash and cash equivalents held in bank deposits exceeded the FDIC insured amount by approximately $56.4 million. We have not experienced any losses in relation to cash and cash equivalents in excess of FDIC insurance limits.

Foreign Sales

A portion of our international business is presently conducted in currencies other than the United States dollar. Due to the substantial volatility of currency exchange rates and geo-political risk, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results.

The following table summarizes foreign sales by geographic region as a percentage of net revenue for the years ended December 31:

	2006	2007	2008
Europe	6.6%	10.0%	8.8%
Asia	2.2	2.5	1.3

Total foreign sales	8.8%	12.5%	10.1%

Net revenue is recorded in the geographic area in which the sale is originated.

3. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, (in thousands):

	2007	2008
Foreign currency translation adjustments	$(3,100)	$(3,474)

4. Inventories

Net inventories consist of the following at December 31, (in thousands):

	2007	2008
Purchased parts and materials	$1,187	$2,637
Finished goods	7,826	11,490

Total inventory	$9,013	$14,127

Inventories are net of an allowance for excess and obsolete inventory of approximately $2.2 million, and $1.8 million for the years ended December 31, 2007 and 2008, respectively.

5. Property and Equipment

Property and equipment consist of the following at December 31, (in thousands):

	2007	2008
Machinery and equipment	$13,097	$4,958
Furniture, fixtures, and computer software	4,235	—
Leasehold improvements	3,026	—
Construction in progress	596	287

Total property and equipment, at cost	20,954	5,245
Less accumulated depreciation	(11,355)	(2,835)

Total property and equipment, net	$9,599	$2,410

Depreciation expense was $4.2 million, $4.3 million, and $4.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

At December 31, 2008, we recorded an impairment of our property and equipment in the amount of $4.4 million in accordance with our FASB statement No. 144 review in 2008. See discussion in Note 1.

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

7. Intangible Assets

All of our identified intangible assets are considered to have finite lives and are being amortized in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets and consist of the following (in thousands):

	December 31, 2007
	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(4,260)	$740
Customer relationships	2,500	(2,500)	—
Licensed patent portfolio	2,570	(1,030)	1,540

Total intangible assets	$7,570	$(5,290)	$2,280

	December 31, 2008
	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(5000)	$—
RaidCore Technology	4,256	(287)	3,969
NAS Technology	214	(19)	195

Total intangible assets	$9,470	$(5,306)	$4,164

At December 31, 2008, we recorded a $1.0 million impairment of our Licensed Patent Portfolio in accordance with FASB Statement No. 144 (see Note 1). Amortization expense related to intangible assets totaled $3.0 million, $2.1 million and $1.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2008 is as follows (in thousands):

2009	$1,135
2010	1,135
2011	1,116
2012	778

Total	$4,164

8. Restructuring Charge

In December of 2008, our management approved, committed to, and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance of $0.3 million and facility costs of $0.5 million. The restructuring charge is included in operating expenses in the consolidated statement of operations for the year ended December 31, 2008. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our facility in Carlsbad, California into the Longmont Colorado facility. The facility costs are related to approximately 40% of unused space in our Carlsbad, California facility and severance costs represent costs associated with a reduction in workforce. The severance liability is expected to be paid in the first half of 2009. The facility costs are expected to be paid over the remainder of the lease ending in April 2013.

	Restructuring Accrual at January 1, 2008	Restructuring Charges	Cash Payments	Restructuring Accrual at December 31, 2008
	(in thousands)
Facility costs	$—	$541	$—	$541
Severance costs	—	272	(132)	140

Total	$—	$813	$(132)	$681

9. Credit Facilities

Line of Credit

In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On October 7, 2008 we issued a letter of credit to our contract manufacturer in China in the amount of $7.0 million which was cancelled on November 7, 2008. As of December 31, 2008, we were in compliance with all financial and non-financial covenants.

In August 2008, we terminated our credit agreement with Wells Fargo Bank, National Association, effective as of August 6, 2008. The credit agreement was terminated as it was no longer necessary given the establishment of our revolving credit facility with Silicon Valley Bank. There were no early termination penalties associated with the termination of the credit agreement and no outstanding borrowings under the credit line established by the credit agreement at the time of its termination.

As of December 31, 2007 and December 31, 2008, there were no amounts outstanding under either of these lines of credit.

10. Income Taxes

Components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2006	2007	2008
Current:
Federal	$—	$—	$(101)
State, local and foreign	1,744	(177)	295

	1,744	(177)	194

Deferred:
Federal	39,914	—	—
State, local and foreign	7,227	—	(4)

	47,141	—	—

Total income tax provision (benefit)	$48,885	$(177)	$190

The reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31, (in thousands):

	2006	2007	2008
Federal statutory rate	$(11,160)	$(21,142)	$(8,695)
State and local income taxes, net of federal benefit	4,699	13	14
Increase in valuation allowance	49,281	1,197	9,621
Foreign tax differential	6,171	5,732	110
Research and development credits	(805)	(189)	(273)
Goodwill impairment	—	13,846	—
Chapparal acquisition legal settlement	—	—	(1,292)
Share based compensation	442	467	518
Other	257	(101)	187

Income tax provision (benefit)	$48,885	$(177)	$190

The tax effect of temporary differences that give rise to deferred income taxes are as follows at December 31 (in thousands):

	2007	2008
Deferred tax assets:
Net operating loss and tax credit carry forwards	$62,866	$70,560
Inventory reserve and uniform capitalization	962	999
Stock options and warrants	2,657	1,693
In-process research and development	336	282
Allowance for bad debts	74	121
Vacation accrual	388	375
Deferred rent	1,147	1,007
Warranty accrual	580	655
Deferred revenue	—	513
Depreciation and amortization	788	2,584
Other accruals and reserves	287	417
Acquired intangibles	—	926

Total deferred tax assets	70,085	80,132
Deferred tax liabilities:
State taxes	(3,942)	(4,226)
Acquired intangibles	(224)	—

Total deferred income tax liabilities	(4,166)	(4,226)

Valuation allowance	(65,903)	(75,886)

Net deferred tax assets	$16	$20

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)
Balance, January 1, 2008	$4,515
Increase related to prior period positions	23
Increase related to current year tax positions	218
Settlements with foreign taxing authorities	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to change in prior year estimate	—
Other	—

Balance, December 31, 2008	$4,756

The cumulative effects of adopting FIN 48 resulted in an increase of $0.5 million to accumulated deficit and an increase in other long term liabilities of $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2007 and December 31, 2008, we had cumulative unrecognized tax benefits of approximately $4.5 million and $4.8 million, respectively, of which approximately $0.2 million and $0.3 million, respectively, are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.3 million and $4.5 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2007 and December 31, 2008, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months.

Due to net operating losses and other tax attributes carried forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1995 through December 31, 2008. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 2000 through 2008.

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

At December 31, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our United States deferred tax assets would be realized and have a $75.9 million valuation allowance associated with our United States deferred tax assets.

As of December 31, 2008, we had federal and state net operating losses of approximately $164.3 million and $96.7 million, respectively, which begin to expire in the tax years ending 2019 and 2009, respectively. In addition, we had federal tax credit carryforwards of $4.1 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $3.6 million begin to expire in the tax year ending 2009. We also had state tax credit carryforwards of $2.9 million, of which $0.2 million begin expire in 2009, and the remaining $2.7 million have no expiration date.

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

11. Stockholders’ Equity

Stockholders Rights Plan

On May 19, 2003 we adopted a plan to provide certain rights to our stockholders, or a rights plan. Terms of the rights plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The dividend was paid on May 30, 2003 to our stockholders of record on that date. Each such purchase right entitles the registered holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock at a price of $50.00, subject to adjustment. Each one one-hundredth of a share of this series of preferred stock has designations and powers, preferences and rights, and qualifications, limitations and restrictions that make its value approximately equal to the value of one share of our common stock.

12. Stock Options and Warrants

Stock Incentive Plans

2000 EIP. During 2007 and 2008, we granted restricted stock and options to purchase common stock to our employees and a director under the 2000 EIP. The restricted stock typically vests upon the completion of specific performance goals or over four years, with 25% of the shares vesting one year from the date of grant and the remaining shares vesting ratably thereafter on a monthly basis. The options expire 10 years from the date of grant and typically vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If restricted stock is surrendered or an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the restricted stock was not vested or the option was not exercised shall continue to be available under the 2000 EIP. As of December 31, 2008, 332,128 shares of restricted stock had been granted and were outstanding under the 2000 EIP and options to purchase 6,332,141 shares of common stock were outstanding under the 2000 EIP and 1,358,267 shares of common stock remained available for grant under the 2000 EIP.

On August 11, 2008, under the 2000 EIP, we granted selected executives and key employees performance-based restricted stock awards whose vesting is contingent on our meeting specific performance goals, including internal earnings targets in the quarter ended December 31, 2008 and the quarter ended March 31, 2009. The cumulative total number of shares awarded was 252,000, and vest over a period of approximately 5 to 8 months. The fair value of each share grant was estimated on the date of grant using the number of shares granted multiplied by the share price on the date of the grant. As of December 31, 2008, no compensation cost has been recognized related to this award.

2000 NEDSOP. Under our 2000 New Employee Directors Stock Option Plan, or 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2008, options to purchase 580,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 333,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. The number of shares of common stock reserved for issuance under the 2000 ESPP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) 100,000 shares or (B) an amount determined by our board of directors. There were 361,806 and 368,498 shares issued for the 2000 ESPP purchase periods that ended in the year ended December 31, 2007 and 2008, respectively. As of December 31, 2008, the 2000 ESPP had a total of 1,181,231 shares available for purchase.

As of December 31, 2008, total unrecognized share-based compensation cost related to unvested stock options was $5.4 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. We have included the following amounts for share-based compensation cost, including the cost related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2008 (amounts in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Cost of goods sold	$327	$372	$377
Sales and marketing	307	478	388
Research and development	627	819	952
General and administrative	1,972	682	1,167

Share-based compensation expense before taxes	3,233	2,351	2,884
Related deferred income tax benefits	—	—	—

Share-based compensation expense, net of income taxes	$3,233	$2,351	$2,884

Share-based compensation expense is derived from:
Stock options	$2,836	$1,938	$2,563
2000 ESPP	397	413	321

Total	$3,233	$2,351	$2,884

FASB Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2008	6,672,095	5.36
Granted	2,240,000	2.24
Exercised	(128,090)	2.22
Forfeited	(891,160)	3.61
Expired	(980,704)	7.33

Outstanding at December 31, 2008	6,912,141	$4.35	7.1	$—
Vested and expected to vest at December 31, 2008	6,449,379	$4.49	6.9	$—
Exercisable at December 31, 2008	3,889,768	$5.60	5.6	$—

A summary of restricted stock award activity for fiscal year 2008 is as follows:

	Number of shares	Weighted Average grant date fair value
Outstanding at January 1, 2008	—	$—
Granted	332,128	2.34
Vested	—	—
Forfeited	—	—

Outstanding and unvested at December 31, 2008	332,128	$2.34

The weighted average grant-date fair values of options granted during the years ended December 31, 2006, 2007 and 2008 were $3.26 per share, $2.06 per share and $1.35 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $0.3 million, $0.1 million and $0.1 million, respectively.

Cash generated from option exercised under all share-based compensation arrangements for the years ended December 31, 2008, 2007, and 2006, was $0.3 million, $0.2 million and $0.9 million, respectively. Cash generated from the purchase of shares through the 2000 ESPP for the years ended December 31, 2008, 2007, and 2006, was $0.9 million, $1.0 million and $1.1 million, respectively. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.

The aggregate intrinsic value in the table above is based on our closing stock price of $0.80 per share as of the last business day of the fiscal year ended December 31, 2008, which value would have been realized by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the years ended December 31, 2006, 2007 and 2008 was $2.9 million, $2.9 million and $2.5 million, respectively.

To estimate compensation expense under FASB Statement No. 123(R) for the years ended December 31, 2006, 2007 and 2008, we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP			2000 ESPP
	Years Ended December 31,			Years Ended December 31,
	2006	2007	2008	2006	2007	2008
Risk-free interest rate	4.89%	4.48%	2.74%	4.98%	4.75%	1.96%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Volatility	68%	68%	67%	68%	68%	82%
Expected term	5.5 years	5.2 years	5.6 years	0.5 years	0.5 years	0.5 years

The risk-free interest rate is based on the implied yield available on United States Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future.

The expected volatility is based on historical volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.

Warrants

During the years 2002 and 2003 we issued warrants to purchase 2,065,310 shares of our common stock at exercise prices between $2.97 and $4.50. At December 31, 2007, there were outstanding warrants to purchase 337,742 shares of our common stock. These warrants had exercise prices ranging from $3.25 to $4.50 per share and expired at various dates through March 18, 2008.

In January 2008, we amended our Product Purchase Agreement, or Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period in which the Agreement was signed. At December 31, 2008, there were warrants outstanding to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share and expire on January 3, 2013.

13. Employee Benefit Plans

Dot Hill Retirement Savings Plan

The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. We may match 50% of participating employees’ contributions up to a specified limit of $1,000. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2006, 2007 and 2008 were $0.1 million, $0.2 million and $0.1 million, respectively.

14. Commitments and Contingencies

Operating Leases

We lease office space and equipment under non-cancelable operating leases, which expire at various dates through April 2013. Rent expense for the years ended December 31, 2006, 2007 and 2008 was $1.7 million, $1.7 million and $1.7 million, respectively. We record rent expense on a straight-line basis based on contractual lease payments.

Longmont Research and Development Facility Lease

In April 2008, we entered into an addendum to the Longmont lease agreement whereby we agreed to lease an additional 1,754 square feet of office space. In August 2008, we entered into a second addendum to the Longmont lease agreement, whereby we agreed to lease an additional 11,979 square feet of office space. The expiration date of the lease, including the amendments, is January 2013.

New Minnesota RAIDCore Research and Development Facility Lease

In September 2008 we entered into a lease agreement with Liberty Property Limited Partnership, under which we lease approximately 7,300 square feet of office space located in Plymouth, Minnesota. We use this office space as a research and development facility for our RAIDCore software. The lease commencement date is November 1, 2008, and the contract provides for a term of 36 months following the commencement date.

Future minimum lease payments due under all non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$2,031
2010	1,929
2011	1,963
2012	1,710
2013	380

Total minimum lease payments	$8,013

For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses. We maintain indemnification agreements with certain of our OEM customers related to intellectual property and product liability.

Compensation and Employment Agreements

In February 2007, we adopted the 2007 Executive Compensation Plan, or the 2007 Compensation Plan. Under the 2007 Compensation Plan, our President and Chief Executive Officer, Dana W. Kammersgard, our Chief Financial Officer, Hanif I. Jamal, and our former Senior Vice President of Worldwide Sales and Marketing, Philip A. Davis, were each eligible to receive bonuses in an amount to be calculated in accordance with the terms of the 2007 Compensation Plan. Target 2007 bonuses for Messrs. Kammersgard, Jamal and Davis were equal to 80%, 55% and 50%, respectively, of their applicable base salaries. 50% of any 2007 bonus would be paid in cash and the remainder in the form of a stock option having a Black-Scholes value equal to 50% of the target 2007 bonus. Payment of the 2007 bonuses was proportionately dependent on the achievement of financial goals relating to revenue and operating income and management business objectives. The 2007 Compensation Plan also provided for the payment in cash of an additional 2007 stretch bonus equal to up to 50% of each executive’s target 2007 bonus, payable upon the achievement of additional financial goals. No 2007 stretch bonus would be paid unless the financial goals described above relating to the 2007 target bonus were achieved at a minimum 90% level and unless the additional financial goals specific to the 2007 stretch bonus were achieved at specified minimum levels. For the year ended December 31, 2007, no amounts were payable under or accrued for the 2007 Compensation Plan as the objectives were not met and no bonuses were paid.

In March 2008, the Compensation Committee of our Board of Directors approved the 2008 Executive Compensation Plan, or the 2008 Compensation Plan, which set forth executive compensation for fiscal 2008 for Messrs. Kammersgard, Jamal and Davis. Pursuant to the 2008 Compensation Plan, each of Messrs. Kammersgard, Jamal and Davis were eligible to receive a cash bonus in an amount to be calculated in accordance with the terms of the 2008 Compensation Plan. The cash bonuses were only to be paid upon achievement of certain financial goals in 2008. Cash bonuses for Messrs. Kammersgard, Jamal and Davis were to be paid from a cash bonus pool which was to be funded in direct correlation to company financial results. In order for the cash bonus pool to be funded, the company had to meet established financial objectives. If these objectives were not met at a minimum 100% level, then no cash bonus would be paid. Moreover, payment of the 2008 target cash bonuses was proportionately dependent on the achievement of additional financial goals and management business objectives, as follows:

Executive Officer	Financial Goals	Management Business Objectives
Dana W. Kammersgard	100%	0%
Hanif I. Jamal	80%	20%
Philip A. Davis	75%	25%

The financial goals and management business objectives for 2008 were established by the Compensation Committee and were weighted based on importance. The financial goals related to operating income and the management business objectives were focused on each executive’s respective area of responsibility and designed to support overall corporate goal achievement. These goals were collectively designed to be challenging, and as noted above, similar goals were not met in fiscal 2007. Mr. Davis resigned in June 2008 and was no longer eligible to receive any bonus pursuant to the 2008 Compensation Plan after his resignation. For the year ended December 31, 2008, no amounts were payable under or accrued for the 2008 Compensation Plan as the objectives were not met and no bonuses were paid.

In December 2008, we entered into an Amended and Restated Employment Agreement, or the CEO Agreement, with Mr. Kammersgard and an Employment Agreement, or the CFO Agreement with Mr. Jamal. We refer to the CEO Agreement and the CFO Agreement together as the Executive Agreements. The CEO Agreement replaced and superseded the Employment Agreement and Change of Control Agreement we entered into with Mr. Kammersgard on August 2, 1999 and April 6, 2006, respectively, referred to together as the Prior Agreements, and the CFO Agreement replaced and superseded the Change of Control Agreement we entered into with Mr. Jamal on July 14, 2006.

The Prior Agreements were replaced by the CEO Agreement primarily to address changes in the tax laws, including changes governing nonqualified deferred compensation arrangements (such as severance arrangements) under Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. The CEO Agreement provides that any payments and benefits pursuant to the CEO Agreement, referred to as Severance Benefits, that constitute “deferred compensation” within the meaning of Section 409A of the Code and the regulations and other guidance thereunder and any state law of similar effect, referred to collectively as Section 409A, shall not commence following termination of employment unless and until Mr. Kammersgard has also incurred a “separation from service” (as such term is defined in Treasury Regulation Section 1.409A-1(h)), unless we reasonably determine that such amounts may be paid without causing Mr. Kammersgard to incur the additional 20% tax under Section 409A. However, if we determine that the Severance Benefits constitute “deferred compensation” under Section 409A and Mr. Kammersgard is, upon termination, a “specified employee” of ours (as such term is defined in Section 409A(a)(2)(B)(i) of the Code), then the timing of payment by us of Severance Benefits may be delayed solely to the extent necessary to avoid the incurrence of the adverse personal tax consequences under Section 409A.

Additionally, under the CEO Agreement and consistent with his current compensation, Mr. Kammersgard remains entitled to an annual base salary of $367,500 and is eligible to receive, subject to approval by our Compensation Committee, an annual bonus pursuant to our Executive Compensation Plans for each fiscal year. Also consistent with his current severance benefits, if Mr. Kammersgard is terminated without cause or terminates his employment for good reason prior to the effective date of a change in control, then he is entitled to a single lump sum cash payment equal to 100% of his then current base salary. If Mr. Kammersgard continues his employment through the effective date of a change in control, then he is entitled to a single lump sum cash payment equal to 125% of his annual base salary in effect immediately prior to the change in control, referred to as the Change in Control Bonus. If Mr. Kammersgard is terminated following the effective date of a change in control, then he is entitled to a single lump sum cash payment equal to 100% of his annual base salary in effect at the time of termination, less any Change in Control Bonus paid to Mr. Kammersgard and provided that his annual base salary at the time of termination exceeds his annual base salary in effect immediately prior to the change in control by at least 25%. Further, in the event Mr. Kammersgard continues his employment through the effective date of a change in control, all unvested equity awards granted to Mr. Kammersgard will accelerate in full. In the event his employment is terminated, other than for death or complete disability, we have the right to retain Mr. Kammersgard as a consultant during the 12 months following his termination, referred to as the Consulting Period, for a period of up to 12 days during such Consulting Period. In exchange for his availability during the Consulting Period, Mr. Kammersgard is entitled to a cash payment equal to 25% of his annual base salary at the time of termination, payable in four equal quarterly installments commencing within five days of his termination.

Under the CFO Agreement and consistent with his current compensation, Mr. Jamal is entitled to an annual base salary of $270,000 and is eligible to receive, subject to approval by our Compensation Committee, an annual bonus pursuant to our Executive Compensation Plan for each fiscal year. If he continues his employment through the effective date of a change in control, then Mr. Jamal is entitled to a single lump sum cash payment equal to 125% of his annual base salary in effect immediately prior to the change in control and all unvested equity awards granted to Mr. Jamal will accelerate in full.

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the

City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2008.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. On April 16, 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state consolidated derivative action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2008.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state securities action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of December 31, 2008.

The pending proceedings involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain and material adverse outcomes are possible. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceedings could require us to incur substantial settlement payments and costs.

Other Litigation

We may be involved in certain other legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.

15. Geographic Revenues and Significant Customers

Operating segments, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, or FASB Statement No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FASB Statement No. 131 also requires disclosures about products and services, geographic areas and significant customers. We operate in one operating segment for purposes of FASB Statement No. 131.

Geographic revenues

Information concerning principal geographic areas in which we operate is as follows (in thousands):

	For the Year Ended December 31,
	2006	2007	2008
Net revenue:
United States	$218,009	$181,312	$245,489
Europe	15,851	20,538	23,951
Asia	5,357	5,245	3,439

	$239,217	$207,095	$272,879

Loss before income taxes:
United States	$(18,306)	$(55,045)	$(27,652)
Europe	(13,220)	(5,818)	1,531
Asia	(361)	458	546

	$(31,887)	$(60,405)	$(25,575)

Net revenue is recorded in the geographic area in which the sale is originated.

16. Quarterly Financial Information (Unaudited)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2007:
Net revenue	$53,441	$56,199	$45,691	$51,764
Gross profit	6,674	6,924	6,525	6,310
Loss before income taxes	(5,670)	(3,835)	(4,067)	(46,833	)(1)
Net loss	(5,962)	(3,742)	(4,123)	(46,401	)(1)
Basic and diluted net loss per share	(0.13)	(0.08)	(0.09)	(1.01)

Year Ended December 31, 2008:
Net revenue	$52,826	$71,027	$76,641	$72,385
Gross profit	4,166	7,222	8,941	10,059
Loss before income taxes	(5,950)	(7,131)	(3,808)	(8,686	)(2)
Net loss	(6,110)	(7,370)	(3,691)	(8,594	)(2)
Basic and diluted net loss per share	(0.13)	(0.16)	(0.08)	(0.19)

(1)	During the fourth quarter of 2007 the market value of our common stock substantially declined. As a result of this decline we determined that the goodwill related to our SANnet reporting unit was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment resulting in the recognition of an impairment to goodwill of $40.7 million.

(2)	During the fourth quarter of 2008, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and $1.0 million of intangible assets. See further discussion of our long-lived asset impairment in Note 1.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
	(In thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2006	$294	$335	$—	(1)	$629
Year ended December 31, 2007	629	(216)	111	(1)	302
Year ended December 31, 2008	302	25	40	(1)	287

(1)	Uncollectible receivables charged off and credit issued for product returns.