Form 10-Q
period 2009-03-31
DOT HILL SYSTEMS CORP
filed 2009-05-11
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 48,380,369 shares of common stock, $0.001 par value, outstanding as of May 4, 2009.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2009

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2008	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$56,850	$54,299
Accounts receivable, net of allowance of $287 and $415	41,035	33,288
Inventories, net	14,127	12,772
Prepaid expenses and other	4,796	4,036

Total current assets	116,808	104,395
Property and equipment, net	2,410	2,396
Intangible assets, net	4,164	3,880
Other assets	515	274

Total assets	$123,897	$110,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,050	$20,814
Accrued compensation	3,217	3,368
Accrued expenses	5,212	4,905
Deferred revenue	1,121	2,205
Restructuring accrual	681	537
Short term note payable	249	252
Income taxes payable	17	75

Total current liabilities	41,547	32,156
Long-term note payable	607	543
Other long-term liabilities	5,091	3,741

Total liabilities	47,245	36,440

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock, $.001 par value, 100,000 shares authorized, 46,308 and 48,380 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	46	47
Additional paid-in capital	300,555	301,573
Accumulated other comprehensive loss	(3,474)	(3,348)
Accumulated deficit	(220,475)	(223,767)

Total stockholders’ equity	76,652	74,505

Total liabilities and stockholders’ equity	$123,897	$110,945

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2008	2009
NET REVENUE	$52,826	$53,889
COST OF GOODS SOLD	48,660	44,629

GROSS PROFIT	4,166	9,260

OPERATING EXPENSES:
Sales and marketing	4,272	2,566
Research and development	7,424	7,151
General and administrative	3,043	2,769
Restructuring charge	—	85
Legal settlement	(3,836)	—

Total operating expenses	10,903	12,571

OPERATING LOSS	(6,737)	(3,311)

OTHER INCOME:
Interest income, net	708	72
Other income (expense), net	79	(20)

Total other income, net	787	52

LOSS BEFORE INCOME TAXES	(5,950)	(3,259)
INCOME TAX EXPENSE	160	33

NET LOSS	$(6,110)	$(3,292)

NET LOSS PER SHARE:
Basic and diluted	$(0.13)	$(0.07)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	45,956	46,722

COMPREHENSIVE LOSS:
Net loss	$(6,110)	$(3,292)
Foreign currency translation (gain) loss	(231)	126

Comprehensive loss	$(6,341)	$(3,166)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2008	2009
Cash Flows From Operating Activities:
Net loss	$(6,110)	$(3,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,465	712
Gain on disposal of property and equipment	(5)	—
(Reduction) provision in bad debt reserve	(171)	128
Share-based compensation expense	665	742
Issuance of warrant to customer	2,282	—
Changes in operating assets and liabilities :
Accounts receivable	(4,032)	7,573
Inventories	(5,390)	1,350
Prepaid expenses and other assets	(626)	990
Accounts payable	6,987	(9,954)
Accrued compensation and other expenses	(121)	145
Deferred revenue	(151)	(300)
Income taxes payable	126	59
Restructuring accrual	—	(142)
Other long-term liabilities	(363)	(245)

Net cash used in operating activities	(5,444)	(2,234)

Cash Flows From Investing Activities:
Purchases of property and equipment	(268)	(482)

Net cash used in investing activities	(268)	(482)

Cash Flows From Financing Activities:
Principal payment of note payable	—	(61)
Proceeds from exercise of stock options and warrants	198	—
Proceeds from sale of stock to employees	465	277

Net cash provided by financing activities	663	216

Effect of Exchange Rate Changes on Cash	97	(51)

Net Decrease in Cash and Cash Equivalents	(4,952)	(2,551)
Cash and Cash Equivalents, beginning of period	82,358	56,850

Cash and Cash Equivalents, end of period	$77,406	$54,299

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$35	$20

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Construction-in-progress costs incurred but not paid	$142	$101

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The Company

Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) is a provider of entry-level and midrange storage systems for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture.

Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales toward indirect sales through channel partners and original equipment manufacturers, or OEMs. These channel partners and OEMs either incorporate our products into their own private-label products or sell our products off the shelf. Our headquarters are located in Carlsbad, California and our research and development facility is located in Longmont, Colorado. Our eventual plan is to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. Additionally, we have sales and administrative offices in the United States, Germany, Japan, United Kingdom and China.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2009.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin, or SAB, Topic 13, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and allowances differ from past experience, additional allowances may be required. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to

36 months. We defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customer we recognize the value of that consideration as a reduction in net revenue. We maintain inventory, or hubbing, arrangements with certain of our largest OEM customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

A majority of our net revenue is derived from a limited number of customers. We currently have three customers that each account for more than 10% of our total net revenue: Sun Microsystems, or Sun; Hewlett Packard, or HP; and NetApp, Inc., or NetApp. We typically incur significant design and development costs prior to being designed in with our OEM partners. Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner. We expect net revenue from Sun to decline over future periods. The decline is primarily due to the Sun products nearing the end of their lifecycle and the lack of development of follow-on products.

	Three Months Ended March 31,
	2008	2009
Sun	44.2%	12.6%
HP	4.2%	41.9%
NetApp	23.6%	23.4%
Other customers less than 10%	28.0%	22.1%

Total	100.0%	100.0%

Cash and Cash Equivalents

Cash equivalents include highly liquid investments purchased with an original maturity of three months or less and consist principally of money market funds. The majority of the our cash and cash equivalents are invested in high-quality money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program, currently set to expire on September 18, 2009. At March 31, 2009, we had $54.3 million in cash and cash equivalents.

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

Long-Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with Financial Accounting Standards Board, or FASB, Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FASB Statement No. 144. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We recognized $5.4 million of impaired long-lived assets for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the three months ended March 31, 2008 or 2009.

Foreign Currency Transaction and Translation

        A small portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. For foreign subsidiaries whose functional currency is the local currency assets and liabilities are translated into United States dollars at period-end exchange rates. Revenues and expenses, and gains and losses, are translated at rates of exchange that approximate the rates in effect on the transaction date. Resulting translation gains and losses are recognized as a component of other comprehensive loss. Our international subsidiary that maintains its books of record in a currency other than the functional currency remeasures monetary assets and liabilities using current rates of exchange at the balance sheet date and remeasures non-monetary assets and liabilities using historical rates of exchange. Revenues and expenses, and gains and losses, are translated at rates of exchange that approximate the rates in effect on the transaction date. Gains and losses from remeasurement for such subsidiary are recognized currently in income as a component of general and administrative expenses. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the future. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the impact of this staff position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

2. Share-Based Compensation

We account for share-based compensation in accordance with the FASB Statement No. 123(R), Share-Based Payment, or FASB Statement No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values.

FASB Statement No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2009.

As of March 31, 2009, total unrecognized share-based compensation cost related to unvested stock options was $5.0 million, which is expected to be recognized over a weighted average period of approximately 2.6 years. We have included the following amounts for share-based compensation expense, including the expense related to the 2000 EIP, 2000 NEDSOP and 2000 ESPP, in the accompanying unaudited condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2008	2009
Cost of goods sold	$96	$98
Sales and marketing	139	79
Research and development	197	303
General and administrative	233	262

Share-based compensation expense before taxes	665	742
Related deferred income tax benefits	—	—

Share-based compensation expense, net of income taxes	$665	$742

Share-based compensation expense is derived from:
Stock options	$568	$604
Restricted stock awards	—	38
2000 ESPP	97	100

Total	$665	$742

Share-based compensation expense recognized during the three months ended March 31, 2009 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of FASB Statement No. 123(R). FASB Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under FASB Statement No. 123, Accounting for Stock-based Compensation, for the periods prior to 2006, we accounted for forfeitures as they occurred. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of March 31, 2009 has been adjusted for changes in estimated forfeitures.

To estimate compensation expense under FASB Statement No. 123(R) for the three months ended March 31, 2008 and 2009, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2009	2008	2009
Risk-free interest rate	2.42%	1.87%	2.07%	0.36%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	69%	84%	135%
Expected life	5.6 years	5.5 years	0.5 years	0.5 years

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future.

The expected volatility is based on historical volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experience.

Stock Incentive Plans

2000 EIP. During 2008 and 2009, we granted restricted stock and options to purchase common stock to our employees and a director under the 2000 EIP. For restricted stock granted in 2009, the restricted stock typically vests upon the completion of specific performance goals or over four years, with 25% of the shares vesting on each anniversary of the date of grant. For restricted stock granted prior to 2009, the restricted stock typically vests upon the completion of specific performance goals or over four years, with 25% of the shares vesting one year from the date of grant and the remaining shares vesting ratably thereafter on a monthly basis. Option grants expire 10 years from the date of grant and typically vest over four years, with 25% of the shares vesting one year from the date of grant and the remaining shares vesting ratably thereafter on a monthly basis. The number of shares of common stock reserved for issuance under the 2000 EIP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) two percent of our outstanding shares as of the date of our annual meeting of stockholders, (B) 1,000,000 shares or (C) an amount determined by our board of directors. If restricted stock is surrendered or an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares with respect to which the restricted stock was not vested or the option was not exercised shall continue to be available under the 2000 EIP. As of March 31, 2009, 1,433,728 shares of restricted stock had been granted and were outstanding under the 2000 EIP and options to purchase 6,277,523 shares of common stock were outstanding under the 2000 EIP and 309,282 shares of common stock remained available for grant under the 2000 EIP.

In February 2009, we issued 1,355,600 restricted stock awards, of which 800,000 shares were performance-based restricted stock awards. These performance –based awards vest one year from grant date provided that the performance objectives are achieved.

2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of March 31, 2009, options to purchase 580,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 333,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. The number of shares of common stock reserved for issuance under the 2000 ESPP is increased annually on the date of our meeting of stockholders by an amount equal to the lesser of (A) 100,000 shares or (B) an amount determined by our board of directors. There were 168,971 and 638,210 shares issued under the 2000 ESPP during the three months ended March 31, 2008 and 2009, respectively.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2008	6,912,140	$4.35
Granted	25,000	0.47
Exercised	—	—
Forfeited	(3,875)	2.71
Expired	(75,740)	5.89

Outstanding at March 31, 2009	6,857,525	$4.32	6.5	$2,750
Vested and expected to vest at March 31, 2009	6,435,376	$4.44	6.3	$2,107
Exercisable at March 31, 2009	4,173,791	$5.38	5.0	$—

A summary of restricted stock award activity is as follows:

	Number of shares	Weighted Average grant date fair value
Outstanding at December 31, 2008	332,128	$2.34
Granted	1,355,600	0.46
Vested	—	—
Forfeited	(254,000)	2.35

Outstanding and unvested at March 31, 2009	1,433,728	$0.56

The weighted average grant-date fair values of options granted during the three months ended March 31, 2008 and 2009 were $1.58 per share and $0.27 per share, respectively.

The weighted average grant-date fair value of restricted stock awards granted during the three months ended March 31, 2009 was $0.46 per share. There were no restricted stock grants during the three months ended March 31, 2008.

During the three months ended March 31, 2009, cash generated from share-based compensation arrangements amounted to $0.3 million from the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon the grant of restricted stock, exercise of options to purchase common stock and for purchases through the 2000 ESPP.

The total fair value of options to purchase common stock that vested during the three months ended March 31, 2008 and 2009 was $0.9 million and $0.2 million, respectively.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share reflects the potential dilution by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

The following table sets forth a reconciliation of the basic and diluted number of weighted average shares outstanding used in the calculation of net loss per share (in thousands):

	Three Months Ended March 31,
	2008	2009
Weighted average shares-basic	45,956	46,722
Dilutive effect of warrants and common stock equivalents	—	—

Weighted average shares-diluted	45,956	46,722

As of March 31, 2008, outstanding options to purchase 7,220,284 shares of common stock with exercise prices ranging from $1.34 to $17.14 per share and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted loss per share because their effect was antidilutive.

As of March 31, 2009, outstanding options to purchase 6,857,525 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 1,355,600 shares of unvested restricted stock awards, and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted loss per share because their effect was antidilutive.

4. Inventories

Net inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of net inventories (in thousands):

	December 31, 2008	March 31, 2009
Purchased parts and materials	$2,637	$3,131
Finished goods	11,490	9,641

Total inventory	$14,127	$12,772

Inventories are net of an allowance for excess and obsolete inventory of approximately $1.8 million and $1.6 million as of December 31, 2008 and March 31, 2009, respectively.

5. Intangible Assets

All of our identified intangible assets are considered to have finite lives and are being amortized in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and consist of the following (in thousands):

	December 31, 2008
	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(5,000)	$—
RaidCore Technology	4,256	(287)	3,969
NAS Technology	214	(19)	195

Total intangible assets	$9,470	$(5,306)	$4,164

	March 31, 2009
	Gross	Accumulated Amortization	Net
RaidCore Technology	$4,256	$(553)	$3,703
NAS Technology	214	(37)	177

Total intangible assets	$4,470	$(590)	$3,880

Amortization expense related to intangible assets totaled $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2009, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2009 is as follows (in thousands):

Years ending December 31,
2009 (Remaining 9 months)	$852
2010	1,135
2011	1,116
2012	777

Total	$3,880

6. Product Warranties Activity

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, which could have a material adverse effect on our operating results and financial condition if these warranties are eliminated. Estimated liabilities for product warranties are included in accrued expenses. Our warranty cost activity is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Balance, beginning of period	$1,381	$1,560
Charged to operations	621	553
Deductions for costs incurred	(793)	(688)

Balance, end of period	$1,209	$1,425

7. Deferred Revenue

In July 2008, we entered into a long-term fixed price contract with one of our customers. We account for long-term contracts under American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We account for this long-term contract under the completed-contract method due to our inability to forecast reasonably dependable estimates. Under the completed-contract method, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.

Deferred revenue at December 31, 2008 and March 31, 2009, includes progress payments net of costs incurred to date under our long-term contract of $1.0 million and $1.1 million, respectively. We currently expect to be substantially complete with the contract within the following twelve months and will recognize $2.2 million in revenue at that time.

Additionally, deferred revenue consists of our product maintenance revenue activity as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Balance, beginning of period	$694	$543
New warranty revenue contracts	218	94
Revenue recognized	(343)	(229)

Balance, end of period	$569	$408

8. Restructuring Charge

In December 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance of $0.3 million and facility costs of $0.5 million. The restructuring charge was included in operating expenses in the consolidated statement of operations for the year ended December 31, 2008. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our plan to eventually consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. The facility costs are related to approximately 40% of unused space in our Carlsbad, California facility and severance costs represent costs associated with a reduction in workforce. The facility costs are expected to be paid over the remainder of the lease ending in April 2013. The remainder of the severance liability is expected to be paid during the second quarter of 2009.

	Restructuring Accrual at December 31, 2008	Restructuring Charges	Cash Payments	Restructuring Accrual at March 31, 2009
	(in thousands)
Facility costs	$541	$71	$(113)	$499
Severance costs	140	14	(116)	38

Total	$681	$85	$(229)	$537

9. Income Taxes

We recorded income tax expense of $33,000 for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008. Our effective income tax rate of (1.00)% for the three months ended March 31, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

At December 31, 2008 we had cumulative unrecognized tax benefits of approximately $4.8 million, of which approximately $0.3 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.5 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2008, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ended March 31, 2009.

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

As of December 31, 2008, we had federal and state net operating losses of approximately $164.3 million and $96.7 million, respectively, which begin to expire in the tax years ending 2019 and 2009, respectively. In addition, we had federal tax credit carryforwards of $4.1 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $3.6 million will begin to expire in the tax year ending 2009. We also had state tax credit carryforwards of $2.9 million, of which $0.2 million will begin to expire in 2009, and the remaining $2.7 million have no expiration date.

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

10. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

Foreign Currency Items
Balance, December 31, 2008	$(3,474)
Foreign currency translation	126

Balance, March 31, 2009	$(3,348)

11. Credit Facilities

Line of Credit

In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On March 16, 2009, we issued a letter of credit to our contract manufacturer in China in the amount of $5.0 million. As of March 31, 2009, we were in compliance with all financial covenants under the credit agreement.

12. Commitments and Contingencies

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. On March 18, 2009, the Court dismissed the Third Amended Consolidated Complaint, but granted plaintiffs leave to amend one more time. On April 17, 2009, plaintiffs filed a Notice of Appeal regarding the Court’s September 2, 2008 and March 18, 2009 orders. The outcome of this action is uncertain, and no amounts have been accrued as of March 31, 2009.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state consolidated derivative action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of March 31, 2009.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state securities action is stayed. The state court has set a hearing to determine the status of the case on June 5, 2009. The outcome of this action is uncertain, and no amounts have been accrued as of March 31, 2009.

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

13. Warrant

In January 2008, we amended our Product Purchase Agreement, or the Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period the Agreement was signed. At March 31, 2009, there were warrants outstanding to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share that expire on January 3, 2013.

14. Segment Information

Operating segments, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, or FASB Statement No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FASB Statement No. 131 also requires disclosures about products and services, geographic areas and significant customers. We operate our business in one operating segment for purposes of FASB Statement No. 131.

Geographic Revenues

Net revenue is recorded in the geographic area in which the sale is originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Net revenue:
United States	$45,722	$48,969
Europe	6,082	4,164
Asia	1,022	756

	$52,826	$53,889

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this quarterly report on Form 10-Q, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

Overview

We are a provider of entry-level and midrange storage systems and enterprise server software for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our current product family based on our R/Evolution architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provide additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 series of entry-level storage products and newer Just a Bunch of Disks, or JBOD arrays have significantly increased in market share during 2008 and are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our legacy SANnet II products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability, and this legacy is continued in a number of next generation products that we plan to bring to market in 2009. In January 2009, we launched a new line of products to address the growing need for smaller form factor, highly dense storage utilizing SAS or serial ATA, or SATA disks, as well as the newest generation of solid state disks, or SSDs. In September 2008, we made a significant investment through our acquisition of certain assets, namely RAIDCore and Network Attached Software, or NAS, from Ciprico Inc., or Ciprico. We believe this acquisition will open up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. The acquisition also provided us with a new team of software development professionals located in Minneapolis, Minnesota.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our OEM channel partners currently include, among others, Hewlett-Packard, or HP, NetApp, Inc., or NetApp, Fujitsu Siemens Computers, or Fujitsu Siemens, Motorola, Inc., or Motorola, and Sun Microsystems, or Sun.

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

We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so. However, over the past year we have experienced a decline in net revenue from Sun. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of development of follow-on products for the ST-3000 line to date. We expect net revenue from Sun to continue to decline over future periods. Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007, and net revenue from NetApp increased significantly during 2008. Pursuant to our Master Purchase Agreement with Fujitsu Siemens, we jointly developed with Fujitsu Siemens storage solutions utilizing key components and patented technologies from us. We began shipping products to Fujitsu Siemens under the agreement in July 2006.

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

For these and other reasons, our net revenue and results of operations in 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. Since 2002, we have outsourced substantially all of our manufacturing operations to Solectron Corporation, or Solectron, which was subsequently purchased by Flextronics International Limited, or

Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. Under the terms of the agreement, MiTAC supplies us with manufacturing, assembly and test services from its facilities in China and SYNNEX provides us with final assembly, testing and configure-to-order services through its facility in Fremont, California. We believe that the agreement with MiTAC and SYNNEX facilitates our strategic product initiatives, helps to expand our global capabilities and further reduces our manufacturing costs. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. Currently, all of our Series 2000 and Series 5000 R/Evolution products are now manufactured by these partners.

In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn will supply us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. We anticipate shipping products for general availability under the Foxconn agreement sometime during 2009.

We derive net revenues primarily from sales of our SANnet II and Series 2000 family of products and we are in the process of transitioning SANnet II customers to our Series 2000 and Series 5000 family of products.

Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation of equipment used in the production and service departments, production facility rent and allocation of overhead.

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

In September 2008, we acquired certain identified RAIDCore and NAS assets of Ciprico for approximately $4.5 million, consisting of cash consideration of $2.3 million, an unsecured non-interest bearing promissory note in the amount of $0.9 million and contingent consideration in the amount of $1.1 million. Additionally, we incurred $0.2 million in acquisition related costs, primarily consisting of legal fees. Payments under the promissory note are due in equal monthly installments over a 42-month period that commenced October 1, 2008. We are also required to pay Ciprico earn-out payments of up to $2.0 million over the 42 months following the date of acquisition. The earn-out payments are payable on a quarterly basis and are equal to 6.67% of RAIDCore and NAS net revenue for the quarterly period. The contingent consideration liability fair value, as of the acquisition date, was $1.1 million and is included in other long-term liabilities. The purchase price was allocated to the assets acquired based on estimated fair values on the transaction date, resulting in the recording of RAIDCore technology of $4.3 million and NAS technology of $0.2 million. The RAIDCore and NAS assets are being amortized on a straight-line basis over four years and three years, respectively. Our primary reasons for the acquisition were to allow us to broaden our product portfolio in the RAID market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers.

In December 2008, our management approved, committed to, and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance and facility costs. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our facilities in Carlsbad, California into the Longmont, Colorado facility.

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

	Three Months Ended March 31,
	2008	2009
Sun	44.2%	12.6%
HP	4.2%	41.9%
NetApp	23.6%	23.4%
Other customers less than 10%	28.0%	22.1%

Total	100.0%	100.0%

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

Cash and Cash Equivalents

Cash equivalents include highly liquid investments purchased with an original maturity of three months or less and consist principally of money market funds. The majority of the our cash and cash equivalents are invested in high-quality money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program, currently set to expire on September 18, 2009. At March 31, 2009, we had $54.3 million in cash and cash equivalents.

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

Deferred Taxes

We utilize the liability method of accounting for income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In certain other foreign jurisdictions where we do not have cumulative losses, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization. We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the requirement to recognize the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. In assessing the need for a valuation allowance, we consider all positive and negative evidence.

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

Share-Based Compensation

We account for share-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment, or FASB Statement No. 123(R), which requires us to record share-based compensation expense for equity based awards granted, including stock options and restricted stock awards, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. Compensation expense for restricted stock awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of our common stock on the date of grant) multiplied by the number of shares granted, and is recognized as expense over the respective vesting period. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of FASB Statement No. 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock options as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use historical volatility as the expected volatility assumption required in the Black-Scholes model. Our selection of the historical volatility approach is due to the limited availability of data regarding actively traded options on our stock. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. We will evaluate the assumptions used to value stock options on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional stock options to employees our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

As of March 31, 2009, total unrecognized share-based compensation cost related to unvested stock options and awards was $5.0 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Long-lived asset impairment

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FASB Statement No. 144. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. No impairments of long-lived assets were recognized for the three months ended March 31, 2008 or 2009.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding) :

	Three Months Ended March 31,
	2008	2009
Net revenue	100.0%	100.0%
Cost of goods sold	92.1	82.8

Gross profit	7.9	17.2

Operating expenses:
Sales and marketing	8.1	4.8
Research and development	14.1	13.3
General and administrative	5.8	5.1
Restructuring charge	—	0.2
Legal settlement	(7.3)	0.0

Total operating expenses	20.7	23.3

Operating loss	(12.8)	(6.1)
Other income, net	1.5	0.1

Loss before income taxes	(11.3)	(6.1)

Income tax expense	0.0	0.0

Net loss	(11.3)%	(6.1)%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2009

Net Revenue

	Three Months Ended March 31,
	2008	2009	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$52,826	$53,889	$1,063	2.0%

The slight increase in net revenue is primarily attributable to an increase in net revenue from HP, who sells a version of our Series 2000 family of products within their MSA 2000 product family, offset by a decrease in net revenue from Sun, who sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from HP for the three months ended March 31, 2009 totaled 41.9% of total net revenue. For the three months ended March 31, 2008, HP net revenue totaled 4.2% of total net revenue and was net of a $2.3 million reduction in revenue, representing the fair value of the warrant issued to HP to induce them to enter into an amended manufacturing agreement with us in January 2008. The substantial increase in HP net revenue is due to the launch and market acceptance of the HP MSA 2000 product line in March 2008. Our net revenue from Sun decreased 71% from the three months ended March 31, 2008, as compared to the three months ended March 31, 2009. For the three months ended March 31, 2008, net revenue from Sun totaled 44.2% of our total net revenue, compared to 12.6% of our total net revenue for the three months ended March 31, 2009. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of development of follow-on products for the ST-3000 line having been developed to date. We expect net revenue from Sun to continue to decline over future periods. Total net revenue from our other major customer, NetApp, remained essentially unchanged during the same comparable periods. For the three months ended March 31, 2008, net revenue from NetApp totaled 23.6% of our total net revenue, compared to 23.4% of our total net revenue for the three months ended March 31, 2009.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease) Increase	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$48,660	92.1%	$44,629	82.8%	$(4,031)	(8.3)%

Gross Profit	$4,166	7.9%	$9,260	17.2%	$5,094	122.3%

The decrease in cost of goods sold and increase in gross profit in both absolute dollars and as percentages of net revenue was primarily attributable to the success of our product cost reduction and value engineering initiatives over the past year which has significantly reduced cost of goods sold as a percentage of net revenue for both our Series 2000 products that we sell to HP and other customers as well as the products we sell to NetApp. Additionally, manufacturing overhead and variances associated with manufacturing and supporting our customers declined from the three months ended March 31, 2008 to the three months ended March 31, 2009 due to a reduction in payroll related costs and better management of the manufacturing processes and supply chain. Furthermore, the decrease in cost of goods sold was due to depreciation and amortization decreasing by approximately $0.6 million due to the Q4 2008 impairment and write off of certain long-lived assets, as well as an intangible asset fully amortizing in the third quarter of 2008. The gross profit improvement was also due to certain of our telecommunications and government customers exceeding their forecast with higher than average margins. Finally, the improvement in gross profit reflected a $2.3 million reduction in net revenues in the three months ended March 31, 2008, representing the fair value of the warrant issued to HP to induce them to enter into the agreement with us. These increases were partially offset by the change in customer sales mix. Net revenue from our highest margin product, sold to Sun and other SANnet II customers, declined as a percentage of total net revenue. Sun net revenue declined from 44.2% of total net revenue for the three months ended March 31, 2008 to 12.6% of total net revenue for the three months ended March 31, 2009. This was replaced by lower margin net revenue from products sold to HP and to a lesser extent Fujitsu Siemens, as well as net revenue from product sold to NetApp. The products we sell to NetApp do not include higher margin value added features such as RAID controllers and consequently are sold at lower margins.

Sales and Marketing Expenses

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$4,272	8.1%	$2,566	4.8%	$(1,706)	(39.9)%

The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to lower salaries, commissions and other employee related expenses of approximately $0.8 million, a decrease in severance costs of approximately $0.3 million, a decrease in allocated common costs of approximately $0.1 million and a reduction in professional fees of approximately $0.1 million. Lower overall headcount contributed to the decrease in salaries, commissions and other employee-related expenses. Severance expense decreased due to the severance charge during the three months ended March 31, 2008 associated with the closure of our Netherlands office. There was no severance charge during the three months ended March 31, 2009. Other professional fees primarily decreased due to a reduction in the number of consultants and lower overall sales and marketing expenses as a result of our expense reduction initiative implemented during the fourth quarter of 2008. The reduction in common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility and depreciation expense in the current quarter.

Research and Development Expenses

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Research and Development Expenses	$7,424	14.1%	$7,151	13.3%	$(273)	(3.7)%

The decrease in research and development expense in both absolute dollars and as a percentage of net revenue was primarily due to a decrease in project materials, tooling, test equipment and non-recurring engineering of approximately $1.0 million, and a decrease in allocated common costs of approximately $0.1 million. These decreases were offset by an increase in salaries of approximately $0.4 million, an increase in intangible asset amortization of approximately $0.3 million and an increase in share-based compensation expense of approximately $0.1 million. During the three months ended March 31, 2008 there was a significant amount of development costs associated with the ramp up of the HP product line. This development activity resulted in significant project materials, tooling, test equipment and non-recurring engineering. These costs were not incurred to the same degree during the three months ended March 31, 2009. The reduction in common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility and depreciation expense in the current quarter. The increase in salaries and share-based compensation expense were a direct result of hiring engineers to support HP and other development projects as well as the hiring of new employees to support development activities related to the September 2008 acquisition of assets from Ciprico. The increase in intangible amortization is due to the amortization of certain intangible assets acquired from Ciprico.

General and Administrative Expenses

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$3,043	5.8%	$2,769	5.1%	$(274)	(9.0)%

The decrease in general and administrative expenses was primarily due to a $0.3 million foreign currency gain for the three months ended March 31, 2008, compared to a $0.1 million loss for the three months ended March 31, 2009. Other general and administrative expenses decreased approximately $0.7 million primarily due to a decrease in accounting fees of $0.2 million, recruiting costs of $0.2 million, consultants and temps of approximately $0.1 million and building rent of approximately $0.1 million. Accounting fees decreased due to lower overall audit fees. Recruiting costs decreased due to the reduction in utilization of placement firms to hire various general and administrative functions vs. the three months ended March 31, 2008. Costs associated with consultants decreased as a direct result of hiring employees. Building rent decreased as a direct result of our closing our Netherlands office during the first quarter of 2008.

Restructuring Charge

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Restructuring Charge	$—	—	$85	0.2%	$85	100%

In December 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our two facilities in Carlsbad, California and Longmont, Colorado into the Longmont, Colorado facility. The facility costs are related to approximately 40% of unused space in our Carlsbad, California facility and severance costs represent costs associated with a reduction in workforce.

Legal Settlement

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Legal Settlement	$(3,836)	(7.3)%	$—	—	$(3,836)	(100.0)%

During the three months ended March 31, 2008, we received proceeds from a legal settlement in the amount of $3.8 million. This legal settlement was from a February 2007 claim we filed for arbitration in Denver, Colorado alleging that the representative of the Chaparral Network Storage, Inc., or Chaparral, shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads Systems Inc., or Crossroads. This amount was reported as a reduction in operating expenses.

Other Income, net

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income, net	$787	1.5%	$52	0.1%	$(735)	(93.4)%

The decrease in other income, net is primarily attributable to a decrease in interest income of $0.6 million. The decrease in interest income is primarily attributable to a lower overall cash balance, declining interest rates and a more conservative investment policy. Cash and cash equivalents decreased from $77.4 million as of March 31, 2008 to $54.3 million as of March 31, 2009.

Income Taxes

We recorded income tax expense of $33,000 for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008. Our effective income tax rate of (1.00)% for the three months ended March 31, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

At December 31, 2008 we had cumulative unrecognized tax benefits of approximately $4.8 million, of which approximately $0.3 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.5 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2008, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ended March 31, 2009.

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

As of December 31, 2008, we had federal and state net operating losses of approximately $164.3 million and $96.7 million, respectively, which begin to expire in the tax years ending 2019 and 2009, respectively. In addition, we had federal tax credit carryforwards of $4.1 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $3.6 million will begin to expire in the tax year ending 2009. We also had state tax credit carryforwards of $2.9 million, of which $0.2 million will begin to expire in 2009 and the remaining $2.7 million will have no expiration date.

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

As a result of our acquisition of Chaparral a second ownership change, within the meaning of IRC Section 382, occurred on February 23, 2004. As a result, annual use of Chaparral’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

We have not provided for any residual U.S. income taxes on the earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if any, would be insignificant.

Liquidity and Capital Resources

The primary drivers affecting liquidity and cash are working capital requirements, net profits or losses, legal settlement gains or losses, asset acquisition costs, restructuring charges and capital expenditures. Working capital has been needed to support inventory requirements for some of our larger OEM customers, and more recently our acquisition of Ciprico’s RAIDCore and NAS assets. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard payment terms ranging between net 30 and net 45 days. If in the longer term our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers. Furthermore, historically we have had to maintain only a small amount of inventory, as our customers for the most part took delivery of products directly from our contract manufacturer’s facility. Beginning in the latter half of 2007, however, we started to hub inventory for some of our larger customers, which has increased our cash usage levels. We are currently evaluating several supply chain strategies under which we could substantially reduce the levels of hub inventory for certain of our customers. If we fail to implement these strategies, our inventory levels will continue to be determined based upon the level of purchase orders we receive, as well as our ability, and the ability of our customers (specifically HP, NetApp and Fujitsu Siemens), to manage inventory under hubbing arrangements, in addition to competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

As of March 31, 2009, we had $54.3 million of cash and cash equivalents and $72.2 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds.

For the three months ended March 31, 2009, net cash used in operating activities was $2.2 million compared to cash used in operating activities of $5.4 million for the three months ended March 31, 2008. Net cash used in operating activities for the three months ended March 31, 2009 was attributable to the net loss of $3.3 million consisting of cash and non cash activities. The operating activities that affected cash consisted primarily of higher gross profit, resulting largely from lower manufacturing costs, lower interest income due primarily to lower cash balances and lower reinvestment rates, and an overall decrease in operating expenses largely as a result of the company-wide restructuring initiative undertaken during the fourth quarter of 2008. They also were comprised of our initiative to lower overall operating expenses by reducing travel company wide, eliminating the cash bonus program for 2009 and reducing headcount in 2009. The non cash operating activities included in the net loss that did not affect cash consisted of the following: depreciation and amortization of $0.7 million; share-based compensation expense of $0.7 million and the provision for doubtful accounts of $0.1 million. Cash flows from operations reflects the positive impact of $7.6 million related to an overall decrease in accounts receivables, which was primarily due to lower net revenues during the three months ended March 31, 2009 as compared to the three months ended December 31, 2008, a $1.4 million decrease in net inventory, which was due to improved management of our customer hub locations, a $1.0 million decrease in prepaid expenses and other assets which was primarily due to the receipt of payment of a $0.5 million component and freight claim rebate from our contract manufacturer as well as a reduction in prepaid insurance and a $0.1 million increase in accrued compensation and other expenses which was primarily due to the increase in the number of days of accrued payroll. Cash flows from operations was negatively impacted by a $10.0 million decrease in accounts payable due to the timing of payments to our vendors. Additionally, a significant amount of accounts payable was outstanding at December 31, 2008 due to higher net revenue during the three months ended December 31, 2008 compared to lower net revenue during the three months ended March 31, 2009, resulting in lower inventory purchases. Cash flows from operations were further negatively impacted by a $0.1 million decrease in restructuring due to the payment of severance associated with the 2008 restructuring plan, a $0.3 million decrease in deferred revenue primarily due to the amortization of our product maintenance revenue and a $0.2 million decrease in other long-term liabilities due to the amortization of our deferred rent and amortization of our NetApp deferred revenue.

Cash used in investing activities for the three months ended March 31, 2009 was $0.5 million, compared to $0.3 million of cash used in investing activities for the three months ended March 31, 2008. Cash used during the three months ended March 31, 2009 was primarily for the addition of equipment, tooling and leasehold improvements.

Cash provided by financing activities for the three months ended March 31, 2009 was $0.2 million, compared to cash provided by financing activities of $0.7 million for the three months ended March 31, 2008. The cash provided by financing activities is primarily attributable to the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.3 million.

We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for at least the next 12 months and for operating periods in excess of 12 months. In addition, this will enable us to pursue acquisitions or capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of net revenue from continued operations, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth in inventory to support HP, NetApp and Fujitsu Siemens, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment.

In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation for us to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On March 16, 2009 we issued a letter of credit to one our contract manufacturers in the amount of $5.0 million.

The following table summarizes our contractual obligations as of March 31, 2009 (in thousands).

Contractual Obligations	Total	2009	2010	2011	2012	2013
Operating lease obligations	$6,594	$1,258	$1,642	$1,676	$1,638	$380
Inventory related purchase obligations	3,599	3,599	—	—	—	—
Restructuring obligations	38	38	—	—	—	—
Note payable	857	214	286	286	71	—

Total	$11,088	$5,109	$1,928	$1,962	$1,709	$380

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

Off — Balance Sheet Arrangements

At March 31, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the impact of this staff position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maintain liquidity and maximize investment yields subject to other investment objectives. Accordingly, we primarily invest in instruments such as money market funds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of March 31, 2009, the carrying value of our cash and cash equivalents approximated fair value. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes.

The following table provides information about our investment portfolio at December 31, 2008 and March 31, 2009. For investment securities, the table presents carrying values, and as applicable, related weighted average interest rates at December 31, 2008 and March 31, 2009 (in thousands).

	December 31, 2008	March 31, 2009
	(amounts in thousands)
Cash equivalents	$32,375	$47,255
Average interest rate	1.13%	0.56%

We have a line of credit agreement that accrues interest on any outstanding balances at a variable rate. As of March 31, 2009, we had no balance under this line. On March 16, 2009 we issued a letter of credit to one of our contract manufacturers in the amount of $5.0 million.

Foreign Currency Exchange Rate Risk

A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the near future. A 10% unfavorable change in the exchange rate would not materially impact our March 31, 2009 balance sheet.

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

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. On March 18, 2009, the Court dismissed the Third Amended Consolidated Complaint, but granted plaintiffs leave to amend one more time. On April 17, 2009, plaintiffs filed a Notice of Appeal regarding the Court’s September 2, 2008 and March 18, 2009 orders. The outcome of this action is uncertain, and no amounts have been accrued as of March 31, 2009.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state consolidated derivative action is stayed. The outcome of this action is uncertain, and no amounts have been accrued as of March 31, 2009.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended

Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. Pursuant to an order issued by the federal court hearing the related federal securities class action, discovery in this state securities action is stayed. The state court has set a hearing to determine the status of the case on June 5, 2009. The outcome of this action is uncertain, and no amounts have been accrued as of March 31, 2009.

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

The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ending December 31, 2008. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

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

Our business is highly dependent on a limited number of OEM customers. For example, sales to Sun accounted for 24.6% and 12.6% of our net revenues for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively. In addition, sales to NetApp accounted for 23.2% and 23.4% of our net revenues for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively. Furthermore, sales to HP accounted for 32.6% and 41.9% of net revenues for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively. We expect HP and NetApp will each represent greater than 10% of our overall revenues for the year ending December 31, 2009. If our relationships with HP and NetApp or certain of our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, NetApp, Sun, or our other OEM customers will expand or not otherwise be disrupted. In fact, sales to Sun have continued to decrease compared to earlier levels and Sun has informed us that they intend to phase out our products over the next several quarters. Factors that could influence our relationship with our significant OEM customers, including HP and NetApp, include:

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

None of our contracts with our existing customers, including HP, Sun, and NetApp, contain any minimum purchasing commitments and our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing, or volume of purchases by our major customers, could result in lower net revenue. For example, we cannot be certain that our sales to any of our OEM customers will continue at historical levels or will ramp to expected levels. In addition, our existing contracts do not require our OEM customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our OEM customers may sell the products of our competitors. The decision by any of our OEM customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenues to decline substantially, and our business, financial condition and results of operations could be significantly harmed.

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

Our larger OEM customers deploy vendor managed inventory, or VMI, hubs, whereby vendors, including us, are required to store up to several weeks of finished goods inventory. This inventory is typically located at hubs close to our OEM customer’s final assembly facilities. Net inventory decreased from $14.1 million as of December 31, 2008 to $12.8 million as of March 31, 2009, and is a direct result of inventory hubbing requirements with our larger OEM customers. If our business with these customers increases, we expect inventory levels at these hubs could grow, which could result in a reduction of cash and increasing inventory loss and obsolescence risk, all of which could harm our business, financial condition and results of operations.

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

Our available cash and cash equivalents as of March 31, 2009 totaled $54.3 million. We presently expect cash and cash equivalents, and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months.

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

For the three months ended March 31, 2009, we incurred a net loss of $3.3 million. For the remainder of 2009, we expect our business to remain volatile as we are often unable to reliably predict net revenues from our major customers including NetApp, HP and our other customers. Net revenue levels achieved from NetApp, HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will affect our financial results for 2009. Consequently, we cannot assure you that we will be profitable in any future period.

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

We may face difficulties retaining key employees and attracting new employees in connection with any consolidation of operations and facilities in Longmont, Colorado.

We have decided to eventually consolidate our Longmont, Colorado and our Carlsbad, California operations and facilities into a single facility in Longmont, Colorado. We may face difficulties retaining key employees in Carlsbad, California and Longmont, Colorado, and attracting new employees in Longmont, Colorado, in connection with any consolidation, which may adversely affect our operations and the transfer of knowledge and processes to any consolidated facility in a timely manner.

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

As of March 31, 2009, 35% of our common stock was owned by five institutional stockholders. As a result a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

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

Item 6.	Exhibits

The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit Number	Description

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.3	Form of Common Stock Certificate. (3)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (4)

4.5	Form of Rights Certificate. (4)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (5)

10.1	Amendment One to Manufacturing and Purchase Agreement dated January 28, 2009 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.*

10.2	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Hanif Jamal, effective as of March 16, 2009. (6)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested from the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: May 11, 2009
	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard Chief Executive Officer, President and Director (Principal Executive Officer)
Date: May 11, 2009
	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)