Form 10-Q
period 2009-06-30
DOT HILL SYSTEMS CORP
filed 2009-08-10
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The registrant had 48,410,369 shares of common stock, $0.001 par value, outstanding as of August 7, 2009.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended June 30, 2009

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2008	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$56,850	$57,074
Accounts receivable, net of allowance of $287 and $551	41,035	29,529
Inventories, net	14,127	9,713
Prepaid expenses and other	4,796	4,186

Total current assets	116,808	100,502
Property and equipment, net	2,410	2,731
Intangible assets, net	4,164	3,597
Other assets	515	250

Total assets	$123,897	$107,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,050	$21,700
Accrued compensation	3,217	3,142
Accrued expenses	5,212	4,016
Deferred revenue	1,121	2,392
Restructuring accrual	681	484
Current portion of long-term note payable	249	255
Income taxes payable	17	70

Total current liabilities	41,547	32,059
Long-term note payable - less current portion	607	478
Other long-term liabilities	5,091	3,450

Total liabilities	47,245	35,987

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2008 and June 30, 2009	—	—
Common stock, $.001 par value, 100,000 shares authorized, 46,308 and 48,410 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	46	48
Additional paid-in capital	300,555	302,383
Accumulated other comprehensive loss	(3,474)	(3,384)
Accumulated deficit	(220,475)	(227,954)

Total stockholders’ equity	76,652	71,093

Total liabilities and stockholders’ equity	$123,897	$107,080

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
NET REVENUE	$71,027	$54,328	$123,853	$108,217
COST OF GOODS SOLD	63,805	46,358	112,465	90,986

GROSS PROFIT	7,222	7,970	11,388	17,231

OPERATING EXPENSES:
Sales and marketing	3,647	2,519	7,919	5,085
Research and development	7,125	6,934	14,549	14,086
General and administrative	3,939	2,473	6,982	5,242
Restructuring charge	—	326	—	411
Legal settlement	—	—	(3,836)	—

Total operating expenses	14,711	12,252	25,614	24,824

OPERATING LOSS	(7,489)	(4,282)	(14,226)	(7,593)

OTHER INCOME:
Interest income, net	358	42	1,066	115
Other income (expense), net	—	13	79	(7)

Total other income, net	358	55	1,145	108

LOSS BEFORE INCOME TAXES	(7,131)	(4,227)	(13,081)	(7,485)
INCOME TAX EXPENSE (BENEFIT)	239	(39)	398	(6)

NET LOSS	$(7,370)	$(4,188)	$(13,479)	$(7,479)

NET LOSS PER SHARE:
Basic and diluted	$(0.16)	$(0.09)	$(0.29)	$(0.16)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	46,055	46,952	46,005	46,836

COMPREHENSIVE LOSS:
Net loss	$(7,370)	$(4,188)	$(13,479)	$(7,479)
Foreign currency translation gain (loss)	130	(36)	(101)	90

Comprehensive loss	$(7,240)	$(4,224)	$(13,580)	$(7,389)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2008	2009
Cash Flows From Operating Activities:
Net loss	$(13,479)	$(7,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,991	1,437
Loss on disposal of property and equipment	57	—
Provision for bad debt reserve	(120)	264
Share-based compensation expense	1,563	1,553
Issuance of warrant to customer	2,282	—
Changes in operating assets and liabilities:
Accounts receivable	(13,851)	11,216
Inventories	(4,547)	4,410
Prepaid expenses and other assets	(530)	545
Accounts payable	7,370	(9,268)
Accrued compensation and other expenses	(1,448)	(956)
Deferred revenue	(228)	(68)
Income taxes payable	345	53
Restructuring accrual	—	(193)
Other long-term liabilities	(516)	(351)

Net cash (used in) provided by operating activities	(20,111)	1,163

Cash Flows From Investing Activities:
Purchases of property and equipment	(865)	(1,078)

Net cash used in investing activities	(865)	(1,078)

Cash Flows From Financing Activities:
Principal payment of note payable	—	(123)
Proceeds from exercise of stock options and warrants	198	—
Proceeds from sale of stock to employees	465	277

Net cash provided by financing activities	663	154

Effect of Exchange Rate Changes on Cash	37	(15)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,276)	224
Cash and Cash Equivalents, beginning of period	82,358	56,850

Cash and Cash Equivalents, end of period	$62,082	$57,074

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$56	$32

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Construction-in-progress costs incurred but not paid	$275	$281

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

Historically, we relied mainly on direct sales to customers in an array of markets, including the government and telecommunications. Beginning in 2001, we shifted our sales and marketing efforts away from direct sales toward indirect sales through channel partners and original equipment manufacturers, or OEMs. These channel partners and OEMs either incorporate our products into their own private-label products or sell our products off the shelf. Our headquarters are located in Carlsbad, California and our research and development facility is located in Longmont, Colorado. We currently plan to consolidate our facility in Carlsbad, California into our Longmont, Colorado facility. Additionally, we have sales offices in the United States, Germany, Japan and the United Kingdom.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2009.

In accordance with SFAS 165, Subsequent Events, which we adopted during the quarter ended June 30, 2009, we have evaluated subsequent events through August 10, 2009, the date of issuance of our unaudited condensed consolidated financial statements.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin, or SAB, Topic 13, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and allowances differ from past experience, additional allowances may be required. Revenue from product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. We defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. In accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), when we provide consideration to our customer we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory, or hubbing, arrangements with certain of our largest OEM customers. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

A majority of our net revenue is derived from a limited number of customers. We currently have two customers that each account for more than 10% of our total net revenue: Hewlett Packard, or HP; and NetApp, Inc., or NetApp. We typically incur significant design and development costs prior to being designed in with our OEM partners. Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner. We expect net revenue from Sun Microsystems, or Sun, to continue to decline over future periods. The decline is primarily due to the Sun products nearing the end of their lifecycle and the lack of development of follow-on products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Sun*	28%	5%	35%	9%
HP	33%	51%	21%	47%
NetApp	22%	24%	23%	24%
Other customers less than 10%	17%	20%	21%	20%

Total	100%	100%	100%	100%

*	Sun is included as they accounted for greater than 10% of total net revenue during 2008.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturity of three months or less when purchased and consist principally of money market funds. At June 30, 2009, we had $57.1 million in cash and cash equivalents.

Valuation of Inventories

Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead. We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We establish inventory reserves for estimated obsolescence or excess inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves could be required. Under the hubbing arrangements that we maintain with certain customers, we own inventory that is physically located in a third-party’s warehouse. As a result, our ability to effectively manage inventory levels may be impaired, which could cause our total inventory turns to decrease. In that event, our expenses associated with excess and obsolete inventory could increase and our cash flow could be negatively impacted.

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

Long-Lived Assets

We account for the impairment and disposition of long-lived assets which consist primarily of intangible assets with finite lives and property and equipment in accordance with Financial Accounting Standards Board, or FASB, Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We recognized $5.4 million of impaired long-lived assets for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the three or six months ended June 30, 2008 or 2009, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standard Codification and the Heirarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162, or FASB Statement No. 168, as a single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles, or GAAP, to be launched July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009, and at that time all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it is not expected to have any impact on our future consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), or FASB Statement No. 167. FASB Statement No. 167 changes the approach to determining the primary beneficiary of a variable interest entity, or VIE and requires companies to more frequently assess whether they must consolidate VIEs. FASB Statement No. 167 is effective for annual periods beginning after November 15, 2009. Based on the current nature of our operations, the adoption of this requirement will not have a material impact on our future consolidated financial statements.

2. Share-Based Compensation

We account for share-based compensation in accordance with the FASB Statement No. 123(R), Share-Based Payment, or FASB Statement No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2009 Equity Incentive Plan, or the 2009 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values.

FASB Statement No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2009.

As of June 30, 2009, total unrecognized share-based compensation cost related to unvested stock options was $3.4 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. We have included the following amounts for share-based compensation expense in the accompanying unaudited condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cost of goods sold	$108	$119	$204	$217
Sales and marketing	147	93	286	171
Research and development	261	319	458	622
General and administrative	382	281	615	543

Share-based compensation expense before taxes	898	812	1,563	1,553
Related deferred income tax benefits	—	—	—	—

Share-based compensation expense, net of income taxes	$898	$812	$1,563	$1,553

Share-based compensation expense is derived from:
Stock options	$797	$600	$1,365	$1,204
Restricted stock awards	—	90	—	127
2000 ESPP	101	122	198	222

Total	$898	$812	$1,563	$1,553

Share-based compensation expense recognized during the three and six months ended June 30, 2009 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of FASB Statement No. 123(R). FASB Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To estimate compensation expense under FASB Statement No. 123(R) for the three and six months ended June 30, 2008 and 2009, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP		2000 ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Risk-free interest rate	2.50%	2.01%	2.07%	0.36%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	69%	68%	135%
Expected life	5.6 years	5.5 years	0.5 years	0.5 years
Forfeiture rate	12.34%	12.18% - 12.37%	—%	—%

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the future.

The expected volatility is based on historical volatility of our stock for the expected life of the grant. The expected life of the equity award is based on historical experience.

The forfeiture rate is estimated when awards are granted and updated if information becomes available indicating that actual forfeitures will differ. The eventual consolidation of our Carlsbad facility to Longmont may impact our forfeiture rate. We will analyze the impact once this consolidation occurs and disclose any impact to compensation expense.

Stock Incentive Plans

2009 EIP. Our stockholders approved the 2009 EIP at our Annual Meeting of Stockholders held on June 15, 2009. The 2009 EIP authorizes the issuance or grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards, performance cash awards and other stock awards to our employees, directors and consultants and is intended as the successor to and continuation of our 2000 EIP. Following the approval of the 2009 EIP by our stockholders, no additional stock awards may be granted under the 2000 EIP. All outstanding stock awards granted under the 2000 EIP will remain subject to the terms of the 2000 EIP provided, however, that any shares subject to outstanding stock awards granted under the 2000 EIP that expire or terminate for any reason prior to exercise or settlement shall become available for issuance pursuant to awards granted under the 2009 EIP. As of June 15, 2009, the total number of shares of our common stock reserved for issuance under the 2009 EIP consisted of 4,500,000 shares plus 7,112,217 shares that are subject to outstanding stock awards under the 2000 EIP that may become available for grant under the 2009 EIP if they expire or terminate for any reason prior to exercise or settlement under the 2000 EIP. Unless sooner terminated by our Board of Directors, the 2009 EIP shall automatically terminate on April 26, 2019, the day before the tenth anniversary of the date the 2009 EIP was adopted by the Board. The Board of Directors may also amend the 2009 EIP at any time subject to applicable laws and regulations, including the rules and regulations of The NASDAQ Stock Market LLC. In general, no amendment or termination of the 2009 EIP may adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant.

As of June 30, 2009, 1,433,728 shares of restricted stock were outstanding under the 2000 EIP, of which 800,000 shares were performance-based restricted stock awards. These performance–based awards were issued in February 2009 and vest one year from grant date provided that the performance objectives are achieved.

As of June 30, 2009, options to purchase 5,626,393 shares of common stock were outstanding under the 2000 EIP and 5,430,412 shares of common stock remained available for grant under the 2009 EIP.

2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of June 30, 2009, options to purchase 640,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 273,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP. Our stockholders approved an amendment to our 2000 ESPP at our Annual Meeting of Stockholders held on June 15, 2009, primarily to increase the share reserve under the 2000 ESPP by 4,000,000 shares. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 168,971 and 638,210 shares issued under the 2000 ESPP during the six months ended June 30, 2008 and 2009, respectively.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	6,912,141	$4.35
Granted	189,500	0.75
Exercised	—	—
Forfeited	(10,187)	3.28
Expired	(825,059)	5.85

Outstanding at June 30, 2009	6,266,395	$4.05	7.1	$17,405
Vested and expected to vest at June 30, 2009	5,962,594	$4.15	7.0	$13,652
Exercisable at June 30, 2009	3,684,101	$5.11	6.0	$—

A summary of restricted stock award activity is as follows:

	Number of shares	Weighted Average grant date fair value
Outstanding at December 31, 2008	332,128	$2.34
Granted*	1,385,600	0.48
Vested	(30,000)	0.89
Forfeited	(254,000)	2.35

Outstanding and unvested at June 30, 2009	1,433,728	$0.56

*	Includes 800,000 performance-based restricted stock awards. These performance–based awards were issued in February 2009 and vest one year from grant date provided that the performance objectives are achieved.

The weighted average grant-date fair values of options granted during the three months ended June 30, 2008 and 2009 were $1.74 per share and $0.48 per share, respectively. The weighted average grant-date fair values of options granted during the six months ended June 30, 2008 and 2009 were $1.60 per share and $0.45 per share, respectively.

The weighted average grant-date fair value of restricted stock awards granted during the three months ended June 30, 2009 was $0.89 per share. The weighted average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2009 was $0.48 per share. There were no restricted stock grants during the three and six months ended June 30, 2008.

During the six months ended June 30, 2009, cash generated from share-based compensation arrangements amounted to $0.3 million from the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon the grant of restricted stock, exercise of options to purchase common stock and for purchases through the 2000 ESPP.

The total fair value of options to purchase common stock that vested during the three months ended June 30, 2008 and 2009 was $0.7 million and $0.5 million, respectively. The total fair value of options to purchase common stock that vested during the six months ended June 30, 2008 and 2009 was $1.5 million and $1.1 million, respectively.

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

For the three and six months ended June 30, 2008, outstanding options to purchase 6,748,436 shares of common stock with exercise prices ranging from $1.34 to $16.36 per share and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

For the three and six months ended June 30, 2009, outstanding options to purchase 6,266,395 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

4. Inventories

Net inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of net inventories (in thousands):

	December 31, 2008	June 30, 2009
Purchased parts and materials	$2,637	$2,009
Finished goods	11,490	7,704

Total inventory	$14,127	$9,713

Inventories are net of an allowance for excess and obsolete inventory of approximately $1.8 million and $2.0 million as of December 31, 2008 and June 30, 2009, respectively.

5. Intangible Assets

All of our identified intangible assets are considered to have finite lives and are being amortized in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and consist of the following (in thousands):

	December 31, 2008
	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(5,000)	$—
RaidCore Technology	4,256	(287)	3,969
NAS Technology	214	(19)	195

Total intangible assets	$9,470	$(5,306)	$4,164

	June 30, 2009
	Gross	Accumulated Amortization	Net
RaidCore Technology	$4,256	$(819)	$3,437
NAS Technology	214	(54)	160

Total intangible assets	$4,470	$(873)	$3,597

Amortization expense related to intangible assets totaled $0.4 million and $0.3 million for the three months ended June 30, 2008 and 2009, respectively. Amortization expense related to intangible assets totaled $0.8 million and $0.6 million for the six months ended June 30, 2008 and 2009, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2009 is as follows (in thousands):

Years ending December 31,
2009 (Remaining 6 months)	$569
2010	1,135
2011	1,116
2012	777

Total	$3,597

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Balance, beginning of period	$1,208	$1,425	$1,381	$1,560
Charged to operations	998	323	1,619	876
Deductions for costs incurred	(753)	(579)	(1,547)	(1,267)

Balance, end of period	$1,453	$1,169	$1,453	$1,169

7. Deferred Revenue

In July 2008, we entered into a long-term fixed price contract with one of our customers. We account for long-term contracts under American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We account for this long-term contract under the completed-contract method due to our inability to forecast reasonably dependable estimates. Under the completed-contract method, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.

Deferred revenue at December 31, 2008 and June 30, 2009 includes progress payments net of costs incurred to date under our long-term contract of $1.0 million and $1.1 million, respectively. We currently expect to be substantially complete with the contract within the following twelve months and expect to recognize $2.2 million in revenue at that time.

Additionally, deferred revenue consists of our product maintenance revenue activity as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Balance, beginning of period	$1,284	$408	$1,409	$543
New warranty revenue contracts	820	500	1,268	594
Revenue recognized	(844)	(319)	(1,417)	(548)

Balance, end of period	$1,260	$589	$1,260	$589

8. Restructuring Charge

In December 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance of $0.3 million and facility costs of $0.5 million. The restructuring charge was included in operating expenses in the consolidated statement of operations for the year ended December 31, 2008. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our plan to eventually consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. The facility costs are related to approximately 40% of unused space in our Carlsbad, California facility and severance costs represent costs associated with a reduction in workforce. The facility costs are expected to be paid over the remainder of the lease ending in April 2013; To the extent that we are unable to find a tenant to sub-lease our unused space, we may have additional restructuring charges. The majority of the severance liability is expected to be paid through June 30, 2010.

	Restructuring Accrual at December 31, 2008	Restructuring Charges	Cash Payments	Restructuring Accrual at June 30, 2009
	(in thousands)
Facility costs	$541	$63	$(229)	$375
Severance costs	140	348	(379)	109

Total	$681	$411	$(608)	$484

For the six months ended June 30, 2009 new restructuring charges were the direct result of our inability to find a tenant to sub lease our unused space as well as charges associated with layoffs identified in the current period as part of our restructuring charges recorded in the fourth quarter of 2008.

9. Income Taxes

We recorded an income tax benefit of $39,000 for the three months ended June 30, 2009 compared to an income tax expense of $0.2 million for the three months ended June 30, 2008. Our effective income tax rate of 0.92% for the three months ended June 30, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

We recorded an income tax benefit of $6,000 for the six months ended June 30, 2009 compared to an income tax expense of $0.4 million for the six months ended June 30, 2008. Our effective income tax rate of 0.08% for the six months ended June 30, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

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

At December 31, 2008 we had cumulative unrecognized tax benefits of approximately $4.8 million, of which approximately $0.3 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.5 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2008, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ended June 30, 2009.

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

At December 31, 2008, we had federal and state net operating losses of approximately $164.3 million and $96.7 million, respectively, which begin to expire in the tax years ending 2019 and 2009, respectively. In addition, we had federal tax credit carryforwards of $4.1 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $3.6 million will begin to expire in the tax year ending 2009. We also had state tax credit carryforwards of $2.9 million, of which $0.2 million will begin to expire in 2009, and the remaining $2.7 million have no expiration date.

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

10. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

Foreign Currency Items
Balance, December 31, 2008	$(3,474)
Foreign currency translation	126

Balance, March 31, 2009	(3,348)
Foreign currency translation	(36)

Balance, June 30, 2009	$(3,384)

11. Credit Facilities

Line of Credit

In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On March 16, 2009, we issued a letter of credit to our contract manufacturer in China in the amount of $5.0 million. As of June 30, 2009, we were in compliance with all financial covenants under the credit agreement.

In July 2009, we amended our credit agreement with Silicon Valley Bank. The amendment reduces our obligation to maintain at all times a net worth of $55 million to $50 million (subject to certain increases) and revises the definition of net worth to exclude certain changes such as restructuring expenses and goodwill and long-lived asset impairment charges, subject to certain limitations. The amendment also provides for a cash management services sublimit under the revolving credit line of up to $300,000. All other terms of the credit agreement remain unchanged.

12. Commitments and Contingencies

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The

consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. On March 18, 2009, the Court dismissed the Third Amended Consolidated Complaint, but granted plaintiffs leave to amend one more time. On April 17, 2009, plaintiffs filed a Notice of Appeal regarding the Court’s September 2, 2008 and March 18, 2009 orders. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2009.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. This state consolidated derivative action is currently in discovery. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2009.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend and this state securities action is currently in discovery. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2009.

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

13. Warrant

In January 2008, we amended our Product Purchase Agreement, or the Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period the Agreement was signed. At June 30, 2009, there were warrants outstanding to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share that expire on January 3, 2013.

14. Segment Information

Operating segments, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, or FASB Statement No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FASB Statement No. 131 also requires disclosures about products and services, geographic areas and significant customers. We operate our business in one reportable operating segment.

Geographic Revenues

Net revenue is recorded in the geographic area in which the sale is originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenue:
United States	$65,057	$47,855	$110,779	$96,824
Europe	5,121	5,857	11,203	10,021
Asia	849	616	1,871	1,372

	$71,027	$54,328	$123,853	$108,217

15. Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at December 31, 2008 and June 30, 2009 were as follows (in thousands):

	June 30, 2009
	Carrying Value	Fair Value
Liabilities:
Note Payable	$733	$733
Other Long-Term Liabilities	$1,070	$995

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable, and income taxes payable approximate their fair values due to their short maturities; thus, we exclude them from the table above.

We estimated the fair value of our note payable and other long-term liabilities using a discounted cash flows approach and incorporated our credit risk for the liability measurement.

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

Overview

We are a provider of entry-level and midrange storage systems and enterprise server software for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our current product family based on our R/Evolution architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provide additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 series of entry-level storage products and newer Just a Bunch of Disks, or JBOD arrays have significantly increased in market share during 2008 and are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our legacy SANnet II products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability, and this legacy is continued in a number of next generation products that we plan to bring to market in 2009. In January 2009, we launched a new line of products to address the growing need for smaller form factor, highly dense storage utilizing SAS or serial ATA, or SATA disks, as well as the newest generation of solid state disks, or SSDs. In September 2008, we made a significant investment through our acquisition of certain assets, namely RAIDCore and Network Attached Software, or NAS, from Ciprico Inc., or Ciprico. We believe this acquisition will open up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. The acquisition also provided us with a new team of software development professionals located in Minneapolis, Minnesota. We signed our first customer agreement relating to RAIDCore products in May 2009, and anticipate that we will start to ship these products in the third quarter of 2009.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our OEM channel partners currently include, among others, Hewlett-Packard, or HP, NetApp, Inc., or NetApp, Fujitsu Technology Solutions GmbH, or FTS, Motorola, Inc., or Motorola, and Sun Microsystems, or Sun.

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

We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so. However, over the past year we have experienced a decline in net revenue from Sun. The decline in Sun net revenue is primarily due to the products nearing the end of their lifecycle and the lack of development of follow-on products for the ST-3000 line to date. We expect net revenue from Sun to continue to decline over future periods. Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by

NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007, and net revenue from NetApp increased significantly during 2008. Pursuant to our Master Purchase Agreement with FTS, we jointly developed with FTS storage solutions utilizing key components and patented technologies from us. We began shipping products to FTS under the agreement in July 2006.

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

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. Since 2002, we outsourced substantially all of our manufacturing operations to Flextronics International Limited, or Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. All of our Series 2000 and Series 5000 R/Evolution products were manufactured by these partners through June 30, 2009. Beginning in July 2009, Foxconn Technology Group, or Foxconn, also began manufacturing these products.

In September 2008, we entered into a manufacturing agreement with Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. We began shipping products for general availability under the Foxconn agreement during the second half of 2009.

We derive net revenues primarily from sales of our Series 2000 and SANnet II family of products and we are in the process of transitioning SANnet II customers to our Series 2000 and Series 5000 family of products.

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

Critical Accounting Policies and Estimates

There have been no significant changes in critical accounting policies from those as disclosed in our Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding) :

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.8	85.3	90.8	84.1

Gross profit	10.2	14.7	9.2	15.9

Operating expenses:
Sales and marketing	5.1	4.6	6.4	4.7
Research and development	10.0	12.8	11.8	13.0
General and administrative	5.6	4.6	5.6	4.8
Restructuring charge	—	0.6	—	0.4
Legal settlement	0.0	0.0	(3.1)	0.0

Total operating expenses	20.7	22.6	20.7	22.9

Operating loss	(10.5)	(7.9)	(11.5)	(7.0)
Other income, net	0.5	0.1	0.9	0.1

Loss before income taxes	(10.0)	(7.8)	(10.6)	(6.9)

Income tax expense (benefit)	0.3	(0.1)	0.3	0.0

Net loss	(10.4)%	(7.7)%	(10.9)%	(6.9)%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2009

Net Revenue

	Three Months Ended June 30,
	2008	2009	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$71,027	$54,328	$(16,699)	(23.5)%

The decrease in net revenue is primarily attributable to a decrease in net revenue from Sun, which sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from Sun decreased 88% from the three months ended June 30, 2008 as compared to the three months ended June 30, 2009. For the three months ended June 30, 2008, net revenue from Sun totaled 28.4% of our total net revenue, compared to 4.5% of our total net revenue for the three months ended June 30, 2009. The decline in Sun net revenue is primarily due to the Sun products nearing the end of their lifecycle and the lack of development to date of follow-on products for the ST-3000 line. We expect net revenue from Sun to continue to decline over future periods. This decrease in net revenue from Sun was partially offset by an increase in net revenue from HP, who sells a version of our Series 2000 family of products within their MSA 2000 product family. For the three months ended June 30, 2008, HP net revenue totaled 33.4% of total net revenue. For the three months ended June 30, 2009, HP net revenue totaled 51.4% of total net revenue. The increase in HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 product in 2008, which continued in 2009. Total net revenue from our other major customer, NetApp, decreased during the same comparable periods. For the three months ended June 30, 2008, net revenue from NetApp totaled 22.0% of our total net revenue, compared to 24.1% of our total net revenue for the three months ended June 30, 2009. The decrease in net revenue from NetApp, as well as decreases from some of our other customers, is due to a reduction in the number of units sold and is primarily attributable to the economic downturn.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease) Increase	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$63,805	89.8%	$46,358	85.3%	$(17,447)	(27.3)%

Gross Profit	$7,222	10.2%	$7,970	14.7%	$748	10.4%

The decrease in cost of goods sold and increase in gross profit as percentages of net revenue was primarily attributable to the success of our product cost reduction and value engineering initiatives over the past year which has significantly reduced cost of goods sold as a percentage of net revenue for both our Series 2000 products that we sell to HP and other customers as well as the products we sell to NetApp. This was offset by a decrease in net revenue from our higher margin products sold to SANnet II customers; primarily Sun. Manufacturing overhead and variances associated with manufacturing and supporting our customers declined from the three months ended June 30, 2008 to the three months ended June 30, 2009 due to a reduction in payroll related costs and tighter management of the manufacturing process and supply chain. Furthermore, the decrease in costs of goods sold was due to depreciation and amortization decreasing due to the fourth quarter 2008 impairment and write off of certain long-lived assets, as well as an intangible asset fully amortizing in the third quarter of 2008. These reductions to costs of goods sold were partially offset by a $0.7 million inventory reserve charge primarily associated with Sun end of life inventory and to a lesser degree certain component parts of our Series 2000 products.

Sales and Marketing Expenses

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,647	5.1%	$2,519	4.6%	$(1,128)	(30.9)%

The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to lower compensation and employee related expenses of approximately $0.6 million resulting from our work force reduction, a decrease in allocated common costs of approximately $0.2 million and a decrease in evaluation units and trade show expenses of $0.2 million. Lower overall headcount contributed to the decrease in salaries, bonuses, commissions and other employee-related expenses including travel. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility and depreciation expense in the current quarter. The reduction in evaluation units and trade show expenses decreased as a result of our cost containment initiatives.

Research and Development Expenses

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Research and Development Expenses	$7,125	10.0%	$6,934	12.8%	$(191)	(2.7)%

The decrease in research and development expense in absolute dollars was primarily due to a decrease in project materials, tooling, outside testing, test equipment and non-recurring engineering of approximately $0.9 million and allocated common costs of approximately $0.2 million. These decreases were partially offset by an increase in salaries and other payroll related expenses of approximately $0.6 million and an increase in intangible asset amortization of approximately $0.3 million. During the three months ended June 30, 2008, there was a significant amount of development costs associated with the ramp up of the HP product line. This development activity resulted in significant project materials, tooling, outside testing, test equipment and non-recurring engineering. These costs were not incurred to the same degree during the three months ended June 30, 2009. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility and depreciation expense in the current quarter. The increase in salaries and other payroll related expenses was a direct result of hiring engineers to support HP and other development projects as well as the hiring of new employees to support development activities related to the September 2008 acquisition of assets from Ciprico. The increase in intangible amortization is due to the amortization of certain intangible assets acquired from Ciprico.

General and Administrative Expenses

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$3,939	5.6%	$2,473	4.6%	$(1,466)	(37.2)%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net revenue is primarily due to a decrease in legal fees of $0.2 million, recruiting costs of $0.2 million, IT consulting costs of $0.2 million, other professional fees of $0.1 million, SOX compliance fees of $0.1 million, salaries of $0.1 million; and stock compensation expense of $0.1 related to the amortization of stock option expense. The decreases in legal fees, other professional fees and SOX compliance fees are due to our ability to renegotiate lower fees with our service providers. Recruiting costs decreased due to limited recruiting activity for the three months ended June 30, 2009. IT consulting costs decreased due to the consultants being replaced with full-time employees.

Restructuring Charge

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Restructuring Charge	$—	—	$326	0.6%	$326	100%

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

New restructuring charges were the direct result of our inability to find a tenant to sub lease our unused space as well as charges associated with layoffs identified in the current period as part of our restructuring charges recorded in the fourth quarter of 2008.

Other Income, net

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income, net	$358	0.5%	$55	0.1%	$(303)	(84.6)%

The decrease in other income, net is primarily attributable to a decrease in interest income of $0.3 million. The decrease in interest income is primarily attributable to declining interest rates, implementing a more conservative investment policy during the third quarter of 2008 and a lower cash balance. Cash and cash equivalents decreased from $62.1 million as of June 30, 2008 to $57.1 million as of June 30, 2009.

Income Taxes

We recorded an income tax benefit of $39,000 for the three months ended June 30, 2009 compared to an income tax expense of $0.2 million for the three months ended June 30, 2008. Our effective income tax rate of 0.92% for the three months ended June 30, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2009

Net Revenue

	Six Months Ended June 30,
	2008	2009	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$123,853	$108,217	$(15,636)	(12.6)%

The decrease in net revenue is primarily attributable to a decrease in net revenue from Sun, which sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from Sun decreased 79% from the six months ended June 30, 2008, as compared to the six months ended June 30, 2009. For the six months ended June 30, 2008, net revenue from Sun totaled 35.1% of our total net revenue, compared to 8.6% of our total net revenue for the three months ended June 30, 2009. The decline in Sun net revenue is primarily due to the Sun products nearing the end of their lifecycle and the lack of development to date of follow-on products for the ST-3000 line. We expect net revenue from Sun to continue to decline over future periods. This decrease in net revenue from Sun was partially offset by an increase in net revenue from HP, who sells a version of our Series 2000 family of products within their MSA 2000 product family. For the six months ended June 30, 2008, HP net revenue totaled 20.9% of total net revenue. For the six months ended June 30, 2009, HP net revenue totaled 46.6% of total net revenue. The increase in HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 product in 2008, which continued in 2009. Total net revenue from our other major customer, NetApp, decreased during the same comparable periods. For the six months ended June 30,

2008, net revenue from NetApp totaled 22.7% of our total net revenue, compared to 23.7% of our total net revenue for the six months ended June 30, 2009. The decrease in net revenue from NetApp, as well as decreases from some of our other customers is due to a reduction in the number of units sold and is primarily attributable to the economic downturn.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease) Increase	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$112,465	90.8%	$90,986	84.1%	$(21,479)	(19.1)%

Gross Profit	$11,388	9.2%	$17,231	15.9%	$5,843	51.3%

The decrease in cost of goods sold and increase in gross profit as percentages of net revenue was primarily attributable to the success of our product cost reduction and value engineering initiatives over the past year which has significantly reduced cost of goods sold as a percentage of net revenue for both our Series 2000 products that we sell to HP and other customers as well as the products we sell to NetApp. This was offset by a decrease in net revenue from our higher margin products sold to SANnet II customers; primarily Sun. Manufacturing overhead and variances associated with manufacturing and supporting our customers declined from the six months ended June 30, 2008 to the six months ended June 30, 2009 due to a reduction in payroll related costs and tighter management of the manufacturing process and supply chain. Furthermore, the decrease in costs of goods sold was due to depreciation and amortization decreasing due to the fourth quarter 2008 impairment and write off of certain long-lived assets, as well as an intangible asset fully amortizing in the third quarter of 2008. These reductions to costs of goods sold were partially offset by a $0.7 million inventory reserve charge primarily associated with Sun end of life inventory and to a lesser degree certain component parts of our Series 2000 products.

Sales and Marketing Expenses

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$7,919	6.4%	$5,085	4.7%	$(2,834)	(35.8)%

The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to lower salaries, bonuses, commissions and other employee related expenses of approximately $1.5 million, a decrease in allocated common costs of approximately $0.3 million a decrease in depreciation expense of $0.1 million; a decrease in various marketing expenses amounting to $0.4 million; and a decrease in severance of $0.2 million. Lower overall headcount contributed to the decrease in salaries, commissions and other employee-related expenses including travel. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility and depreciation expense in the six months ended June 30, 2009. The decrease in marketing expenses is due to our cost containment initiatives and severance decreased due to limited headcount reductions for the six months ended June 30, 2009. During the six months ended June 30, 2008, our Senior Vice President of Sales and Operations left the company and was not replaced.

Research and Development Expenses

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Research and Development Expenses	$14,549	11.8%	$14,086	13.0%	$(463)	(3.2)%

The decrease in research and development expense in absolute dollars was primarily due to a decrease in project materials, tooling, outside testing, test equipment and non-recurring engineering of approximately $1.9 million, a decrease in depreciation of approximately $0.1 million and allocated common costs of approximately $0.1 million. These decreases were partially offset by an increase in salaries and other payroll related expenses of approximately $1.3 million, an increase in intangible asset amortization of approximately $0.6 million and share-based compensation expense of $0.1 million. During the six months ended June 30, 2008, there was a significant amount of development costs associated with the ramp up of the HP product line. This development activity resulted in significant project materials, tooling, outside testing, test equipment and non-recurring engineering. These costs were not incurred to the same degree during the six months ended June 30, 2009. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility and depreciation expense during the six months ended June 30, 2009. The increase in salaries and other payroll related expenses was a direct result of hiring engineers to support HP and other development projects as well as the hiring of new employees to support development activities related to the September 2008 acquisition of assets from Ciprico. The increase in intangible amortization is due to the amortization of certain intangible assets acquired from Ciprico.

General and Administrative Expenses

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$6,982	5.6%	$5,242	4.8%	$(1,740)	(24.9)%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net revenue is primarily due to a $0.3 million foreign currency gain for the six months ended June 30, 2009 compared to a small foreign currency loss for the six months ended June 30, 2008. Other general and administrative expenses decreased $1.5 million primarily due to a decrease in recruiting fees of $0.4 million, IT consulting costs of $0.3 million, accounting fees of $0.2 million, legal fees of $0.2 million, consultant fees of $0.2 million, other professional fees of $0.2 million, SOX compliance fees of $0.1 million, salaries of $0.2 million, insurance fees of $0.1 million, allocated common costs of $0.1 million and building rent of $0.1 million. The decreases in accounting fees, legal fees, consultant fees, other professional fees, SOX compliance fees and insurance fees are due to our ability to renegotiate lower fees with our service providers. Recruiting costs decreased due to limited recruiting activity for the six months ended June 30, 2009. IT consulting costs decreased due to the consultants being replaced with full-time employees. Salaries decreased as a result of our 2008 reduction in headcount. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility and depreciation expense during the six months ended June 30, 2009. Building rent decreased as a direct result of our closing our Netherlands office during the first quarter of 2008.

Restructuring Charge

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Restructuring Charge	$—	—	$411	0.3%	$411	100%

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

New restructuring charges were the direct result of our inability to find a tenant to sub lease our unused space as well as charges associated with layoffs identified in the current period as part of our restructuring charges recorded in the fourth quarter of 2008.

Legal Settlement

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Legal settlement	$(3,836)	(3.1)%	$—	—	$(3,836)	(100.0)%

During the six months ended June 30, 2008, we received proceeds from a legal settlement in the amount of $3.8 million. This legal settlement was from a February 2007 claim we filed for arbitration in Denver, Colorado alleging that the representative of the Chaparral Network Storage, Inc., or Chaparral, shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads Systems Inc. This amount was reported as a reduction in operating expenses.

Other Income, net

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income, net	$1,145	0.9%	$108	0.1%	$(1,037)	(90.6)%

The decrease in other income, net is primarily attributable to a decrease in interest income of $1.0 million. The decrease in interest income is primarily attributable to declining interest rates, implementing a more conservative investment policy during the third quarter of 2008 and a lower cash balance. Cash and cash equivalents decreased from $62.1 million as of June 30, 2008 to $57.1 million as of June 30, 2009.

Income Taxes

We recorded an income tax benefit of $6,000 for the six months ended June 30, 2009 compared to $0.4 million income tax expense for the six months ended June 30, 2008.

Liquidity and Capital Resources

The primary drivers affecting liquidity and cash are working capital requirements, net profits or losses, legal settlement gains or losses, asset acquisition costs, restructuring charges and capital expenditures. Working capital has been needed to support inventory requirements for some of our larger OEM customers, and more recently our acquisition of Ciprico’s RAIDCore and NAS assets. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If in the longer term our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers. Beginning in the latter half of 2007 we started to hub inventory for some of our larger customers, which has increased our cash usage levels. We are currently implementing several supply chain strategies under which we could substantially reduce the levels of hub inventory for certain of our customers. If we fail to implement these strategies, our inventory levels will continue to be determined based upon the level of purchase orders we receive, as well as our ability, and the ability of our customers (specifically HP, NetApp and FTS), to manage inventory under hubbing arrangements, in addition to competitive situations in the marketplace. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

As of June 30, 2009, we had $57.1 million of cash and cash equivalents and $71.1 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds.

For the six months ended June 30, 2009, net cash provided by operating activities was $1.2 million compared to cash used in operating activities of $20.1 million for the six months ended June 30, 2008. The operating activities that affected cash consisted primarily of higher gross profit, resulting largely from lower manufacturing costs, an overall decrease in operating expenses largely as a result of the company-wide restructuring initiative undertaken during the fourth quarter of 2008 which was comprised of our initiative to lower overall operating expenses by reducing travel company wide and reducing headcount in 2009. These cost reductions were offset by lower interest income due primarily to lower reinvestment rates and a more conservative investing strategy and lower cash balances. The non-cash operating activities included in the net loss that did not affect cash consisted of the following: depreciation and amortization of $1.4 million; share-based compensation expense of $1.6 million; and the provision for doubtful accounts of $0.3 million. Cash flows from operations reflects the positive impact of $11.2 million related to an overall decrease in accounts receivables, which was primarily due to lower net revenues during the six months ended June 30, 2009 as compared to the six months ended December 31, 2008, a $4.4 million decrease in net inventory, which was to the direct result of a 2009 management initiative to reduce inventory hubbing, and a $0.6 million decrease in prepaid expenses and other assets which was primarily due to the receipt of payment of a $0.5 million component and freight claim rebate from our contract manufacturer as well as a reduction in prepaid insurance. Cash flows from operations was negatively impacted by a $9.3 million decrease in accounts payable due to the timing of payments to our vendors. Additionally, a significant amount of accounts payable was outstanding at December 31, 2008 due to higher net revenue during the three months ended December 31, 2008 compared to lower net revenue during the three months ended June 30, 2009, resulting in lower inventory purchases. Cash flows from operations were further negatively impacted by a $0.2 million decrease in restructuring due to the payment of severance associated with the 2008 restructuring plan, a $1.0 million decrease in accrued compensation and other expenses, which was primarily due to a decrease in our warranty reserve and payments of sales taxes, offset by an increase in accrued manufacturing costs, and a $0.4 million decrease in other long-term liabilities due to the amortization of our deferred rent and amortization of our NetApp deferred revenue.

Cash used in investing activities for the six months ended June 30, 2009 was $1.1 million, compared to $0.9 million of cash used in investing activities for the six months ended June 30, 2008. Cash used during the six months ended June 30, 2009 was primarily for the addition of equipment, tooling and leasehold improvements.

Cash provided by financing activities for the six months ended June 30, 2009 was $0.2 million, compared to cash provided by financing activities of $0.7 million for the six months ended June 30, 2008. The cash provided by financing activities is primarily attributable to the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.3 million, partially offset by a decrease of $0.1 million due to the ongoing pay-down of our note payable which is associated with our 2008 acquisition of certain intangible assets from Ciprico.

We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for the next 12 months and for operating periods in excess of 12 months. In addition, this will enable us to pursue acquisitions, business investments or capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of net revenue from continued operations, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth in inventory to support HP and NetApp, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment.

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

In July 2009, we amended our credit agreement with Silicon Valley Bank. The amendment reduces our obligation to maintain at all times a net worth of $55 million to $50 million (subject to certain increases) and revises the definition of net worth to add back restructuring expenses, stock-based compensation expenses and goodwill and long-lived asset impairment charges, subject to certain limitations. The amendment also provides for a cash management services sublimit under the revolving credit line of up to $300,000. All other terms of the credit agreement remain unchanged.

The following table summarizes our contractual obligations as of June 30, 2009 (in thousands).

Contractual Obligations	Total	2009	2010	2011	2012	2013
Operating lease obligations	$6,284	$857	$1,670	$1,704	$1,661	$392
Inventory related purchase obligations	3,044	3,044	—	—	—	—
Restructuring obligations	109	74	35	—	—	—
Note payable	786	143	286	286	71	—

Total	$10,223	$4,118	$1,991	$1,990	$1,732	$392

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

Off — Balance Sheet Arrangements

At June 30, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standard Codification and the Heirarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162, or FASB Statement No. 168, as a single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles, or GAAP, to be launched July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009, and at that time all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it is not expected to have any impact on our future consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), or FASB Statement No. 167. FASB Statement No. 167 changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. FASB Statement No. 167 is effective for annual periods beginning after November 15, 2009. We have not yet evaluated the impact of adopting the requirements of FASB Statement No. 167 on our future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maintain liquidity and maximize investment yields subject to other investment objectives. Accordingly, we primarily invest in instruments such as money market funds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of June 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes.

The following table provides information about our investment portfolio at December 31, 2008 and June 30, 2009. For investment securities, the table presents carrying values, and as applicable, related weighted average interest rates at December 31, 2008 and June 30, 2009 (in thousands).

	December 31, 2008	June 30, 2009
	(amounts in thousands)
Cash equivalents	$32,375	$53,500
Average interest rate	1.13%	0.26%

We have a line of credit agreement that accrues interest on any outstanding balances at a variable rate. As of June 30, 2009, we had no balance under this line. On March 16, 2009 we issued a letter of credit to one of our contract manufacturers in the amount of $5.0 million.

Foreign Currency Exchange Rate Risk

A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the near future. A 10% unfavorable change in the exchange rate would not materially impact our June 30, 2009 balance sheet.

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

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. On March 18, 2009, the Court dismissed the Third Amended Consolidated Complaint, but granted plaintiffs leave to amend one more time. On April 17, 2009, plaintiffs filed a Notice of Appeal regarding the Court’s September 2, 2008 and March 18, 2009 orders. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2009.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. This state consolidated derivative action is currently in discovery. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2009.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended

Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend and this state securities action is currently in discovery. The outcome of this action is uncertain, and no amounts have been accrued as of June 30, 2009.

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

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements and the price of our common stock may be adversely affected

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing. The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. Our common stock has traded below $1.00 per share since November 17, 2008, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market. The NASDAQ Stock Market LLC implemented a temporary suspension of its minimum $1.00 closing bid price and minimum market value for publicly held shares continued listing rules. This temporary suspension expired on July 31, 2009 with enforcement of these rules reinstated on August 3, 2009. NASDAQ has announced that it does not expect any further extensions of the suspension. If our common stock trades below the minimum closing bid requirement for any 30 consecutive trading days beginning on or after the August 3, 2009 reinstatement date, NASDAQ could send us a Deficiency Notice and we will be afforded a 180-day compliance period to regain compliance. If we are unable regain compliance, we will be delisted. If our common stock were to be delisted from the NASDAQ Global Market, the price of our common stock and the ability of holders to sell our stock will likely be adversely affected. If our common stock is delisted and thereafter traded over-the-counter, trading in our stock could be less efficient. If we sought to re-list our stock on the NASDAQ Global Market, we would be required to comply with all of the listing requirements to be re-listed on the NASDAQ Global Market, which in some instances are more stringent than the continued listing requirements.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.

Our business is highly dependent on a limited number of OEM customers. For example, sales to HP accounted for 20.9% and 46.6% of our net revenues for the year ended December 31, 2008 and for the six months ended June 30, 2009, respectively. In addition, sales to NetApp accounted for 22.7% and 23.7% of our net revenues for the year ended December 31, 2008 and for the six months ended June 30, 2009, respectively. Furthermore, sales to Sun accounted for 35.1% and 8.6% of net revenues for the year ended December 31, 2008 and for the six months ended June 30, 2009, respectively. We expect HP and NetApp will each represent greater than 10% of our overall revenues for the year ending December 31, 2009. If our relationships with HP and NetApp or certain of our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, NetApp, Sun, or our other OEM customers will expand or not otherwise be disrupted. In fact, sales to Sun have continued to decrease compared to earlier levels and Sun has informed us that they intend to phase out our products over the next several quarters. Factors that could influence our relationship with our significant OEM customers, including HP and NetApp, include:

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

We sell on a purchase order basis, making us subject to uncertainties and variability in demand by our customers, and our component suppliers may obsolete certain components we incorporate into our products, either of which could decrease revenue and adversely affect our operating results.

We sell to our customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

In addition, there are occasions when some of our component suppliers obsolete certain components that we incorporate into our products. In these situations we may be required to purchase such components on a “last time buy” basis, based on our forecasts of customer demand. If we incorrectly forecast customer demand, we may have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

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

Our larger OEM customers deploy vendor managed inventory, or VMI, hubs, whereby vendors, including us, are required to store up to several weeks of finished goods inventory. This inventory is typically located at hubs close to our OEM customer’s final assembly facilities. Net inventory decreased from $14.1 million as of December 31, 2008 to $9.7 million as of June 30, 2009, and is a direct result of inventory hubbing requirements with our larger OEM customers.

We have also announced that Dot Hill plans to eventually relocate its Carlsbad, California headquarters functions to Longmont Colorado so as to co-locate all our administrative, engineering, operations and marketing functions. We anticipate relocating some of our approximately 60 Carlsbad employees to Longmont and hiring new employees to fill positions that were previously in Carlsbad. The move will also require us to move some of our laboratory equipment and our data center. During the fourth quarter of 2008, we shut down approximately 40% of our Carlsbad facility and are actively marketing the space to potential tenants. If we are unable to find a suitable tenant for the vacated space and eventually for the total space we lease in Carlsbad, we will have to pay the remaining lease obligation on our Carlsbad, California facility. We expect that this relocation will result in restructuring charges which will be paid out in 2009 and 2010.

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

Our available cash and cash equivalents as of June 30, 2009 totaled $57.1 million. We presently expect cash and cash equivalents, and cash generated from operations to be sufficient to meet our operating and capital requirements through at least the next 12 months.

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

We may continue to experience losses in the future, and may have difficulty forecasting future operating results, (which could result in revenue and earnings volatility), which could cause our stock price to decline.

For the three months ended June 30, 2009, we incurred a net loss of $4.2 million. For the remainder of 2009, we expect our business to remain volatile as we are often unable to reliably predict net revenues from our major customers including NetApp, HP and our other customers. Net revenue levels achieved from NetApp, HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will affect our financial results for 2009. Consequently, we cannot assure you that we will be profitable in any future period.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2009 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise price of $2.40 per share which at June 30, 2009 exceeds the trading price of our common stock. The warrant is exercisable for a period of five years from the date of issuance. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.

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

As of June 30, 2009, 36% of our common stock was owned by five institutional stockholders. As a result a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

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

Our annual meeting of stockholders was held on Monday, June 15, 2009, in Carlsbad, California, at which the following matters were submitted to a vote of the stockholders:

Proposal 1. Votes regarding the election of the persons named below as directors for a term expiring in 2012 were as follows:

	FOR	WITHHELD
Charles F. Christ	40,640,162	2,133,415
Thomas H. Marmen	39,810,827	2,962,750
Roderick M. Sherwood, III	38,764,336	4,009,241

Kimberly E. Alexy and Joseph D. Markee will continue as directors until our 2010 annual meeting of stockholders and Dana W. Kammersgard and Richard Mejia, Jr. will continue as directors until our 2011 annual meeting of stockholders.

Proposal 2. Votes regarding the approval of the Dot Hill Systems Corp. 2009 Equity Incentive Plan:

FOR	AGAINST	ABSTENTIONS
18,815,257	3,319,767	74,775

Proposal 3. Votes regarding the approval of amendment of the Dot Hill Systems Corp. 2000 Amended and Restated Employee Stock Purchase Plan:

FOR	AGAINST	ABSTENTIONS
21,450,440	698,359	61,000

Proposal 4. To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2009:

FOR	AGAINST	ABSTENTIONS
40,594,309	2,150,605	28,663

Item 6.	Exhibits

The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit Number	Description

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.3	Form of Common Stock Certificate. (3)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (4)

4.5	Form of Rights Certificate. (4)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (5)

10.1	Dot Hill Systems Corp. 2009 Equity Incentive Plan. (6)

10.2	Dot Hill Systems Corp. Amended and Restated 2000 Employee Stock Purchase Plan. (6)

10.3	Dot Hill Systems Corp. Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan.

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: August 10, 2009
	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard Chief Executive Officer, President and Director (Principal Executive Officer)
Date: August 10, 2009
	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)