Form 10-Q
period 2009-09-30
DOT HILL SYSTEMS CORP
filed 2009-11-06
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The registrant had 48,944,341 shares of common stock, $0.001 par value, outstanding as of November 4, 2009.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended September 30, 2009

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2008	September 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$56,850	$59,208
Accounts receivable, net of allowance of $287 and $482	41,035	35,179
Inventories, net	14,127	5,038
Prepaid expenses and other	4,796	6,830

Total current assets	116,808	106,255
Property and equipment, net	2,410	3,611
Intangible assets, net	4,164	3,313
Other assets	515	224

Total assets	$123,897	$113,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,050	$28,913
Accrued compensation	3,217	2,940
Accrued expenses	5,229	4,822
Deferred revenue	1,121	1,425
Restructuring accrual	681	725
Current portion of long-term note payable	249	258

Total current liabilities	41,547	39,083
Long-term note payable	607	412
Other long-term liabilities	5,091	3,253

Total liabilities	47,245	42,748

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2008 and September 30, 2009	—	—
Common stock, $.001 par value, 100,000 shares authorized, 46,308 and 48,944 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	46	49
Additional paid-in capital	300,555	303,169
Accumulated other comprehensive loss	(3,474)	(3,473)
Accumulated deficit	(220,475)	(229,090)

Total stockholders’ equity	76,652	70,655

Total liabilities and stockholders’ equity	$123,897	$113,403

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
NET REVENUE	$76,641	$63,600	$200,494	$171,817
COST OF GOODS SOLD	67,700	51,969	180,165	142,955

GROSS PROFIT	8,941	11,631	20,329	28,862

OPERATING EXPENSES:
Sales and marketing	2,990	2,772	10,909	7,856
Research and development	6,940	7,241	21,489	21,327
General and administrative	3,309	2,320	10,291	7,562
Restructuring charge	—	530	—	941
Legal settlement	(200)	—	(4,036)	—

Total operating expenses	13,039	12,863	38,653	37,686

OPERATING LOSS	(4,098)	(1,232)	(18,324)	(8,824)

OTHER INCOME:
Interest income, net	309	17	1,374	132
Other income (expense), net	(19)	(10)	61	(17)

Total other income, net	290	7	1,435	115

LOSS BEFORE INCOME TAXES	(3,808)	(1,225)	(16,889)	(8,709)
INCOME TAX EXPENSE (BENEFIT)	(117)	(88)	281	(94)

NET LOSS	$(3,691)	$(1,137)	$(17,170)	$(8,615)

NET LOSS PER SHARE:
Basic and diluted	$(0.08)	$(0.02)	$(0.37)	$(0.18)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	46,223	47,258	46,078	46,978

COMPREHENSIVE LOSS:
Net loss	$(3,691)	$(1,137)	$(17,170)	$(8,615)
Foreign currency translation gain (loss)	(27)	(89)	(128)	1

Comprehensive loss	$(3,718)	$(1,226)	$(17,298)	$(8,614)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2008	2009
Cash Flows From Operating Activities:
Net loss	$(17,170)	$(8,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,385	2,079
Loss on disposal of property and equipment	57	—
Provision for bad debt reserve	(153)	292
Share-based compensation expense	2,224	2,151
Issuance of warrant to customer	2,282	—
Changes in operating assets and liabilities:
Accounts receivable	(15,566)	5,587
Inventories	(3,578)	9,086
Prepaid expenses and other assets	(42)	(2,046)
Accounts payable	6,710	(2,125)
Accrued compensation and other expenses	(2,042)	(449)
Deferred revenue	(251)	(1,199)
Income taxes payable	205	48
Restructuring accrual	—	47
Other long-term liabilities	(147)	(367)

Net cash provided by (used in) operating activities	(23,086)	4,489

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,503)	(2,421)
Purchases of intangible assets	(2,482)	—

Net cash used in investing activities	(3,985)	(2,421)

Cash Flows From Financing Activities:
Principal payment of note payable	—	(185)
Proceeds from exercise of stock options and warrants	284	—
Proceeds from sale of stock to employees	912	466

Net cash provided by financing activities	1,196	281

Effect of Exchange Rate Changes on Cash and Cash Equivalents	41	9

Net (Decrease) Increase in Cash and Cash Equivalents	(25,834)	2,358
Cash and Cash Equivalents, beginning of period	82,358	56,850

Cash and Cash Equivalents, end of period	$56,524	$59,208

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$78	$37

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Construction-in-progress costs incurred but not paid	$108	$175

Promissory note for intangible assets purchase	$918	$—

Contingent payment for intangible assets purchase	$1,070	$—

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our marketing efforts focus toward indirect sales through channel partners and OEMs. These channel partners and OEMs either incorporate our products into their own private-label products or sell our products off the shelf. Our headquarters are located in Carlsbad, California and our research and development facility is located in Longmont, Colorado. We currently plan to consolidate our facility in Carlsbad, California into our Longmont, Colorado facility. Additionally, we have sales offices in the United States, Germany, Japan and the United Kingdom.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2009.

We have evaluated subsequent events through November 6, 2009, the date of issuance of our unaudited condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Sun	16%	1%	28%	6%
HP	44%	59%	30%	51%
NetApp	21%	19%	22%	22%
Other customers less than 10%	19%	21%	20%	21%

Total	100%	100%	100%	100%

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less when purchased and consist principally of money market funds. At September 30, 2009, we had $59.2 million in cash and cash equivalents.

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

Long-Lived Assets

Long-lived assets consist primarily of intangible assets with finite lives and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We recognized $5.4 million of impaired long-lived assets for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the three or nine months ended September 30, 2008 or 2009.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, reached a consensus on Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU

No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our future consolidated financial statements.

In August 2009, the FASB, issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of Topic 820. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. We will adopt this statement beginning in the fourth quarter of fiscal 2009. Based on the current nature of our operations, we do not expect the adoption of this requirement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification, or ASC, No. 810-10-05 which changes the approach to determining the primary beneficiary of a variable interest entity, or VIE and requires companies to more frequently assess whether they must consolidate VIEs. ASC No. 810-10-05 is effective for annual periods beginning after November 15, 2009. Based on the current nature of our operations, we do not expect the adoption of this requirement will have a material impact on our consolidated financial statements.

2. Share-Based Compensation

We account for share-based compensation by measuring and recognizing compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants and purchases of stock made pursuant to our 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP, our 2009 Equity Incentive Plan, or the 2009 EIP, our 2000 Amended and Restated Non-Employee Directors’ Stock Option Plan, or the 2000 NEDSOP, and our 2000 Amended and Restated Employee Stock Purchase Plan, or the 2000 ESPP, based on estimated fair values.

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2009.

As of September 30, 2009, total unrecognized share-based compensation cost related to unvested stock options was $3.2 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. We have included the following amounts for share-based compensation expense in the accompanying unaudited condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cost of goods sold	$102	$75	$306	$292
Sales and marketing	14	57	301	228
Research and development	247	217	705	839
General and administrative	297	248	912	792

Share-based compensation expense before taxes	660	597	2,224	2,151
Related deferred income tax benefits	—	—	—	—

Share-based compensation expense	$660	$597	$2,224	$2,151

Share-based compensation expense is derived from:
Stock options	$587	$537	$1,953	$1,727
Restricted stock awards	—	92	—	234
2000 ESPP	73	(32)	271	190

Total	$660	$597	$2,224	$2,151

Share-based compensation expense recognized during the three and nine months ended September 30, 2009 included (1) compensation expense for awards granted prior to, but not fully vested as of, January 1, 2006 and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To estimate compensation expense for the three and nine months ended September 30, 2008 and 2009, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	2000 EIP and 2000 NEDSOP Nine Months Ended September 30,		2000 ESPP Nine Months Ended September 30,
	2008	2009	2008	2009
Risk-free interest rate	2.79%	2.01%	1.89%	0.32%
Expected dividend yield	—%	—%	—%	—%
Volatility	68%	69%	68%	120%
Expected life	5.6 years	5.5 years	0.5 years	0.5 years
Forfeiture rate	12.34%	11.47% - 12.37%	—%	—%

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

As of September 30, 2009, 101,667 shares of restricted stock were outstanding under the 2009 EIP. Additionally, 1,409,324 shares of restricted stock were outstanding under the 2000 EIP, of which 800,000 shares were performance-based restricted stock awards. These performance–based awards were issued in February 2009 and vest one year from grant date provided that the performance objectives are achieved.

As of September 30, 2009, options to purchase 5,564,539 shares of common stock were outstanding under the 2000 EIP and 5,396,349 shares of common stock remained available for grant under the 2009 EIP.

2000 NEDSOP. Under the 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meetings of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of September 30, 2009, options to purchase 640,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 273,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP. Our stockholders approved an amendment to our 2000 ESPP at our Annual Meeting of Stockholders held on June 15, 2009, primarily to increase the share reserve under the 2000 ESPP by 4,000,000 shares. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 368,498 and 1,076,265 shares issued under the 2000 ESPP during the nine months ended September 30, 2008 and 2009, respectively.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	6,912,141	$4.35
Granted	189,500	0.75
Exercised	—	—
Forfeited	(12,103)	3.26
Expired	(884,997)	5.73

Outstanding at September 30, 2009	6,204,541	$4.05	6.8	$356,690
Vested and expected to vest at September 30, 2009	5,993,867	$4.12	6.8	$308,551
Exercisable at September 30, 2009	4,005,910	$4.91	6.0	$53,420

A summary of restricted stock award activity is as follows:

	Number of shares	Weighted Average grant date fair value
Outstanding at December 31, 2008	332,128	$2.34
Granted *	1,487,267	0.52
Vested	(48,654)	1.49
Forfeited	(259,750)	2.30

Outstanding and unvested at September 30, 2009	1,510,991	$0.58

*	Includes 800,000 performance-based restricted stock awards. These performance–based awards were issued in February 2009 and vest one year from grant date provided that the performance objectives are achieved.

The weighted average grant-date fair values of options granted during the three months ended September 30, 2008 was $1.42 per share. There were no options granted during the three months ended September 30, 2009. The weighted average grant-date fair values of options granted during the nine months ended September 30, 2008 and 2009 were $1.45 per share and $0.45 per share, respectively.

The weighted average grant-date fair value of restricted stock awards granted during the three months ended September 30, 2008 and 2009 were $2.45 and $1.18 per share, respectively. The weighted average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2008 and 2009 were $2.45 and $0.52 per share, respectively.

During the nine months ended September 30, 2009, cash generated from share-based compensation arrangements amounted to $0.5 million from the purchase of shares through the 2000 ESPP. We issue new shares from the respective plan share reserves upon the grant of restricted stock, exercise of options to purchase common stock and for purchases through the 2000 ESPP.

The total fair value of options to purchase common stock that vested during the three months ended September 30, 2008 and 2009 was $0.4 million and $0.7 million, respectively. The total fair value of options to purchase common stock that vested during the nine months ended September 30, 2008 and 2009 was $2.0 million and $1.8 million, respectively.

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

For the three and nine months ended September 30, 2008, outstanding options to purchase 6,748,436 shares of common stock with exercise prices ranging from $1.34 to $16.36 per share and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

For the three and nine months ended September 30, 2009, outstanding options to purchase 6,204,541 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

4. Inventories

Net inventories are stated at the lower of cost (first-in, first-out) or market value. The following is a summary of net inventories (in thousands):

	December 31, 2008	September 30, 2009
Purchased parts and materials	$2,637	$1,495
Finished goods	11,490	3,543

Total inventory	$14,127	$5,038

Inventories are net of an allowance for excess and obsolete inventory of approximately $1.8 million and $2.3 million as of December 31, 2008 and September 30, 2009, respectively.

5. Intangible Assets

All of our identified intangible assets are considered to have finite lives and are being amortized over their remaining useful lives. Our identified intangible assets consist of the following (in thousands):

	December 31, 2008
	Gross	Accumulated Amortization	Net
Core technology	$5,000	$(5,000)	$—
RaidCore technology	4,256	(287)	3,969
NAS technology	214	(19)	195

Total intangible assets	$9,470	$(5,306)	$4,164

	September 30, 2009
	Gross	Accumulated Amortization	Net
RaidCore technology	$4,256	$(1,085)	$3,171
NAS technology	214	(72)	142

Total intangible assets	$4,470	$(1,157)	$3,313

Amortization expense related to intangible assets totaled $0.3 million and $0.3 million for the three months ended September 30, 2008 and 2009, respectively. Amortization expense related to intangible assets totaled $1.1 million and $0.9 million for the nine months ended September 30, 2008 and 2009, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2009 is as follows (in thousands):

Years ending December 31,
2009 (Remaining 3 months)	$284
2010	1,136
2011	1,116
2012	777

Total	$3,313

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Balance, beginning of period	$1,453	$1,169	$1,381	$1,560
Changes in accrual related to warranties issued during the period	120	68	444	355
Changes in accrual related to preexisting warranties	971	233	2,266	823
Deductions for costs incurred	(850)	(545)	(2,397)	(1,813)

Balance, end of period	$1,694	$925	$1,694	$925

7. Deferred Revenue

In July 2008, we entered into a long-term fixed price contract with one of our customers. We account for this long-term contract under the completed-contract method due to our inability to forecast reasonably dependable estimates. Under the completed-contract method, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. During the three months ended September 30, 2009, we executed a change order with our customer resulting in the completion of the contract. Both parties agreed to end the contract due to the significant changes in the overall scope of the program. As a result, we recognized $1.5 million in revenue and $0.4 million in associated costs of goods sold for the three and nine months ended September 30, 2009. The recorded costs of goods sold does not include pre-contract costs expensed prior to executing a contract with our customer.

Additionally, deferred revenue consists of our product maintenance revenue activity as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Balance, beginning of period	$546	$589	$695	$543
New warranty revenue contracts	287	290	1,197	884
Revenue recognized	(322)	(313)	(1,381)	(861)

Balance, end of period	$511	$566	$511	$566

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

	Restructuring Accrual at December 31, 2008	Restructuring Charges	Cash Payments	Restructuring Accrual at September 30, 2009
	(in thousands)
Facility costs	$541	$221	$(397)	$365
Severance costs	140	720	(500)	360

Total	$681	$941	$(897)	$725

For the nine months ended September 30, 2009 new restructuring charges were the direct result of current period facility move costs as well as severance and retention costs recognized ratably over the service period.

9. Income Taxes

We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2009 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2008. Our effective income tax rate of 7.18% for the three months ended September 30, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

We recorded an income tax benefit of $0.1 million for the nine months ended September 30, 2009 compared to an income tax expense of $0.3 million for the nine months ended September 30, 2008. Our effective income tax rate of 1.08% for the nine months ended September 30, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

At December 31, 2008 we had cumulative unrecognized tax benefits of approximately $4.8 million, of which approximately $0.3 million are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.5 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2008, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months. There have been no material changes to the unrecognized tax benefit during the three month period ended September 30, 2009.

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

At December 31, 2008, we had federal and state net operating losses of approximately $165.9 million and $96.7 million, respectively, which begin to expire in the tax years ending 2019 and 2009, respectively. In addition, we had federal tax credit carryforwards of $6.3 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $5.8 million will begin to expire in the tax year ending 2009. We also had state tax credit carryforwards of $5.5 million, of which $0.2 million will begin to expire in 2009, and the remaining $5.3 million have no expiration date.

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

10. Credit Facilities

Line of Credit

In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On March 16, 2009, we issued a letter of credit to our contract manufacturer in China in the amount of $5.0 million. As of September 30, 2009, we were in compliance with all financial covenants under the credit agreement. There were no amounts outstanding under this credit facility as of September 30, 2009.

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

11. Commitments and Contingencies

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. On March 18, 2009, the Court dismissed the Third Amended Consolidated Complaint, but granted plaintiffs leave to amend one more time. On April 17, 2009, plaintiffs filed a Notice of Appeal regarding the Court’s September 2, 2008 and March 18, 2009 orders. On May 19, 2009, the Court entered final judgment and dismissed the action with prejudice; the plaintiffs subsequently filed an Amended Notice of Appeal on June 8, 2009. On October 29, 2009, the parties filed a Stipulation of Dismissal of Appeal. On October 30, 2009, the appeal was dismissed.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. The hearing on this motion is set for February 19, 2010. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2009.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. On August 13, 2009, the action was dismissed with prejudice after the parties executed a settlement agreement.

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

12. Warrant

In January 2008, we amended our Product Purchase Agreement, or the Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period the Agreement was signed. At September 30, 2009, there were warrants outstanding to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share that expire on January 3, 2013.

13. Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We operate our business in one reportable operating segment.

Geographic Revenues

Net revenue is recorded in the geographic area in which the sale is originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net revenue:
United States	$69,730	$58,450	$180,509	$155,273
Europe	6,163	4,289	17,366	14,310
Asia	748	861	2,619	2,234

	$76,641	$63,600	$200,494	$171,817

14. Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at September 30, 2009 was as follows (in thousands):

	September 30, 2009
	Carrying Value	Fair Value
Liabilities:
Note payable	$670	$670
Other long-term liabilities	$1,070	$1,005

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable and income taxes payable approximate their fair values due to their short maturities; thus, we exclude them from the table above.

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

Overview

We are a provider of entry-level and midrange storage systems and enterprise server software for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our current product family based on our R/Evolution architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provide additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 series of entry-level storage products and newer Just a Bunch of Disks, or JBOD arrays have significantly increased in market share during 2008 and are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our legacy SANnet II products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability, and this legacy is continued in a number of next generation products that we plan to bring to market in 2009. In January 2009, we launched a new line of products to address the growing need for smaller form factor, highly dense storage utilizing SAS or serial ATA, or SATA disks, as well as the newest generation of solid state disks, or SSDs. In September 2008, we made a significant investment through our acquisition of certain assets, namely RAIDCore and Network Attached Software, or NAS, from Ciprico Inc., or Ciprico. We believe this acquisition will open up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. The acquisition also provided us with a new team of software development professionals located in Minneapolis, Minnesota. We signed our first customer agreement relating to RAIDCore products in May 2009, and began selling to this customer during the third quarter of 2009.

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

We have been shipping our products to Sun for resale to Sun’s customers since October 2002 and continue to do so. However, we have experienced a decline in net revenue from Sun primarily due to the products nearing the end of their lifecycle and the lack of development of follow-on products for the ST-3000 line to date. We expect net revenue from Sun to continue to decline over future periods. Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007, and net revenue from NetApp increased significantly during 2008. Pursuant to our Master Purchase Agreement with FTS, we jointly developed with FTS storage solutions utilizing key components and patented technologies from us. We began shipping products to FTS under the agreement in July 2006.

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

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. Since 2002, we outsourced substantially all of our manufacturing operations to Flextronics International Limited, or Flextronics. In February 2007, we entered into a manufacturing agreement with MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. We began shipping products for general availability under the MiTAC and SYNNEX agreement in 2007. Substantially all of our Series 2000 and Series 5000 R/Evolution products were manufactured by these partners through September 30, 2009.

In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009.

We derive net revenues primarily from sales of our Series 2000 and SANnet II family of products and we are in the process of transitioning SANnet II customers to our Series 2000 and Series 5000 family of products.

Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation of equipment used in the production and service departments, production facility rent and allocation of overhead as well as manufacturing variances and freight.

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

In December 2008, our management approved, committed to, and initiated plans to restructure and improve efficiencies in our operations. Costs associated with the restructuring plan totaled $0.8 million, primarily related to severance and facility costs. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our eventual plan to consolidate our facilities in Carlsbad, California into the Longmont, Colorado facility. We anticipate the move to be substantially completed by June 30, 2010.

As a result of our ongoing strategic development, planning and evaluation, we have identified sustainable higher margin business that will greatly compliment our current product offerings. Accordingly, we have decided to expand our current focus to include two new initiatives; channel sales and software. We will leverage our current products and technology to pursue selling through alternative distribution channels, such as Value Added Resellers. Additionally, we will increase our investments in software that will both be embedded in our RAID Controller and will also be available to run stand alone on servers. Both initiatives will require investment and development on our part.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies to those presented in our Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding) :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.3	81.7	89.9	83.2

Gross profit	11.7	18.3	10.1	16.8

Operating expenses:
Sales and marketing	3.9	4.4	5.4	4.6
Research and development	9.1	11.4	10.7	12.4
General and administrative	4.3	3.7	5.1	4.4
Restructuring charge	—	0.8	—	0.6
Legal settlement	(0.3)	—	(2.0)	—

Total operating expenses	17.0	20.2	19.3	21.9

Operating loss	(5.3)	(1.9)	(9.1)	(5.1)
Other income, net	0.4	—	0.7	0.1

Loss before income taxes	(4.9)	(1.9)	(8.4)	(5.1)

Income tax expense (benefit)	(0.1)	(0.1)	0.1	0.1

Net loss	(4.8)%	(1.8)%	(8.6)%	(5.0)%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2009

Net Revenue

	Three Months Ended September 30,
	2008	2009	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$76,641	$63,600	$(13,041)	(17.0)%

The decrease in net revenue is primarily attributable to a decrease in net revenue from Sun, which sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from Sun decreased 96% from the three months ended September 30, 2008 as compared to the three months ended September 30, 2009. For the three months ended September 30, 2008, net revenue from Sun totaled 16.3% of our total net revenue, compared to 0.8% of our total net revenue for the three months ended September 30, 2009. The decline in Sun net revenue is primarily due to the Sun products nearing the end of their lifecycle. This decrease in net revenue from Sun was partially offset by an increase in net revenue from HP, who sells a version of our Series 2000 family of products within their MSA 2000 product family. For the three months ended September 30, 2008, HP net revenue totaled 44.0% of total net revenue as compared to 58.8% of total net revenue for the three months ended September 30, 2009. The increase in HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 product in 2008, which continued in 2009, as well as the successful launch of follow-on products in 2009. Total net revenue from our other major customer, NetApp, decreased during the same comparable periods. For the three months ended September 30, 2008, net revenue from NetApp totaled 20.7% of our total net revenue, compared to 19.5% of our total net revenue for the three months ended September 30, 2009. The decrease in net revenue from NetApp, as well as decreases from some of our other customers, is due to a reduction in the number of units sold and is primarily attributable to the economic downturn. In July 2008 we entered into a long-term fixed price contract with one of our customers. We accounted for this long-term contract under the completed-contract method due to our inability to forecast reasonably dependable estimates. Under the completed-contract method, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. During the three months ended September 30, 2009, we executed a change order with our customer resulting in the completion of the contract. Both parties agreed to end the contract due to the significant changes in the overall scope of the program. As a result, we recognized $1.5 million in revenue for the three months ended September 30, 2009.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009		(Decrease) Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$67,700	88.3%	$51,969	81.7%	$(15,731)	(23.2)%

Gross Profit	$8,941	11.7%	$11,631	18.3%	$2,690	30.1%

The decrease in cost of goods sold and increase in gross profit as percentages of net revenue was primarily attributable to the success of our product cost reduction and value engineering initiatives over the past year which has significantly reduced cost of goods sold as a percentage of net revenue for both our Series 2000 products that we sell to HP and other customers as well as the products we sell to NetApp. Additionally, gross profit was positively impacted by $1.1 million as a result of the recognition of revenue and costs of goods sold associated with the completion of our long-term contract accounted for under the completed contract method. These positive impacts were partially offset by a decrease in net revenue from our higher margin products sold to SANnet II customers; primarily Sun. Manufacturing overhead and variances associated with manufacturing and supporting our customers declined from the three months ended September 30, 2008 to the three months ended September 30, 2009 by $0.9 million due to a reduction in payroll related costs and improved management of the manufacturing process and supply chain. Furthermore, the decrease in costs of goods sold was due to depreciation and amortization decreasing due to the fourth quarter 2008 impairment and write off of certain long-lived assets, as well as an intangible asset fully amortizing in the third quarter of 2008.

Sales and Marketing Expenses

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$2,990	3.9%	$2,772	4.4%	$(218)	(7.3)%

The decrease in sales and marketing expenses in absolute dollars was primarily attributable to a work force reduction which resulted in a decrease in salaries, bonuses, commissions and other employee related costs.

Research and Development Expenses

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$6,940	9.1%	$7,241	11.4%	$301	4.3%

The increase in research and development expense in absolute dollars and as a percentage of net revenue was primarily due to an increase in salaries and other payroll related expenses of approximately $0.2 million, an increase in consultant expenses of approximately $0.2 million and an increase in intangible amortization of approximately $0.3 million. These increases were partially offset by a decrease in project materials, test equipment and non-recurring engineering of approximately $0.3 million. The increase in salaries and other payroll related expenses was a direct result of the hiring of new employees to support development activities related to the September 2008 acquisition of assets from Ciprico. The increase in consultant expenses are directly related to the ongoing development activities. The increase in intangible amortization is due to the amortization of certain intangible assets acquired from Ciprico. The decrease in project materials, test equipment and non-recurring engineering occurred because we were still incurring development costs associated with the ramp up of the HP product line during the three months ended September 30, 2008. These costs were not as significant during the three months ended September 30, 2009.

General and Administrative Expenses

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$3,309	4.3%	$2,320	3.7%	$(989)	(29.9)%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net revenue is primarily due to a decrease in professional fees of $0.8 million, Oracle implementation costs of $0.2 million, and insurance fees of $0.1 million. These decreases were partially offset by an increase in board fees of $0.1 million. The decreases in professional fees, other professional fees and insurance fees are due to our ability to renegotiate lower fees with our service providers. IT consulting costs decreased due to the consultants being replaced with full-time employees.

Restructuring Charge

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge	$—	—	$530	0.8%	$530	100%

In December 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our plan to consolidate our facility in Carlsbad, California into our Longmont, Colorado facility. The restructuring plan consists of 40% of our facility costs relating to unused space in our Carlsbad, California facility and severance costs that are related to a reduction in workforce. As of September 30, 2009, the majority of our Carlsbad operations has been moved to our Longmont facility. We anticipate the move to be completed by June 30, 2010.

Restructuring charges incurred during the third quarter of 2009 were the direct result of current period facility move costs as well as severance and retention costs recognized ratably over the service period.

Legal Settlement

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Legal settlement	$(200)	(0.3)%	$—	—	$(200)	(100.0)%

During the three months ended September 30, 2008 we received legal settlement proceeds of $0.2 million related to a claim we filed in December 2006 against Infortrend for breach of the settlement agreement with Crossroads whereby Infortrend withheld $1.475 million for Taiwanese taxes. Such amount is reported as a reduction in operating expenses.

Other Income, net

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income, net	$290	0.4%	$7	0.0%	$(283)	(97.6)%

The decrease in other income, net is primarily attributable to a decrease in interest income of $0.3 million. The decrease in interest income is primarily attributable to declining interest rates and implementing a more conservative investment policy.

Income Taxes

We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2008 and for the three months ended September 30, 2009. Our effective income tax rate of 7.18% for the three months ended September 30, 2009 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2009

Net Revenue

	Nine Months Ended September 30,
	2008	2009	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$200,494	$171,817	$(28,677)	(14.3)%

The decrease in net revenue is primarily attributable to a decrease in net revenue from Sun, which sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from Sun decreased 83% from the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2008, net revenue from

Sun totaled 27.9% of our total net revenue, compared to 5.7% of our total net revenue for the nine months ended September 30, 2009. The decline in Sun net revenue is primarily due to the Sun products nearing the end of their lifecycle. This decrease in net revenue from Sun was partially offset by an increase in net revenue from HP, who sells a version of our Series 2000 family of products within their MSA 2000 product family. For the nine months ended September 30, 2008, HP net revenue totaled 29.8% of total net revenue. For the nine months ended September 30, 2009, HP net revenue totaled 51.1% of total net revenue. The increase in HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 product in 2008, which continued in 2009, as well as the successful launch of follow-on products in 2009. Total net revenue from our other major customer, NetApp, decreased in absolute dollars during the same comparable periods. For the nine months ended September 30, 2008, net revenue from NetApp totaled 21.9% of our total net revenue, compared to 22.2% of our total net revenue for the nine months ended September 30, 2009. The decrease in net revenue from NetApp, as well as decreases from some of our other customers is due to a reduction in the number of units sold and is primarily attributable to the economic downturn. In July 2008 we entered into a long-term fixed price contract with one of our customers. We accounted for this long-term contract under the completed-contract method due to our inability to forecast reasonably dependable estimates. Under the completed-contract method, during the period of contract performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. During the three months ended September 30, 2009, we executed a change order with our customer whereby the deliverables under the contract were revised resulting in the completion of the contract. Both parties agreed to end the contract due to the significant changes in the overall scope of the program. As a result, we recognized $1.5 million in revenue for the nine months ended September 30, 2009.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009		(Decrease) Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$180,165	89.9%	$142,955	83.2%	$(37,210)	(20.7)%

Gross Profit	$20,329	10.1%	$28,862	16.8%	$8,533	42.0%

The decrease in cost of goods sold and increase in gross profit as percentages of net revenue was primarily attributable to the success of our product cost reduction and value engineering initiatives over the past year which has significantly reduced cost of goods sold as a percentage of net revenue for both our Series 2000 products that we sell to HP and other customers as well as the products we sell to NetApp. Additionally, gross profit was positively impacted by $1.1 million as a result of the recognition of revenue and costs of goods sold associated with the completion of our long-term contract accounted for under the completed contract method. These positive impacts were partially offset by a decrease in net revenue from our higher margin products sold to SANnet II customers; primarily Sun. Manufacturing overhead and variances associated with manufacturing and supporting our customers declined from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 by $4.0 million due to a reduction in payroll related costs and tighter management of the manufacturing process and supply chain. Furthermore, the decrease in costs of goods sold was due to depreciation and amortization decreasing due to the fourth quarter 2008 impairment and write off of certain long-lived assets, as well as an intangible asset fully amortizing in the third quarter of 2008. These reductions to costs of goods sold were partially offset by a $0.9 million inventory reserve charge primarily associated with Sun end of life inventory and to a lesser degree certain component parts of our Series 2000 products.

Sales and Marketing Expenses

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$10,909	5.4%	$7,856	4.6%	$(3,053)	(28.0)%

The decrease in sales and marketing expenses in both absolute dollars and as a percentage of net revenue was primarily attributable to lower salaries, bonuses, commissions and other employee related expenses of approximately $1.4 million, a decrease in various marketing expenses amounting to $0.6 million, a decrease in other professional fees of $0.2 million, a decrease in allocated common costs of $0.4 million, a decrease in depreciation expense of $0.1 million and a decrease in severance of $0.3 million. Lower overall headcount contributed to the decrease in salaries, commissions and other employee-related expenses including travel. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility costs and depreciation expense for the nine months ended September 30, 2009. The decrease in marketing expenses is due to our cost containment initiatives. Other professional fees decreased due to lower net revenue resulting in lower outside commissions. Severance decreased due to fewer headcount reductions for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, our Senior Vice President of Sales and Operations left the company and was not replaced.

Research and Development Expenses

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$21,489	10.7%	$21,327	12.4%	$(162)	(0.8)%

The decrease in research and development expense in absolute dollars was primarily due to a decrease in project materials, tooling, outside testing, test equipment and non-recurring engineering of $2.2 million, a decrease in depreciation of $0.1 million and a decrease in allocated common costs of $0.2 million. These decreases were partially offset by an increase in salaries and other payroll related expenses of $1.8 million, an increase in intangible asset amortization of $0.8 million, an increase in consultant expenses of $0.2 million. During the nine months ended September 30, 2008, there was a significant amount of development costs associated with the ramp up of the HP product line. This development activity resulted in significant project materials, tooling, outside testing, test equipment and non-recurring engineering. These costs were not incurred to the same degree during the nine months ended September 30, 2009. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility costs and depreciation expense during the nine months ended September 30, 2009. The increase in salaries and other payroll related expenses was a direct result of hiring engineers to support HP and other development projects as well as the hiring of new employees to support development activities related to the September 2008 acquisition of assets from Ciprico. The increase in intangible amortization is due to the amortization of certain intangible assets acquired from Ciprico. The increase in consultant expenses are directly related to the ongoing development activities.

General and Administrative Expenses

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$10,291	5.1%	$7,562	4.4%	$(2,729)	(26.5)%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net revenue is partially mitigated by a $0.1 million foreign currency loss for the nine months ended September 30, 2009 compared to a $0.2 million foreign currency gain for the nine months ended September 30, 2008. Other general and administrative expenses decreased $3.0 million primarily due to a decrease in professional fees of $1.4 million, recruiting fees of $0.4 million, IT consulting costs of $0.4 million, consultant fees of $0.3 million, allocated common costs of $0.2 million, salaries of $0.2 million, insurance fees of $0.2 million and building rent of $0.1 million. These decreases were slightly offset by increases in board fees of $0.2 million. The decreases in professional fees, consultant fees, and insurance fees are due to our ability to renegotiate lower fees with our service providers. Recruiting costs decreased due to limited recruiting activity for the nine months ended September 30, 2009. IT consulting costs decreased due to the consultants being replaced with full-time employees. Salaries decreased as a result of our 2008 reduction in headcount. The reduction in allocated common costs was a direct result of our 2008 restructuring charge, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility costs and depreciation expense during the nine months ended September 30, 2009. Building rent decreased as a direct result of closing our Netherlands office during the first quarter of 2008.

Restructuring Charge

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge	$—	—	$941	0.6%	$941	100%

In December 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our plan to consolidate our facility in Carlsbad, California into our Longmont, Colorado facility. The restructuring plan consists of 40% of our facility costs relating to unused space in our Carlsbad, California facility and severance costs that are related to a reduction in workforce. As of September 30, 2009, the majority of our Carlsbad operations has been moved to our Longmont facility. We anticipate the move to be completed by June 30, 2010.

Restructuring charges incurred during the nine months ended September 30, 2009 were the direct result of current period facility move costs as well as severance and retention costs recognized ratably over the service period.

Legal Settlement

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Legal settlement	$(4,036)	(2.0)%	$—	—	$(4,036)	(100.0)%

During the nine months ended September 30, 2008, legal settlement proceeds were received from two cases. The proceeds from the first legal settlement of $3.8 million reflects a February 2007 claim we filed for arbitration in Denver, Colorado alleging that the representative of the Chaparral Network Storage, Inc., or Chaparral, shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads. The proceeds from the second legal settlement of $0.2 million reflects a claim we filed in December 2006 against Infortrend for breach of the settlement agreement with Crossroads whereby Infortrend withheld $1.475 million for Taiwanese taxes. Such amounts are reported as a reduction in operating expenses.

Other Income, net

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income, net	$1,435	0.7%	$115	0.1%	$(1,320)	(92.0)%

The decrease in other income, net is primarily attributable to a decrease in interest income of $1.2 million. The decrease in interest income is primarily attributable to declining interest rates, and the implementation of a more conservative investment policy during the third quarter of 2008.

Income Taxes

We recorded an income tax expense of $0.3 million for the nine months ended September 30, 2008 compared to a $0.1 million income tax benefit for the nine months ended September 30, 2009.

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

As of September 30, 2009, we had $59.2 million of cash and cash equivalents and $67.2 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds.

For the nine months ended September 30, 2009, net cash provided by operating activities was $4.5 million compared to cash used in operating activities of $23.1 million for the nine months ended September 30, 2008. The operating activities that affected cash consisted primarily of higher gross profit, resulting largely from lower contract manufacturing costs, an overall decrease in operating expenses largely as a result of the company-wide restructuring initiative undertaken during the fourth quarter of 2008 which was comprised of our initiative to lower overall operating expenses by reducing travel company wide and reducing headcount in 2009. These cost reductions were offset by lower interest income due primarily to lower reinvestment rates and a more conservative investing strategy and lower average cash balances. The non-cash operating activities included in the net loss that did not affect cash consisted of the following: depreciation and amortization of $2.1 million; share-based compensation expense of $2.2 million; and the provision for doubtful accounts of $0.3 million. Cash flows from operations reflects the positive impact of $5.6 million related to an overall decrease in accounts receivables, which was primarily due to lower net revenues during the three months ended September 30, 2009 as compared to the three months ended December 31, 2008, and a $9.1 million decrease in net inventory, which was the direct result of a 2009 management initiative to negotiate to reduce or eliminate finished goods inventory at two of the three customers for whom we held such inventory. Cash flows from operations was negatively impacted by a $2.1 million decrease in accounts payable due to the timing of payments to our vendors. Additionally, a significant amount of accounts payable was outstanding at December 31, 2008 due to higher net revenue during the three months ended December 31, 2008 compared to lower net revenue during the three months ended September 30, 2009, resulting in lower inventory purchases. Cash flows from operations were further negatively impacted by a $2.0 million increase in prepaid expenses and other assets which was primarily due to a $1.7 million increase in other receivables representing component parts procured by us and sold to our contract manufacturers, and a $0.3 million increase in various other vendor prepayments; a $1.2 million decrease in deferred revenue that was primarily attributable to our recognizing $1.5 million of deferred revenue due to the completion of our long-term firm fixed price contract during the third quarter of 2009; a $0.4 million decrease in accrued compensation and other expenses which was primarily due to the reversal of a marketing developing fund accrual for one of our European customers; and a $0.4 million decrease in other long-term liabilities due to the amortization of our deferred rent and amortization of our NetApp deferred revenue.

Cash used in investing activities for the nine months ended September 30, 2009 was $2.4 million, compared to $4.0 million for the nine months ended September 30, 2008. Cash used during the nine months ended September 30, 2009 was primarily for the addition of equipment to support our data center colocation, leasehold improvements and furniture associated with the expansion of our Longmont, Colorado facility and tooling and equipment at our contract manufacturer locations.

Cash provided by financing activities for the nine months ended September 30, 2009 was $0.3 million, compared to cash provided by financing activities of $1.2 million for the nine months ended September 30, 2008. Cash provided by financing activities is primarily attributable to the proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.5 million, partially offset by a decrease of $0.2 million due to the ongoing pay-down of our note payable which is associated with our 2008 acquisition of certain intangible assets from Ciprico.

We presently expect cash, cash equivalents and cash generated from operations to be sufficient to meet our operating and capital requirements for the next 12 months and for operating periods in excess of 12 months. In addition, this will enable us to pursue acquisitions, business investments or capital improvements. The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of net revenue from continued operations, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support HP and NetApp, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment.

In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation for us to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. On March 16, 2009 we issued a letter of credit to one of our contract manufacturers in the amount of $5.0 million. There were no amounts outstanding under this credit facility as of September 30, 2009.

In July 2009, we amended our credit agreement with Silicon Valley Bank. The amendment reduces our obligation to maintain at all times a net worth of $55 million to $50 million (subject to certain increases) and revises the definition of net worth to add back restructuring expenses and goodwill and long-lived asset impairment charges, subject to certain limitations. The amendment also provides for a cash management services sublimit under the revolving credit line of up to $300,000. All other terms of the credit agreement remain unchanged.

The following table summarizes our contractual obligations as of September 30, 2009 (in thousands).

Contractual Obligations	Total	2009	2010	2011	2012	2013
Operating lease obligations	$6,035	$429	$1,769	$1,773	$1,673	$391
Inventory related purchase obligations	4,430	425	4,005	—	—	—
Restructuring obligations	841	367	474	—	—	—
Note payable	714	71	286	286	71	—

Total	$12,020	$1,292	$6,534	$2,059	$1,744	$391

For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.

Inventory related purchase obligations represent purchase commitments to our suppliers and contract manufacturers for certain raw material components that either went end of life with suppliers or are deemed excess at contract manufacturers.

Our restructuring obligations represent future severance payments as part of our December 2008 restructuring plan.

We maintain indemnification agreements with certain of our OEM customers related to intellectual property and product liability.

In addition to the amounts shown in the table above, $0.3 million of unrecognized tax benefits have been recorded as liabilities and we are uncertain as to if or when such amounts may be settled.

Off — Balance Sheet Arrangements

At September 30, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, reached a consensus on Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our future consolidated financial statements.

In August 2009, the FASB, issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of Topic 820. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. We will adopt this statement beginning in the fourth quarter of fiscal 2009. Based on the current nature of our operations, we do not expect the adoption of this requirement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification, or ASC, No. 810-10-05 which changes the approach to determining the primary beneficiary of a variable interest entity, or VIE and requires companies to more frequently assess whether they must consolidate VIEs. ASC No. 810-10-05 is effective for annual periods beginning after November 15, 2009. Based on the current nature of our operations, we do not expect the adoption of this requirement will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maintain liquidity and maximize investment yields subject to other investment objectives. Accordingly, we primarily invest in instruments such as money market funds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. Our cash and cash equivalents are not subject to significant interest rate risk due to their short terms to maturity. As of September 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes.

The following table provides information about our investment portfolio at December 31, 2008 and September 30, 2009. For investment securities, the table presents carrying values, and as applicable, related weighted average interest rates at December 31, 2008 and September 30, 2009 (in thousands).

	December 31, 2008	September 30, 2009
	(amounts in thousands)
Cash equivalents	$32,375	$51,024
Average interest rate	1.13%	0.09%

We have a line of credit agreement that accrues interest on any outstanding balances at a variable rate. As of September 30, 2009, we had no balance under this line. On March 16, 2009 we issued a letter of credit to one of our contract manufacturers in the amount of $5.0 million.

Foreign Currency Exchange Rate Risk

A portion of our international business is presently conducted in currencies other than the United States dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the United States dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure and we currently do not intend to engage in hedging activities in the near future. A 10% unfavorable change in the exchange rate would not materially impact our September 30, 2009 balance sheet.

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

Dot Hill Securities Class Actions, Derivative Suits and Direct State Securities Action

In late January and early February 2006, numerous purported class action complaints were filed against us in the United States District Court for the Southern District of California. The complaints allege violations of federal securities laws related to alleged inflation in our stock price in connection with various statements and alleged omissions to the public and to the securities markets and declines in our stock price in connection with the restatement of certain of our quarterly financial statements for fiscal year 2004, and seeking damages therefore. The complaints were consolidated into a single action, and the Court appointed as lead plaintiff a group comprised of the Detroit Police and Fire Retirement System and the General Retirement System of the City of Detroit. The consolidated complaint was filed on August 25, 2006, and we filed a motion to dismiss on October 5, 2006. The Court granted our motion to dismiss on March 15, 2007. Plaintiffs filed their Second Amended Consolidated Complaint on April 20, 2007. We filed a motion to dismiss the Second Amended Consolidated Complaint on May 1, 2008, which the Court granted on September 2, 2008. The plaintiffs subsequently filed a Third Amended Consolidated Complaint on October 10, 2008, and on November 24, 2008 we filed a motion to dismiss. On March 18, 2009, the Court dismissed the Third Amended Consolidated Complaint, but granted plaintiffs leave to amend one more time. On April 17, 2009, plaintiffs filed a Notice of Appeal regarding the Court’s September 2, 2008 and March 18, 2009 orders. On May 19, 2009, the Court entered final judgment and dismissed the action with prejudice; the plaintiffs subsequently filed an Amended Notice of Appeal on June 8, 2009. On October 29, 2009, the parties filed a Stipulation of Dismissal of Appeal. On October 30, 2009, the appeal was dismissed.

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. The hearing on this motion is set for February 19, 2010. The outcome of this action is uncertain, and no amounts have been accrued as of September 30, 2009.

In August 2007, a securities lawsuit was filed in California state court by a single former stockholder against us and certain of our directors and executive officers. This complaint is based on the same facts and circumstances described in the federal class action and state derivative complaints, and generally alleges that Dot Hill and the named officers and directors committed fraud and violated state securities laws. The complaint seeks damages, as well as attorneys’ fees and costs. On November 1, 2007, we filed a motion to dismiss the complaint, which was granted on February 15, 2008. On February 25, 2008, the plaintiff filed his First Amended Complaint. We filed a motion to dismiss the First Amended Complaint on March 6, 2008, which was granted on May 16, 2008. The plaintiff was granted leave to amend. On August 13, 2009, the action was dismissed with prejudice after the parties executed a settlement agreement.

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

Our business is highly dependent on a limited number of OEM customers. For example, sales to HP accounted for 32.6% and 51.1% of our net revenues for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively. In addition, sales to NetApp accounted for 23.2% and 22.2% of our net revenues for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively. Furthermore, sales to Sun accounted for 24.6% and 5.7% of net revenues for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively. We expect HP and NetApp will each represent greater than 10% of our overall revenues for the year ending December 31, 2009. If our relationships with HP and NetApp or certain of our other OEM customers were disrupted, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, NetApp, Sun, or our other OEM customers will expand or not otherwise be disrupted. In fact, sales to Sun have continued to decrease compared to earlier levels and Sun has informed us that they intend to phase out our products over the next several quarters. Factors that could influence our relationship with our significant OEM customers, including HP and NetApp, include:

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

For the three months ended September 30, 2009, we incurred a net loss of $1.1 million. For the remainder of 2009, we expect our business to remain volatile as we are often unable to reliably predict net revenues from our major customers including NetApp, HP and our other customers. Net revenue levels achieved from NetApp, HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will affect our financial results for 2009. Consequently, we cannot assure you that we will be profitable in any future period.

Our future operating results and profitability will depend on, and could vary substantially as a result of many factors, including:

•	our ability to implement and achieve targeted gross margin cost reduction objectives and;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	the extent to which we invest in new initiatives such as channel sales and software development;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our manufacturing strategy and the move of the manufacturing of some of our products to a new contract manufacturing partner;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements or recalls;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions, including the current worldwide economic crisis;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights; and

•	costs of litigating and defending law suits.

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

We may face difficulties retaining key employees and attracting new employees in connection with our consolidation of operations and facilities in Longmont, Colorado.

We have decided to consolidate our Longmont, Colorado and our Carlsbad, California operations and facilities into a single facility in Longmont, Colorado. We may face difficulties retaining key employees in Carlsbad, California and Longmont, Colorado, and attracting new employees in Longmont, Colorado, in connection with the consolidation, which may adversely affect our operations and the transfer of knowledge and processes to the consolidated facility in a timely manner.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2009 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise price of $2.40 per share which at September 30, 2009 exceeds the trading price of our common stock. The warrant is exercisable for a period of five years from the date of issuance. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.

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

As of September 30, 2009, 36% of our common stock was owned by five institutional stockholders. As a result a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

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

Item 6.	Exhibits

The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit Number	Description

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (1)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (2)

4.3	Form of Common Stock Certificate. (3)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (4)

4.5	Form of Rights Certificate. (4)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (5)

10.1	Amendment to Loan and Security Agreement dated July 30, 2009 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (6)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.
Date: November 6, 2009
	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: November 6, 2009
	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)