Form 10-Q
period 2010-03-31
DOT HILL SYSTEMS CORP
filed 2010-05-13
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

(303) 845-3200

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The registrant had 54,694,979 shares of common stock, $0.001 par value, outstanding as of April 30, 2010.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2010

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2009	March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$57,574	$51,310
Accounts receivable, net	34,197	35,216
Inventories	4,333	6,780
Prepaid expenses and other assets	5,314	5,516

Total current assets	101,418	98,822
Property and equipment, net	3,616	4,159
Intangible assets, net	3,029	9,143
Goodwill	—	4,140
Other assets	217	476

Total assets	$108,280	$116,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,411	$34,876
Accrued compensation	3,602	3,295
Accrued expenses	4,220	4,058
Deferred revenue	1,217	1,569
Restructuring accrual	1,697	1,375
Current portion of long-term note payable	261	265

Total current liabilities	39,408	45,438
Long-term note payable	346	278
Other long-term liabilities	2,175	1,597

Total liabilities	41,929	47,313

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2009 and March 31, 2010	—	—
Common stock, $.001 par value, 100,000 shares authorized, 48,952 and 54,695 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	49	55
Additional paid-in capital	303,841	313,331
Accumulated other comprehensive loss	(3,439)	(3,432)
Accumulated deficit	(234,100)	(240,527)

Total stockholders’ equity	66,351	69,427

Total liabilities and stockholders’ equity	$108,280	$116,740

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2010
NET REVENUE	$53,889	$59,974
COST OF GOODS SOLD	44,629	51,849

GROSS PROFIT	9,260	8,125

OPERATING EXPENSES:
Research and development	7,151	7,773
Sales and marketing	2,566	3,361
General and administrative	2,769	3,076
Restructuring charge	85	289

Total operating expenses	12,571	14,499

OPERATING LOSS	(3,311)	(6,374)

OTHER INCOME:
Interest income, net	72	3
Other expenses, net	(20)	(7)

Total other income (expense), net	52	(4)

LOSS BEFORE INCOME TAXES	(3,259)	(6,378)
INCOME TAX EXPENSE	33	49

NET LOSS	$(3,292)	$(6,427)

NET LOSS PER SHARE:
Basic and diluted	$(0.07)	$(0.12)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	46,722	51,538

COMPREHENSIVE LOSS:
Net loss	$(3,292)	$(6,427)
Foreign currency translation adjustment	126	7

Comprehensive loss	$(3,166)	$(6,420)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2010
Cash Flows From Operating Activities:
Net loss	$(3,292)	$(6,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	971
Provision for bad debt reserve	128	—
Adjustment to contingent consideration	—	(285)
Stock-based compensation expense	742	992
Changes in operating assets and liabilities:
Accounts receivable	7,573	(849)
Inventories	1,350	(2,380)
Prepaid expenses and other assets	990	(401)
Accounts payable	(9,954)	6,064
Accrued compensation and other expenses	204	(2,081)
Deferred revenue	(300)	352
Restructuring accrual	(142)	(322)
Other long-term liabilities	(245)	(325)

Net cash used in operating activities	(2,234)	(4,691)

Cash Flows From Investing Activities:
Acquisition, net of cash acquired	—	(625)
Purchases of property and equipment	(482)	(476)

Net cash used in investing activities	(482)	(1,101)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	(61)	(839)
Proceeds from sale of stock to employees	277	372

Net cash provided by (used in) financing activities	216	(467)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(51)	(5)

Net Decrease in Cash and Cash Equivalents	(2,551)	(6,264)
Cash and Cash Equivalents, beginning of period	56,850	57,574

Cash and Cash Equivalents, end of period	$54,299	$51,310

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$—	$8,132
Capital assets acquired but not paid	$101	$144

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required GAAP, for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2010.

Use of Accounting Estimates

The preparation of our financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, goodwill and other intangibles, as well as any other assets and liabilities acquired and accounted for under the purchase accounting method for accounting for business combinations. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, warranty reserves, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Concentration of Customers

A majority of our net revenue is derived from a limited number of customers. We currently have two customers that each account for more than 10% of our total net revenue: Hewlett Packard, or HP; and NetApp, Inc., or NetApp. Our agreements with our original equipment manufacturers, or OEM, partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

We have experienced a decline in net revenue from Sun Microsystems, or Sun, primarily due to the products reaching the end of their lifecycle. We do not expect to generate significant net revenue from Sun in future periods.

A small number of customers account for a significant percentage of our net revenue. Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended March 31,
	2009	2010
Sun	12.6%	0.6%
HP	41.9%	50.2%
NetApp	23.4%	30.4%
Other customers less than 10%	22.1%	18.8%

Total	100%	100%

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update or ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE is available.

Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, or ASU 2009-14. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified deals originating after January 1, 2010. The adoption of these provisions did not materially affect the results of operations for the three months ended March 31, 2010 and would not have materially impacted previously reported results had the adoption been applied retrospectively. We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified revenue transactions in any given period.

2. Stock-Based Compensation

We account for stock-based payment awards by measuring and recognizing compensation expense for equity based awards granted, including stock options, restricted stock awards, performance-based restricted stock awards and employee stock purchase plan shares, for which expense will be recognized over the service period of the equity based award based on the fair value of the award, at the date of grant. Compensation expense for restricted stock awards is measured based on the fair value of the award on the grant date (fair-value is calculated based on the closing price of our common stock on the date of grant) multiplied by the number of shares granted, and is recognized as expense over the respective vesting period. Compensation expense for performance-based restricted stock awards is measured similarly to restricted stock, however, compensation expense is only recorded for awards that ultimately vest, which is contingent upon employees achieving various performance criteria. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and employee stock purchase plan shares.

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2009	2010
Cost of goods sold	$98	$181
Sales and marketing	79	114
Research and development	303	423
General and administrative	262	274

Stock-based compensation expense before taxes	742	992
Related deferred income tax benefits	—	—

Stock-based compensation expense, net of income taxes	$742	$992

Stock-based compensation expense is derived from:
Stock options	$604	$409
Restricted stock awards	38	494
2000 ESPP	100	89

Total	$742	$992

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of March 31, 2010, total unrecognized stock-based compensation cost related to unvested stock options and restricted stock awards was $2.3 million and $1.5 million respectively, which is expected to be recognized over a weighted average period of approximately 2.55 years and 2.53 years respectively. We granted 703,677 shares of restricted stock, 308,666 shares of performance-based restricted stock and, 703,667 stock options during the three months ended March 31, 2010. In addition, a total of 545,907 shares were issued under our Amended and Restated Employee Stock Purchase Plan during the three months ended March 31, 2010.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2009 or 2010 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

As of March 31, 2009, options to purchase 6,857,525 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 1,355,600 shares of unvested restricted stock awards, and a warrant to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

As of March 31, 2010 options to purchase 6,767,179 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 1,466,609 shares of unvested restricted stock awards, and a warrant to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

4. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2009	March 31, 2010
Purchased parts and materials	$2,095	$3,359
Finished goods	2,238	3,421

Total inventory	$4,333	$6,780

5. Business Combinations

On January 26, 2010, or the acquisition date, Dot Hill acquired 100% of the voting equity interests of Cloverleaf Communications Inc., a Delaware corporation, or Cloverleaf. Prior to the acquisition, Cloverleaf was a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. Following the acquisition, Dot Hill changed its operating segment reporting structure and Cloverleaf joined Dot Hill’s Standalone Storage Software business segment, augmenting its existing software offering portfolio of products. The acquisition of Cloverleaf is intended to broaden Dot Hill’s market opportunities and help accelerate Dot Hill’s transition from a provider of storage arrays to a provider of storage solutions and software. The Cloverleaf acquisition also provided Dot Hill with a new team of software developers and other professionals located in Israel.

Dot Hill acquired all of the outstanding equity interests in Cloverleaf in exchange for (i) $0.7 million of cash, (ii) 4,758,530 shares of Dot Hill common stock valued at $8.1 million, or $1.71 per share, which represents the closing price of Dot Hill common stock on the acquisition date, or January 26, 2010, (iii) $1.8 million of specified assumed outstanding liabilities of Cloverleaf at the acquisition date, and (iv) 327,977 shares of restricted common stock that were issued to the employees of Cloverleaf who became employees of Dot Hill on the acquisition date pursuant to Dot Hill’s 2009 Equity Incentive Plan.

Dot Hill also incurred estimated direct transaction costs in connection with the acquisition of approximately $0.8 million, of which $0.5 million was recognized as expense in the fourth quarter of 2009 and $0.3 million was recognized as expense in the first quarter of 2010. Dot Hill has recorded these costs as general and administrative expenses in its statement of operations. The majority of these costs were paid in the first quarter of 2010. Equity issuance costs incurred in connection with the transaction were not material.

Dot Hill did not assume or exchange any Cloverleaf stock options or other stock-based payment awards in connection with the acquisition of Cloverleaf. Under the terms of the Merger Agreement, all Cloverleaf stock options and warrants that were outstanding immediately prior to the acquisition date and not exercised prior to the acquisition date expired and became null and void as of the acquisition date based on the value of Cloverleaf in the transaction. All outstanding options expired and had no fair value. In connection with the employment of certain Cloverleaf employees, Dot Hill granted 327,977 shares of restricted common stock. The fair value of the 327,977 shares of restricted common stock that were issued on the acquisition date will be recognized as compensation cost in the post-combination financial statements over the period in which the shares of restricted common stock vest. These shares vest as follows: one-third of such shares vest upon issuance; one-third of such shares vest one year from the date of issuance; and one-third of such shares vest two years from the date of issuance.

The consideration transferred in connection with the acquisition of Cloverleaf approximates $8.8 million as follows (in thousands):

Cash consideration	$703
Dot Hill common stock issued to Cloverleaf	8,132

Consideration transferred	$8,835

The acquisition of Cloverleaf has been accounted for under the purchase method of accounting in accordance with the requirements of Accounting Standard Codification topic 805 “Business Combinations”. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The allocation of the purchase price has been prepared based on preliminary estimates of fair values and is currently incomplete primarily due to certain potential tax liabilities of Cloverleaf that may have existed prior to the date of the acquisition as well as our finalization of our analysis of acquired intangible assets. Dot Hill is currently in the process of quantifying such amounts, if any, and has not recorded any possible tax or other liabilities as of March 31, 2010. Therefore, actual amounts recorded upon the finalization of certain potential tax liabilities may differ materially from the information presented in this quarterly report on Form 10-Q.

The preliminary allocation of the acquisition date fair value of the total consideration transferred in connection with the acquisition of Cloverleaf is summarized below (in thousands):

Cash	$78
Accounts receivable	55
Inventory	67
Other current assets	37
Property and equipment	452
Other non-current assets	23
Amortizable intangible assets:
Acquired software	6,375
Trade name	181
Goodwill	4,140
Accounts payable	(269)
Current maturities of long-term loan	(775)
Accrued compensation	(401)
Accrued expenses	(172)
Accrued Cloverleaf transaction costs	(924)
Other non-current liabilities	(32)

$8,835

The acquired software consists of heterogeneous storage virtualization and unified storage technologies that can simplify data center management, eliminate downtime and reduce storage costs. The Cloverleaf Intelligent Storage Networking System - iSN™ trade name is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted to meet the demands of mid to large-sized data centers. Dot Hill expects to amortize the fair value of the acquired software and the trade name on a straight-line basis over a period of seven years and five years, respectively, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The goodwill of $4.1 million arising from the Cloverleaf acquisition consists largely of expected synergies in the research and development and sales and marketing areas as a result of combining the operations of Dot Hill and Cloverleaf. In addition, approximately $0.9 million of the goodwill acquired relates to intangible assets that do not qualify for separate recognition. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill arising from the acquisition of Cloverleaf has been assigned to our Standalone Storage Software operating segment and to the Israel operating reporting unit.

In accordance with the requirements of Accounting Standard Codification topic 305 “Intangibles - Goodwill and Other”, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if indicators of impairment are present. In the event that Dot Hill management determines that the goodwill has become impaired, Dot Hill will incur a charge for the amount of impairment during the period in which the determination is made.

Revenue of $0.1 million and a net loss of $1.3 million attributable to the operations of Cloverleaf since the acquisition date are included in our consolidated results of operations for the first quarter of 2010. The $1.3 million net loss includes $0.1 million of non-recurring restructuring costs and $0.2 million of stock-based compensation expense.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Dot Hill and Cloverleaf as if the acquisition had occurred on January 1, 2009 and January 1, 2010 and excludes certain non-recurring charges related to the acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Dot Hill that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Dot Hill.

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2010
Net revenues	$54,191	$60,051

Net loss	$(4,549)	$(6,413)

Basic and diluted net loss per share	$(0.09)	$(0.12)

6. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The carrying value on our balance sheet of our notes payable approximates its fair value as our credit-adjusted interest rate continues to represent a market participant rate. We have therefore excluded these financial instruments from the table below.

The carrying amounts and fair values of certain other long-term liabilities as of December 31, 2009 and March 31, 2010 were as follows (in thousands):

	December 31, 2009		March 31, 2010
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Liabilities:
Ciprico contingent consideration	$421	$390	$136	$130

We estimated the fair value of Ciprico contingent consideration using a discounted cash flows approach and incorporated our credit risk for the liability measurement. The current portion of the Ciprico contingent consideration is classified within Accrued expenses and the non-current portion is classified within Other long-term liabilities on our consolidated balance sheets.

7. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2009
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(1,350)	$2,906
NAS technology	3 years	214	(91)	123

Total intangible assets		$4,470	$(1,441)	$3,029

		March 31, 2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(1,616)	$2,640
NAS technology	3 years	214	(109)	105
Software	5 years	6,375	(152)	6,223
Trade name	7 years	181	(6)	175

Total intangible assets		$11,026	$(1,883)	$9,143

Amortization expense related to intangible assets totaled $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2010, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2010 is as follows (in thousands):

2010 (Remaining 9 months)	$1,562
2011	2,063
2012	1,724
2013	947
2014	947
Thereafter	1,900

Total	$9,143

8. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2010
Goodwill	$40,700	$—	$40,700
Accumulated impairment losses	(40,700)	—	(40,700)

	—	—	—
Goodwill acquired during the three months ended March 31, 2010	—	4,140	4,140
Impairment losses	—	—	—

Balance as of March 31, 2010
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700)	—	(40,700)

	$—	$4,140	$4,140

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. There were no indicators that our goodwill was impaired at March 31, 2010.

9. Product Warranties Activity

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

	Three Months Ended March 31,
	2009	2010
Balance, beginning of period	$1,560	$993
Charged to operations	643	1,011
Deductions for costs incurred	(778)	(948)

Balance, end of period	$1,425	$1,056

10. Restructuring Charge

In December 2008, our management approved, committed to, and initiated a restructuring plan to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. As a result of this relocation, we intended to terminate approximately 70 California employees whose positions are being relocated to Colorado. We expect to incur approximately $1.7 million in severance-related costs, of which $1.5 million has been recognized since the plan inception through March 31, 2010. We expect to incur the remaining $0.2 million of severance-related costs in the second quarter of 2010. Accrued severance-related costs are recorded in the restructuring accrual line on the consolidated balance sheets. With the exception of future minimum lease payments relating to the Carlsbad, California facility, we anticipate the remainder of the restructuring costs will be paid out during the second and thirds quarters in 2010.

As part of the 2008 restructuring plan, we also incurred contract termination costs of $1.9 million since the plan inception through March 31, 2010. We have recorded charges for contract termination costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination costs are recorded in the restructuring accrual line on the consolidated balance sheets. We expect to pay the majority of these contract lease termination costs over the remainder of the lease term ending in April 2013. We have estimated we will receive sublease income of approximately $1.4 million beginning in the fourth quarter of 2010 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional restructuring charges.

All of the 2008 restructuring plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 restructuring plan activities (in thousands):

	Severance Related Costs	Contract Termination Costs	Total
Accrued restructuring balance as of December 31, 2009	$439	$1,258	$1,697
2008 restructuring plan charges	158	23	181
Cash payments	(268)	(235)	(503)

Accrued restructuring balance as of March 31, 2010	$329	$1,046	$1,375

We also incurred additional severance-related restructuring charges of approximately $0.1 million in the first quarter of 2010 related to the termination of a former employee of Cloverleaf. All of the severance-related costs were paid to this employee in the first quarter of 2010.

11. Commitments and Contingencies

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

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. On March 29, 2010, pursuant to a stipulation of the parties and without consideration having been paid to plaintiffs or their counsel, the derivative actions were dismissed with prejudice as to the plaintiffs.

We may be involved in certain other legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.

12. Segment Information

Primarily as a result of our acquisition of Cloverleaf in January 2010, as well as our ongoing strategic development, planning and evaluation, we changed the structure of our internal organization to focus on our storage systems and standalone software products. As a result, we now have two operating segments, which include storage systems and standalone storage software. Our storage hardware operating segment consists predominantly of our business prior to the acquisition of Cloverleaf. Our standalone storage software operating segment consists primarily of the business we acquired from Cloverleaf and the intellectual property assets we purchased from Ciprico Inc., or Ciprico.

All prior period amounts have been adjusted retrospectively to reflect the new operating segment structure.

The Chief Operating Decision Maker, or CODM, is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The CODM does not evaluate operating segments using discrete asset information. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. The accounting policies Dot Hill uses to derive operating segment results are substantially the same as those the consolidated company uses.

Description of Segments

Storage Systems

We offer a flexible broad line of networked data storage solutions composed of standards-based hardware and embedded software for open systems environments including Fiber Channel, or FC, Internet Small Computer Systems Interface, or iSCSI, and Serial Attached SCSI, or SAS, storage markets. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products. Our end-users consist of entry-level and midrange users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our product lines range from approximately 146 gigabyte, or GB, to complete 192 terabyte, or TB, storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

Our storage systems segment products and services are sold worldwide to facilitate server and storage area network, or SAN, storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs.

Stand Alone Storage Software

Dot Hill’s new heterogeneous storage virtualization products or iSN provide a multi-vendor storage solution for growing enterprise and high performance computing needs. Providing both unified storage and advanced storage virtualization features, up to two petabytes of storage can be managed and protected both locally and remotely, supporting both network attach server, or NAS, file and storage area network, or SAN, block services under one integrated storage management interface.

Our Virtual RAID Adapter, or VRA, technology, or RAIDCore, was purchased in 2008 from Ciprico Inc. This product is a host-based software RAID solution that offers data protection services and a single RAID driver, RAID management and BIOS for multiple controller types, and allows volume server OEMs or ODMs to offer built-in, RAID functionality without the expense of a dedicated RAID-on-chip acceleration device.

Net revenue and operating loss were as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2010
Storage Systems net revenue	$53,889	$59,816
Standalone Storage Software net revenue	—	236

Total segment net revenue	53,889	60,052
Elimination of intersegment net revenue	—	(78)

Total Dot Hill consolidated net revenue	$53,889	$59,974

Storage Systems operating loss	$(2,298)	$(4,407)
Standalone Storage Software operating loss	(1,013)	(1,967)

Total operating loss	$(3,311)	$(6,374)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this quarterly report on Form 10-Q, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a provider of entry-level and midrange storage systems and enterprise server software for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our current product family based on our Rapid Evolution, or R/Evolution, architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays have significantly increased in market share during 2009 and are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our replacement products for the legacy SANnet II products, the 2000 series, have been distinguished by compliance with Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In January 2009, we launched a new line of products to address the growing need for smaller form factor, highly dense storage utilizing SAS or serial ATA, or SATA, disks, as well as the newest generation of solid state disks, or SSDs.

As a result of our ongoing strategic development, planning and evaluation, we are expanding our software offerings. Our investment in bringing software products to market will require significant future investment and development on our part, which will impact our cash and operating results until we generate sufficient revenues to recover our investment.

As part of this strategic development, in January 2010, we acquired Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. The acquisition of Cloverleaf could broaden our market opportunities and help accelerate our transition from a provider of storage arrays to a provider of storage solutions and software. The Cloverleaf acquisition also provided us with a new team of software developers and other professionals located in Israel. The Cloverleaf Intelligent Storage Networking System, or iSN™, is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted at meeting the demands of mid to large-sized data centers. The iSN™ incorporates architecture that delivers linear scalability, strong fault tolerance and high levels of availability. The iSN™’s open software is integrated with off the shelf hardware components and provides interoperability and networking technology flexibility.

Our Virtual RAID Adapter, or VRA, technology, or RAIDCore was purchased in 2008 from Ciprico Inc. This product is a host-based software RAID solution that offers data protection services and a single RAID driver, RAID management and BIOS for multiple controller types, and allows volume server OEMs or ODMs to offer built-in, RAID functionality without the expense of a dedicated RAID-on-chip acceleration device.

We will continue to evaluate acquisition opportunities in the future.

We are also expanding our routes to market beyond our focus on OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We believe this will provide Dot Hill with additional sales channels for all of our products.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our OEM channel partners currently include, among others, Hewlett-Packard, or HP, NetApp, Inc., or NetApp, Motorola, Inc., or Motorola, Lockheed Martin Corporation, or Lockheed Martin, Fujitsu Technology Solutions GmbH, or FTS, and Sun Microsystems, or Sun. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales to additional divisions within HP. Our products are primarily sold within HP’s MSA product line, which includes our Series 2000 products and next generation of Series 3000 products released in the first quarter of 2010. The agreement with HP does not contain any minimum purchase commitments and the term of the agreement was extended from one to five years. Net revenue from HP approximated 50.2% of our total net revenue during the three months ended March 31, 2010.

Pursuant to our Development and OEM Supply Agreement with NetApp, we are designing and developing general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007, and net revenue from NetApp increased significantly during 2008. Net revenue from NetApp decreased slightly in 2009 primarily as a result of general economic conditions. Net revenue from NetApp approximated 30.4% of our total net revenue during the three months ended March 31, 2010. Under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. The percentage of products that NetApp can elect to manufacture and sell on a royalty and royalty-free basis increases through April 1, 2011. On April 1, 2011 and thereafter, they have the right to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them. If NetApp were to exercise their rights to manufacture such products on a royalty or royalty-free basis and we are unable to identify an alternative source of revenue and margin to replace the reduced revenue and margin currently associated with such products, our financial results could be materially harmed.

We have experienced a decline in net revenue from Sun primarily due to the products reaching the end of their lifecycle. Net revenue from Sun approximated 0.6% of our total net revenue during the three months ended March 31, 2010. We do not expect to generate significant net revenue from Sun in future periods.

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

For these and other reasons, our net revenue and results of operations in 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. We have historically outsourced substantially all of our manufacturing operations to Flextronics International Limited, or Flextronics MiTAC International Corporation, or MiTAC and SYNNEX Corporation, or SYNNEX. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. We expect Foxconn to manufacture a larger percentage of our products in 2010.

We derive the majority of our net revenues primarily from sales of our Series 2000, 3000 and 5000 family of products and we are continuing to transition SANnet II customers to this family of products.

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

In December 2008, our management approved, committed to, and initiated plans to restructure and improve efficiencies in our operations. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our plan to consolidate our facilities in Carlsbad, California into the Longmont, Colorado facility. A majority of this consolidation is complete and we anticipate the consolidation will be substantially completed by June 30, 2010.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except as noted below, management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Revenue Recognition

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified sales transactions originating after January 1, 2010. The adoption of these provisions did not materially affect our results of operations for the three months ended March 31, 2010. However, as our software sales increase, we will be required to make significant estimates including determining if our software is essential to the tangible product’s functionality, establishing separate units of accounting in multiple element arrangements and allocating arrangement consideration to each deliverable based on estimates of the relative selling price.

Valuation of Goodwill

We perform an assessment of our goodwill for impairment annually at November 30, or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. All of our goodwill at March 31, 2010 has been assigned to our Israel reporting unit, which is a subset of our standalone storage software operating segment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

We expect to utilize both a market approach and an income approach (discounted cash flows) to estimate the fair value of our reporting units.

Under the market approach, we expect to estimate the fair value of our reporting units using an in-exchange valuation premise based upon the market capitalization of Dot Hill using quoted market prices, adding an estimated control premium, and then assigning that fair market value to the reporting units. The most significant estimates and assumptions under the market approach are expected to be estimating an appropriate control premium and allocating the estimated enterprise fair value to each of our reporting units.

Under the income approach, we expect to estimate the fair value of our reporting units based on the present value of estimated future cash flows. The most significant estimates and assumptions under the income approach are expected to be future cash flows, discount rates, period of cash flows and the determination of terminal value.

Business Combinations

We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include acquired software, developed technologies and a trade name.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from acquired software and developed technologies; expected costs to internally develop acquired software, as well as assumptions about the period of time that acquired software, developed technologies and an acquired trade name will continue to be used and generate cash flows; and discount and royalty rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended March 31,
	2009	2010
Net revenue	100%	100%
Cost of goods sold:
Product cost of goods sold	82.8	85.8
Amortization of intangible assets	0.0	0.7

Total cost of goods sold:	82.8	86.5

Gross profit	17.2	13.5

Operating expenses:
Sales and marketing	4.8	5.6
Research and development	13.3	13.0
General and administrative	5.1	5.1
Restructuring charge	0.2	0.5

Total operating expenses	23.3	24.1

Operating loss	(6.1)	(10.6)
Other income, net	0.1	0.0

Loss before income taxes	(6.0)	(10.6)

Income tax expense (benefit)	0.1	0.1

Net loss	(6.1)%	(10.7)%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2010

Net Revenue

	Three Months Ended March 31,
	2009	2010	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$53,889	$59,974	$6,085	11.3%

The increase in net revenue was substantially due to an increase in sales to HP. Compared to the quarter ended March 31, 2009, HP sales increased $7.5 million to $30.1 million, or 50.2% of total revenue for the quarter ended March 31, 2010. The increase in HP net revenue is due to the growth in the HP MSA product line, which includes our Series 2000 products and Series 3000 products released in the first quarter of 2010. Compared to the quarter ended March 31, 2009, NetApp sales increased $5.6 million to $18.2 million, or 30.4% of total net revenue for the quarter ended March 31, 2010. The increase in NetApp net revenue is largely due to the success of NetApp’s FAS 2000 product line. Under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. The percentage of products that NetApp can elect to manufacture and sell on a royalty and royalty-free basis increases through April 1, 2011. On April 1, 2011 and thereafter, they have the right to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them. If NetApp were to exercise their rights to manufacture such products on a royalty or royalty-free basis and we are unable to identify an alternative source of revenue and margin to replace the reduced revenue and margin currently associated with such products, our financial results could be materially harmed.

Revenue also benefited from the global economic recovery, as Dot Hill and many of our OEM partners were significantly affected by the global economic issues experienced in the first quarter of 2009. Network Engines Inc., or NEI, sales increased $2.5 million to $3.3 million, or 5.5% of total net revenue for the quarter ended March 31, 2010. The increase in NEI net revenue is partially due to NEI becoming the contract manufacturer for Sepaton Inc.

These increases were partially offset by a decrease in net revenue from Sun, FTS, and Motorola. Sun sales decreased $6.5 million to $0.4 million, or 0.6% of total net revenue for the quarter ended March 31, 2010. The decline in Sun net revenue is due to the products we sell to Sun reaching the end of their product life cycle. FTS sales decreased $2.3 million to $0.9 million, or 1.5% of total net revenue in the quarter ended March 31, 2010. The decrease in net revenue from FTS is due to its decision to internally source the product we sell to FTS. Motorola sales decreased $0.8 million to $0.6 million, or 1.0% of total net revenue for the quarter ended March 31, 2010. The decline in Motorola net revenue is due to the timing of the transition of our next generation products we sell to Motorola.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010		(Decrease) Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$44,629	82.8%	$51,849	86.5%	$7,220	16.2%
Gross Profit	$9,260	17.2%	$8,125	13.5%	$(1,135)	(12.3)%

The increase in costs of goods sold and decrease in gross profit was primarily due to the mix of our product sales, as a higher percentage of sales were to HP and NetApp and a lower percentage of our sales were to Sun. The products we sell to HP and NetApp typically have a higher product cost and a lower gross profit than the products we sell to Sun. Sales to HP and NetApp approximated 80.6% of our net revenues in the first quarter of 2010 compared to 65.3% of our net revenues in the first quarter of 2009 while sales to Sun approximated 0.6% of our net revenue in the first quarter of 2010 compared to 12.6% of net revenues in the first quarter of 2009. We expect that the mix of products we sell, in particular, the products we sell to HP and NetApp, will continue to affect our cost of goods sold and gross profit. For example, sales of products to HP have higher gross margins than sales of products to NetApp. Therefore, a higher percentage of sales to HP compared to NetApp will have a positive affect on our gross margin. Conversely, a higher percentage of sales to NetApp compared to HP will have a negative affect on our gross margin.

Also contributing to the increase in cost of goods sold were higher amortization expense, inventory reserve charges and freight costs in the first quarter of 2010 compared to the corresponding quarter in 2009. The increase in amortization expense is due to the reclassification of Ciprico amortization of $0.3 million from research and development expense to costs of goods sold as a result of the RAIDCore product now generating revenue. Additionally, Cloverleaf amortization of $0.1 million is included in costs of goods sold from the acquisition date. Freight increased $0.4 million due to the increase in revenue and overall shipment volume as well as from expedite charges. Inventory reserves increased $0.2 million primarily due to a decrease in projected demand for certain end of life products.

Research and Development Expenses

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$7,151	13.3%	$7,773	13.0%	$622	8.7%

Research and development expense increased $0.6 million, or 8.7% in the first quarter ended March 31, 2010 compared to the corresponding period in 2009. This was primarily due to an increase in salaries and payroll related expenses of $0.7 million, an increase in consulting costs of $0.4 million, and an increase in stock compensation of $0.1 million. The increase in salary and payroll related expenses is primarily a result of an increase of 28 employees engaged in research and development activities, which was largely the result of the Cloverleaf acquisition. Consulting costs increased primarily as a result of certain engineering functions being performed by consultants in India, which commenced after the first quarter of 2009 and an increase in the use of domestic engineering consultants to assist with certain strategic development projects. Stock-based compensation expense increased as a result of stock awards granted to the new employees engaged in research and development activities.

These increases were partially offset by a decrease in project materials and non-recurring engineering costs of $0.3 million primarily as a result of terminating a contract with a supplier that was performing certain development work for us in the first quarter of 2010. In addition, during the first quarter of 2010, we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Accordingly, we reduced the contingent consideration liability and research and development expense in the statement of operations to reflect the $0.3 million reduction in estimated contingent consideration liability.

Sales and Marketing Expenses

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$2,566	4.8%	$3,361	5.6%	$795	31.0%

Sales and marketing expenses increased $0.8 million, or 30% in the first quarter ended March 31, 2010 compared to the same corresponding period in 2009. This was primarily due to customer-related evaluation product expenses, salaries and sales bonus costs, travel and marketing materials. Customer-related valuation product expenses increased by $0.3 million due to the introduction of our new Series 3000 products released in the first quarter of 2010 and due to the newly acquired products from Cloverleaf. Salaries and sales bonus costs increased by $0.3 million as a result of an increase of nine employees engaged in sales and marketing functions primarily associated with channel investments in our open storage partner channel program, and an increase in net revenues. Travel expenses also increased in the first quarter of 2010 by $0.1 million, primarily as a result of an increase in headcount and customer visits. We also experienced an increase in marketing and promotional materials, primarily as a result of our new product introductions in the first quarter.

General and Administrative Expenses

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$2,769	5.1%	$3,076	5.1%	$307	11.1%

General and administrative expense increased $0.3 million, or 11.1% in the first quarter ended March 31, 2010 compared to the same corresponding period in 2009. The increase was primarily attributable to $0.3 million of Cloverleaf transaction costs incurred in the first quarter of 2010 and $0.2 million of costs associated with the transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California. Partially offsetting this increase was a reduction in insurance fees due to lower rates negotiated in the middle of 2009, lower tax fees due to a reduction in foreign tax services in the first quarter of 2010 and lower expenses associated with Board of Director compensation. The total of these reductions approximated $0.2 million.

Restructuring Charge

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge	$85	0.2%	$289	0.5%	$204	239.6%

The increase in restructuring charges of $0.2 million is primarily the result of additional severance-related restructuring charges of approximately $0.1 million related to the termination of a former employee of Cloverleaf. In addition, we incurred additional contract termination costs related to our 2008 restructuring plan as we exited an additional portion of our Carlsbad, CA facility in 2009.

Other Income, net

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income/(loss), net	$52	0.1%	$(4)	0.0%	$(56)	-108%

The decrease in other income, net is primarily attributable to a decrease in interest income of $0.1 million. The decrease in interest income is primarily due to declining interest rates and a lower cash balance at the end of the first quarter of 2010.

Income Taxes

We recorded an income tax provision of $0.0 million for the three months ended March 31, 2009 and for the three months ended March 31, 2010. Our effective income tax rate of 0% for the three months ended March 31, 2010 differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are working capital requirements, net losses, and capital expenditures, as well as the acquisition of Cloverleaf in the first quarter of 2010. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant extended payment terms to customers.

As of March 31, 2010, we had $51.3 million of cash and cash equivalents and $53.4 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $0.3 million in short-term debt and $0.3 million in long-term debt at March 31, 2010, consisting of a note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 was $4.7 million compared to $2.2 million for the three months ended March 31, 2009. Operating activities that affected cash consisted primarily of lower gross profit of $1.1 million and higher operating expenses of $1.9 million compared to the three months ended March 31, 2009, resulting largely from additional costs associated with the Cloverleaf acquisition. These cost increases were partially offset by working capital changes, in particular an increase in accounts payable due to the timing of payments to vendors. More specifically, operating activities included a net loss of $6.4 million in the first quarter of 2010 and a non-cash contingent consideration adjustment of $0.3 million, which were partially offset by non-cash depreciation and amortization of $1.0 million and stock-based compensation expense of $1.0 million. Cash flows from operations include sources of cash of $6.1 million related to an increase in accounts payable due to the timing of payments to our vendors. Additional sources of cash include a $0.4 million increase in deferred revenue primarily related to up-front payments for engineering services.

Cash flows from operations includes uses of cash of $0.9 million related to an overall increase in accounts receivable, which was primarily due to higher net revenues in the first quarter of 2010 compared to the first quarter of 2009 and the timing of shipments during the quarter. Cash collection efforts remained strong during the quarter as our days sales outstanding improved from 56 days at the end of the first quarter of 2009 to 53 days at the end of the first quarter of 2010. During the first quarter of 2010, inventories increased by $2.4 million as we had contractual purchase obligations for certain components with some of our contract manufacturing partners and we also built some inventory related to the products we acquired from Cloverleaf during the quarter to support future demand. We also had a decrease in our restructuring accrual of $0.3 million primarily resulting from an increase in cash payments for contract termination costs and severance costs related to our 2008 restructuring plan. Additional uses of cash include $0.4 million related to prepaid and other assets, which is primarily the result of an increase in other receivables from our contract manufacturing partners due to component parts we procured and shipped to them. We also used $2.1 million of cash related to accrued compensation and other expenses resulting from the payment of $1.3 million of accrued Cloverleaf liabilities during the quarter, $0.5 million of various bonus programs that were settled in the first quarter of 2010, a reduction in accrued rework, inventory carrying cost and other manufacturing-related liabilities of $0.2 million, and $0.1 million for the funding of our 2009 401K matching contribution in the first quarter of 2010. In addition, we used $0.3 million for long-term liabilities resulting from $0.2 million of amortization related to a customer prepayment and $0.1 million of deferred rent amortization.

Investing Activities

Cash used by investing activities for the three months ended March 31, 2010 was $1.1 million compared to $0.5 million for the three months ended March 31, 2009. Cash used during the three months ended March 31, 2010 was primarily due to the acquisition of Cloverleaf, net of cash acquired, of $0.6 million. We also purchased $0.5 million of additional property and equipment primarily associated with engineering laboratory expansion and equipment as well as additional equipment for our newly acquired Cloverleaf business.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2010 was $0.5 million compared to cash provided by financing activities of $0.2 million for the three months ended March 31, 2009. Cash used in financing activities is attributable to the payment of $0.7 million related to a Cloverleaf loan obligation and $0.1 million due to the ongoing pay-down of our note payable which is associated with our 2008 acquisition of certain intangible assets from Ciprico. Partially offsetting this use of cash were proceeds received from the sale of common stock to employees under our employee stock purchase plan of $0.4 million.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook for 2010, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months and for operating periods in excess of twelve months.

Cloverleaf’s historical expenses have exceeded their net revenue, which is a trend we expect to continue in 2010. For example, Cloverleaf generated net revenue of $1.2 million and incurred a net loss of $3.9 million in 2009. In addition, our Cloverleaf business generated net revenue of $0.1 million and incurred a net loss of $1.3 million during the three months ended March 31, 2010. As a result, we expect that the acquisition of Cloverleaf will be dilutive to our results of operations and also result in a significant net cash outflow through the remainder of 2010 as we continue to invest in new product development. The amount of cash needed to support the business we acquired from Cloverleaf in 2010 will depend primarily on new customer installations, the timing of capital expenditures, product development costs and additional headcount needed to support customer requirements and improving the existing infrastructure of Cloverleaf’s operations.

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

In August 2008, we entered into a credit agreement with Silicon Valley Bank to provide for a revolving credit facility for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation for us to maintain at all times a net worth of $55 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. In March 2009, we issued a letter of credit to our contract manufacturer in China in the amount of $5.0 million. This letter of credit was renewed in December 2009 for a one-year term.

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

As of March 31, 2010, there were no amounts outstanding under the Silicon Valley Bank line of credit.

Off — Balance Sheet Arrangements

At March 31, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update or ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE is available.

Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, or ASU 2009-14. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified deals originating after January 1, 2010. The adoption of these provisions did not materially affect the results of operations for the three months ended March 31, 2010 and would not have materially impacted previously reported results had the adoption been applied retrospectively. We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified revenue transactions in any given period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our March 31, 2010 balance sheet.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of March 31, 2010, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the three months ended March 31, 2010 were the Japanese yen and the Israeli New Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions. Although foreign currency transaction gains and losses have not historically been material, future changes in foreign currency rates could adversely impact our operating results. A 10% unfavorable change in the exchange rate would not materially impact our March 31, 2010 balance sheet.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2010. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Commitments and Contingencies

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

In addition, three complaints purporting to be derivative actions were filed in California state court against certain of our directors and executive officers. These complaints are based on the same facts and circumstances described in the federal class action complaints and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. Our demurrers to two of those cases, in which we sought dismissal, were overruled (i.e., denied). We formed a Special Litigation Committee, or SLC, of disinterested directors to investigate the alleged wrongdoing. On January 12, 2007, another derivative action similar to the previous derivative actions with the addition of allegations regarding purported stock option backdating was served on us. In April 2007, the SLC concluded its investigation and based on its findings directed us to file a motion to dismiss the derivative matters. On July 13, 2007, all of the derivative actions were consolidated for pre-trial proceedings. We filed a motion to dismiss the consolidated matters pursuant to the SLC’s directive on May 30, 2008. On March 29, 2010, pursuant to a stipulation of the parties and without consideration having been paid to plaintiffs or their counsel, the derivative actions were dismissed with prejudice as to the plaintiffs.

Other Litigation

We may be involved in certain other legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such other litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ending December 31, 2009. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

Recent turmoil in the global economy, credit markets and the financial services industry may negatively impact our revenues, access to capital, our customers’ access to capital and ability to pay for their purchases in a timely manner, and our suppliers’ access to capital and ability to provide us with goods and timely delivery, or willingness to provide credit terms to us.

The current global economic condition could continue to affect the demand for our products and negatively impact net revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when, or if, global IT spending rates will be affected and to what degree they will be impacted. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our net revenues, operating results and financial condition may be adversely affected. In addition, the recent economic crisis could also adversely impact our customers, and/or their customers, ability to finance the purchase of storage systems from us or our suppliers’ ability to provide us with product, any of which may negatively impact our business, financial condition and results of operations.

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

Our business is highly dependent on a limited number of OEM customers. For example, sales to HP accounted for 51.4% and 50.2% of our net revenues for the year ended December 31, 2009 and three months ended March 31, 2010, respectively. In addition, sales to NetApp accounted for 24.7% and 30.4% of our net revenues for the year ended December 31, 2009 and three months ended March 31, 2010, respectively. We expect HP and NetApp will each represent greater than 10% of our overall revenues for the year ending December 31, 2010. If our relationships with HP and NetApp or certain of our other OEM customers were disrupted or significantly cut back, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, NetApp or our other OEM customers will expand or not otherwise be disrupted. For example, under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. The percentage of products that NetApp can elect to manufacture and sell on a royalty and royalty-free basis increases through April 1, 2011. On April 1, 2011 and thereafter, they have the right to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them. If NetApp were to exercise their rights to manufacture such products on a royalty or royalty-free basis and we are unable to identify an alternative source of revenue and margin to replace the reduced revenue and margin currently associated with such products, our financial results could be materially harmed.

Factors that could influence our relationship with our significant OEM customers include:

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

In January 2010, we acquired Cloverleaf, a privately held software company. The Cloverleaf acquisition also provided us with a new team of software development and other professionals, primarily based primarily in Israel. Cloverleaf’s products provide heterogeneous storage virtualization and unified storage technologies that can simplify data center management, eliminate downtime and reduce storage costs. The Cloverleaf Intelligent Storage Networking System - iSN™ trade name is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted to meet the demands of mid to large-sized data centers. Cloverleaf was our first acquisition involving significant international operations. We expect that the integration of Cloverleaf’s operations with our own will be a complex, time-consuming and costly process involving typical acquisition risks and related challenges, some of which are discussed below:

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

•

increased difficulty in financial forecasting due to our limited familiarity with Cloverleaf’s operations, customers and markets or their impact on the overall results of operations of the combined company;

•	our ability to sell and support installations of the iSN product;

•	market and customer receptivity to the iSN family of product; and

•	the ability of our open storage partners to sell and support iSN.

In addition, the accounting treatment for the Cloverleaf acquisition resulted in significant amortizable intangible assets, which when amortized negatively affects our consolidated results of operations. The accounting treatment for the Cloverleaf acquisition also resulted in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations.

Failure to successfully address one or more of the above risks may result in unanticipated liabilities and cash outlays, lower than expected net revenue, losses from operations, failure to realize any of the expected benefits of the acquisition, and potentially related declines in our stock price.

Our inability to further develop and increase sales from our RAIDCore software may significantly impact our ability to increase net revenue, gross margin and operating income.

In September 2008, we bought certain assets from Cirprico including RAIDCore. While we have an agreement with one primary partner to market or integrate RAIDCore into their solutions, we cannot be certain that revenue from these customer relationships will exceed the costs of developing, manufacturing and marketing these products. The initial license fees from these software products are relatively low. We intend to grow RAIDCore revenue by selling products with increased functionality to end user customers. If customers are unwilling to pay enough for these additional features to cover our development costs or if we are unable to generate incremental revenue from these newly developed features to cover development and marketing costs, our financial results may be negatively impacted, which could include an impairment of our related intangible assets.

The common stock we issued in the acquisition of Cloverleaf in 2010 and charges associated with this acquisition may negatively impact our earnings per share.

Based on the increase in our number of common shares outstanding in connection with our Cloverleaf acquisition, projected amortization charges and the additional costs associated with integrating Cloverleaf, the acquisition may result in lower earnings per share than would have been earned by us in the absence of the transaction. We expect that over time this acquisition will yield benefits to the combined company that will ultimately be accretive to earnings per share. However, there can be no assurance that an increase in earnings per share will be achieved. In order to achieve increases in earnings per share as a result of this acquisition, management will, among other things, need to successfully manage the combined company’s operations, increase revenue and compete effectively in its end-markets. Failure to achieve any of these objectives could cause our stock price to decline.

The open systems storage market is rapidly changing and we may be unable to keep pace with or properly prepare for the effects of those changes and if we fail to develop and market new software and hardware products that meet customer requirements, our business will be harmed.

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

We primarily sell to OEMs and thus do not need to make substantial investments in sales and marketing to generate demand for our products. These investments are typically made by our OEMs. Additionally we outsource our manufacturing to very large contract manufacturing partners in Asia. Hence, there is little incremental cost to increase our production capacity. Furthermore, we have an adopted modular architecture to our storage systems products and consequently if our customers do not require substantial customization, we are able to launch products based on existing product platforms for new OEMs or channel partners at modest incremental expenditures. As a result a significant percentage of our expenses are relatively fixed.

In the past we have taken and may have to take further measures to reduce expenses if net revenues or gross margins decline and we experience greater operating losses or do not achieve profitable results. A number of factors could preclude us from successfully bringing variable costs and expenses in line with our net revenue, such as the fact that our variable expense levels are based in part on our expectations as to future sales. This limits our ability to reduce expenses quickly in response to any shortfalls in net revenue or gross margin. Consequently, if net revenues do not generate enough gross margin to cover operating expenses, our operating results may be negatively affected.

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

We may continue to experience losses in the future, and may have difficulty forecasting future operating results, which could result in revenue and earnings volatility, which could cause our stock price to decline.

For the year ended December 31, 2009 and for the three months ended March 31, 2010, we incurred net losses of $13.6 million and $6.4 million, respectively. For the remainder of 2010, we expect our business to remain volatile as we are often unable to reliably predict net revenues from our major customers including NetApp, HP and our other customers. Our ability to reliably predict net revenues has become more challenging as a result of our recent acquisition of Cloverleaf. Net revenue levels achieved from NetApp, HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for the remainder of 2010. Consequently, we cannot assure you that we will be profitable in any future period.

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

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Senior Vice President and Chief Financial Officer, James Kuenzel, our Senior Vice President of Engineering and Ernest Hafersat, our Senior Vice President of World-Wide Manufacturing, Operations, and Supply Base Management. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of March 31, 2010 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise price of $2.40 per share, which at March 31, 2010 exceeded the trading price of our common stock. The warrant is exercisable for a period of five years from the date of issuance, or five years from January 2008. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.

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

A significant portion of our common stock is owned by a few institutional stockholders. As a result, a substantial number of shares of our common stock may become available for resale. If these or other of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2010 that have not been previously disclosed in a Current Report on Form 8-K.

Item 6.	Exhibits

The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2010, among Dot Hill Systems Corp., Telluride Acquisition Sub, Inc., Cloverleaf Communications Inc., Cloverleaf Communications (Israel) Ltd., Cloverleaf Communications Corporation (BVI) and E. Shalev Management 2000 (1999) Ltd. (1)

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.3	Form of Common Stock Certificate. (4)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)

4.5	Form of Rights Certificate. (5)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: May 13, 2010

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2010

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)