Form 10-Q
period 2010-06-30
DOT HILL SYSTEMS CORP
filed 2010-08-12
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The registrant had 54,963,008 shares of common stock, $0.001 par value, outstanding as of July 31, 2010.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended June 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2009	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$57,574	$42,636
Accounts receivable, net	34,197	35,524
Inventories	4,333	7,727
Prepaid expenses and other assets	5,314	5,957

Total current assets	101,418	91,844
Property and equipment, net	3,616	3,934
Intangible assets, net	3,029	8,624
Goodwill	—	4,140
Other assets	217	443

Total assets	$108,280	$108,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,411	$28,124
Accrued compensation	3,602	3,586
Accrued expenses	4,220	4,474
Deferred revenue	1,217	1,675
Restructuring accrual	1,697	2,429
Bank borrowings and current portion of long-term note payable	261	3,068

Total current liabilities	39,408	43,356
Long-term note payable	346	210
Other long-term liabilities	2,175	1,463

Total liabilities	41,929	45,029

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Common stock, $.001 par value, 100,000 shares authorized, 48,952 and 54,907 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	49	55
Additional paid-in capital	303,841	313,740
Accumulated other comprehensive loss	(3,439)	(3,478)
Accumulated deficit	(234,100)	(246,361)

Total stockholders’ equity	66,351	63,956

Total liabilities and stockholders’ equity	$108,280	$108,985

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
NET REVENUE	$54,328	$65,493	$108,217	$125,467
COST OF GOODS SOLD	46,358	55,824	90,986	107,673

GROSS PROFIT	7,970	9,669	17,231	17,794

OPERATING EXPENSES:
Research and development	6,934	8,447	14,086	16,220
Sales and marketing	2,519	3,379	5,085	6,740
General and administrative	2,473	2,225	5,242	5,301
Restructuring charge	326	1,413	411	1,702

Total operating expenses	12,252	15,464	24,824	29,963

OPERATING LOSS	(4,282)	(5,795)	(7,593)	(12,169)

OTHER INCOME:
Interest income, net	42	4	115	7
Other (income) expenses, net	13	(8)	(7)	(15)

Total other income (expense), net	55	(4)	108	(8)

LOSS BEFORE INCOME TAXES	(4,227)	(5,799)	(7,485)	(12,177)
INCOME TAX EXPENSE	(39)	35	(6)	84

NET LOSS	$(4,188)	$(5,834)	$(7,479)	$(12,261)

NET LOSS PER SHARE:
Basic and diluted	$(0.09)	$(0.11)	$(0.16)	$(0.23)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:

Basic and diluted	46,952	53,246	46,836	52,397

COMPREHENSIVE LOSS:
Net loss	$(4,188)	$(5,834)	$(7,479)	$(12,261)
Foreign currency translation adjustment	(36)	(46)	90	(39)

Comprehensive loss	$(4,224)	$(5,880)	$(7,389)	$(12,300)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2010
Cash Flows From Operating Activities:
Net loss	$(7,479)	$(12,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,437	1,999
Provision for bad debt reserve	264	—
Adjustment to contingent consideration	—	(285)
Stock-based compensation expense	1,553	1,763
Changes in operating assets and liabilities:	—
Accounts receivable	11,216	(1,147)
Inventories	4,410	(3,327)
Prepaid expenses and other assets	545	(809)
Accounts payable	(9,268)	(875)
Accrued compensation and other expenses	(903)	(1,698)
Deferred revenue	(68)	458
Restructuring accrual	(193)	732
Other long-term liabilities	(351)	(459)

Net cash provided by (used in) operating activities	1,163	(15,909)

Cash Flows From Investing Activities:
Acquisition, net of cash acquired	—	(625)
Purchases of property and equipment	(1,078)	(655)

Net cash used in investing activities	(1,078)	(1,280)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	(123)	(904)
Proceeds from bank borrowings	—	2,800
Proceeds from sale of stock to employees, exercise of stock options and other	277	334

Net cash provided by financing activities	154	2,230

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15)	21

Net Increase (Decrease) in Cash and Cash Equivalents	224	(14,938)
Cash and Cash Equivalents, beginning of period	56,850	57,574

Cash and Cash Equivalents, end of period	$57,074	$42,636

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$—	$8,132
Capital assets acquired but not paid	$281	$249

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting only of normal recurring adjustments, except for revisions made to our accrued restructuring liability) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2010.

Use of Accounting Estimates

The preparation of our financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, goodwill and other intangibles, as well as any other assets and liabilities acquired and accounted for under the purchase method of accounting for business combinations. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, warranty reserves, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

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

A small number of customers account for a significant percentage of our net revenue. Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Sun	5%	0%	9%	0%
HP	51%	58%	47%	54%
NetApp	24%	27%	24%	29%
Other customers less than 10%	20%	15%	20%	17%

Total	100%	100%	100%	100%

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

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified deals originating after January 1, 2010. The adoption of these provisions did not materially affect the results of operations for the three and six months ended June 30, 2010 and would not have materially impacted previously reported results had the adoption been applied retrospectively. We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified revenue transactions in any given period.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This authoritative guidance is effective for interim and annual reporting periods on or after June 15, 2010 and will be effective for Dot Hill in the third quarter of fiscal 2010. Dot Hill is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2009 or 2010 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

As of June 30, 2009, options to purchase 6,266,395 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 1,433,728 shares of unvested restricted stock awards, and a warrant to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

As of June 30, 2010 options to purchase 6,805,743 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 1,645,920 shares of unvested restricted stock awards, and a warrant to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2009	June 30, 2010
Purchased parts and materials	$2,095	$7,089
Finished goods	2,238	638

Total inventory	$4,333	$7,727

4. Business Combinations

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

Dot Hill did not assume or exchange any Cloverleaf stock options or other stock-based payment awards in connection with the acquisition of Cloverleaf. Under the terms of the Merger Agreement, all Cloverleaf stock options and warrants that were outstanding immediately prior to the acquisition date and not exercised prior to the acquisition date expired and became null and void as of the acquisition date. All outstanding options expired and had no fair value. In connection with the employment of certain Cloverleaf employees, Dot Hill granted 327,977 shares of restricted common stock. The fair value of the 327,977 shares of restricted common stock that were issued on the acquisition date will be recognized as compensation cost in the post-combination financial statements over the period in which the shares of restricted common stock vest. These shares vest as follows: one-third of such shares vest upon issuance; one-third of such shares vest one year from the date of issuance; and one-third of such shares vest two years from the date of issuance.

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

The allocation of the purchase price has been prepared based on preliminary estimates of fair values and is currently incomplete primarily due to certain potential tax and warranty liabilities of Cloverleaf that may have existed prior to the date of the acquisition. Dot Hill is currently in the process of quantifying such amounts, if any, and has not recorded any possible tax or other liabilities as of June 30, 2010. Therefore, actual amounts recorded upon the finalization of certain potential tax liabilities may differ materially from the information presented in this quarterly report on Form 10-Q.

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

Revenue of $0.3 million and a net loss of $2.7 million attributable to the operations of Cloverleaf since the acquisition date are included in our consolidated results of operations for the six months ended June 30, 2010. The $2.7 million net loss includes $0.1 million of non-recurring restructuring costs and $0.3 million of stock-based compensation expense

Pro forma results

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

	Six Months Ended
(in thousands, except per share data)	June 30, 2009	June 30, 2010
Net revenue	$109,156	$125,544

Net loss	$(10,840)	$(12,247)

Basic and diluted net loss per share	$(0.21)	$(0.23)

5. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, bank borrowings and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable and bank borrowings approximate their fair values due to their short maturities. The carrying value on our balance sheet of our notes payable approximates its fair value as our credit-adjusted interest rate continues to represent a market participant rate. Payments under the note are due in equal monthly installments over a 42 month period and commenced in October 2008 and end in March 2012. We have therefore excluded these financial instruments from the table below.

The carrying amounts and fair values of certain other long-term liabilities as of December 31, 2009 and June 30, 2010 were as follows (in thousands):

	December 31, 2009		June 30, 2010
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Liabilities:
Ciprico contingent consideration	$421	$390	$126	$131

We estimated the fair value of Ciprico contingent consideration using a discounted cash flows approach and incorporated our credit risk for the liability measurement. The current portion of the Ciprico contingent consideration is classified within accrued expenses and the non-current portion is classified within Other long-term liabilities on our consolidated balance sheets.

6. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2009
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(1,350)	$2,906
NAS technology	3 years	214	(91)	123

Total intangible assets		$4,470	$(1,441)	$3,029

		June 30, 2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(1,883)	$2,373
NAS technology	3 years	214	(127)	87
Software	5 years	6,375	(378)	5,997
Trade name	7 years	181	(14)	167

Total intangible assets		$11,026	$(2,402)	$8,624

Amortization expense related to intangible assets totaled $0.3 million, $0.6 million, $0.6 million and $1.0 million for the three and six months ended June 30, 2009 and 2010, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2010 is as follows (in thousands):

2010 (Remaining 6 months)	$1,043
2011	2,063
2012	1,724
2013	947
2014	947
Thereafter	1,900

Total	$8,624

7. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2010
Goodwill	$40,700	$—	$40,700
Accumulated impairment losses	(40,700)	—	(40,700)

	—	—	—
Goodwill acquired during the six months ended June 30, 2010	—	4,140	4,140
Impairment losses	—	—	—

Balance as of June 30, 2010
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700)	—	(40,700)

	$—	$4,140	$4,140

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. There were no indicators that our goodwill was impaired at June 30, 2010.

8. Product Warranties Activity

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition.

In the first half of 2010, we experienced quality issues associated with certain components provided by one of our suppliers that required us to make substantial repairs. Our supplier has agreed to reimburse us for the costs of the replacement parts and related damages. However, the magnitude of potential damages is currently unknown and to the extent that our supplier cannot or does not continue to reimburse us for any and all damages incurred by us or our customers we could incur material amounts of warranty claims and expenses.

Estimated liabilities for product warranties are included in accrued expenses. Our warranty cost activity is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Balance, beginning of period	$1,425	$1,056	$1,560	$993
Charged to operations	323	704	876	1,529
Deductions for costs incurred	(579)	(527)	(1,267)	(1,289)

Balance, end of period	$1,169	$1,233	$1,169	$1,233

9. Restructuring Charge

In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. As a result of this relocation, we terminated approximately 70 California employees whose positions have been relocated to Colorado and incurred approximately $1.5 million in severance-related costs, all of which has been recognized since the plan inception through June 30, 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. With the exception of future minimum lease payments relating to the Carlsbad, California facility, we anticipate the remainder of the restructuring costs will be paid out during the third quarter of 2010.

As part of the 2008 Plan, we also incurred contract termination costs of $2.8 million since the plan inception through June 30, 2010. In the second quarter of 2010, we incurred additional contract termination costs of $0.8 million for facility lease costs that we continue to incur without economic benefit, as we exited an additional portion of our Carlsbad facility and revised our assumptions regarding the timing and amount of tenant sublease income. We have recorded charges for contract termination costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay the majority of these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our revised estimates, we expect we will receive sublease income of approximately $0.9 million beginning in the first quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges up to the $0.9 million of sublease income we currently expect to receive.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

2008 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of 12/31/09	$439	$1,258	$1,697
2008 restructuring plan charges	233	860	1,093
Cash payments	(295)	(517)	(812)

Accrued restructuring balance as of 6/30/10	$377	$1,601	$1,978

Also in the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 27 employees located in the United States. We expect to incur approximately $0.4 million in severance-related costs, the majority of which was recognized in the second quarter of 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. With the exception of future minimum lease payments relating to the Carlsbad, California facility, we anticipate the remainder of the restructuring costs will be paid out during the third and fourth quarters of 2010.

As part of the 2010 Plan, we also incurred contract termination costs of $0.2 million in the second quarter of 2010 for facility lease costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We have recorded charges for contract termination costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay the majority of these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our revised estimates, we expect we will receive sublease income of approximately $0.1 million beginning in the first quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges up to the $0.1 million of sublease income we currently expect to receive.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

2010 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of 12/31/09	$—	$—	$—
2010 restructuring plan charges	349	153	502
Cash payments	(51)	—	(51)

Accrued restructuring balance as of 6/30/10	$298	$153	$451

We also incurred additional severance-related restructuring charges of approximately $0.1 million in the first quarter of 2010 related to the termination of a former employee of Cloverleaf. All of the severance-related costs were paid to this employee in the first quarter of 2010.

10. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date, or in the third quarter of 2011. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of June 30, 2010 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million and had outstanding cash advances or borrowings of approximately $2.8 million.

11. Commitments and Contingencies

We may be involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.

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

All prior period amounts have been adjusted to reflect the new operating segment structure.

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

Net revenue and operating loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Storage Systems net revenue	$54,328	$65,201	$108,217	$125,017
Standalone Storage Software net revenue	—	366	—	602

Total segment net revenue	54,328	65,567	108,217	125,619
Elimination of intersegment net revenue	—	(74)	—	(152)

Total Dot Hill consolidated net revenue	54,328	65,493	108,217	125,467

Storage Systems operating loss	(3,259)	(3,217)	(5,557)	(7,624)
Standalone Storage Software operating loss	(1,023)	(2,578)	(2,036)	(4,545)

Total operating loss	(4,282)	(5,795)	(7,593)	(12,169)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a provider of entry-level and midrange storage systems and enterprise server software for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance. Our current product family based on our Rapid Evolution, or R/Evolution, architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our replacement products for the legacy SANnet II products, the 2000 series, have been distinguished by compliance with Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In 2010, we launched a new line of products to address the need for higher speed storage which is delivered with faster controller processors, as well as 8Gb Fibre Channel and 6Gb SAS host connections and are targeted primarily at mainstream enterprise and small-to-medium businesses, or SMB, applications.

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

Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable customer. Our ability to achieve profitability will depend on, among other things, the level and mix of orders we actually receive from such customers, the actual amounts we spend on marketing support, the actual amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time, our ability to meet delivery schedules required by our customers, the quality of our products and the economic environment.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our OEM channel partners currently include, among others, Hewlett-Packard, or HP, NetApp, Inc., or NetApp, Motorola, Inc., or Motorola, Lockheed Martin Corporation, or Lockheed Martin, Fujitsu Technology Solutions GmbH, or FTS, and Oracle, formerly Sun Microsystems, or Sun. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.

        We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales to additional divisions within HP. Our products are primarily sold within HP’s MSA product line, which includes our Series 2000 products and next generation of Series 3000 products released in the first quarter of 2010. The agreement with HP does not contain any minimum purchase commitments and the term of the agreement was extended from one to five years. Net revenue from HP approximated 58% and 54% of our total net revenue during the three and six months ended June 30, 2010.

Pursuant to our Development and OEM Supply Agreement with NetApp, we designed and developed general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007, and net revenue from NetApp increased significantly during 2008. Net revenue from NetApp decreased slightly in 2009 primarily as a result of general economic conditions. Net revenue from NetApp approximated 27% and 29% of our total net revenue during the three and six months ended June 30, 2010. Under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. The percentage of products that NetApp can elect to manufacture and sell on a royalty and royalty-free basis increases through April 1, 2011. On April 1, 2011 and thereafter, they have the right to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them. If NetApp were to exercise their rights to manufacture such products on a royalty or royalty-free basis and we are unable to identify an alternative source of revenue and margin to replace the reduced revenue and margin currently associated with such products, our financial results could be materially harmed.

We have experienced a decline in net revenue from Sun primarily due to the products reaching the end of their lifecycle. Net revenue from Sun was less than 1% of our total net revenue during the three and six months ended June 30, 2010. We do not expect to generate significant net revenue from Sun in future periods.

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

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory; and

•	The introduction of new products by us or our competitors, including products with price and/or performance advantages.

For these and other reasons, our net revenue and results of operations in 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. We have historically outsourced substantially all of our manufacturing operations to Flextronics International Limited, or Flextronics MiTAC International Corporation, or MiTAC and SYNNEX Corporation, or SYNNEX. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. A larger percentage of our products have been and are expected to continue to be manufactured by Foxconn in 2010.

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

In December 2008, our management approved, committed to, and initiated a plan, or the 2008 Plan, to restructure and improve efficiencies in our operations. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our plan to consolidate a significant portion of our facilities in Carlsbad, California into the Longmont, Colorado facility. With the exception of contract lease termination costs that we will continue to make over the remainder of the Carlsbad facility lease term ending in April 2013, we have largely completed the activities related to the 2008 Plan as of June 30, 2010.

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. We expect to complete our 2010 Plan workforce reductions in the third quarter of 2010 and we completely exited our Carlsbad facility as of June 30, 2010.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except as noted below, management believes that there have been no significant changes during the three and six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Revenue Recognition

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified sales transactions originating after January 1, 2010. The adoption of these provisions did not materially affect our results of operations for the three and six months ended June 30, 2010. However, as our software sales increase, we will be required to make significant estimates including determining if our software is essential to the tangible product’s functionality, establishing separate units of accounting in multiple element arrangements and, if applicable, allocating arrangement consideration to each deliverable based on estimates of the relative selling price.

Valuation of Goodwill

We perform an assessment of our goodwill for impairment annually at November 30, or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. All of our goodwill at June 30, 2010 has been assigned to our Israel reporting unit, which is a subset of our standalone storage software operating segment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Product cost of goods sold	85.3	84.4	84.1	85.0
Amortization of intangible assets	—	0.8	—	0.8

Total cost of goods sold:	85.3	85.2	84.1	85.8

Gross profit	14.7	14.8	15.9	14.2

Operating expenses:
Research and development	12.8	12.9	13.0	12.9
Sales and marketing	4.6	5.2	4.7	5.4
General and administrative	4.6	3.4	4.8	4.2
Restructuring charge	0.6	2.2	0.4	1.4

Total operating expenses	22.6	23.7	22.9	23.9

Operating loss	(7.9)	(8.8)	(7.0)	(9.7)
Other income, net	0.1	—	0.1	—

Loss before income taxes	(7.8)	(8.8)	(6.9)	(9.7)

Income tax expense (benefit)	(0.1)	0.1	—	0.1

Net loss	(7.7)%	(8.9)%	(6.9)%	(9.8)%

Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2010

Net Revenue

	Three Months Ended June 30,
	2009	2010	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$54,328	$65,493	$11,165	20.6%

	Six Months Ended June 30,
	2009	2010	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$108,217	$125,467	$17,250	15.9%

The increase in net revenue for the three and six months ended June 30, 2010 was substantially due to an increase in sales to HP. Sales to HP totaled $37.7 million for the three months ended June 30, 2010 compared to $27.9 million for the three months ended June 30, 2009 and $67.8 million for the six months ended June 30, 2010 compared to $50.5 million for the six months ended June 30, 2009. The increase in HP net revenue is due to the growth in the HP MSA product line, which includes our Series 2000 products and Series 3000 products. Our Series 2000 products are in the maturity phase of the product life cycle, however, demand remains strong. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products increased significantly in the second quarter of 2010.

In addition, sales to NetApp increased during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 based on the success of NetApp’s FAS 2000 product line. Sales to NetApp totaled $17.7 million for the three months ended June 30, 2010 compared to $13.1 million for the three months ended June 30, 2009 and $35.9 million for the six months ended June 30, 2010 compared to $25.7 million for the six months ended June 30, 2009. However, under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. The percentage of products that NetApp can elect to manufacture and sell on a royalty and royalty-free basis increases through April 1, 2011. On April 1, 2011 and thereafter, they have the right to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them. If NetApp were to exercise their rights to manufacture such products on a royalty or royalty-free basis and we are unable to identify an alternative source of revenue and margin to replace the reduced revenue and margin currently associated with such products, our financial results could be materially harmed.

Network Engines Inc., or NEI, sales increased to $1.5 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009 and to $4.8 million for the six months ended June 30, 2010 from $1.1 million for the six months ended June 30, 2009. The increase in NEI net revenue is due to NEI becoming the contract manufacturer for Sepaton Inc. and as a result of better global economic conditions in the first half of 2010 compared to the first half of 2009.

We also expanded our routes to market and launched a channel sales program in the fourth quarter of 2009 targeted at selling our products through distributors and OSP’s. Channel sales approximated 3% of net revenue for both the three and six months ended June 30, 2010.

These increases were partially offset by a decrease in net revenue from Sun, FTS, and other smaller customers. Sun sales decreased to $0.1 million for the three months ended June 30, 2010 compared to $2.5 million for the three months ended June 30, 2009 and to $0.5 million for the six months ended June 30, 2010 compared to $9.3 million for the six months ended June 30, 2009. The decline in Sun net revenue is due to the products we sell to Sun reaching the end of their product life cycle. FTS sales decreased to $0.8 million for the three months ended June 30, 2010 compared to $3.6 million for the three months ended June 30, 2009 and to $1.7 million for the six months ended June 30, 2010 compared to $6.9 million for the six months ended June 30, 2009. The decrease in net revenue from FTS is due to its decision to internally source the product we sell to FTS. We also experienced declines in sales to other smaller customers primarily as a result of product transition.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$46,358	85.3%	$55,824	85.2%	$9,466	20.4%
Gross Profit	$7,970	14.7%	$9,669	14.8%	$1,699	21.3%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$90,986	84.1%	$107,673	85.8%	$16,687	18.3%
Gross Profit	$17,231	15.9%	$17,794	14.2%	$563	3.3%

Cost of goods sold increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily as a result of an increase in sales; however, gross profit margin increased to 14.8% from 14.7% for these same periods. Although we experienced a more favorable mix of product sales during the three months ended June 30, 2009, as a higher percentage of our sales were to Sun and a lower percentage of our sales were to HP and Net App, we did incur a $0.7 million inventory reserve charge during the second quarter of 2009, which resulted in a lower gross profit. Partially offsetting the increase in gross profit during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were higher amortization expense, which increased $0.5 million due to the inclusion of Ciprico amortization in cost of goods sold as a result of the RAIDCore product now generating revenue and the additional amortization resulting from the Cloverleaf acquisition. Prior to 2010, Ciprico amortization was included in research and development expense.

Gross profit margin for the six months ended June 30, 2010 approximated 14.2% compared to 15.9% for the six months ended June 30, 2009. The decrease in gross profit margin was primarily due to product mix, as the products we sell to HP and NetApp typically have a higher product cost and a lower gross profit than the products we sell to Sun. Sales to HP and NetApp approximated 83% of our net revenues for the six months ended June 30, 2010 compared to 71% of our net revenues for the six months ended June 30, 2009 while sales to Sun were less than 1% of our net revenue for the six months ended June 30, 2010 compared to 9% of net revenues for the six months ended June 30, 2009. We expect that the mix of products we sell, in particular, the products we sell to HP and NetApp, will continue to affect our cost of goods sold and gross profit margin. For example, sales of products to HP have higher gross margins than sales of products to NetApp. Therefore, a higher percentage of sales to HP compared to NetApp will have a positive effect on our gross margin. Conversely, a higher percentage of sales to NetApp compared to HP will have a negative effect on our gross margin.

Also contributing to the decrease in gross profit were higher amortization expense and freight costs for the six months ended June 30, 2010 compared to the same period in 2009. Freight costs increased as a result of the increase in revenue and overall shipment volume as well as from expedite charges.

Research and Development Expenses

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and Development Expenses	$6,934	12.8%	$8,447	12.9%	$1,513	21.8%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and Development Expenses	$14,086	13.0%	$16,220	12.9%	$2,134	15.1%

Research and development expense increased $1.5 million to $8.4 million for the three months ended June 30, 2010 compared to $6.9 million for the three months ended June 30, 2009. This increase was primarily due to an increase in salaries and payroll related expenses of $0.9 million, an increase in consulting costs of $0.4 million, an increase in engineering materials and tooling related expenses of $0.3 million, and an increase in facilities and depreciation expense of $0.2 million. These increases were partially offset by a decrease in Ciprico intangible asset amortization expense of $0.3 million as the RAIDCore product is now generating revenue. The increase in salary and payroll related expenses is primarily a result of an increase in employees engaged in research and development activities, most of which were associated with the Cloverleaf acquisition. Consulting costs increased primarily as a result of certain engineering functions being performed by consultants in India, which commenced in the second quarter of 2009, and an increase in the use of domestic engineering consultants to assist with certain strategic development projects. The increase in engineering materials and tooling related expenses was primarily the result of new product development activities. The increase in facilities and depreciation expense was largely the result of the Cloverleaf acquisition and also due to additional capital expenditures for our Longmont engineering labs.

Research and development expense increased $2.1 million to $16.2 million for the six months ended June 30, 2010 compared to $14.1 million for the six months ended June 30, 2009. This increase was primarily due to an increase in salaries and payroll related expenses of $1.5 million, an increase in consulting costs of $0.8 million, an increase in facilities and depreciation expense of $0.4 million and increases in various other items such as travel, rental equipment and training programs, which approximated $0.2 million. Salaries and payroll related expenses, consulting costs and facilities and depreciation costs increased for the same reasons as outlined above. These increases were partially offset by a decrease in Ciprico intangible asset amortization expense of $0.5 million. In addition, during the first quarter of 2010, we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Accordingly, we reduced the contingent consideration liability and research and development expense in the statement of operations to reflect the $0.3 million reduction in estimated contingent consideration liability.

Sales and Marketing Expenses

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$2,519	4.6%	$3,379	5.2%	$860	34.1%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$5,085	4.7%	$6,740	5.4%	$1,655	33%

Sales and marketing expense increased $0.9 million to $3.4 million for the three months ended June 30, 2010 compared to $2.5 million for the three months ended June 30, 2009. This increase was primarily due to an increase in salaries and payroll related expenses of $0.4 million, an increase in customer-related evaluation product expenses of $0.2 million, an increase in marketing and promotional materials of $0.2 million and increases in other items such as travel, professional services and consulting costs, which approximated $0.1 million. The increase in salary and payroll related expenses is primarily a result of an increase in employees engaged in sales and marketing activities, as we launched a Dot Hill channel program targeted at selling through distributors and OSPs in the second half of 2009. Customer-related valuation product expenses and marketing and promotional materials increased due to the introduction of our new Series 3000 and the newly acquired products from Cloverleaf.

Sales and marketing expense increased $1.7 million to $6.7 million for the six months ended June 30, 2010 compared to $5.1 million for the six months ended June 30, 2009. This increase was primarily due to an increase in salaries and payroll related expenses of $0.7 million, an increase in customer-related evaluation product expenses of $0.5 million, an increase in marketing and promotional materials of $0.2 million, an increase in travel expenses of $0.1 million and increases in other items such as trade shows, professional services and consulting costs, which approximated $0.2 million. Salaries and payroll related costs, customer-related evaluation product expenses, marketing and promotional expensed materials increased for the same reasons as outlined above. The increase in travel expenses was primarily the result of an increase in headcount and customer visits.

General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
(in thousands, except percentages)
General and Administrative Expenses	$2,473	4.6%	$2,225	3.4%	$(248)	-10.0%

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2010
	Amount	% of Net	Amount	% of Net	Increase	%
		Revenue		Revenue		Change
(in thousands, except percentages)
General and Administrative Expenses	$5,242	4.8%	$5,301	4.2%	$59	1.1%

General and administrative expenses decreased $0.2 million to $2.2 million for the three months ended June 30, 2010 compared to $2.5 million for the three months ended June 30, 2009. This decrease was primarily attributable to foreign currency gains of $0.3 million and a reduction in professional services fees of $0.2 million. The foreign currency gains were primarily the result of the strengthening of the United States dollar compared to the Euro. The reduction in professional services fees were primarily the result of negotiating lower fees with many of our administrative service providers. These decreases were partially offset by an increase in salaries and payroll related expenses of $0.2 million, which increased primarily as a result of duplicative personnel to insure an effective transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California.

General and administrative expenses increased $0.1 million to $5.3 million for the six months ended June 30, 2010 compared to $5.2 million for the six months ended June 30, 2009. This increase was primarily attributable to an increase in salaries and payroll related expenses of $0.4 million, travel expenses of $0.1 million and consulting fees of $0.1 million. Salaries and payroll related expenses, travel expenses and consulting fees increased primarily as a result of the transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California. These increases were partially offset by foreign currency gains of $0.5 million as a result of the strengthening of the United States dollar compared to the Euro.

Restructuring Charge

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2010
	Amount	% of Net	Amount	% of Net	Increase	%
		Revenue		Revenue		Change
(in thousands, except percentages)
Restructuring Charge	$326	0.6%	$1,413	2.2%	$1,087	333.4%

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2010
	Amount	% of Net	Amount	% of Net	Increase	%
		Revenue		Revenue		Change
(in thousands, except percentages)
Restructuring Charge	$411	0.4%	$1,702	1.4%	$1,291	314.1%

The increase in restructuring charges for the three months and six months ended June 30, 2010 is primarily the result of $0.8 million of additional contract termination costs incurred in the second quarter of 2010 related to our 2008 Plan for facility lease costs that we continue to incur without economic benefit, as we exited an additional portion of our Carlsbad facility and revised our assumptions regarding the timing and amount of tenant sublease income. In addition, in the second quarter of 2010, our management approved, committed to, and initiated the 2010 Plan to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions we incurred a restructuring charge of $0.5 million under our 2010 Plan, of which $0.3 million related to severance and related costs and $0.2 million related to contract termination costs.

Other Income, net

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income/(loss), net	$55	0.1%	$(4)	0.0%	$(59)	-107.3%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income/(loss), net	$108	0.1%	$(8)	0.0%	$(116)	-107.4%

The decrease in other income, net for the three and six months ended June 30, 2010 is primarily attributable to a decrease in interest income primarily due to declining interest rates and lower cash balances.

Income Taxes

We recorded an income tax provision of $0.0 million for the three months ended June 30, 2009, $0.0 million for the three months ended June 30, 2010, $0.0 million for the six months ended June 30, 2009 and $0.1 million for the six months ended June 30, 2010. Our effective income tax rate differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

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

As of June 30, 2010, we had $42.6 million of cash and cash equivalents and $48.5 million of working capital. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $3.1 million in short-term debt and $0.2 million in long-term debt at June 30, 2010, consisting of bank borrowings against our line of credit and a note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 was $15.9 million compared to $1.2 million of cash provided by operations for the six months ended June 30, 2009. The operating activities that affected cash consisted primarily of increase in our net loss, which totaled $12.3 million for the six months ended June 30, 2010 compared to $7.5 million for the six months ended June 30, 2009. The increase in our net loss was primarily attributable to higher operating expenses as a result of the additional costs associated with the acquired Cloverleaf business, additional restructuring costs related to our 2008 Plan as well as our 2010 Plan, which was implemented in the second quarter of 2010 and lower interest income due to lower interest rates and cash balances. Partially offsetting the increase in our net loss was a higher gross profit, which was largely due to an increase in revenue and lower excess inventory charges.

The adjustments to reconcile net loss to net cash used in operating activities for the six months ended June 30, 2010 that did not affect cash consisted of depreciation and amortization of $2.0 million, stock-based compensation expense of $1.8 million, and a gain associated with an adjustment to our contingent consideration liability to Ciprico.

        Cash flows from operations reflects the negative impact of $1.1 million related to an overall increase in accounts receivable, which was primarily due to higher net revenue in the second quarter of 2010 compared to the fourth quarter of 2009 and the timing of shipments during the quarter. Cash collection efforts remained strong as our days sales outstanding remained at 49 days for both of the three month periods ended June 30, 2010 and December 31, 2009. Cash flows from operations also reflects the negative impact of $3.3 million related to an overall increase in inventories at June 30, 2010 compared to December 31, 2009, as we had contractual purchase obligations for certain components with some of our contract manufacturing partners and we also built inventory related to the products we acquired from Cloverleaf and for service inventory requirements. In addition, cash flows from operations reflects the negative impact of a decrease in accounts payable of $0.9 million at June 30, 2010 compared to December 31, 2009 due to the timing of payments to our vendors. In particular, we made a $3.5 million early payment at the end of the second quarter to one of our suppliers to take advantage of better pricing terms in future periods.

Additional uses of cash flows from operations include $0.8 million related to an increase in prepaid and other assets, which is primarily the result of an increase in other receivables from our contract manufacturing partners due to component parts we procured and shipped to them. We also used $1.7 million of cash from operations related to a decrease in accrued compensation and other expenses, which was the result of the payment of $1.4 million of accrued Cloverleaf liabilities assumed in the business combination, $0.5 million of various bonus program payments that were made in 2010 and the payment of $0.3 million for tax liabilities related to employee stock awards. This was partially offset by an increase in our accrued vacation liability of $0.4 million and an increase in our warranty accrual of $0.2 million. In addition, we used $0.5 million of cash from operations for long-term liabilities resulting from $0.2 million of amortization related to a customer prepayment and $0.3 million of deferred rent amortization.

Cash flows from operations include sources of cash of $0.5 million related to an increase in deferred revenue as we received up-front payments for engineering services and maintenance contracts. Additional sources of cash flows from operations include a net increase in our restructuring accrual of $0.7 million, which is primarily the result of $1.7 million of additional restructuring charges incurred during the six months ended June 30, 2010 for contract termination and severance costs partially offset by cash payments of $1.0 million. We expect to make future restructuring payments for severance of approximately $0.7 million during the remainder of 2010 and future restructuring payments for contract termination and other associated costs of approximately $1.8 million through the remainder of our Carlsbad, California lease term, which ends in April 2013.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $1.3 million compared to $1.1 million for the six months ended June 30, 2009. Cash used in investing activities during the six month ended June 30, 2010 was due to the acquisition of Cloverleaf, net of cash acquired, of $0.6 million and purchases of $0.7 million of additional property and equipment primarily associated with engineering laboratory expansion and equipment as well as additional equipment for our newly acquired Cloverleaf business.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2010 was $2.2 million compared to $0.2 million for the six months ended June 30, 2009. Cash provided by financing activities for the six months ended June 30, 2010 is attributable to the drawdown of $2.8 million against our credit facility in the second quarter of 2010 and cash received from the sale of stock to employees under our employee stock purchase plan of $0.3 million. This was partially offset by a $0.7 million payment related to a Cloverleaf loan obligation and $0.2 million for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook for 2010, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.

Cloverleaf’s historical expenses have exceeded their net revenue, which is a trend we expect to continue in 2010. For example, Cloverleaf generated net revenue of $1.2 million and incurred a net loss of $3.9 million in 2009. In addition, our Cloverleaf business generated net revenue of $0.3 million and incurred a net loss of $2.7 million during the six months ended June 30, 2010. As a result, we expect that the acquisition of Cloverleaf will be dilutive to our results of operations and also result in a significant net cash outflow through the remainder of 2010 as we continue to invest in new product development. The amount of cash needed to support the business we acquired from Cloverleaf in 2010 will depend primarily on new customer installations, the timing of capital expenditures, product development costs and additional headcount needed to support customer requirements and improving the existing infrastructure of Cloverleaf’s operations.

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. In the first half of 2010, we experienced quality issues associated with certain components provided by one of our suppliers that required us to make substantial repairs. Our supplier has agreed to reimburse us for the costs of the replacement parts and related damages. However, the magnitude of potential damages is currently unknown and to the extent that our supplier cannot or does not continue to reimburse us for any and all damages incurred by us or our customers we could incur material amounts of warranty claims and expenses.

        The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, including the acquisition of Cloverleaf, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs by a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment.

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires three years from its effective date, or in the third quarter of 2011. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of June 30, 2010 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million and had outstanding cash advances or borrowings of approximately $2.8 million.

Off — Balance Sheet Arrangements

At June 30, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our June 30, 2010 balance sheet.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of June 30, 2010, $2.8 million remained outstanding under this line. If we make additional borrowings under this line for extended periods of time, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the six months ended June 30, 2010 were the Euro, Japanese yen and the Israeli New Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.5 million in foreign currency transaction gains during the six months ended June 30, 2010, primarily resulting from the remeasurement process of certain of our European subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our operating results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2010. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We may be involved in certain legal actions and claims from time to time arising in the ordinary course of business. Historically the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.

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

Our business is highly dependent on a limited number of OEM customers. For example, sales to HP accounted for 51% and 54% of our net revenues for the year ended December 31, 2009 and six months ended June 30, 2010, respectively. In addition, sales to NetApp accounted for 25% and 29% of our net revenues for the year ended December 31, 2009 and six months ended June 30, 2010, respectively. We expect HP and NetApp will each represent greater than 10% of our overall revenues for the year ending December 31, 2010. If our relationships with HP and NetApp or certain of our other OEM customers were disrupted or significantly cut back, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, NetApp or our other OEM customers will expand or not otherwise be disrupted. For example, under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. The percentage of products that NetApp can elect to manufacture and sell on a royalty and royalty-free basis increases through April 1, 2011. On April 1, 2011 and thereafter, they have the right to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them. If NetApp were to exercise their rights to manufacture such products on a royalty or royalty-free basis and we are unable to identify an alternative source of revenue and margin to replace the reduced revenue and margin currently associated with such products, our financial results could be materially harmed.

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

Our new integrated storage systems and newly acquired products obtained in the Cloverleaf acquisition, as well as our legacy products, may contain undetected errors, or failures that become epidemic failure, which may be discovered after shipment, resulting in a loss of net revenue, an increase in costs to rework or replace failed products, product liability claims, a tarnished reputation, a loss of customers, or a loss or delay in market acceptance of our products, which could harm our business. The product failure or recall could be the result of components purchased from our suppliers not meeting the required specifications or containing undetected quality errors and manufacturing defects or from our own design deficiencies. For example, during the first half of 2007, we experienced several product quality issues associated with our then recently introduced Series 2000 products. The cost of rectifying these issues had a negative impact on gross margins during the first half of 2007. In addition, in the first half of 2010, we experienced quality issues associated with certain components provided by one of our suppliers that required us to make substantial repairs. Our supplier has agreed to reimburse us for the costs of the replacement parts and related damages, but to the extent our supplier is unable or does not do so, our results of operations and liquidity could be significantly harmed.

Even if the errors are detected before shipment, such errors could result in the halting of production, the delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of about three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in our loss of customers and goodwill. There can be no assurance that our customers will not assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Any such claim could distract management’s attention from operating our business and, if successful, result in damage claims against us that might not be covered by our insurance.

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

In September 2008, we bought certain assets from Cirprico including RAIDCore. We have an agreement with one primary partner to market or integrate RAIDCore into their solutions. While we restructured the agreement in the third quarter of 2010 so that the revenue generated under the agreement should exceed the costs of developing, manufacturing and marketing these products, we cannot be assured that revenues will exceed costs in the future, which could cause, our financial results to be negatively impacted and could also result in an impairment of our related intangible assets.

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

Additional factors which could adversely impact gross margin dollars and gross margin percentage include:

•	changes in the mix of products we sell to our customers;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price performance advantages;

•	our inability to reduce production or component costs;

•	entry into new markets or the acquisition of new customers;

•	sales discounts and marketing development funds;

•	increases in material or labor costs;

•	excess inventory, inventory shrinkages and losses and inventory holding charges;

•	purchase price variances resulting from reductions in component costs purchased on our behalf by our contract manufacturers or owned by us in inventory versus the original cost of those components;

•	increased warranty costs and costs associated with any potential future product quality and product defect issues;

•	our inability to sell our higher performance Series 5000, 3000 and 2000 products, our DMS software and our RAIDCore software;

•	component shortages which can result in expedite fees, overtime or increased use of air freight; and

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

For the year ended December 31, 2009 and for the six months ended June 30, 2010, we incurred net losses of $13.6 million and $12.3 million, respectively. For the remainder of 2010, we expect our business to remain volatile as we are often unable to reliably predict net revenues from our major customers including NetApp, HP and our other customers. Our ability to reliably predict net revenues has become more challenging as a result of our recent acquisition of Cloverleaf. Net revenue levels achieved from NetApp, HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for the remainder of 2010. Consequently, we cannot assure you that we will be profitable in any future period.

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

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included, among other things, severance and related costs for the reduction of approximately 10% of our workforce, a 10% salary reduction for all employees at or above the vice-president level and a 5% salary reduction for certain other employee groups. As a result of these actions, we may experience higher employee attrition rates, which would require us to locate and hire suitable replacements and could cause our business to be harmed.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of June 30, 2010 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise price of $2.40 per share, which at June 30, 2010 exceeded the trading price of our common stock. The warrant is exercisable for a period of five years from the date of issuance, or five years from January 2008. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.

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

Date: August 12, 2010

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2010

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)