Form 10-Q
period 2010-09-30
DOT HILL SYSTEMS CORP
filed 2010-11-04
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The registrant had 55,328,233 shares of common stock, $0.001 par value, outstanding as of October 31, 2010.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended September 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2009	September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$57,574	$41,811
Accounts receivable, net	34,197	35,795
Inventories	4,333	7,499
Prepaid expenses and other assets	5,314	5,256

Total current assets	101,418	90,361
Property and equipment, net	3,616	3,654
Intangible assets, net	3,029	8,105
Goodwill	—	4,140
Other assets	217	408

Total assets	$108,280	$106,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,411	$29,403
Accrued compensation	3,602	2,622
Accrued expenses	4,220	3,362
Deferred revenue	1,217	1,428
Restructuring accrual	1,697	1,646
Bank borrowings and current portion of long-term note payable	261	3,271

Total current liabilities	39,408	41,732
Long-term note payable	346	141
Other long-term liabilities	2,175	1,271

Total liabilities	41,929	43,144

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2009 and September 30, 2010	—	—
Common stock, $.001 par value, 100,000 shares authorized, 48,952 and 55,321 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively.	49	55
Additional paid-in capital	303,841	314,653
Accumulated other comprehensive loss	(3,439)	(3,554)
Accumulated deficit	(234,100)	(247,630)

Total stockholders’ equity	66,351	63,524

Total liabilities and stockholders’ equity	$108,280	$106,668

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
NET REVENUE	$63,600	$61,586	$171,817	$187,053
COST OF GOODS SOLD	51,969	50,291	142,955	157,964

GROSS PROFIT	11,631	11,295	28,862	29,089

OPERATING EXPENSES:
Research and development	7,241	7,439	21,327	23,659
Sales and marketing	2,772	2,592	7,856	9,332
General and administrative	2,320	2,424	7,562	7,725
Restructuring charge	530	104	941	1,806

Total operating expenses	12,863	12,559	37,686	42,522
OPERATING LOSS	(1,232)	(1,264)	(8,824)	(13,433)

OTHER INCOME:
Interest income (expense), net	17	6	132	13
Other income (expense), net	(10)	(2)	(17)	(17)

Total other income (expense), net	7	4	115	(4)

LOSS BEFORE INCOME TAXES	(1,225)	(1,260)	(8,709)	(13,437)
INCOME TAX EXPENSE (BENEFIT)	(88)	9	(94)	93

NET LOSS	$(1,137)	$(1,269)	$(8,615)	$(13,530)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.02)	$(0.18)	$(0.26)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE

Basic and diluted	47,258	53,529	46,978	52,778

COMPREHENSIVE LOSS:
Net loss	$(1,137)	$(1,269)	$(8,615)	$(13,530)
Foreign currency translation adjustment	(89)	(76)	1	(115)

Comprehensive loss	$(1,226)	$(1,345)	$(8,614)	$(13,645)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2010
Cash Flows From Operating Activities:
Net loss	$(8,615)	$(13,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,079	3,024
Provision for bad debt reserve	292	—
Adjustment to contingent consideration	—	(285)
Stock-based compensation expense	2,151	2,314
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	5,587	(1,418)
Inventories	9,086	(3,099)
Prepaid expenses and other assets	(2,046)	(59)
Accounts payable	(2,125)	481
Accrued compensation and other accrued expenses	(401)	(3,468)
Deferred revenue	(1,199)	208
Restructuring accrual	47	(51)
Other long-term liabilities	(367)	(651)

Net cash provided by (used in) operating activities	4,489	(16,534)

Cash Flows From Investing Activities:
Acquisition, net of cash acquired	—	(625)
Purchases of property and equipment	(2,421)	(1,105)

Net cash used in investing activities	(2,421)	(1,730)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	(185)	(970)
Payments on bank borrowings	—	(2,800)
Proceeds from bank borrowings	—	5,800
Common stock issued under stock plans, net	466	372
Net cash provided by financing activities	281	2,402

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	99

Net Increase (Decrease) in Cash and Cash Equivalents	2,358	(15,763)
Cash and Cash Equivalents, beginning of period	56,850	57,574

Cash and Cash Equivalents, end of period	$59,208	$41,811

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	—	8,132
Capital assets acquired but not paid	175	25

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting only of normal recurring adjustments, except for revisions made to our accrued restructuring liability) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2010.

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

A small number of customers account for a significant percentage of our net revenue. Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
HP	58.7%	59.5%	51.1%	55.8%
NetApp	19.5%	27.0%	22.2%	28.1%
Other customers less than 10%	21.8%	13.5%	26.7%	16.1%

Total	100.0%	100.0%	100.0%	100.0%

In the fourth quarter of 2010, we amended our agreement with NetApp to allow NetApp to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to NetApp beginning on December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp subsequent to November 30, 2010. We expect to generate additional revenue from our channel sales, software offerings and new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient revenue and gross profit from these sources to replace the reduced revenue and gross profit currently associated with NetApp, our financial results would be materially harmed.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if VSOE is not available; or estimated selling price, or ESP, if neither VSOE nor TPE is available.

Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, or ASU 2009-14. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified deals originating after January 1, 2010. The adoption of these provisions did not materially affect the results of operations for the three and nine months ended September 30, 2010 and would not have materially impacted previously reported results had the adoption been applied retrospectively, as revenue derived from software sales and multiple-deliverable arrangements were not material. The effect of adopting these standards on future financial periods will vary based on the nature and volume of new or materially modified revenue transactions in any given period.

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

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and nine months ended September 30, 2009 or 2010 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

As of September 30, 2009, options to purchase 6,204,541 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 1,510,991 shares of unvested restricted stock awards and warrants to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

As of September 30, 2010 options to purchase 6,318,094 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 1,367,180 shares of unvested restricted stock awards, and a warrant to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2009	September 30, 2010
Purchased parts and materials	$2,095	$3,851
Finished goods	2,238	3,648

Total inventory	$4,333	$7,499

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

The allocation of the purchase price has been prepared based on preliminary estimates of fair values and is currently incomplete primarily due to certain potential tax and warranty liabilities of Cloverleaf that may have existed prior to the date of the acquisition. Dot Hill is currently in the process of quantifying such amounts, if any, and has not recorded any possible tax or other liabilities as of September 30, 2010. Therefore, actual amounts recorded upon the finalization of certain potential tax liabilities may differ materially from the information presented in this quarterly report on Form 10-Q.

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

$8,835

The acquired software consists of heterogeneous storage virtualization and unified storage technologies that can simplify data center management, eliminate downtime and reduce storage costs. The Cloverleaf Intelligent Storage Networking System—iSN™ trade name is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted to meet the demands of mid to large-sized data centers. Dot Hill expects to amortize the fair value of the acquired software and the trade name on a straight-line basis over a period of seven years and five years, respectively, which management believes to reasonably reflect the pattern over which the economic benefits are being derived.

The goodwill of $4.1 million arising from the Cloverleaf acquisition consists largely of expected synergies in the research and development and sales and marketing areas as a result of combining the operations of Dot Hill and Cloverleaf. In addition, approximately $0.9 million of the goodwill acquired relates to intangible assets that do not qualify for separate recognition. None of the goodwill will be deductible for income tax purposes. All of the goodwill arising from the acquisition of Cloverleaf has been assigned to our Standalone Storage Software operating segment and to the Israel operating reporting unit.

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

Revenue of $0.4 million and a net loss of $4.4 million attributable to the operations of Cloverleaf since the acquisition date are included in our consolidated results of operations for the nine months ended September 30, 2010. The $4.4 million net loss includes $0.1 million of non-recurring restructuring costs and $0.4 million of stock-based compensation expense

Pro forma results

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

	Nine Months Ended
(in thousands, except per share data)	September 30, 2009	September 30, 2010
Net revenue	$172,763	$187,130

Net loss	$(11,974)	$(13,516)

Basic and diluted net loss per share	$(0.23)	$(0.25)

5. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, bank borrowings and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable and bank borrowings approximate their fair values due to their short maturities. The carrying value on our balance sheet of our notes payable and contingent consideration due to Ciprico, Inc. or Ciprico, in connection with the acquisition of certain intangible assets approximates fair value as our credit-adjusted interest rate continues to represent a market participant rate.

6. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2009
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(1,350)	$2,906
NAS technology	3 years	214	(91)	123

Total intangible assets		$4,470	$(1,441)	$3,029

		September 30, 2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(2,147)	2,109
NAS technology	3 years	214	(144)	70
Software	5 years	6,375	(606)	5,769
Trade name	7 years	181	(24)	157

Total intangible assets		$11,026	$(2,921)	$8,105

Amortization expense related to intangible assets totaled $0.3 million, $0.9 million, $0.5 million and $1.5 million for the three and nine months ended September 30, 2009 and 2010, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2010 is as follows (in thousands):

2010 (Remaining 3 months)	$524
2011	2,063
2012	1,724
2013	947
2014	947
Thereafter	1,900

Total	$8,105

7. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2010
Goodwill	$40,700	$—	$40,700
Accumulated impairment losses	(40,700)	—	(40,700)

	—	—	—
Goodwill acquired during the nine months ended September 30, 2010	—	4,140	4,140
Impairment losses	—	—	—

Balance as of September 30, 2010
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700)	—	(40,700)

	$—	$4,140	$4,140

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. There were no indicators that our goodwill was impaired at September 30, 2010.

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

In the first nine months of 2010, we experienced quality issues associated with certain components provided by one of our suppliers that required us to make substantial repairs. Our supplier has agreed to reimburse us for the costs of the replacement parts and related damages. However, the magnitude of potential damages is currently unknown and to the extent that our supplier cannot or does not continue to reimburse us for any and all damages incurred by us or our customers we could incur material amounts of warranty claims and expenses.

Estimated liabilities for product warranties are included in accrued expenses. Our warranty cost activity is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Balance, beginning of period	$1,169	$1,233	$1,560	$993
Charged to operations	301	557	1,178	2,086
Deductions for costs incurred	(545)	(669)	(1,813)	(1,958)

Balance, end of period	$925	$1,121	$925	$1,121

9. Restructuring Charge

In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. As a result of this relocation, we terminated approximately 70 California employees whose positions have been relocated to Colorado and incurred approximately $1.5 million in severance-related costs since the inception of the 2008 Plan, all of which was recognized as of June 30, 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. With the exception of future minimum lease payments relating to the Carlsbad, California facility, we anticipate the remainder of the restructuring costs will be paid out during the fourth quarter of 2010.

As part of the 2008 Plan, we also incurred contract termination costs of $2.9 million since the plan inception through September 30, 2010. In the second quarter of 2010, we incurred additional contract termination costs for facility lease and other associated costs that we continue to incur without economic benefit, as we exited an additional portion of our Carlsbad facility and revised our assumptions regarding the timing and amount of tenant sublease income. In the third quarter of 2010, we incurred additional contract termination costs of $0.1 million for facility lease and other associated costs that we continue to incur without economic benefit. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay the majority of these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.9 million beginning in the first quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.9 million of sublease income we currently expect to receive.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

2008 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2009	$439	$1,258	$1,697
2010 restructuring plan charges	233	933	1,166
Cash payments	(592)	(810)	(1,402)

Accrued restructuring balance as of September 30, 2010	$80	$1,381	$1,461

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 26 employees located in the United States, of which 23 have been terminated as of September 30, 2010. We expect to incur approximately $0.4 million in severance-related costs, the majority of which was recognized in the second and third quarters of 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. With the exception of future minimum lease payments relating to the Carlsbad, California facility, we anticipate the remainder of the restructuring costs will be paid out during the fourth quarter of 2010.

As part of the 2010 Plan, we also incurred contract termination costs for facility lease and other associated costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay the majority of these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.1 million beginning in the first quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.1 million of sublease income we currently expect to receive.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

2010 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2009	$—	$—	$—
2010 restructuring plan charges	377	155	532
Cash payments	(325)	(22)	(347)

Accrued restructuring balance as of June 30, 2010	$52	$133	$185

We also incurred additional severance-related restructuring charges of approximately $0.1 million in the first quarter of 2010 related to the termination of a former employee of Cloverleaf. All of the severance-related costs were paid to this employee in the first quarter of 2010.

10. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires in August of 2011. We are currently negotiating an extension to our credit facility and may incur significant additional costs in order to secure the extension. In addition, there is no guarantee that we will be successful in extending our current credit facility. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of September 30, 2010 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million and had outstanding cash advances or borrowings of approximately $3.0 million. We repaid the $3.0 million of line of credit borrowings in October 2010.

11. Commitments and Contingencies

We may be involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.

12. Segment Information

Primarily as a result of our acquisition of Cloverleaf in January 2010, as well as our ongoing strategic development, planning and evaluation, we changed the structure of our internal organization to focus on our storage systems and standalone software products. As a result, we now have two operating segments, which include storage systems and standalone storage software. Our storage hardware operating segment consists predominantly of our business prior to the acquisition of Cloverleaf. Our standalone storage software operating segment consists primarily of the business we acquired from Cloverleaf and the intellectual property assets we purchased from Ciprico.

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

Our Virtual RAID Adapter, or VRA, technology, or RAIDCore, was purchased in 2008 from Ciprico. This product is a host-based software RAID solution that offers data protection services and a single RAID driver, RAID management and BIOS for multiple controller types, and allows volume server OEMs or ODMs to offer built-in, RAID functionality without the expense of a dedicated RAID-on-chip acceleration device.

Net revenue and operating loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Storage Systems net revenue	63,600	60,924	171,817	185,941
Standalone Storage Software net revenue	—	759	—	1,361

Total segment net revenue	63,600	61,683	171,817	187,302
Elimination of intersegment net revenue	—	(97)	—	(249)

Total Dot Hill consolidated net revenue	63,600	61,586	171,817	187,053

Storage Systems operating income (loss)	(288)	378	(5,845)	(7,246)
Standalone Storage Software operating loss	(944)	(1,642)	(2,979)	(6,187)

Total operating loss	(1,232)	(1,264)	(8,824)	(13,433)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As part of this strategic development, in January 2010, we acquired Cloverleaf, a privately-held software company focused on heterogeneous storage virtualization and unified storage technologies. The acquisition of Cloverleaf could broaden our market opportunities and help accelerate our transition from a provider of storage arrays to a provider of storage solutions and software. The Cloverleaf acquisition also provided us with a new team of software developers and other professionals located in Israel. The Cloverleaf Intelligent Storage Networking System, or iSN™, is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted at meeting the demands of mid to large-sized data centers. The iSN™ incorporates architecture that delivers linear scalability, strong fault tolerance and high levels of availability. The iSN™’s open software is integrated with off the shelf hardware components and provides interoperability and networking technology flexibility.

Our Virtual RAID Adapter, or VRA, technology, or RAIDCore was purchased in 2008 from Ciprico Inc., or Ciprico. This product is a host-based software RAID solution that offers data protection services and a single RAID driver, RAID management and BIOS for multiple controller types, and allows volume server OEMs or ODMs to offer built-in, RAID functionality without the expense of a dedicated RAID-on-chip acceleration device.

We will continue to evaluate acquisition opportunities in the future.

We are also expanding our routes to market beyond our focus on OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We believe this will provide Dot Hill with brand recognition and additional sales channels for all of our products.

Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable customer. Our ability to achieve and maintain profitability will depend on, among other things, the level and mix of orders we actually receive from such customers, the actual amounts we spend on marketing support, the actual amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time, our ability to meet delivery schedules required by our customers, the quality of our products and the economic environment.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our OEM channel partners currently include, among others, Hewlett-Packard, or HP, NetApp, Inc., or NetApp, Motorola, Inc., or Motorola, Lockheed Martin Corporation, Fujitsu Technology Solutions GmbH, or FTS, and Oracle, formerly Sun Microsystems, or Sun. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.

        We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales to additional divisions within HP. Our products are primarily sold within HP’s MSA product line, which includes our Series 2000 products and next generation of Series 3000 products released in the first quarter of 2010. The agreement with HP does not contain any minimum purchase commitments and the term of the agreement was extended from one to five years. Net revenue from HP approximated 59% and 56% of our total net revenue during the three and nine months ended September 30, 2010.

Pursuant to our Development and OEM Supply Agreement with NetApp, we designed and developed general purpose disk arrays for a variety of products to be sold under private label by NetApp. We began shipping products to NetApp under the agreement for general availability in the third quarter of 2007. Net revenue from NetApp has represented a significant portion of our total net revenues in recent periods. Net revenue from NetApp approximated 27% and 28% of our total net revenue during the three and nine months ended September 30, 2010. Under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. In the fourth quarter of 2010, we amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them beginning on December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp subsequent to November 30, 2010. We expect to generate additional revenue from our channel sales, software offerings and new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient revenue and gross profit from these sources to replace the reduced revenue and gross profit currently associated with NetApp, our financial results would be materially harmed.

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

We derive the majority of our net revenues primarily from sales of our Series 2000, 3000 and 5000 family of products.

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

        In December 2008, our management approved, committed to, and initiated a plan, or the 2008 Plan, to restructure and improve efficiencies in our operations. The restructuring was due to a combination of factors, primarily driven by the economic downturn, but also driven by our plan to consolidate a significant portion of our facilities in Carlsbad, California into the Longmont, Colorado facility. With the exception of contract lease termination costs that we will continue to make over the remainder of the Carlsbad facility lease term ending in April 2013, we have largely completed the activities related to the 2008 Plan as of September 30, 2010.

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. Substantially all of our 2010 Plan workforce reductions were completed by September 30, 2010 and we completely exited our Carlsbad facility as of June 30, 2010.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except as noted below, management believes that there have been no significant changes during the three and nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Revenue Recognition

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified sales transactions originating after January 1, 2010. The adoption of these provisions did not materially affect our results of operations for the three and nine months ended September 30, 2010. However, as our software sales increase, we will be required to make significant estimates including determining if our software is essential to the tangible product’s functionality, establishing separate units of accounting in multiple element arrangements and, if applicable, allocating arrangement consideration to each deliverable based on estimates of the relative selling price.

Valuation of Goodwill

We perform an assessment of our goodwill for impairment annually at November 30, or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. All of our goodwill at September 30, 2010 has been assigned to our Israel reporting unit, which is a subset of our standalone storage software operating segment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Product cost of goods sold	81.7	80.9	83.2	83.6
Amortization of intangible assets	—	0.8	—	0.8

Total cost of goods sold:	81.7	81.7	83.2	84.4

Gross profit	18.3	18.3	16.8	15.6

Operating expenses:
Research and development	11.4	12.1	12.4	12.6
Sales and marketing	4.4	4.2	4.6	5.0
General and administrative	3.6	3.9	4.4	4.1
Restructuring charge	0.8	0.2	0.5	1.0

Total operating expenses	20.2	20.4	21.9	22.7

Operating loss	(1.9)	(2.1)	(5.1)	(7.1)
Other income, net	0.0	—	0.1	—

Loss before income taxes	(1.9)	(2.1)	(5.0)	(7.1)

Income tax expense (benefit)	(0.1)	—	(0.1)	—

Net loss	(1.8)%	(2.1)%	(4.9)%	(7.1)%

Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2010

Net Revenue

	Three Months Ended September 30,
	2009	2010	Decrease	% Change
	(in thousands, except percentages)
Net revenue	$63,600	$61,586	$(2,014)	-3.2%

	Nine Months Ended September 30,
	2009	2010	Increase	% Change
	(in thousands, except percentages)
Net revenue	$171,817	$187,053	$15,236	8.9%

The decrease in net revenue for the three months ended September 30, 2010 was largely due to various product and customer transitions. For example, Sun sales decreased to $0 for the three months ended September 30, 2010 compared to $0.5 million for the three months ended September 30, 2009. The decline in Sun net revenue is due to the products we sell to Sun reaching the end of their product life cycle. FTS sales decreased to $0.4 million for the three months ended September 30, 2010 compared to $3.2 million for the three months ended September 30, 2009. The decrease in net revenue from FTS is due to FTS’s decision to internally source the product we sell to FTS. HP sales decreased to $36.6 million for the three months ended September 30, 2010 compared to $37.3 million for the three months ended September 30, 2009. We also experienced declines in sales to other smaller customers, including Sepaton and Motorola, primarily as a result of the timing of transitioning from legacy products to newer generation products.

We also worked with certain of our customers in the three months ended September 30, 2009 to improve supply chain efficiencies and transfer ownership to them of much of the finished goods hub inventories that we had previously held on their behalf, resulting in an increase in net revenue during the three months ended September 30, 2009.

In addition, during the three months ended September 30, 2009, we executed a change order with a customer resulting in the completion of a contract, which had been accounted for under the completed-contract method. Both parties agreed to end the contract due to the significant changes in the overall scope of the program. As a result, we recognized $1.5 million in revenue for the three months ended September 30, 2009.

Partially offsetting these decreases in net revenue for the three months ended September 30, 2010, was an increase in NetApp net revenue to NetApp based on the success of NetApp’s FAS 2000 product line. Sales to NetApp totaled $16.6 million for the three months ended September 30, 2010 compared to $12.4 million for the three months ended September 30, 2009. However, under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to NetApp. In the fourth quarter of 2010, we amended our agreement with NetApp to allow NetApp to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to NetApp beginning on December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp subsequent to November 30, 2010. We expect to generate additional revenue from our channel sales, software offerings and new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient revenue and gross profit from these sources to replace the reduced revenue and gross profit currently associated with NetApp, our financial results would be materially harmed.

The increase in net revenue for the nine months ended September 30, 2010 was mostly due to an increase in sales to HP. Sales to HP totaled $104.4 million for the nine months ended September 30, 2010 compared to $87.8 million for the nine months ended September 30, 2009. The increase in HP net revenue is due to the growth in the HP MSA product line, which includes our Series 2000 products and Series 3000 products. Although our Series 2000 products are in the decline phase of the product life cycle, demand for these products continues to be significant. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products have increased significantly during each quarter of 2010.

In addition, sales to NetApp increased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 based on the success of NetApp’s FAS 2000 product line. Sales to NetApp totaled $52.5 million for the nine months ended September 30, 2010 compared to $38.1 million for the nine months ended September 30, 2009.

These increases were partially offset by a decrease in net revenue from Sun, FTS, and other smaller customers. Sun sales decreased to $0.5 million for the nine months ended September 30, 2010 compared to $9.8 million for the nine months ended September 30, 2009. The decline in Sun net revenue is due to the products we sell to Sun reaching the end of their product life cycle. FTS sales decreased to $2.1 million for the nine months ended September 30, 2010 compared to $10.1 million for the nine months ended September 30, 2009. The decrease in net revenue from FTS is due to FTS’s decision to internally source the product we sell to FTS. We also experienced declines in sales to other smaller customers primarily as a result of product transition.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Cost of goods sold	$51,969	81.7%	$50,291	81.7%	$(1,678)	-3.2%
Gross profit	$11,631	18.3%	$11,295	18.3%	$(336)	-2.9%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Cost of goods sold	$142,955	83.2%	$157,964	84.4%	$15,009	10.5%
Gross profit	$28,862	16.8%	$29,089	15.6%	$227	0.8%

Cost of goods sold decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of a decrease in sales. Gross profit margin totaled 18.3% for both the three months ended September 30, 2009 and 2010. We experienced a more favorable mix of product sales during the three months ended September 30, 2009, as a higher percentage of our sales were to Sun and a lower percentage of our sales were to HP and Net App. Additionally, gross profit was positively impacted by $1.1 million as a result of the recognition of revenue and costs of goods sold associated with the completion of our long-term contract accounted for under the completed contract method. However, we experienced lower manufacturing overhead costs during the three months ended September 30, 2010 as a result of our 2008 Plan and 2010 Plan restructuring activities and also incurred lower manufacturing variances, including favorable pricing variances and lower excess and obsolete inventory charges.

        Gross profit margin for the nine months ended September 30, 2010 was 15.6% compared to 16.8% for the nine months ended September 30, 2009. The decrease in gross profit margin was primarily due to product mix, as the products we sell to HP and NetApp typically have a higher product cost as a percentage of revenue and a lower gross profit than the products we sell to Sun. Sales to HP and NetApp approximated 83.9% of our net revenues for the nine months ended September 30, 2010 compared to 73.3% of our net revenues for the nine months ended September 30, 2009 while sales to Sun were less than 1% of our net revenue for the nine months ended September 30, 2010 compared to 5.7% of net revenues for the nine months ended September 30, 2009. We expect that the mix of products we sell, in particular, the products we sell to HP, will continue to affect our cost of goods sold and gross profit margin.

Also contributing to the decrease in gross profit were higher amortization expense, warranty expenses and freight costs for the nine months ended September 30, 2010 compared to the same period in 2009. Warranty expenses increased as a result of a higher volume of quality related warranty claims, as we experienced component failure issues with certain of our battery and hard disk drive suppliers, as well as firmware failures within one of our products. Additionally, freight costs increased as a result of the increase in revenue and overall shipment volume as well as from expedite charges. Amortization expense increased due to the inclusion of Ciprico amortization in cost of goods sold as a result of the RAID Core product now generating revenue, as well as additional amortization resulting from the Cloverleaf acquisition. Prior to 2010, Ciprico amortization was included in research and development expense.

Research and Development Expenses

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and development expenses	$7,241	11.4%	$7,439	12.1%	$198	2.7%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and development expenses	$21,327	12.4%	$23,659	12.6%	$2,332	10.9%

Research and development expense increased $0.2 million to $7.4 million for the three months ended September 30, 2010 compared to $7.2 million for the three months ended September 30, 2009. This increase was primarily due to an increase in salaries and payroll related expenses of $0.6 million, an increase in consulting costs of $0.2 million and an increase in depreciation expense of $0.1 million. These increases were partially offset by a decrease in Ciprico intangible asset amortization expense of $0.3 million, a decrease in engineering materials expense of $0.3 million and a decrease in facilities and common costs of $0.1 million. The increase in salary and payroll related expenses is primarily a result of the additional employees engaged in research and development activities associated with the Cloverleaf acquisition. Consulting costs increased largely as a result of certain engineering functions being performed by consultants in India and an increase in the use of domestic engineering consultants to assist with certain strategic development projects. The increase in depreciation expense was primarily the result of the additional equipment acquired in the Cloverleaf acquisition and also due to additional capital expenditures for our Longmont engineering labs. Ciprico intangible asset amortization expense decreased as the related RAID Core product is now generating revenue and therefore the amortization is included in cost of sales. The decrease in engineering materials expense is largely the result of the timing of our engineering material purchases in conjunction with the release of our next generation series 3000 products in the first quarter of 2010. Facilities and common costs decreased as a result of the 2008 Plan and 2010 Plan restructuring activities completed in the second quarter of 2010.

Research and development expense increased $2.3 million to $23.7 million for the nine months ended September 30, 2010 compared to $21.3 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in salaries and payroll related expenses of $2.1 million, an increase in consulting costs of $1.1 million, an increase in depreciation expense of $0.3 million, an increase in facilities and common expenses of $0.1 million, and increases in various other items such as travel, rental equipment and stock-based compensation, which approximated $0.2 million. Salaries and payroll related expenses, consulting costs and depreciation expense and facilities costs increased for the same reasons as outlined above. These increases were partially offset by a decrease in Ciprico intangible asset amortization expense of $0.8 million, and a decrease in engineering materials expense of $0.4 million. Ciprico amortization expense and engineering materials expense decreased for the same reasons as outlined above. In addition, during the first quarter of 2010, we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Accordingly, we reduced the contingent consideration liability and research and development expense in the statement of operations to reflect the $0.3 million reduction in estimated contingent consideration liability.

Although research and development expenses increased significantly for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the increase was considerably less for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of the 2008 and 2010 Plan restructuring activities completed in the second quarter of 2010.

Sales and Marketing Expenses

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010		Decrease		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and marketing expenses	$2,772	4.4%	$2,592	4.2%	$(180	)_	-6.5%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Increase		% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and marketing expenses	$7,856	4.6%	$9,332	5.0%	$1,476		18.8%

Sales and marketing expense decreased $0.2 million to $2.6 million for the three months ended September 30, 2010 compared to $2.8 million for the three months ended September 30, 2009. This decrease was primarily due to a decrease in salaries and payroll related expenses of $0.2 million, a decrease in facilities and common costs of $0.1 million and a decrease in commissions of $0.1 million. These decreases were partially offset by an increase in marketing research costs of $0.1 million and customer-related evaluation product expenses of $0.1 million. The decrease in salary and payroll related expenses is primarily a result of a decrease in the number of employees engaged in sales and marketing activities and lower salaries as a result of our 2010 Plan restructuring activities initiated in the second quarter of 2010. The decrease in facilities and common costs were attributable to the 2008 Plan and 2010 Plan restructuring activities and the decrease in commissions is due to lower sales and fewer sales and marketing employees. These decreases were partially offset by an increase in marketing research costs as we engaged a third party consulting firm to assist us with various marketing activities during the three months ended September 30, 2010 and an increase in customer-related evaluation product expenses due to new product releases in 2010, including those products acquired in the Cloverleaf acquisition.

Sales and marketing expense increased $1.5 million to $9.3 million for the nine months ended September 30, 2010 compared to $7.9 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in customer-related evaluation product expenses of $0.6 million, an increase in salaries and payroll related expenses of $0.5 million, an increase in marketing research and promotional materials expenses of $0.4 million and an increase in travel expenses of $0.1 million. These increases were partially offset by decreases in facilities and common costs of $0.1 million as a result of the 2010 Plan activities. Salaries and payroll related costs, customer-related evaluation product expenses, marketing research and promotional materials expenses increased for the same reasons as outlined above. The increase in travel expenses was primarily the result of an increase in customer visits.

General and Administrative Expenses

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and administrative expenses	$2,320	3.6%	$2,424	3.9%	$104	4.5%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and administrative expenses	$7,562	4.4%	$7,725	4.1%	$163	2.2%

General and administrative expenses increased $0.1 million to $2.4 million for the three months ended September 30, 2010 compared to $2.3 million for the three months ended September 30, 2009. This increase was primarily attributable to changes in foreign currency gains and losses of $0.4 million and an increase in salaries and payroll related expenses of $0.1 million. These increases were partially offset by a reduction in administrative professional fees of $0.2 million, a reduction in board of director fees of $0.1 million and a reduction in stock-based compensation charges of $0.1 million. The change in foreign currency gains and losses were primarily the result of changes in the value of the Euro and British pound in relation to the United States dollar. Salaries and payroll related expenses increased primarily as a result of duplicative personnel while we transitioned certain of our administrative functions to Longmont, Colorado from Carlsbad, California. The reduction in professional services fees were primarily the result of negotiating lower fees with many of our administrative service providers. Board of director fees decreased as a result of a reduction in the number of our board members and stock-based compensation decreased as a result of certain performance-based restricted stock awards that were deemed not probable of vesting in the third quarter of 2010.

General and administrative expenses increased $0.2 million to $7.7 million for the nine months ended September 30, 2010 compared to $7.6 million for the nine months ended September 30, 2009. This increase was primarily attributable to an increase in salaries and payroll related expenses of $0.4 million, travel expenses of $0.2 million, recruiting fees of $0.1 million and additional administrative activities related to our acquired Cloverleaf entity of $0.1 million. These increases were partially offset by changes in foreign currency gains and losses of $0.2 million, a reduction in board of director fees of $0.2 million, a reduction in administrative professional fees of $0.1 million and a reduction in stock-based compensation charges of $0.1 million. Salaries and payroll related expenses increased for the same reasons as outlined above. Travel expenses and recruiting fees increased primarily as a result of the transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California. Foreign currency gains and losses, board of director fees, administrative professional fees and stock-based compensation charges decreased for the same reasons as outlined above.

Restructuring Charge

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010		Decrease	% Change
	Amount	% of Net	Amount	% of Net Revenue
Revenue
(in thousands, except percentages)
Restructuring charge	$530	0.8%	$104	0.2%	$(426)	-80.4%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010
	Amount	% of Net	Amount	% of Net	Increase	%
		Revenue		Revenue		Change
(in thousands, except percentages)
Restructuring charge	$941	0.5%	$1,806	1.0%	$865	91.9%

The decrease in restructuring charges for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily the result of the completion of our 2008 Plan severance costs in the second quarter of 2010. The increase in restructuring charges for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily the result of additional contract termination costs related to our 2008 Plan, as we revised our assumptions regarding the timing and amount of tenant sublease income in the second quarter of 2010. In addition, also in the second quarter of 2010, our management approved, committed to, and initiated the 2010 Plan to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility.

Other Income, net

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other income/(loss), net	$7	0.0%	$4	0.0%	$(3)	-42.9%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other income/(loss), net	$115	0.1%	$(4)	0.0%	$(119)	-103.5%

The decrease in other income, net for the three and nine months ended September 30, 2010 is primarily attributable to a decrease in interest income primarily due to declining interest rates and lower cash balances.

Income Taxes

We recorded an income tax benefit of $0.1 million for the three and nine months ended September 30, 2009. We recorded an income tax provision of $0.0 million for the three months ended September 30, 2010 and $0.1 million for the nine months ended September 30, 2010. Our effective income tax rate differs from the U.S. federal statutory rate primarily due to our U.S. and foreign deferred tax asset valuation allowance position, foreign taxes and state taxes.

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

As of September 30, 2010, we had $41.8 million of cash and cash equivalents and $48.6 million of working capital compared to $57.6 million of cash and cash equivalents and $62.0 million of working capital as of December 31, 2009.The decrease in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $3.3 million in short-term debt and $0.1 million in long-term debt at September 30, 2010, consisting of bank borrowings against our line of credit of $3.0 million and a note payable issued in connection with the acquisition of certain intangible assets from Ciprico of $0.4 million.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $16.5 million compared to $4.5 million of cash provided by operations for the nine months ended September 30, 2009. The operating activities that affected cash consisted primarily of increase in our net loss, which totaled $13.5 million for the nine months ended September 30, 2010 compared to $8.6 million for the nine months ended September 30, 2009. The increase in our net loss was primarily attributable to higher operating expenses as a result of the additional costs associated with the acquired Cloverleaf business, investments in our reseller channel, additional restructuring costs related to our 2008 Plan as well as our 2010 Plan and lower interest income due to lower interest rates and cash balances. Partially offsetting the increase in our net loss was a higher gross profit, which was largely due to an increase in revenue and lower manufacturing variances and excess inventory charges.

The adjustments to reconcile net loss to net cash used in operating activities for the nine months ended September 30, 2010 that did not affect cash consisted of depreciation and amortization of $3.0 million, stock-based compensation expense of $2.3 million, and a gain associated with an adjustment to our contingent consideration liability to Ciprico of $0.3 million.

Cash flows from operations reflects the negative impact of $1.4 million related to an increase in accounts receivable, which was primarily due to the timing of shipments in the third quarter of 2010 compared to the fourth quarter of 2009. Cash collection efforts remained strong, although our days sales outstanding increased to 53 days for the three months ended September 30, 2010 from approximately 49 days for the three months ended December 31, 2009. Cash flows from operations also reflects the negative impact of $3.1 million related to an overall increase in inventories at September 30, 2010 compared to December 31, 2009, as we had contractual purchase obligations for certain components with some of our contract manufacturing partners and we also built inventory related to the products we acquired from Cloverleaf and for service inventory requirements.

Additional uses of cash flows from operations include $3.5 million of cash from operations related to a decrease in accrued compensation and other expenses, which was the result of the payment of $1.5 million of accrued Cloverleaf liabilities assumed in the business combination, a reduction in accrued contract manufacturer liabilities of $1.2 million as a result of the timing of inventory receipts and the timing of applying pricing credits, a net reduction in accrued payroll of $0.5 million due the timing of payroll, a net reduction in various accrued bonus programs of $0.4 million as a result of payouts made in 2010, and a net reduction in accrued employee stock purchase plan payments of $0.2 million due to the timing of the share purchase. This was partially offset by an increase in our accrued vacation liability of $0.3 million.

In addition, we used $0.7 million of cash from operations for long-term liabilities resulting from $0.2 million of amortization related to a customer prepayment and $0.5 million of deferred rent amortization.

Cash flows from operations include sources of cash of $0.5 million related to an increase in accounts payable due to the timing of payments to our vendors as our days payable outstanding increased from 49 days for the three months ended December 31, 2009 to 54 days for the three months ended September 30, 2010. Although we experienced an increase in accounts payable, we made an early payment of $3.0 million to one of our suppliers to take advantage of better pricing terms. Cash flows from operations also include sources of cash of $0.2 million related to an increase in deferred revenue as we received up-front payments for engineering services and maintenance contracts, net of amortization.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2010 was $1.7 million compared to $2.4 million for the nine months ended September 30, 2009. Cash used in investing activities during the nine months ended September 30, 2010 was due to the acquisition of Cloverleaf, net of cash acquired, of $0.6 million and purchases of $1.1 million of additional property and equipment primarily associated with engineering laboratory expansion and equipment as well as additional equipment for our newly acquired Cloverleaf business.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2010 was $2.4 million compared to $0.3 million for the nine months ended September 30, 2009. Cash provided by financing activities for the nine months ended September 30, 2010 is attributable to the drawdown of $3.0 million against our credit facility in the third quarter of 2010 and cash received from the sale of stock to employees under our employee stock plans of $0.4 million. This was partially offset by a $0.7 million payment related to a Cloverleaf loan obligation and $0.3 million for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook for 2010, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.

Cloverleaf’s historical expenses have exceeded their net revenue, which is a trend we expect to continue in 2010. For example, Cloverleaf generated net revenue of $1.2 million and incurred a net loss of $3.9 million in 2009. In addition, our Cloverleaf business generated net revenue of $0.4 million and incurred a net loss of $4.4 million during the nine months ended September 30, 2010. As a result, we expect that the acquisition of Cloverleaf will be dilutive to our results of operations and also result in a significant net cash outflow through the remainder of 2010 as we continue to invest in new product development. The amount of cash needed to support the business we acquired from Cloverleaf in 2010 will depend primarily on new customer installations, the timing of capital expenditures, product development costs and additional headcount needed to support customer requirements and improving the existing infrastructure of Cloverleaf’s operations. We expect the amount of cash required to support the business we acquired from Cloverleaf will decrease in 2011 primarily as a result of expected increases in net revenue from the newly acquired Cloverleaf technology platform.

We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material adverse effect on our operating results and financial condition. In the first nine months of 2010, we experienced quality issues associated with certain components provided by one of our suppliers that required us to make substantial repairs. Our supplier has agreed to reimburse us for the costs of the replacement parts and related damages. However, the magnitude of potential damages is currently unknown and to the extent that our supplier cannot or does not continue to reimburse us for any and all damages incurred by us or our customers we could incur material amounts of warranty claims and expenses.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. The credit agreement expires in August of 2011. We are currently negotiating an extension to our credit facility and may incur significant additional costs in order to secure the extension. In addition, there is no guarantee that we will be successful in extending our current credit facility. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of September 30, 2010 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million and had outstanding cash advances or borrowings of approximately $3.0 million.

Off — Balance Sheet Arrangements

At September 30, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our September 30, 2010 balance sheet.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of September 30, 2010, $3.0 million remained outstanding under this line. If we make additional borrowings under this line for extended periods of time, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the nine months ended September 30, 2010 were the Euro, Japanese yen and the Israeli New Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.1 million in foreign currency transaction losses during the nine months ended September 30, 2010, primarily resulting from the remeasurement process of certain of our European subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our operating results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2010. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Our business is highly dependent on a limited number of OEM customers. For example, sales to HP accounted for 51% and 56% of our net revenues for the year ended December 31, 2009 and nine months ended September 30, 2010, respectively. In addition, sales to NetApp accounted for 25% and 28% of our net revenues for the year ended December 31, 2009 and nine months ended September 30, 2010, respectively. We expect HP and NetApp will each represent greater than 10% of our overall revenues for the year ending December 31, 2010. If our relationships with HP and NetApp or certain of our other OEM customers were disrupted or significantly cut back, we would lose a significant portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, NetApp or our other OEM customers will expand or not otherwise be disrupted. For example, under our agreement with NetApp, NetApp has the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we currently manufacture and sell to them. In the fourth quarter of 2010, we amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we currently manufacture and sell to them beginning on December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp subsequent to November 30, 2010. We expect to generate additional revenue from our channel sales, software offerings and new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient revenue and gross profit from these sources to replace the reduced revenue and gross profit currently associated with NetApp, our financial results would be materially harmed.

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

Our new integrated storage systems and newly acquired products obtained in the Cloverleaf acquisition, as well as our legacy products, may contain undetected errors, or failures that become epidemic failure, which may be discovered after shipment, resulting in a loss of net revenue, an increase in costs to rework or replace failed products, product liability claims, a tarnished reputation, a loss of customers, or a loss or delay in market acceptance of our products, which could harm our business. The product failure or recall could be the result of components purchased from our suppliers not meeting the required specifications or containing undetected quality errors and manufacturing defects or from our own design deficiencies. For example, during the first half of 2007, we experienced several product quality issues associated with our then recently introduced Series 2000 products. The cost of rectifying these issues had a negative impact on gross margins during the first half of 2007. In addition, in the first nine months of 2010, we experienced quality issues associated with certain components provided by one of our suppliers that required us to make substantial repairs. Our supplier has agreed to reimburse us for the costs of the replacement parts and related damages, but to the extent our supplier is unable or does not do so, our results of operations and liquidity could be significantly harmed.

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

In January 2010, we acquired Cloverleaf, a privately held software company. The Cloverleaf acquisition also provided us with a new team of software development and other professionals, primarily based primarily in Israel. Cloverleaf’s products provide heterogeneous storage virtualization and unified storage technologies that can simplify data center management, eliminate downtime and reduce storage costs. The Cloverleaf Intelligent Storage Networking System—iSN™ trade name is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted to meet the demands of mid to large-sized data centers. Cloverleaf was our first acquisition involving significant international operations. We expect that the integration of Cloverleaf’s operations with our own will be a complex, time-consuming and costly process involving typical acquisition risks and related challenges, some of which are discussed below:

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

In September 2008, we bought certain assets from Ciprico including RAIDCore. We have an agreement with one primary partner to market or integrate RAIDCore into their solutions. While we restructured the agreement in the third quarter of 2010 so that the revenue generated under the agreement should exceed the costs of developing, manufacturing and marketing these products, we cannot be assured that revenues will exceed costs in the future, which could cause, our financial results to be negatively impacted and could also result in an impairment of our related intangible assets.

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

For the year ended December 31, 2009 and for the nine months ended September 30, 2010, we incurred net losses of $13.6 million and $13.5 million, respectively. For the remainder of 2010, we expect our business to remain volatile as we are often unable to reliably predict net revenues from our major customers including NetApp, HP and our other customers. Our ability to reliably predict net revenues has become more challenging as a result of our recent acquisition of Cloverleaf. Net revenue levels achieved from NetApp, HP and our other customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for the remainder of 2010. Consequently, we cannot assure you that we will be profitable in any future period.

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

Dilution of the per share value of our common stock could result from the exercise of outstanding warrants. As of September 30, 2010 there was an outstanding warrant to purchase 1,602,489 shares of our common stock. The warrant has an exercise price of $2.40 per share, which at September 30, 2010 exceeded the trading price of our common stock. The warrant is exercisable for a period of five years from the date of issuance, or five years from January 2008. When the exercise price of the warrant is less than the trading price of our common stock, exercise of the warrant would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of the warrant could cause the trading price of our common stock to decline.

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

Date: November 4, 2010
	By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2010

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)