Form 10-K
period 2010-12-31
DOT HILL SYSTEMS CORP
filed 2011-03-09
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010 was $64,795,982.

The number of shares of the registrant’s common stock outstanding as of February 28, 2011 was 56,332,232.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

We design, manufacture and market a range of software and hardware storage systems for the entry and midrange storage markets. Beginning in the second half of 2009, we began placing more emphasis on selling higher gross margin products which includes software, appliance products, and hardware products through indirect sales channels. We have two operating segments, which include storage systems and standalone storage software.

Typical customers for our storage systems operating segment, which includes our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our AssuredSAN 5000 Series products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S.

government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSAN 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, FC, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.

Our standalone storage software operating segment consists of our AssuredUVS and AssuredVRA product lines.

In November 2010, we launched the AssuredUVS unified virtual storage appliance product line for our branded products through our indirect sales channels and we continue to sell the AssuredUVS software-only to qualified OEM accounts worldwide. This product line, formerly known as the intelligent storage networking system, or iSNTM, is based on the technology we acquired in January 2010 from Cloverleaf Communications, Inc, or Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. The appliance products consist of a standard off-the-shelf x86 server, combined with the proprietary software that delivers the unified virtual storage feature set. Our storage arrays are also available bundled with this appliance. We believe this product line will broaden market opportunities in both OEM and branded indirect sales channels and help accelerate our transition from a provider of hardware storage arrays to a provider of unified virtual storage solutions. Sales of AssuredUVS products were not significant in 2010. Although we expect sales of our AssuredUVS products to increase, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2010. Although we expect sales of our AssuredVRA products to increase in 2011, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

We have decided to expand our routes to market beyond our focus on original equipment manufacturers, or OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We continued to expand our channel program in 2010 and we believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2010. We expect sales to our channel partners of our AssuredSAN and AssuredUVS products will increase in 2011.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our storage system operating segment OEM partners currently include, among others, Hewlett-Packard, or HP, Lenovo, Ericsson, Motorola, Inc., or Motorola, General Dynamics Government Systems Corporation, or General Dynamics, Lockheed Martin Corporation, or Lockheed Martin, NEC, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Stratus Technologies, or Stratus, and Fujitsu Technology Solutions GmbH, or FTS. Our standalone storage software operating segment OEM partners currently include, among others, Dell Inc., or Dell and Xiotech. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations. See Note 13 of the Notes to Consolidated Financial Statements for information regarding our operating segments and a breakout of our net revenue by geographical regions.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. Net revenue from HP approximated 57% of our total net revenue in 2010. We expect sales to HP will represent a higher percentage of our total net revenue in 2011.

We previously designed and developed general purpose disk arrays for a variety of products that were sold under private label by NetApp, Inc., or NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

We expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed. Net revenue from NetApp approximated 26% of our total net revenue in 2010, all of which was attributable to our storage systems operating segment.

We expect our total net revenue to decrease in 2011 compared to 2010 as a result of exiting our relationship with NetApp.

In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM schedules and milestones;

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

•

the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us.

For these and other reasons, our net revenue and results of operations in 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2011.

We have also historically outsourced our manufacturing to Flextronics International Limited, or Flextronics, MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. We do not expect to outsource much of our manufacturing to Flextronics, SYNNEX or MiTAC in 2011.

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. Substantially all of our 2010 Plan workforce reductions were completed by December 31, 2010 and we completely exited our Carlsbad facility as of June 30, 2010.

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

Industry Background

Growth of Data Storage

The efficient generation, storage, management and retrieval of digital data and content has become increasingly strategic and mission-critical to organizations. In essence, we believe storage is becoming a non-discretionary purchase. The volume of this data continues to grow rapidly, driven by several factors, including, among others:

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

While research of worldwide external disk storage systems shipped is not yet completely available, the industry continued to report an overall capacity growth in 2010 despite economic conditions. A further trend that is expected to benefit us is a shift in spending toward entry-level storage and midrange markets as IT budgets are adjusted downwards. We expect this trend to continue into 2011 and potentially beyond as entry level and midrange storage starts to offer an increasing number of traditional enterprise level features.

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

Unified Virtual Storage Systems

The need for unified virtual storage systems within IT departments in the SMB market segment is creating a new opportunity for storage solutions. Unified storage systems are defined as those that manage both block and file (or SAN and NAS) storage volumes, often with the ability to support multiple protocols, sometimes across multiple brands of storage arrays and manage them through a common interface. Virtual storage systems are those that deliver virtual storage functionality including volume management, thin and tiered provisioning, snapshots, replications and other features that are independent of the underlying hardware in an array, with the ability to scale out across multiple nodes for higher performance and larger capacity, and manage these features from a single interface tool. We believe there are emerging opportunities for storage systems that offer both unified and virtual features in the same system. Our AssuredUVS appliance was launched in November 2010 with this feature set which we believe will enable us to pursue these new opportunities as market adoption of these systems increases in 2011 and beyond.

Storage Area Networks

End-users require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance or reliability. Historically, SCSI was the primary method of connecting storage to servers, based on a direct attached storage, or DAS, model. SAS has been adopted to replace parallel SCSI. Subsequently, the FC protocol was developed, which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. More recently, the iSCSI protocol has emerged in entry-level and midrange systems for storage connected via standard local area networks, or LANs, and wide area networks, or WANs, and leverages the significant investments and existing deployments of Ethernet technology. On-going developments in the industry have also led to preliminary proposed standards for FC over Ethernet, or FCoE. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards.

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

Direct Attached Storage

A significant portion of storage systems that do not require the benefits of a scalable networked storage infrastructure are based on a DAS architecture attached directly to a server. Such storage is typically used to create a large data storage attached to a single server that is then shared or accessed over a general purpose LAN as opposed to a dedicated storage network. Newer clustered file systems for example are often based on large arrays of networked servers that each have a local set of disks, or a RAID disk set, as their local data storage. These local DAS RAID arrays can range from several disks housed inside the server and controlled by software RAID or a local RAID controller adapter installed inside the server, up to larger RAID arrays connected to the server via a local high speed dedicated storage link. RAID arrays inside the servers can require a dedicated RAID host bus adapter that interfaces multiple disk drives to the host computer bus to provide a high performance disk array with RAID level data protection. More recent server implementations are commonly replacing the dedicated RAID host bus adapter with a lower cost built in disk input/output, or I/O, controller function built into the server motherboard, and implementing the RAID software on the host server operating system. This same RAID controller or software is also capable of connecting to external JBOD or SAS RAID arrays via an external SAS cable to provide extremely cost effective, local storage for servers. We intend to serve this market with our acquired RAIDCore product, known as AssuredVRA.

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

Our Solutions

Hardware Based Storage Solutions

We offer a flexible, broad line of networked data storage solutions composed of standards-based hardware and embedded software for open systems environments including SAS, FC and iSCSI storage markets. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products, at prices that are suitable for the entry-level or midrange markets. Our end-users consist of entry-level and midrange users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our AssuredSAN product lines range from approximately a few TB to hundreds of TB storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

These products and services are intended to provide users with the following benefits:

•

Low Total Cost of Ownership and High Return on Investment. Our products combine reliability, flexibility, scalability and manageability into one of the smallest form factors in today’s market. Our product set provides end-users with a low total cost of ownership due to our products’ high reliability, the simplicity of our “plug-and-play” technology, decreased service and support costs and modular system approach that allow end-users to add capacity as needed. The modular nature of our products addresses our end-users’ desire for a storage solution that does not require a large, upfront investment in a monolithic structure with unused capacity. In addition, we believe that our AssuredSAN storage systems are among the most space-efficient in the storage industry, maximizing the utilization of our customers’ limited space and significantly reducing their costs. By extending and leveraging our customers’ installed storage system and architecture, we are able to provide solutions that offer both a lower total cost of ownership and a higher return on investment.

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

•

Reliability. We believe that high reliability is essential to our customers due to the critical nature of the data being stored. We offer high reliability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our storage systems. Redundant components have the ability to be replaced while the system is online without interrupting network activity. All of our AssuredSAN 5000 Series products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F certifications. Our AssuredSAN product family is targeted at the general purpose market without compromising our high reliability standards.

•

High-end performance attributes and features. Our AssuredSAN products are enclosed in a compact two unit high chassis which accommodates up to 12 3.5” disk drives or 24 2.5” disk drives in the array. Arrays can be configured from 876 GB for entry-level Series 2000 products to 192 TB for the Series 3000 products. Customers can intermix SAS and SATA II drives in the same enclosure offering a multitude of configuration options that provide greater flexibility to end-users that wish to store different performance profiles of data in the same physical array. Additionally, our AssuredSAN products currently feature the industry’s only unified product architecture which utilizes a common RAID controller architecture from the entry-level to the midrange, regardless of protocol.

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

•

Manageability. The ability to manage storage systems, particularly through software, is a key differentiator among storage vendors. RAIDar (TM), our storage management software for AssuredSAN products, enable customers to more easily manage and configure their storage systems and respond to their changing system requirements.

•

Data Management Software. We introduced our data management services, or DMS, in 2007 in conjunction with the launch of our AssuredSAN product family. AssuredSnap (TM) enables point in time snapshots of data for usage in real-time backups, data mining and disaster avoidance. AssuredCopy (TM) enables users to create a clone copy of data at any point in time and AssuredRemote (TM) enables remote replication between arrays. We expect to continue to expand our portfolio of DMS available for our AssuredSAN based products.

Software Based Storage Solutions

We offer a line of unified virtual storage appliances called the AssuredUVS product line. To OEM customers, such as Xiotech, we market this technology as a software-only product with a license fee based business model. To end user customers, we market this technology as complete appliance products (hardware servers, software, and storage options) through our indirect sales channel under the Dot Hill brand.

We believe this technology will be able to address some substantial emerging storage management issues facing systems administrators in SMB organizations worldwide. The AssuredUVS product line delivers the following:

•

Simplified Unified Storage Management. The AssuredUVS provides the ability to create and manage virtual volumes for block (SAN) and file (NAS) storage with complete storage ecosystem management using a unified set of management tools so IT personnel can do more with the same resources.

•

Storage Virtualization. The AssuredUVS provides a full set of virtualization tools for volume management, thin provisioning, snapshots, replication, and tiered storage across a set of heterogeneous storage arrays.

•

Business Continuity. The AssuredUVS delivers data protection through snapshots, virtual replicas and mirroring—both local and remote. Our communications layer over WAN connections supports on a globally distributed basis the following functions including, policy-based Recovery Point Objective, or RPO, and Recovery Time Objective, or RTO, quality of service.

•

Scaling and Maximizing assets. The AssuredUVS offers support for existing and new storage arrays in a data center, eliminating the need to replace existing storage systems. The technology allows non-disruptive data migration from existing storage volumes to new virtual volumes and the ability to integrate existing storage volumes as proxy volumes without moving data.

Ultimately, we believe the AssuredUVS can simplify data center management, eliminate downtime and cut storage costs, enabling companies to work faster, smarter and more cost effectively.

Stand Alone Storage Software

Through our acquisition of Ciprico’s RAIDCore assets in September 2008, we offer a high performance, feature rich, host-based RAID stack that can be included as a key ingredient of an entry-level or mid-level enterprise class server built by OEMs or SIs. This product line, called AssuredVRA, provides a cost effective solution for standard Windows and Linux servers that utilizes existing built in SATA or SAS I/O capabilities of motherboards or simple storage I/O adapters to replace expensive dedicated hardware RAID adapter solutions.

Our Strategy

Our first objective is to return to, sustain and grow profitability through our core business of selling entry and mid level storage arrays through OEMs and more recently through channel based OSPs. Second, we want to scale this core storage hardware business, taking advantage of the operating leverage it affords, and capture an increasing share of the open systems storage solution market while maintaining reasonable profit margins. Third, we want to leverage the foundation and customer and channel relationships provided by this core storage hardware business and build a higher margin software business. We are placing more emphasis on selling higher gross margin products, which includes software, appliance products, and hardware products through indirect sales channels.

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

•

Focus on existing customers and develop new customer relationships. We have entered into OEM agreements with, HP, Lenovo, Ericsson, Dell, Motorola, General Dynamics, Lockheed Martin, Tektronix, Samsung, NEC, Stratus, FTS and Xiotech. We intend to focus on expanding our relationships with our existing customers and to continue seeking additional OEM relationships with other industry leaders to sell current products and expand the number of products offered to these customers to enable them to address new markets.

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

•

Leverage our AssuredSAN architecture. We developed our AssuredSAN architecture as a foundational element of our AssuredSAN modular storage arrays. This modular architecture allows us to quickly develop and bring to market new products based on this foundation. We intend to focus and unify our development efforts on this approach, which we believe offers a competitive time to market advantage to us. In particular, we intend to utilize our AssuredSAN products to continually extend the feature sets of both our entry-level and midrange solutions and build a comprehensive set of software based features that offer our customers increased levels of value and differentiation.

•

Quickly adopt new standards. We strive to introduce products that are first to market. For example, in February 2010 we introduced AssuredSAN 3000, the first entry level storage array with 8Gb Fibre Channel and Fibre Channel / iSCSI interfaces. Throughout 2010, we launched 6Gb SAS, 10Gb iSCSI, and four port 1Gb iSCSI interface options as well. We believe our highly modular architecture is a proven platform with flexibility to continue to be first in the industry in many categories. In November 2010, we launched the Dot Hill branded AssuredUVS which is a unified virtual storage solution now selling through reseller channels. In addition, our RAIDCore enterprise RAID stack for Windows and Linux servers allow us to quickly adopt and migrate to next generation Intel and AMD class server architectures due to its highly modular architecture and approach.

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

Our storage software business is in its introductory phase. Our strategy includes the following:

•

Expand our total available market. With our acquisitions of RAIDCore assets in September 2008 and Cloverleaf in 2010, we intend to expand our available market by extending our reach into server internal storage and entry-level NAS, as well as storage software opportunities. We expect the recent acquisition of Cloverleaf could significantly increase our target market.

•

Leverage existing customer relationships and sales channels described above. We initially plan to sell our standalone software solutions to Tier 2 OEM customers and through our sales channels and subsequently to Tier 1 OEM customers.

•

Introduce heterogeneous storage virtualization features currently available for very large and complex environments to less complex operating environments. The AssuredUVS product line based on Cloverleaf technology currently has a robust set of features that includes thin provisioning, tiered provisioning and extensive data replication capabilities including snapshots, volume copy, split mirroring, continuous data protection as well as asynchronous and synchronous replication. We believe that we can introduce many of these software features to entry-level and mid-market customers and compete effectively on a feature and total cost of ownership basis with our competitors in this market.

Our Products

We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers’ needs for easily scalable cost effective solutions. We currently offer storage systems in FC, iSCSI, and SAS host interfaces which include SSD, SAS and SATA drive technologies. We also offer enterprise class RAID software for industry standard Windows and Linux servers, as well as storage management applications, which can manage any one or all of our storage system configurations. In addition, performance enhancing and DMS software is sold bundled with our storage systems or licensed separately to OEM customers, including AssuredSnap, AssuredCopy, AssuredRemote and RAIDar.

AssuredSAN. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments. Our current mainstream 2000 and 3000 series of entry-level storage products and JBOD arrays are targeted primarily at mainstream enterprise and SMB applications. Our AssuredSAN 5000 Series products have been distinguished by certification as NEBS, Level 3 and meets carrier class standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. Our AssuredSAN 5000 Series products are also MIL-STD-810F compliant. MIL-STD-810F is a military standard created by the United States Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are important requirements for end-users, particularly those in these telecommunications and government sectors.

We also offer AssuredSAN Modular Storage Architecture products focused on the incorporation of SAS/SATA drive technology with a variety of front-end host interfaces. These products are focused on the general purpose market initially and introduce several technological advancements including EcoStor™ (elimination of batteries in a RAID cache management system) and SimulCache™ (high-speed mirrored cache coherency). We believe we were the first RAID vendor to offer mixed SAS, SATA or SSD disk drives in the same two unit high, 12 (2U/12) drive enclosure in a highly reliable storage system. With the introduction of the new 24 drive small form factor drive products (2U/24), we believe we are also the first to offer such systems with full embedded RAID and data protection capability.

Software features available with our AssuredSAN products include the following:

•

AssuredSnap. AssuredSnap is our DMS software that introduces point in time snapshot technology into the AssuredSAN product family. AssuredSnap provides the ability to create point-in-time copies or backups of disk volumes with instant restoration of data to any captured point in time snapshot. Since AssuredSnap only copies data that has changed to disk it can virtually eliminate backup windows. The AssuredSnap implementation is not only fast, but also reduces the size of snapshots by storing only a single instance of changed blocks. This technology is unique in the market and allows IT managers increased backup efficiency and flexibility.

•

AssuredCopy. AssuredCopy is our DMS software that introduces data cloning or volume copy services into the AssuredSAN product family. AssuredCopy leverages snapshot technology to create complete, physically independent copies of master or snapshot volumes. Once complete, volume copies can be mounted to any host system for read-only or read-write access. As both a data protection and a data management technology, AssuredCopy can be used to support applications such as backup and data recovery, data mining, decision support, data distribution and migration, application development and test. AssuredCopy protects against accidental or malicious loss or corruption of data, and provides additional protection against complete volume failure.

•

AssuredRemote. AssuredRemote is our DMS software that introduces remote replication into the AssuredSAN product family. AssuredRemote leverages snapshot technology and then transfers them to a paired array over either Fiber Channel or Ethernet to for enhanced data protection and disaster recovery.

•

RAIDar. RAIDar is a GUI used for configuring, monitoring, error reporting and running diagnostics for certain of our RAID systems. Our OEM customers have the option of customizing their own GUI with the purchase of a customization tool kit. This tool kit enables our OEM customers to private label the GUI quickly and cost efficiently. RAIDar 2.0 adds greater end-user ease of use capability in the form of simple configuration wizards.

Software. We develop application software technologies and products that are complementary to our overall storage solutions. Our software supports widely used open systems platforms, including Linux, Unix and Windows. Our software products include the following:

•

AssuredVRA is a high performance, feature rich, host based RAID stack for Windows and Linux based enterprise servers. Our OEM and SI customers typically integrate AssuredVRA as an ingredient of their entry-level Intel or AMD based server products. It has the ability to replace a dedicated hardware RAID adapter in many applications by utilizing the built in disk I/O ports built into modern server hardware. In most instances, AssuredVRA is private labeled and branded with the OEM’s own brand.

•

AssuredUVS is a heterogeneous storage virtualization product that provides a multi-vendor storage solution for growing enterprise and high performance computing needs. Providing both unified storage and advanced storage virtualization features, up to 2 petabyte, or PB, of storage can be managed and protected both locally and remotely, supporting both network attach server file and SAN under one integrated storage management interface.

Sales and Marketing

Our hardware and software products and services are sold worldwide to facilitate network storage implementations in the entry level and midrange market segments. Dot Hill branded products are sold primarily through distributors, VARs and OSPs while “blackbox” and OEM-customized products are sold primarily through OEMs and federal contractors. Dot Hill utilizes these channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We maintain a sales and marketing organization operating out of our office in Longmont, Colorado, with regional offices in Germany, Japan, the United Kingdom and China as well as several smaller localized field sales offices throughout North America. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

OEMs

The majority of our products are currently sold through our OEM channel. Our OEM partners currently include, among others, HP, Lenovo, Ericsson, Dell, Motorola, General Dynamics, Lockheed Martin, Tektronix, Samsung, NEC, Stratus, FTS and Xiotech. . We believe that our product sales through these market leaders strengthen our credibility in the marketplace, validate our technology and enable us to sell our products to a much broader customer base. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partners. In addition to expanding and enhancing our relationships with certain of our OEM customers and other channel partners, we intend to seek additional OEM customers as a part of our overall strategy. Sales to our OEM customers approximated 98% of our total net revenue in 2010. We expect sales to our OEM customers to continue to represent the significant majority of our net revenue in 2011.

HP currently represents our most significant OEM partner. We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. Our agreement with HP does not contain any minimum purchase commitments. Sales to HP approximated 33% of our total net revenue in 2008, 51% of our total net revenue in 2009 and 57% of our total net revenue in 2010. We expect sales to HP will continue to represent a significant portion of our net revenue in 2011. We also expect sales to HP will represent a higher percentage of our total net revenue in 2011.

NetApp was previously a significant OEM partner in recent periods. We previously designed and developed general purpose disk arrays for a variety of products that were sold under private label by NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp. Sales to NetApp approximated 23% of our total net revenue in 2008, 25% of our total net revenue in 2009 and 26% of our total net revenue in 2010.

Oracle (formerly Sun Microsystems) was once a significant OEM partner, however, the products sold to Oracle have reached the end of their lifecycle. As a result, we do not expect to generate significant net revenue from Oracle in future periods. Sales to Oracle approximated 25% of our total net revenue in 2008, 4% of our total net revenue in 2009 and 0% of our total net revenue in 2010.

Indirect Channels

Most of our Dot Hill branded products including AssuredSAN and AssuredUVS are sold in conjunction with distributors, OSPs, VARs and SIs, who work closely with our sales force to sell our products to end-users. Our indirect channel partners resell our products either under the Dot Hill brand or as an unbranded “blackbox” configuration, and share responsibility with us for marketing, sales, service and support. We believe indirect channel sales represent an attractive growth opportunity and intend to expand the scope of our indirect channel sales efforts by continuing to actively pursue additional indirect channel partners, both domestically and internationally.

Marketing

We support our indirect and OEM channels with a broad array of marketing programs designed to promote our products and technology leadership, attract additional channel partners and generate end-user demand. Our product marketing team focuses on product strategy, product requirements, the new product introduction process, product messaging, demand assessment and competitive analysis. The product marketing team also ensures that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development roadmap to meet key customer and channel technology requirements.

Customer Service and Support

We recognize that providing comprehensive, proactive and responsive support is essential to maintaining and growing customer satisfaction, fostering customer loyalty and securing repeat business. We provide comprehensive 24 hours a day, seven days a week, 365 days a year global customer service and support, either directly or through third-party service providers, aimed at simplifying installation, minimizing usage problems, maximizing system availability and streamlining administration. Through direct and third-party service providers, we maintain a global network of professional engineers and technicians who provide telephonic technical support in various languages from strategically located global response centers on a 24-hour, seven-day basis. In addition, we have the ability to provide four hour on-site service response per contract on a global basis. We also offer all of our customers’ access to SANsolve, our web-hosted interactive support knowledge base that gives our customers the ability to find answers to technical questions through our Customer Resource Center as well as initiate and track all support requests.

We have also taken steps to better align our service and support structure with our indirect sales model, including the following:

•	Collaborated with OEMs to provide support and service directly to end-users. For example, HP and other OEMs provide all but the highest level of support and service to their end-user customers.

•

Identified key areas for further development such as product certification/recertification training for our channel partners. In addition, we offered expanded array support services for a fee through our professional services offerings.

•

Established additional authorized service providers to provide localized service support in certain Asia and European locations. We continue to capitalize on a growing population of product whose initial warranty expired by providing cost effective extended warranty and out-of-warranty repair services.

We plan to expand our service offerings, including onsite support contracts and professional services for our AssuredUVS products. These services will be performed either directly by us, or through the increased use of third-party service providers.

Research and Development

Our research and development team has been focused on developing innovative storage products, storage virtualization software, storage management software, storage management application software for the open systems market and the integration of our storage controller technology into our designed storage systems. In addition, we have been working throughout 2010 to integrate the AssuredUVS software acquired from Cloverleaf in January 2010. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the UNIX environment and the first NEBS Level 3 certified and MIL-STD-810F tested line of storage systems. We were first to market and have patented SimulCache which increases the write performance in a dual controller array. We were first to market and have patented EcoStor into our AssuredSAN products, which eliminate batteries in the storage system, hence decreasing service costs while ensuring permanent data integrity in the event of power failure. We also believe that we were one of the first in the industry to be able to reliably intermix SAS and SATA drives in the same storage system without caveat. This has enabled us to build products that can optimize capacity and performance applications within the same storage array. We recently launched the first external RAID product using 24 2.5” drives in a two unit high chassis form factor. We are focused on continuously developing products that meet changing customer needs and anticipating and proactively responding to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines. We are actively working on next generation technologies in both storage hardware protocols and storage software applications. Our total research and development expenses were $28.7 million in 2008, $28.1 million in 2009 and $31.6 million in 2010.

Our intellectual property, or IP, portfolio is focused on data storage security, flexibility/scalability, efficiency, environmental/cooling, modularity/serviceability, high speed, redundancy and high reliability. We are also focused on protecting our business with both the quality of our IP portfolio and quantity, in terms of revenue protection, both of which are considered key processes for patent strength.

Our areas of expertise include Linux, Unix and Windows driver and system software design, storage virtualization software, SAN storage resource management software design, storage system design and integration, RAID controller design and technology, RAID firmware development, data management software development, storage enclosure design and high-speed data interface design. We are currently focusing development efforts on our next-generation family of storage systems and on our software products. Projects include the launch of additional members of the AssuredSAN family of systems, improvements to our storage software offerings and next generation high-speed solutions that will take advantage of the latest transports and technologies.

Our research and development activities are directed by individuals with significant expertise and industry experience. We have four worldwide technology development centers located in Longmont, Colorado, Minneapolis, Minnesota, Hyderabad, India, and Petach Tiqwa, Israel due to our recent acquisition of Cloverleaf in 2010. The Minneapolis development center focuses on AssuredVRA development and the Petach Tiqwa development center focuses on AssuredUVS products.

Manufacturing and Suppliers

We outsource substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2011.

We have also historically outsourced our manufacturing to Flextronics, MiTAC and SYNNEX. We do not expect to outsource much of our manufacturing to Flextronics, SYNNEX or MiTAC in 2011.

Intellectual Property

Our success depends significantly upon our proprietary technology. We have received registered trademark protection for the marks SANnet(R) , SANpath(R), SANscape(R) , Stratis(R) , Dot Hill(R) , Dot Hill Systems(R) and the Dot Hill logo. Other trademark registrations are in process. We have attempted to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We have registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees and with key vendors and suppliers.

As of December 31, 2010, we had been awarded a total of 76 United States patents, 19 of which were awarded in 2010. 68 of these patents generally cover RAID controller and SAN-related technology. In addition, as of December 31, 2010 we had 37 filed United States patent applications pending approval. The patents covering our core technologies expire from 2014 to 2032. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

We also license certain technology from third parties and pay royalties on products shipped that incorporate such technology.

Competition

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp., or LSI, Infortrend, Promise Technology, Inc, or Promise, and Xyratex Ltd., or Xyratex. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products. For our AssuredVRA products we compete primarily with LSI and Intel Corporation, or Intel, and for our AssuredUVS products we compete primarily with Falconstor Software Inc., or Falconstor, and Compellent Technologies, Inc, or Compellent, which was recently acquired by Dell.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than we do. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of public and privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future. In the future, it is conceivable that we could compete with some of the original design manufacturers, one of whom is currently our manufacturing partner, as they develop expertise in chassis design and power and cooling technologies.

We believe the principal competitive factors in the hardware storage systems and software storage solutions markets are:

•	product performance, features, scalability and reliability;

•	price;

•	product breadth;

•	timeliness of new product introductions;

•	brand reputation;

•	interoperability and ease of management; and

•	responsiveness to OEMs and customer support.

We believe that we compete favorably in several of these categories. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products and maintaining high quality standards and customer satisfaction.

Employees

As of December 31, 2010, we had 293 full-time employees, of whom 155 were engaged in research and development, 47 in sales and marketing, 39 in manufacturing, 37 in general management and administration and 15 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Named Executive Officers and Key Employees of the Registrant

Name	Age	Position	Officer or Key Employee Since
Dana W. Kammersgard(2)	55	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal(2)	50	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	July 2006
James Kuenzel(3)	57	Senior Vice President of Engineering	February 2006
Ernest Hafersat(3)	61	Senior Vice President of Worldwide Manufacturing, Operations and Supply Base Management	March 2008

(1)	In 1999, Artecon and Box Hill merged to form Dot Hill. Artecon was founded in 1984 and Mr. Kammersgard was an officer of Artecon from its inception until the merger, and has been an officer of Dot Hill since that date.

(2)	Named Executive Officers.

(3)	Key employees.

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

Hanif I. Jamal has served as our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary since July 2006. Prior to joining Dot Hill, Mr. Jamal served as Vice President and Corporate Treasurer for Gateway Inc. from 2004 to 2006. Prior to joining Gateway in 2002, Mr. Jamal served in a number of leadership positions over 17 years within Hewlett- Packard Company in the customer financing division, HP Technology Finance. Mr. Jamal led HP’s customer financing operations in North America, Latin America and Europe and was also Vice President and General Manager for HP’s Commercial and Consumer Financing Division. In 1998, he established Hewlett-Packard International Bank in Dublin, Ireland, and served as Managing Director through 2000. Jamal holds an MBA from Stanford Graduate School of Business and a Bachelor of Science degree, with Honors, in Management Sciences from the University of Manchester Institute of Science and Technology in the United Kingdom.

James Kuenzel has served as our Senior Vice President of Engineering since February 2006. Mr. Kuenzel joined Dot Hill after leaving Maranti Networks Inc. where he began his tenure in 2002 as Vice President of Engineering and then was appointed to President and Chief Operating Officer. Mr. Kuenzel has also held Vice President of Engineering positions at McData Corporation, Cabletron Systems, Inc. and Digital Equipment Corporation. Mr. Kuenzel attended Georgetown University Extension, University of Wisconsin Extension, and holds an A.A. in Electronics from Philco Ford Technical Institute.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 33% of our net revenue for the year ended December 31, 2008, 51% of our net revenue for the year ended December 31, 2009 and 57% of our net revenue for the year ended December 31, 2010. In addition, sales to NetApp accounted for 23% of our net revenue for the year ended December 31, 2008, 25% of our net revenue for the year ended December 31, 2009 and 26% of our net revenue for the year ended December 31, 2010. We expect HP will represent greater than 10% of our overall net revenue for the year ended December 31, 2011. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp. We expect to generate additional revenue from our indirect channel sales, from sales of our AssuredUVS and AssuredVRA products and from potential new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed.

Factors that could influence our relationship with our significant customers and other potential new customers include:

•	our ability to maintain our products at prices that are competitive with those of our competitors;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers;

•	our ability to continue to develop and launch new products that our customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

•	our ability to provide timely, responsive and accurate customer support to our customers; and

•	the ability of our customers to effectively deliver, market and increase sales of their own solutions based on our products.

Product recalls, epidemic failures, post-manufacture repairs of our products, liability claims and associated costs could harm our reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on our financial condition.

Our new integrated storage systems and newly acquired products obtained in the Cloverleaf acquisition, as well as our legacy products, may contain undetected errors, or failures that become epidemic failures, which may be discovered after shipment, resulting in a loss of net revenue, an increase in costs to rework or replace failed products, product liability claims, a tarnished reputation, a loss of customers, or a loss or delay in market acceptance of our products, any of which could harm or disrupt our business. Product failures or recalls could be the result of components purchased from our suppliers not meeting the required specifications or containing undetected quality errors and manufacturing defects or from our own design deficiencies. In 2009 and 2010, we experienced quality issues associated with certain power supply devices provided by one of our component suppliers that required us to make substantial repairs and provide replacement parts. Our component supplier has agreed to reimburse us for the significant majority of costs of the replacement parts and related expenses. Although our component supplier has reimbursed us or committed to reimburse us for the significant majority of all of our costs incurred through December 31, 2010, there could be significant additional costs passed onto us by our customers. To the extent that our customers provide us with claims for reimbursement for product quality issues caused by this component supplier, we believe that our component supplier is contractually obligated to reimburse us for any such costs. An estimate as to the possible amount of claims or range of claims that our customers may present to us related to these product quality issues cannot be made as of December 31, 2010. To the extent that our component supplier cannot or does not continue to reimburse us for the significant majority of all expenses incurred by us or our customers we could incur material amounts of warranty claims and expenses.

Even if the errors are detected before shipment, such errors could result in the halting of production, delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in our loss of customers and goodwill. There can be no assurance that our customers will not assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Significant claims exceeding our expected warranty provisions could distract management’s attention from operating our business and, if successful, result in material claims against us that might not be covered by our insurance.

Our recent acquisition of Cloverleaf may not be successfully integrated or produce the results we anticipate.

In January 2010, we acquired Cloverleaf, a privately held software company, based primarily in Israel. The Cloverleaf acquisition provided us with a new team of software development and other professionals. Cloverleaf’s products provide heterogeneous storage virtualization and unified storage technologies that can simplify data center management, eliminate downtime and reduce storage costs. The Cloverleaf Intelligent Storage Networking System—iSN™ trade name is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted to meet the demands of mid to large-sized data centers. Cloverleaf was our first acquisition involving significant international operations. We expect that the integration of Cloverleaf’s operations with our own will be a complex, time-consuming and costly process involving typical acquisition risks and related challenges, some of which are discussed below:

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

•	assessing and maintaining the combined company’s internal control over financial reporting and disclosure controls and procedures as required by U.S. securities laws;

•	diversion of management’s attention from normal daily operations of our business;

•	potential incompatibility of business cultures and/or loss of key personnel;

•	difficulties in integrating the personnel, operations, technology or products and service offerings of Cloverleaf;

•	products derived from this acquisition may not meet the needs of customers or their expectations with respect to reliability;

•	insufficient net revenue to offset increased expenses associated with the Cloverleaf acquisition;

•	increased professional advisor fees related to the new profile of the combined company;

•	the costs and effects of the purchase accounting associated with this acquisition;

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

•	our ability to sell and support installations of the acquired Cloverleaf products;

•	market and customer receptivity to the acquired Cloverleaf products; and

•	the ability of our open storage partners to sell and support the acquired Cloverleaf products.

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

We have recently expanded our indirect sales model to access end-user markets primarily through our distributors, VARs and OSPs and are investing significant monetary and human resources in order to grow this indirect sales channel. If we cannot successfully identify, manage, develop, and generate sufficient net revenue through our indirect sales channel, our business could be harmed. In addition, even if we are able to grow our indirect sales channel, managing the interaction of our OEMs’, distributors’, VARs’ and OSPs’ efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each channel method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margin and our profitability.

Recent turmoil in the global economy, credit markets and the financial services industry may negatively impact our net revenue, access to capital, our customers’ access to capital and ability to pay for their purchases in a timely manner, and our suppliers’ access to capital and ability to provide us with goods and timely delivery, or willingness to provide credit terms to us.

The current global economic condition could continue to affect the demand for our products and negatively impact our net revenue and operating profit. We are unable to predict changes in general macroeconomic conditions and when, or if, global IT spending rates will be affected and to what degree they will be impacted. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our net revenue, operating results and financial condition may be adversely affected. In addition, the global economic condition could also adversely impact our customers, and/or their customers, ability to finance the purchase of storage systems from us or our suppliers’ ability to provide us with product, any of which may negatively impact our business, financial condition and results of operations.

Our smaller customers may not be as well capitalized as, nor do they have the financial resources of, our larger customers. In addition, sales to all our customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of their liquidity constraints, or because they are awaiting payment from their customers, or other factors beyond our control, which could increase our exposure to losses from bad debts, or increase accounts receivable, and thus reduce cash.

Our third-party manufacturers rely on other third parties to supply key components of our storage products. Some of these components are available only from one or limited sources in the quantities and quality we require. Should any of the component suppliers cease to operate due to current economic conditions or otherwise, we would have to qualify and locate alternative suppliers. We estimate that replacing key components we currently use in our products with those of another supplier could involve several months of hardware and software modification, which could significantly harm our ability to meet our customers’ orders for our products, damage our customer relationships and result in a loss of sales.

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

Our contracts with our customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these customers will not be terminated or will generate significant sales.

None of our contracts with our existing customers, including HP, contain minimum purchase commitments and our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing, or volume of purchases by our major customers, could result in lower net revenue. For example, we cannot be certain that our sales to any of our customers will continue at historical levels or will reach expected levels. In addition, our existing contracts do not require our customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our customers may sell the products of our competitors. The decision by any of our customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenue to decline substantially, and our business, financial condition and results of operations could be significantly harmed.

We sell on a purchase order basis, making us subject to uncertainties and variability in demand by our customers, and our component suppliers may make obsolete certain components we incorporate into our products, either of which could decrease net revenue and adversely affect our operating results.

We sell to our customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory which may have to be sold in the open market at a substantial discount, if at all possible, either of which may harm our business, financial position and operating results.

In addition, there are occasions when some of our component suppliers make obsolete certain components that we incorporate into our products. In these situations we may be required to purchase such components on a “last time buy” basis, based on our forecasts of customer demand. If we incorrectly forecast customer demand or if our customers over or under forecast demand, we may have an inadequate supply of products, or we may have excess inventory which may have to be sold in the open market at a substantial discount, if at all possible, either of which may harm our business, financial position and operating results.

Our sales cycle varies substantially from customer to customer and future net revenue in any period may be lower than our historical net revenue or forecasts.

Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and the sale of our product may last from 6 to 36 months. This is particularly true during times of economic slowdown and when selling products that require complex installations.

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

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, new interface protocol, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors, new entrants into the open systems storage market, or us could render our existing products obsolete or uncompetitive. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis, new competitive products, including new software and hardware, and enhancements to existing software and hardware that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions.

We believe that to remain competitive, we will need to continue to develop new hardware and software products, which will require a significant investment in new product development. Our competitors and new market participants may be developing alternative technologies, which may adversely affect the market acceptance of our products. If alternative technologies and interface protocols are adopted by the industry that we have not incorporated into our products, we may become uncompetitive and not have product offerings for select market segments. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

We may not be able to reduce expenses timely in response to any shortfalls in net revenue or gross margin.

We primarily sell to HP and thus do not need to make substantial incremental investments in sales and marketing to generate demand for our products to our largest customer. Additionally we outsource substantially all of our manufacturing to very large contract manufacturing partners in Asia. Hence, there is little incremental cost required to increase our production capacity. Furthermore, we have an adopted modular architecture to our storage systems products and consequently if our customers do not require substantial customization, we are able to launch products based on existing product platforms for new OEMs or channel partners at modest incremental expenditures.

In the past we have taken and may have to take further measures to reduce expenses if net revenue or gross margins decline and we experience greater operating losses or do not achieve profitable results. A number of factors could preclude us from successfully bringing variable costs and expenses in line with our net revenue, such as the fact that our variable expense levels are based in part on our expectations as to future sales. This limits our ability to reduce expenses quickly in response to any shortfalls in net revenue or gross margin. Consequently, if net revenue does not generate enough gross margin to cover operating expenses, our operating results may be negatively affected.

The market for storage products is intensely competitive and subject to substantial pricing pressure that may harm our net revenue, gross margin and operating results.

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp., or LSI, Infortrend, and Xyratex Ltd., or Xyratex. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products. For our AssuredVRA products we compete primarily with LSI and Intel, and for our AssuredUVS products we compete primarily with Falconstor Software Inc., or Falconstor and Compellent, which was recently acquired by Dell. Future competitors could include original design manufacturers and contract manufacturers, some of whom we partner with today.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than we do. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of public and privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future. In the future, it is conceivable that we could compete with some of the original design manufacturers, one of whom is currently our manufacturing partner, as they develop expertise in chassis design and power and cooling technologies.

We could also lose current or future business to certain of our suppliers or manufacturers, some of which directly and indirectly compete with us. Currently, we leverage our supply and manufacturing relationships to provide substantially all of our products. Our suppliers and manufacturers are very familiar with the specific attributes of our products and may be able to provide our customers with similar products.

We also expect that competition will increase as a result of industry consolidation and the creation of companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers.

Accordingly, it is possible that new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, and may reduce operating margins and create a potential loss of market share, any of which could harm our business. We believe that the principal competitive factors affecting the storage systems market include: performance, features, scalability and reliability; price; product breadth; product availability and quality; timeliness of new product introductions; interoperability; and ease of management.

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

Pricing pressures also exist from our significant customers that may attempt to change the terms, including pricing and payment terms of their agreements, with us. As our customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually, or otherwise, commit to price reductions for our products prior to determining if we can implement corresponding cost reductions. If we are unable to achieve such cost reductions, or are unable to pass along cost increases to our customers, and have to reduce the pricing of our products, our gross margin may be negatively impacted which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to lower product costs or changes in the mix of products we sell may significantly impact our gross margin and results of operations.

Our gross margin is determined in large part based on our contract manufacturing costs, our component costs, the timing and magnitude of product cost reductions, and our ability to include RAID controllers and value added features into our products, such as DMS, as well as the prices at which we sell our products. The amount of revenue recognized from software and service sales and the relative mix of such sales in comparison to sales of our other products will also impact our gross margin, as the gross margin on sales of software and services is higher than that of our other products. If we are unable to lower production costs to be consistent with our projections or if we experience any decline in selling prices, our gross margin and results of operations may suffer. Some of the new products we are currently shipping or expect to begin shipping are in the early stages of their lifecycle. Our historical experience indicates that gross margin on new products are low initially and increase over time as a result of maturing manufacturing processes, component cost reductions and re-engineering the products to reduce costs. If we fail to achieve these improvements, our gross margin will be negatively impacted and our business, financial condition and results of operations could be significantly harmed.

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

•

the timing of purchase price variances resulting from reductions in component costs purchased on our behalf by our contract manufacturers or owned by us in inventory versus the original cost of those components;

•	increased warranty costs and costs associated with any potential future product quality and product defect issues;

•	our inability to sell our higher performance products, or our software products and our services;

•	component shortages which can result in expedite fees, overtime or increased use of air freight; and

•

increased freight costs resulting from higher fuel prices, or from the need to expedite shipments of components to our contract manufacturers or finished goods to some of our customers and their hub locations.

Our customers may have very aggressive product launch and ramp schedules and our efforts to accommodate these schedules may divert our management’s attention, cause component shortages and force us to allocate products across many customers, all of which could harm our customer relations.

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

We primarily rely on Foxconn to manufacture the majority of all of our products. If our agreement with Foxconn is terminated, or if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. If our agreement with Foxconn terminates, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our customers and one that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.

Due to our use of third-party manufacturers, our ability to control the timing of shipments could decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could also impact cash flow or result in a decline in our stock price. To the extent we establish a relationship with an alternative manufacturer for our products, we may be able to partially mitigate potential disruptions to our business. We may also suffer manufacturing disruptions as we ramp up manufacturing processes for newly introduced products, which could result in delays in delivery of these products to our customers and adversely affect our results of operations. Additionally, production of our products could be disrupted as a result of geo-political events in Asia and other manufacturing locations.

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

From time to time there is significant market demand for disk drives, semiconductors, memory and other components, and we may experience component shortages, selective supply allocations and increased prices of such components. In such event, we may be required to purchase our components from alternative suppliers, and we cannot be certain that alternative sources of supplies will be available on competitive terms. Even if alternative sources of supply for critical components such as disk drives and memory become available, incorporating substitute components into our products could delay our ability to deliver our products in a timely manner.

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

For the year ended December 31, 2010 we incurred a net loss of $13.3 million. For the year ended December 31, 2009 we incurred a net loss of $13.6 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Our ability to reliably predict net revenue has become more challenging as a result of our recent acquisition of Cloverleaf and the termination of our relationship with NetApp. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2011. Consequently, we cannot assure you that we will be profitable in any future period.

Our future operating results and profitability will depend on, and could vary substantially as a result of many factors, including:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to implement and achieve targeted gross margin and cost reduction objectives and;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	the extent to which we invest in new initiatives such as channel sales and software development;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	the success of our manufacturing strategy and relationships with our contract manufacturing partners;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements, recalls or customer penalties;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions, including the current worldwide economic crisis;

•	increased costs associated with our Israeli operations;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights; and

•	costs of litigating and defending law suits.

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

We expect that providers of storage products will increasingly be subject to infringement claims as the number of products and competitors increase. We receive, from time to time, letters from third parties suggesting that we may require a license from such third parties to manufacture or sell our products. We evaluate all such communications to assess whether to seek a license from the patent owner. We may be required to purchase licenses that could have a material impact on our business, or, we may not be able to obtain the necessary license from a third party on commercially reasonable terms, or at all. Consequently, we could be prohibited from selling and marketing products that incorporate the protected technology or incur substantial costs to redesign our products in a manner to avoid infringement of third party intellectual property rights.

Our success depends on our ability to attract and retain key personnel.

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, James Kuenzel, our Senior Vice President of Engineering and Ernest Hafersat, our Senior Vice President of World-Wide Manufacturing, Operations, and Supply Base Management. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. In addition, if any of our additional key engineering, sales and general and administrative employees were to terminate their employment with us, our business could be harmed. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

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

Our inability to further develop and increase sales from our AssuredVRA software may significantly impact our ability to increase net revenue, gross margin and operating income.

In September 2008, we bought certain assets from Ciprico including RAIDCore, now AssuredVRA. We have an agreement with one primary partner to market or integrate AssuredVRA into their solutions. While we restructured the agreement in the third quarter of 2010 so that the revenue generated under the agreement should exceed the costs of developing, manufacturing and marketing these products, we cannot be assured that revenue will exceed costs in the future, which could cause our financial results to be negatively impacted and could also result in an impairment of our related intangible assets.

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

Unanticipated changes in tax laws or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations. However, there can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business, financial condition and results of operations.

The exercise of outstanding stock options and warrants may result in dilution to our stockholders.

We have a large number of outstanding stock options and warrants. Dilution of the per share value of our common stock could result from the exercise of outstanding stock options and warrants. When the exercise price of outstanding stock options and warrants is less than the trading price of our common stock, the exercise of such stock options and warrants would have a dilutive effect on our stockholders. The possibility of the issuance of shares of our common stock upon exercise of stock options and warrants could cause the trading price of our common stock to decline.

Furthermore, it is also possible that future large customers or suppliers may make our relationship with them contingent on receiving warrants to purchase shares of our common stock. The impact of potentially issuing additional warrants could have a dilutive effect on our stockholders.

Our stock price may be highly volatile and could decline substantially and unexpectedly, which can and has in some cases resulted in litigation.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:

•	differences between our actual operating results and the published expectations of analysts;

•	quarterly fluctuations in our operating results;

•	mergers and acquisitions in the data storage marketplace;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the markets in which we operate;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by us or industry analysts;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.

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

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS). We design our products to ensure that they comply with these requirements as well as related requirements imposed by our customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced net revenue, increased obsolete or excess inventories and harm to our business and customer relationships. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

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

We lease approximately 7,300 square feet of office space located in Plymouth, Minnesota, under a lease that expires October 2011. We use this office space as a research and development facility for our AssuredVRA software.

In addition, we lease other international office space in countries such as: Israel, Germany, Japan, China, Singapore and the United Kingdom primarily for research and development and sales and marketing functions.

We also lease approximately 58,500 square feet in Carlsbad, California, under a lease that expires in April 2013, although we were not utilizing any portion of this facility as of December 31, 2010. For additional information regarding this facility, see Note 6 of the Notes to Consolidated Financial Statements.

Our existing leased facilities are appropriate for our current needs, although additional office space may be needed in the Longmont, Colorado and Israel locations in the near future. We do not own any real estate.

We have two business segments: Storage Systems and Standalone Storage Software. The Storage Systems segment primarily uses our Longmont, Colorado facility as well as our international office space, with the exception of Israel. The Standalone Storage Software segment primarily uses our Plymouth, Minnesota and Israel facilities.

Item 3.	Legal Proceedings

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

We may be involved in certain other legal actions and claims from time to time arising in the ordinary course of business. Historically the outcome of such other litigation and claims has not had a material adverse effect on our financial condition or results of operations.

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

	Low	High
Year Ended December 31, 2009
First Quarter	0.40	1.00
Second Quarter	0.56	1.50
Third Quarter	0.63	1.90
Fourth Quarter	1.48	2.83

Year Ended December 31, 2010
First Quarter	1.37	2.15
Second Quarter	1.07	1.90
Third Quarter	1.01	1.71
Fourth Quarter	1.39	2.10

On February 28, 2011 the last reported sale price for our common stock on the Nasdaq Global Market was $3.27 per share. As of February 28, 2011 there were 56,332,232 shares of our common stock outstanding held by approximately 100 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this annual report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the Nasdaq Composite Index and the Nasdaq Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2005 and its relative performance is tracked through December 31, 2010.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR

THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2010

Item 6.	Selected Financial Data

We derived the selected consolidated financial data presented below from our audited consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, which are included elsewhere in this annual report on Form 10-K. Statement of operations data for the years ended December 31, 2006 and 2007 and balance sheet data as of December 31, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements not included herein. All data are in thousands except per share data. You should read the selected consolidated financial data together with our consolidated financial statements and related disclosures thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	2006	2007	2008	2009	2010(6)
Statement of Operations Data:
Net revenue	$239,217	$207,095	$272,879	$234,383	$252,494
Cost of goods sold	202,561	180,662	242,491	196,556	209,664

Gross profit	36,656	26,433	30,388	37,827	42,830

Operating expenses:
Research and development	36,529	22,564	28,709	28,120	31,578
Sales and marketing	15,996	15,939	13,878	10,970	12,164
General and administrative	18,119	12,606	12,779	10,139	9,928
Restructuring charge(4)	—	—	813	2,430	2,196
Legal settlement	3,395	—	(4,036)	—	—
Goodwill and long-lived asset impairment charge(1)(5)	—	40,725	5,432	—	—

Operating loss	(37,383)	(65,401)	(27,187)	(13,832)	(13,036)
Other income, net	5,496	4,996	1,612	167	(2)
Income tax (benefit) expense(2)	48,885	(177)	190	(40)	213

Net income (loss)	$(80,772)	$(60,228)	$(25,765)	$(13,625)	$(13,251)

Net income (loss) attributable to common stockholders	$(80,772)	$(60,228)	$(25,765)	$(13,625)	$(13,251)

Net income (loss) per share:
Basic and diluted(3)	$(1.80)	$(1.32)	$(0.56)	$(0.29)	$(0.25)

Weighted average shares outstanding:
Basic and diluted	44,757	45,534	46,136	47,094	53,015

	2006	2007	2008	2009	2010(6)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$99,663	$82,358	$56,850	$57,574	$45,732
Working capital	102,941	88,418	75,261	62,010	49,879
Total assets	201,651	139,927	123,897	108,280	107,502
Total long-term debt	—	—	607	346	71
Total stockholders’ equity	155,912	96,429	76,652	66,351	64,378

(1)	During the fourth quarter of 2007 the market value of our common stock substantially declined. As a result of this decline we determined that the goodwill related to our SANnet reporting unit was impaired and recognized an impairment to goodwill of $40.7 million.

(2)	As of December 31, 2005, we reversed the valuation allowance on our United States deferred tax assets totaling $47.1 million. The reversal of the valuation allowance resulted in a net income tax benefit of $25.2 million. As of December 31, 2006, we reestablished our valuation allowance related to our United States deferred tax assets in the amount of $47.1 million.

(3)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share.

(4)	See Note 6 of Notes to Consolidated Financial Statements for an explanation of our restructuring charges.

(5)	During the fourth quarter of 2008, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and $1.0 million of intangible assets. See further discussion of our long-lived asset impairment in Note 1 of Notes to Consolidated Financial Statements.

(6)	On January 26, 2010, we acquired 100% of the voting equity interests of Cloverleaf in exchange for (i) $0.7 million of cash, (ii) 4,758,530 shares of Dot Hill common stock valued at $8.1 million, or $1.71 per share, (iii) $1.8 million of specified assumed outstanding liabilities of Cloverleaf at the acquisition date, and (iv) 327,977 shares of restricted common stock that were issued to the employees of Cloverleaf who became employees of Dot Hill on the acquisition date pursuant to Dot Hill’s 2009 Equity Incentive Plan. See further discussion of our acquisition of Cloverleaf in Note 3 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and market a range of software and hardware storage systems for the entry and midrange storage markets. Beginning in the second half of 2009, we began placing more emphasis on selling higher gross margin products which includes software, appliance products, and hardware products through indirect sales channels. We have two operating segments, which include storage systems and standalone storage software.

Typical customers for our storage systems operating segment, which includes our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, or FC, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our AssuredSAN 5000 Series products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSAN 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, FC, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.

Our standalone storage software operating segment consists of our AssuredUVS and AssuredVRA product lines.

In November 2010, we launched the AssuredUVS unified virtual storage appliance product line for our branded products through our indirect sales channels and we continue to sell the AssuredUVS software-only to qualified OEM accounts worldwide. This product line, formerly known as the intelligent storage networking system, or iSNTM, is based on the technology we acquired in January 2010 from Cloverleaf Communications, Inc, or Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. The appliance products consist of a standard off-the-shelf x86 server, combined with the proprietary software that delivers the unified virtual storage feature set. Our storage arrays are also available bundled with this appliance. We believe this product line will broaden market opportunities in both OEM and branded indirect sales channels and help accelerate our transition from a provider of hardware storage arrays to a provider of unified virtual storage solutions. Sales of AssuredUVS products were not significant in 2010. Although we expect sales of our AssuredUVS products to increase, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2010. Although we expect sales of our AssuredVRA products to increase in 2011, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

We have decided to expand our routes to market beyond our focus on original equipment manufacturers, or OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We continued to expand our channel program in 2010 and we believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2010. We expect sales to our channel partners of our AssuredSAN and AssuredUVS products will increase in 2011.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our storage system operating segment OEM partners currently include, among others, Hewlett-Packard, or HP, Lenovo, Ericsson, Motorola, Inc., or Motorola, General Dynamics Government Systems Corporation, or General Dynamics, Lockheed Martin Corporation, or Lockheed Martin, NEC, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Stratus Technologies, or Stratus, and Fujitsu Technology Solutions GmbH, or FTS. Our standalone storage software operating segment OEM partners currently include, among others, Dell Inc., or Dell, Xiotech and Computer Dynamics, Inc., or Computer Dynamics. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations. See Note 13 of the Notes to Consolidated Financial Statements for information regarding our operating segments and a breakout of our net revenue by geographical regions.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. Sales to HP approximated 33% of our total net revenue in 2008, 51% of our total net revenue in 2009 and 57% of our total net revenue in 2010. We expect sales to HP to continue to represent a significant portion of our net revenue in 2011. We also expect sales to HP will represent a higher percentage of our total net revenue in 2011.

We previously designed and developed general purpose disk arrays for a variety of products that were sold under private label by NetApp, Inc., or NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

We expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed. Sales to NetApp approximated 23% of our total net revenue in 2008, 25% of our total net revenue in 2009 and 26% of our total net revenue in 2010, all of which was attributable to our storage systems operating segment.

We expect our total net revenue to decrease in 2011 compared to 2010 as a result of exiting our relationship with NetApp.

In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM schedules and milestones;

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

•

the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us.

For these and other reasons, our net revenue and results of operations in 2010 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn.

Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2011.

We derive the majority of our net revenue primarily from sales of our Series 2000 and 3000 family of products, which are included in our AssuredSAN product line within the storage systems operating segment.

Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation of equipment used in the production and service departments, production facility rent and allocation of overhead as well as manufacturing variances and freight.

Research and development expenses consist primarily of project-related expenses, consulting charges and salaries for employees directly engaged in research and development.

Sales and marketing expenses consist primarily of salaries and commissions, marketing related costs, advertising, customer-related evaluation unit expenses, promotional costs and travel expenses.

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

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. Substantially all of our 2010 Plan workforce reductions were completed by December 31, 2010 and we completely exited our Carlsbad facility as of June 30, 2010.

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

Revenue Recognition

We derive our revenue from sales of our hardware products, software and services.

Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems and our AssuredUVS appliance products that includes our AssuredUVS software which is integrated with industry standard hardware which is essential to the functionality of the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.

For our AssuredUVS licensed software products, we account for revenue in accordance with relevant software revenue recognition guidance. We may also provide unspecified software updates and enhancements related to our AssuredUVS products through service contracts. We have established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis. Net revenue derived from our AssuredUVS software products was not material for any period presented.

Our service revenue primarily includes out-of-warranty repairs and product maintenance contracts. Out-of warranty repairs primarily consist of product repair services performed by our contract manufacturers for those customers that allowed their original product warranty to expire without purchasing one of our higher level support service plans. Revenue from these out-of-warranty repairs, and the associated cost of sales, is recognized in the period these services are provided. Service revenue also consists of product maintenance contracts. Revenue from our product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. Net revenue derived from services was less than 10% of total revenue for all periods presented.

From time to time, the Company enters into arrangements with customers that include acceptance criteria. In such instances, the Company defers all revenue on the arrangement until customer acceptance is obtained or the acceptance clause lapses.

On sales to channel partners, we evaluate whether fees are considered fixed or determinable by considering a number of factors, including our ability to estimate returns, payment terms and our relationship and past history with the particular channel partner. If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating the product has sold-through to an end-user. Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity or data indicating an order has shipped to an end-user.

We also defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as hubbing arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

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

Valuation Goodwill

We perform an assessment of our goodwill for impairment annually at November 30, or more frequently whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

All of our goodwill has been assigned to our Israel reporting unit, which is one level below our standalone storage software operating segment.

We primarily utilized an income approach to estimate the fair value of the Israel reporting unit. We also performed other valuation techniques to corroborate the reasonableness of our fair value estimate under the income approach for our Israel reporting unit. Our income approach involved performing a discounted cash flow analysis of the Israel reporting unit and comparing the present value of such cash flows to its carrying value. The most significant estimates and assumptions utilized in our discounted cash flow analysis involved revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Our annual goodwill impairment analysis did not result in an impairment charge. The excess of fair value over carrying value for the Israel reporting unit as of November 30, 2010 approximated $33 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of the Israel reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value of approximately $29 million for the Israel reporting unit.

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

As of December 31, 2008, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable due to the significant economic downturn at that time, which caused a substantial decline in our market capitalization. As of December 31, 2008, the carrying value of our equity significantly exceeded our market capitalization. Our long-lived assets at that time consisted of our identifiable intangible assets associated with our recent acquisition of certain identified Ciprico assets acquired in September 2008 with a carrying value of $4.2 million, our licensed patent portfolio of $1.0 million and property and equipment of $6.6 million. Based upon management’s estimates of undiscounted cash flows, coupled with the recent acquisition of the Ciprico assets which established fair value for the assets, we determined that the carrying value of the acquired Ciprico assets approximates fair value and therefore no impairment was identified. The remaining long-lived assets with a carrying value of $7.6 million were tested for impairment at the lowest level for which identifiable cash flows that are largely independent of the cash flows of other groups of assets were available. We determined the fair value of the impaired assets by discounting the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections. Our impairment analysis as of December 31, 2008 identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and our $1.0 million licensed patent portfolio. The long-lived asset impairment is recorded as a separate component of operating expenses for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the years ended December 31, 2009 or 2010.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not add due to rounding):

	Years Ended December 31,
	2008	2009	2010
Net revenue	100.0%	100.0%	100%
Cost of goods sold	88.9	83.9	83.0

Gross profit	11.1	16.1	17.0

Operating expenses:
Research and development	10.5	12.0	12.5
Sales and marketing	5.1	4.7	4.8
General and administrative	4.7	4.3	3.9
Restructuring charge	0.3	1.0	0.9
Legal settlement	(1.5)	—	—
Goodwill and long-lived asset impairment charge	2.0	—	—

Total operating expenses	21.1	22.0	22.1

Operating loss	(10.0)	(5.9)	(5.2)
Other income, net	0.6	0.1	0.0

Loss before income taxes	(9.4)	(5.8)	(5.2)

Income tax expense (benefit)	0.1	0.0	0.1

Net loss	(9.5)%	(5.8)%	(5.2)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2010

Net Revenue

	2009	2010	Increase	% Change
	(in thousands, except percentages)
Net revenue	$234,383	$252,494	$18,111	7.7%

The increase in net revenue for the year ended December 31, 2010 was primarily due to an increase in sales to HP. Sales to HP totaled $144.7 million for the year ended December 31, 2010 compared to $120.5 million for the for the year ended December 31, 2009. The increase in HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 products, which includes our Series 2000 products and the launch by HP of its third generation product line, now called the P2000 product line, in February 2010, which includes our Series 3000 products. Although our Series 2000 products are in the decline phase of the product life cycle, demand for these products continues to be significant. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products have increased significantly during each quarter of 2010. We expect sales to HP to continue to represent a significant portion of our net revenue in 2011.

In addition, sales to NetApp increased during the year ended December 31, 2010 compared to the year ended December 31, 2009 based on the success of NetApp’s FAS 2000 product line. Sales to NetApp totaled $65.6 million for the year ended December 31, 2010 compared to $58.0 million for the year ended December 31, 2009. However, under our agreement with NetApp, NetApp had the right to manufacture and sell, on a royalty and royalty-free basis, up to certain specified percentages of the products we previously manufactured and sold to NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow NetApp to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to NetApp beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

We expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed.

We also experienced an increase in net revenue of approximately $7.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of the launch of our channel program in October of 2009, sales of our AssuredUVS products, which are based on the technology acquired as part of the Cloverleaf acquisition in January 2010 and increased sales of our AssuredVRA products as we renegotiated our contract with a major OEM customer in 2010.

These increases were partially offset by a decrease in net revenue from Oracle, FTS, Sepaton and other smaller customers. Oracle sales decreased to $0.5 million for the year ended December 31, 2010 compared to $10.3 million for the year ended December 31, 2009. The decline in Oracle net revenue is due to the products we sell to Oracle reaching the end of their product life cycle. FTS sales decreased to $2.8 million for the year ended December 31, 2010 compared to $11.4 million for the year ended December 31, 2009. The decrease in net revenue from FTS is due to FTS’s decision to internally source the product we sell to FTS. In addition, we also experienced a decline in sales to Sepaton of approximately $2.4 million as a result of Sepaton buying their storage requirements from another source. We also experienced a net decline in sales to other smaller customers of approximately $0.3 million.

We expect our total net revenue to decrease in 2011 compared to 2010 as a result of exiting our relationship with NetApp.

Cost of Goods Sold and Gross Profit

	2009	% of Net Revenue	2010	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Cost of goods sold	$196,556	83.9%	$209,664	83.0%	$13,108	6.7%
Gross profit	$37,827	16.1%	$42,830	17.0%	$5,003	13.2%

Cost of goods sold increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of an increase in sales. Gross profit margin for the year ended December 31, 2010 was 17.0% compared to 16.1% for the year ended December 31, 2009. The increase in gross profit margin was primarily due to the continued success of our product cost reduction and value engineering initiatives over the past few years which has significantly reduced our costs for both our Series 2000 and 3000 products that we sell to HP and other customers. In addition, we incurred lower excess and obsolete inventory and scrap charges as a result of various product end of life issues experienced in 2009 and improved inventory management practices in 2010. We were also able to negotiate early payment and volume discounts in 2010, which resulted in lower costs and a higher gross profit margin. We also incurred fewer inventory holding charges as we were able to more efficiently manage inventories being held by our contract manufacturing partners and experienced a decrease in manufacturing overhead costs primarily as a result of our 2010 restructuring activities.

Partially offsetting the increase in gross profit margin were higher amortization expense, warranty related expenses and freight costs for the year ended December 31, 2010 compared to the same period in 2009. Warranty related expenses increased as a result of a higher volume of quality related warranty claims, as we experienced component failure issues with certain of our battery and hard disk drive suppliers, as well as firmware failures within one of our products. Additionally, freight costs increased as a result of the increase in revenue and overall shipment volume as well as from expedite charges. Amortization expense increased due to the inclusion of Ciprico amortization in cost of goods sold as a result of the acquired products now generating revenue, as well as additional amortization resulting from the Cloverleaf acquisition. Prior to 2010, Ciprico amortization was included in research and development expense.

Our gross profit margin is typically sensitive to product and customer mix changes. For example, our gross profit margin on sales of the products we sell to HP is higher than the gross profit margin on the products we previously sold to NetApp. Conversely, the gross profit margin on sales of the products we previously sold to Oracle is higher than that of the products we currently sell to HP. In addition, sales of our software products and services typically have a much higher gross profit margin than that of our hardware products. Also, sales to our channel customers typically have a higher gross profit margin than sales to our OEM customers. For the year ended December 31, 2010, we generated a lower percentage of our net revenue from Oracle, which had an unfavorable impact on our gross profit margin, however, we generated a higher percentage of our net revenue from our channel customers and from sales of software and services, which had a favorable impact on our gross profit margin. We expect that our cost of sales will decrease and our gross profit margin will increase in 2011 as a result of exiting our relationship with NetApp and as a result of expected increases in sales from our channel customers and from sales of software and services. We also expect that the mix of products we sell, in particular, the products we sell to HP, will continue to affect our cost of goods sold and gross profit margin.

Research and Development Expenses

	2009	% of Net Revenue	2010	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and development expenses	$28,120	12.0%	$31,578	12.5%	$3,458	12.3%

Research and development expense increased $3.5 million to $31.6 million for the year ended December 31, 2010 compared to $28.1 million for the year ended December 31, 2009. This increase was primarily due to an increase in salaries and payroll related expenses of $2.7 million, an increase in consulting costs of $1.1 million, an increase in depreciation expense of $0.4 million, and increases in various other items such as facilities and common expenses and travel, which approximated $0.1 million. In addition, in 2009 and 2010, we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Accordingly, we reduced the contingent consideration liability and research and development expense in the statement of operations to reflect the reduction in estimated contingent consideration liability. The reduction to research and development expense approximated $0.1 million for the year ended December 31, 2010 and $0.6 million for the year ended December 31, 2009, or a change of $0.5 million. These increases were partially offset by a decrease in Ciprico intangible asset amortization expense of $1.1 million and a decrease in engineering materials expense of $0.2 million.

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

Ciprico intangible asset amortization expense decreased as the related AssuredVRA product is now generating revenue and therefore the amortization is included in cost of sales. The decrease in engineering materials expense is largely the result of the timing of our engineering material purchases in conjunction with the release of our next generation series 3000 products, which occurred in the first quarter of 2010.

Sales and Marketing Expenses

	2009	% of Net Revenue	2010	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Sales and marketing expenses	$10,970	4.7%	$12,164	4.8%	$1,194	10.9%

Sales and marketing expense increased $1.2 million to $12.2 million for the year ended December 31, 2010 compared to $11.0 million for the year ended December 31, 2009. This increase was primarily due to an increase in customer-related evaluation product expenses of $0.5 million, an increase in marketing research, public relations and promotional expenses of $0.5 million, an increase in salaries and payroll related expenses of $0.3 million, and an increase in travel expenses of $0.1 million. These increases were partially offset by decreases in facilities and common costs of $0.2 million as a result of our 2010 restructuring activities.

The increase in customer-related evaluation product expenses is due to new product releases in 2010, including those products acquired in the Cloverleaf acquisition. The increase in marketing research, public relations and promotional costs is primarily the result of various marketing and branding activities in 2010 for our new products and the continued expansion of our channel programs. The increase in salary and payroll related expenses is primarily a result of additional employees engaged in sales and marketing activities as a result of an increase in the number of sales territories we support and the continued expansion of our channel program. The increase in travel expenses was primarily the result of an increase in customer visits.

General and Administrative Expenses

	2009	% of Net Revenue	2010	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and administrative expenses	$10,139	4.3%	$9,928	3.9%	$(211)	(2.1)%

General and administrative expenses decreased $0.2 million to $9.9 million for the year ended December 31, 2010 compared to $10.1 million for the year ended December 31, 2009. This decrease was primarily attributable to a reduction in legal fees of $0.4 million, changes in foreign currency gains and losses of $0.3 million, a reduction in Sarbanes-Oxley fees of $0.3 million and a reduction in board of director fees of $0.2 million. These decreases were partially offset by an increase in salaries and payroll related expenses of $0.8 million and an increase in travel expenses of $0.2 million.

The change in foreign currency gains and losses were primarily the result of changes in the value of the Euro and British pound in relation to the United States dollar. The reduction in legal fees was primarily the result of lower fees associated with litigation matters as certain claims against us were dismissed in the first quarter of 2010. The reduction in Sarbanes-Oxley fees were primarily the result of negotiating lower fees with our service provider. Board of director fees decreased as a result of a reduction in the number of our board members.

Salaries and payroll related expenses and travel expenses increased primarily as a result of our transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California in 2010, including the costs of duplicative personnel.

Restructuring

	2009	% of Net Revenue	2010	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Restructuring	$2,430	1.0%	$2,196	0.9%	$(234)	(9.6)%

In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. For the year ended December 31, 2009, we incurred severance and related costs of $1.0 million for various California employees whose positions have been relocated to Colorado. As part of the 2008 Plan, we also incurred contract termination costs of $1.4 million for the year ended December 31, 2009 primarily for facility lease and other associated costs that we continued to incur without economic benefit and due to revisions to our assumptions regarding the timing and amount of tenant sublease income.

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. For the year ended December 31, 2010, we incurred severance and related costs of $0.6 million related to both our 2008 Plan and 2010 Plan. We also incurred contract termination costs of $1.5 million for the year ended December 31, 2010 primarily for facility lease and other associated costs that we continued to incur without economic benefit and due to revisions to our assumptions regarding the timing and amount of tenant sublease income under both our 2008 Plan and 2010 Plan.

We also incurred additional severance-related restructuring charges of approximately $0.1 million in 2010 related to the termination of a former employee of Cloverleaf. All of the severance-related costs were paid to this employee in 2010.

See Note 6 of Notes to Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income, net

	2009	% of Net Revenue	2010	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other income/(expense), net	$167	0.1%	$(2)	0.0%	$(169)	(101.2)%

The decrease in other income, net for the year ended December 31, 2010 is primarily attributable to a decrease in interest income primarily due to declining interest rates and lower cash balances.

Income Taxes

We recorded an income tax provision of $0.2 million for the year ended December 31, 2010 compared to an income tax benefit of $0.1 million for the year ended December 31, 2009. The 2010 provision for income taxes primarily represents state, local and foreign taxes. The 2009 benefit from income taxes primarily represents federal tax credits, partially offset by state, local and foreign income taxes. The federal tax credits available to us for the year ended December 31, 2009 were not available in 2010.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009

Net Revenue

	2008	2009	(Decrease)	% Change
	(in thousands, except percentages)
Net Revenue	$272,879	$234,383	$(38,496)	(14.1)%

The reduction in net revenue was substantially due to a decrease in sales volume and was primarily attributable to a decrease in net revenue from Oracle, which sells our SANnet II family of products under the ST-3000 brand product line. Our net revenue from Oracle decreased 85% in 2009 compared to 2008 and totaled 24.6% of our total net revenue in 2008 and 4.4% of our total net revenue in 2009. The decline in Oracle net revenue was primarily due to the products we sell Oracle nearing the end of their lifecycle. We also experienced a reduction in net revenue from NetApp in 2009 compared to 2008 primarily as a result of general economic conditions. In addition, net revenue from FTS decreased in 2009 compared to 2008 as a result of its decision to internally source the product we sell to FTS. We also believe that the economic recession had a negative impact on our revenue. These reductions in net revenue were partially offset by an increase in net revenue from HP who sells a version of our Series 2000 family of products within their MSA 2000 product family. Our net revenue from HP totaled 32.6% of our total net revenue in 2008 compared to 51.4% of our total net revenue in 2009. The increase in HP net revenue is primarily due to the successful launch and market acceptance of the HP MSA 2000 product in 2008 as well as the successful launch of follow-on products in 2009.

Cost of Goods Sold and Gross Profit

	2008	% of Net Revenue	2009	% of Net Revenue	(Decrease) Increase	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$242,491	88.9%	$196,556	83.9%	$(45,935)	(18.9)%

Gross Profit	$30,388	11.1%	$37,827	16.1%	$7,439	24.5%

The decrease in cost of goods sold and increase in gross profit as percentages of net revenue were primarily attributable to the success of our product cost reduction and value engineering initiatives during 2009 which significantly reduced our costs for both our Series 2000 products that we sell to HP and other customers as well as the products we sell to NetApp. Another factor that contributed to the reduction in cost of goods sold was the $38.5 million decrease in net revenue. Additionally, gross profit was positively impacted by $1.1 million as a result of the recognition of revenue and costs of goods sold associated with the completion of a long-term contract accounted for under the completed contract method. Also contributing to the decrease in cost of goods sold and increase in gross profit were lower manufacturing variances and overhead, which declined by $5.9 million in 2009 compared to 2008. This decrease was due to a reduction in payroll related costs and efficiencies gained in our manufacturing and supply chain activities, offset by a $1.5 million inventory reserve charge primarily associated with Oracle end of life inventory and to a lesser degree certain excess component parts of our Series 2000 products. In addition, depreciation and amortization declined in 2009 by $1.6 million due to the fourth quarter 2008 impairment and write off of certain long-lived assets, as well as an intangible asset fully amortizing in the third quarter of 2008. Partially offsetting the increase in gross profit was a decrease in net revenue from our higher margin products sold to SANnet II customers; primarily Oracle.

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

The majority of the reduction in general and administrative expenses in absolute dollars and as a percentage of net revenue is primarily due to a decrease in professional fees of $1.5 million, recruiting fees of $0.4 million, IT and other consulting costs of $0.7 million, allocated common costs of $0.4 million, payroll related expenses of $0.2 million, insurance fees of $0.2 million and building rent of $0.1 million. The decreases in professional fees, consultant fees, and insurance fees are a result of lower negotiated fees with our service providers. Recruiting costs declined as we had limited recruiting activity in 2009. IT consulting costs decreased as consultants were replaced with full-time employees. Payroll related costs declined as a result of a reduction in headcount. The reduction in allocated common costs was a direct result of our 2008 restructuring activities, as well as our 2008 long-lived asset impairment charge, which resulted in lower facility costs and depreciation expense in 2009. Building rent was lower as a direct result of closing our Netherlands office during the first quarter of 2008. These decreases were offset by increases in board of director fees of $0.2 million and an unfavorable foreign currency exchange fluctuation of $0.7 million.

Restructuring Charge

	2008	% of Net Revenue	2009	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Restructuring Charge	$813	0.3%	$2,430	1.0%	$1,617	198.9%

Restructuring charges increased $1.6 million to $2.4 million for the year ended December 31, 2009 from $0.8 million for the year ended December 31, 2008. In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. The increase in restructuring charges incurred is primarily the result of additional contract termination costs as we exited an additional portion of our Carlsbad facility in 2009. For the year ended December 31, 2009, we incurred severance and related costs of $1.0 million for various California employees whose positions have been relocated to Colorado. As part of the 2008 Plan, we also incurred contract termination costs of $1.4 million for the year ended December 31, 2009 primarily for facility lease and other associated costs that we continued to incur without economic benefit and due to revisions to our assumptions regarding the timing and amount of tenant sublease income.

For the year ended December 31, 2008, we incurred severance of $0.3 million and facility costs of $0.5 million related to our 2008 Plan.

Legal Settlement

	2008	% of Net Revenue	2009	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Legal Settlement	$(4,036)	(1.5)%	$—	0.0%	$(4,036)	(100.0)%

We received legal settlement proceeds in 2008 from two cases. The proceeds from the first legal settlement of $3.8 million reflects a claim we filed in February 2007 for arbitration in Denver, Colorado alleging that the representative of the Chaparral shareholders was wrongfully withholding escrow funds due to us as a result of damages incurred by us relating to a completed patent infringement lawsuit filed by Crossroads. The proceeds from the second legal settlement of $0.2 million reflects a claim we filed in December 2006 against Infortrend for breach of the settlement agreement with Crossroads whereby Infortrend withheld approximately $1.5 million for Taiwanese taxes. Such amounts are reported as a reduction in operating expenses for 2008.

Goodwill and Long-lived Asset Impairment Charge

	2008	% of Net Revenue	2009	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Long-lived Asset Impairment Charge	$5,432	2.0%	$—	0.0%	$(5,432)	(100.0)%

Long-lived asset impairment charges totaled $5.4 million for the year ended December 31, 2008 and $0 for the year ended December 31, 2009. At December 31, 2008, we identified a change in circumstances that indicated the carrying amount of certain of our long-lived assets may not be recoverable due to the significant economic downturn at that time and resulting decrease in our market capitalization. As a result, we incurred an impairment charge of $5.4 million, consisting of $4.4 million of property and equipment and $1.0 million related to our licensed patent portfolio, which represents the difference between the carrying value and our estimate of the fair value of those assets. We did not incur any long-lived asset impairment charges in 2009. See Note 1 of the Notes to Consolidated Financial Statements for more details.

Other Income

	2008	% of Net Revenue	2009	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income, net	$1,612	0.6%	$167	0.1%	$(1,445)	(89.6)%

Other income, net decreased $1.4 million to $0.2 million for the year ended December 31, 2009 compared to $1.6 million for the year ended December 31, 2008. The decrease in other income, net is primarily attributable to a decrease in interest income of $1.4 million. The decrease in interest income is primarily attributable to declining interest rates and a more conservative investment strategy in 2009.

Income Taxes

We recorded income tax expense of $0.2 million for the year ended December 31, 2008 compared to an income tax benefit of $0.1 million for the year ended December 31, 2009. The 2009 benefit from income taxes primarily represents federal tax credits, partially offset by state, local and foreign income taxes. The 2008 provision for income taxes available primarily represents state, local and foreign income taxes, partially offset by federal tax credits.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net losses, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers, in particular large OEM customers, delay their payments or if we grant them extended payment terms.

As of December 31, 2010, we had $45.7 million of cash and cash equivalents and $49.9 million of working capital compared to $57.6 million of cash and cash equivalents and $62.0 million of working capital as of December 31, 2009. The decrease in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $0.3 million in short-term debt and $0.1 million in long-term debt at December 31, 2010, consisting of a note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2010 was $9.1 million compared to $3.4 million of cash provided by operations for the year ended December 31, 2009. The operating activities that affected cash consisted primarily of a net loss, which totaled $13.3 million for the year ended December 31, 2010 compared to $13.6 million for the year ended December 31, 2009. The decrease in our net loss was primarily attributable to an increase in our net revenue and gross profit due to higher sales to HP, lower manufacturing variances and excess inventory charges. Partially offsetting the increase in net revenue and gross profit were higher operating expenses as a result of the additional costs associated with the acquired Cloverleaf business, investments in our channel program and lower interest income due to lower interest rates and cash balances.

The adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2010 that did not affect cash consisted of depreciation and amortization of $4.0 million, stock-based compensation expense of $3.0 million, and a net gain associated with an adjustment to our contingent consideration liability to Ciprico of $0.1 million.

Cash flows from operations reflects the negative impact of $0.8 million related to an increase in accounts receivable, which was primarily due to an increase in net revenue during the fourth quarter of 2010 compared to the fourth quarter of 2009, as well as the timing of shipments within the quarter. Cash collection efforts remained strong, as our days sales outstanding approximated 49 days for both the three-months ended December 31, 2010 and December 31, 2009. Cash flows from operations also reflects the negative impact of $2.9 million related to an overall increase in inventories at December 31, 2010, as we had contractual purchase obligations for certain components with some of our contract manufacturing partners and we also built inventory related to the products we acquired from Cloverleaf and for service inventory requirements.

Additional uses of cash flows from operations include $1.4 million related to a decrease in accrued compensation and other expenses, which were the result of the payment of $1.5 million of accrued Cloverleaf liabilities assumed in the business combination, partially offset by an increase in our accrued vacation liability of $0.1 million and an increase in accrued salaries and salary related expenses due to timing. In addition, we used $0.9 million of cash from operations for long-term liabilities resulting from $0.6 million of deferred rent amortization, $0.3 million of amortization related to customer prepayments and the reclassification of liabilities from non-current to current.

Cash flows from operations include sources of cash of $1.7 million related to a decrease in prepaid expenses and other assets due to the timing of other receivables from our contract manufacturing partners for component parts we buy and ship to them and also due to the timing of payments for various miscellaneous receivables. In addition, cash flows from operations include sources of cash of $1.5 million related to an increase in accounts payable due to the timing of payments to our vendors as our days payable outstanding increased from 49 days for the three months ended December 31, 2009 to 55 days for the three months ended December 31, 2010. Cash flows from operations also include sources of cash of $0.1 million related to an increase in deferred revenue as we received up-front payments for engineering services and maintenance contracts, net of amortization.

Investing Activities

Cash used in investing activities for the year ended December 31, 2010 was approximately $2.1 million compared to $2.9 million for the year ended December 31, 2009. Cash used in investing activities for the year ended December 31, 2010 was due to the acquisition of Cloverleaf, net of cash acquired, of $0.6 million and purchases of approximately $1.5 million of additional property and equipment primarily associated with engineering laboratory expansion and equipment as well as additional equipment for our newly acquired Cloverleaf business.

Financing Activities

Cash used in financing activities for the year ended December 31, 2010 was $0.7 million compared to cash provided by financing activities of $0.2 million for the year ended December 31, 2009. Cash used in financing activities for the year ended December 31, 2010 is attributable to a $0.7 million payment related to a Cloverleaf loan obligation, $0.5 million of tax liability payments associated with employee equity awards and $0.3 million for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico. This was partially offset by cash received from the sale of stock to employees under our employee stock plans of $0.8 million. Although we did not have any amounts outstanding against our credit facility as of December 31, 2010, we borrowed $5.8 million during 2010, all of which was repaid in the same year.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook for 2011, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.

Cloverleaf’s historical expenses have exceeded their net revenue, which is a trend we expect to continue in 2011. For example, Cloverleaf generated net revenue of $1.2 million and incurred a net loss of $3.9 million in 2009. In addition, post acquisition, the Cloverleaf business generated net revenue of $0.6 million and incurred a net loss of $5.5 million during the year ended December 31, 2010. As a result, while we expect the losses to decrease, we believe that the acquisition of Cloverleaf will continue to be dilutive to our results of operations and also result in a net cash outflow for 2011 as we continue to invest in product development and sales and marketing activities. The amount of cash needed to support the business we acquired from Cloverleaf in 2011 will depend primarily on new customer installations, the timing of capital expenditures, product development costs and additional headcount needed to support customer requirements and improving the existing infrastructure of Cloverleaf’s operations. We expect the amount of cash required to support the business we acquired from Cloverleaf will decrease in 2011 compared to 2010 primarily as a result of expected increases in net revenue from the newly acquired Cloverleaf technology platform.

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a potentially significant adverse effect on our operating results and financial condition.

In 2009 and 2010, we experienced quality issues associated with certain power supply devices provided by one of our component suppliers that required us to make substantial repairs and provide replacement parts. Our component supplier has agreed to reimburse us for the significant majority of costs of the replacement parts and related expenses. Although our component supplier has reimbursed us or committed to reimburse us for the significant majority of all of our costs incurred through December 31, 2010, there could be significant additional costs passed onto us by our customers. To the extent that our customers provide us with claims for reimbursement for product quality issues caused by this component supplier, we believe that our component supplier is contractually obligated to reimburse us for any such costs. An estimate as to the possible amount of claims or range of claims that our customers may present to us related to these product quality issues cannot be made as of December 31, 2010. To the extent that our component supplier cannot or does not continue to reimburse us for the significant majority of all expenses incurred by us or our customers we could incur material amounts of warranty claims and expenses.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, the ability to maintain payment terms with our suppliers consistent with the credit terms of our customers, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs by a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment.

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to

July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth to add stock-based compensation expense, goodwill and long-lived asset impairment charges, subject to certain limitations. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of December 31, 2010 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of December 31, 2010, there were no amounts outstanding under the Silicon Valley Bank line of credit.

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands).

Contractual Obligations	Total	2011	2012	2013	Thereafter
Operating lease obligations	$4,680	$2,350	$1,841	$489	$—
Inventory related purchase obligations	15,092	15,092	—	—	—
Other purchase obligations	1,668	1,668	—	—	—
Note payable	346	275	71	—	—

Total	$21,786	$19,385	$1,912	$489	$—

We lease office space, equipment and automobiles under non-cancelable operating leases, which expire at various dates through June 2013. For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.

Inventory related purchase obligations represent contractual purchase commitments to our suppliers for certain components in order to ensure supply of select key components at the most favorable pricing.

Other purchase obligations represent purchase commitments made in the ordinary course of business.

In addition to the amounts shown in the table above, $0.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation 48, and we are uncertain as to if or when such amounts may be settled.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified deals originating after January 1, 2010. The adoption of these provisions did not materially affect the results of operations for the year ended December 31, 2010 and would not have materially impacted previously reported results had the adoption been applied retrospectively, as revenue derived from software sales and multiple-deliverable arrangements were not material. The effect of adopting these standards on future financial periods will vary based on the nature and volume of new or materially modified revenue transactions in any given period.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This authoritative guidance is effective for interim and annual reporting periods on or after June 15, 2010 and was effective for Dot Hill in the third quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our December 31, 2010 balance sheet.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of December 31, 2010, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the year ended December 31, 2010 were the Euro, British Pound, Japanese Yen and the Israeli New Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.2 million in foreign currency transaction gains during the year ended December 31, 2010, primarily resulting from the remeasurement process of certain of our European subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our operating results. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from the financial statements beginning on page F-1 of this annual report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte and Touche LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II, of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dot Hill Systems Corp. and subsidiaries

Longmont, Colorado

We have audited the internal control over financial reporting of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Denver, Colorado

March 8, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this annual report on Form 10-K under the heading “Named Executive Officers and Key Employees of the Registrant.”

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2010.

Stock Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
2000 EIP	4,809,047	$4.06	—
2009 EIP	990,500	$1.49	2,052,066
2000 ESPP	Not Applicable	Not Applicable	3,209,895
2000 NEDSOP	380,000	$2.81	523,124

Total	6,179,547	$3.57	5,785,085

All of our equity compensation plans have been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders under the headings “Election of Director(s),” “Transactions with Related Persons” and “Policies and Procedures with Respect to Related Party Transactions.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders under the heading “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a) The following documents are filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2009 and 2010, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2008, 2009 and 2010, together with notes thereto included elsewhere in this annual report on Form 10-K are incorporated herein by reference.

(2) All other schedules have been omitted from this annual report on Form 10-K because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders’ Representative.(1)

2.2	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc.(2)

2.3	Agreement and Plan of Merger and Reorganization dated as of January 4, 2010, among Dot Hill Systems Corp., Telluride Acquisition Sub, Inc., Cloverleaf Communications Inc., Cloverleaf Communications (Israel) Ltd., Cloverleaf Communications Corporation (BVI) and E. Shalev Management 2000 (1999) Ltd.(8)

3.1	Certificate of Incorporation of Dot Hill Systems Corp.(3)

3.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)

4.1	Certificate of Incorporation Dot Hill Systems Corp.(3)

4.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)

4.3	Form of Common Stock Certificate.(5)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(6)

4.5	Form of Rights Certificate.(6)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008.(9)

10.1	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(6)

10.2	2000 Amended and Restated Equity Incentive Plan.(10)†

10.3	2009 Equity Incentive Plan.(11)†

10.4	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(10)†

10.5	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(10)†

Exhibit Number	Description
10.6	Amended and Restated 2000 Employee Stock Purchase Plan.(11)†

10.7	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan.(12)†

10.8	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors’ Stock Option Plan.(13)†

10.9	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Dana Kammersgard, effective as of December 18, 2008.(14)†

10.10	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Hanif I. Jamal, effective as of March 16, 2009.(32)†

10.11	Description of 2008 Executive Compensation Plan.(15)†

10.12	Description of Amended and Restated Policy for Director Compensation.(16)†

10.13	Form of Indemnity Agreement.(17)

10.14	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(18)

10.15	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(19)

10.16	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(20)

10.17	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(21)*

10.18	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(22)*

10.19	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(23)*

10.20	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(23)*

10.21	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.(24)*

10.22	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(2)*

10.23	Amended and Restated Technology License Agreement, dated as of October 29, 2010 among NetApp, Inc., NetApp Holding and Manufacturing B.V. and Dot Hill Systems Corp.*

10.24	Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(30)*

10.25	Amendment One to Product Purchase Agreement dated January 4, 2008, by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(30)*

10.26	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company.(2)*

10.27	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(27)*

10.28	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(31)*

Exhibit Number	Description

10.29	Amendment One to Manufacturing and Purchase Agreement dated January 28, 2009 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(29)*

10.30	Amendment to Loan and Security Agreement dated July 30, 2009 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(25)

10.31	Second Amendment to Loan and Security Agreement dated February 3, 2011 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (28)

10.32	Israeli Appendix to the 2009 Equity Incentive Plan.(26)†

10.33	Israeli Appendix to the Amended and Restated 2000 Employee Stock Purchase Plan.†

21.1	Subsidiaries of Dot Hill Systems Corp.(7)

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement.

*	Confidential treatment has been granted by, or requested from, the SEC.

Dot Hill’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 001-13317.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2000 and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(13)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference.

(15)	Filed as item 5.02(e) of our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated herein by reference.

(16)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(24)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(25)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference.

(26)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(27)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(28)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 7, 2011 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(32)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP.

By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President

Date: March 9, 2011

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

Name	Title	Date
/S/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2011

/S/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 9, 2011

/S/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 9, 2011

/S/ TOM MARMEN Tom Marmen	Director	March 9, 2011

/S/ RICHARD MEJIA Richard Mejia, Jr.	Director	March 9, 2011

/S/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Director	March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dot Hill Systems Corp. and subsidiaries

Longmont, Colorado

We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Denver, Colorado

March 8, 2011

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2010

(In thousands, except par value data)

	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$57,574	$45,732
Accounts receivable, net	34,197	35,202
Inventories	4,333	7,340
Prepaid expenses and other assets	5,314	3,540

Total current assets	101,418	91,814
Property and equipment, net	3,616	3,597
Goodwill	—	4,140
Intangible assets, net	3,029	7,581
Other assets	217	370

Total assets	$108,280	$107,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,411	$30,555
Accrued compensation	3,602	3,899
Accrued expenses	4,220	4,171
Deferred revenue	1,217	1,371
Restructuring accrual	1,697	1,664
Current portion of long-term note payable	261	275

Total current liabilities	39,408	41,935
Long-term note payable	346	71
Other long-term liabilities	2,175	1,118

Total liabilities	41,929	43,124

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2010, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 48,952 and 55,953 shares issued and outstanding at December 31, 2009 and 2010, respectively	49	56
Additional paid-in capital	303,841	315,257
Accumulated other comprehensive loss	(3,439)	(3,584)
Accumulated deficit	(234,100)	(247,351)

Total stockholders’ equity	66,351	64,378

Total liabilities and stockholders’ equity	$108,280	$107,502

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(In thousands, except per share amounts)

	2008	2009	2010
NET REVENUE	$272,879	$234,383	$252,494
COST OF GOODS SOLD	242,491	196,556	209,664

GROSS PROFIT	30,388	37,827	42,830
OPERATING EXPENSES:
Research and development	28,709	28,120	31,578
Sales and marketing	13,878	10,970	12,164
General and administrative	12,779	10,139	9,928
Restructuring charge	813	2,430	2,196
Legal settlement	(4,036)	—	—
Goodwill and long-lived asset impairment charge	5,432	—	—

Total operating expenses	57,575	51,659	55,866

OPERATING LOSS	(27,187)	(13,832)	(13,036)
OTHER INCOME (LOSS):
Interest income (expense), net	1,538	161	(19)
Other income, net	74	6	17

Total other income (loss), net	1,612	167	(2)

LOSS BEFORE INCOME TAXES	(25,575)	(13,665)	(13,038)
INCOME TAX (BENEFIT) EXPENSE	190	(40)	213

NET LOSS	$(25,765)	$(13,625)	$(13,251)

NET LOSS PER SHARE:
Basic and diluted	$(0.56)	$(0.29)	$(0.25)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	46,136	47,094	53,015

COMPREHENSIVE LOSS:
Net loss	$(25,765)	$(13,625)	$(13,251)
Foreign currency translation adjustments	(374)	35	(145)

Comprehensive loss	$(26,139)	$(13,590)	$(13,396)

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2008	45,785	$46	$294,193	$(3,100)	$(194,710)	$96,429
Issuance of warrant to customer			2,282			2,282
Common stock issued under stock plans	523		1,196			1,196
Share-based compensation expense			2,884			2,884
Foreign currency translation adjustment				(374)		(374)
Net loss					(25,765)	(25,765)

Balance, December 31, 2008	46,308	46	300,555	(3,474)	(220,475)	76,652
Common stock issued under stock plans	2,644	3	464			467
Share-based compensation expense			2,822			2,822
Foreign currency translation adjustment				35		35
Net loss					(13,625)	(13,625)

Balance, December 31, 2009	48,952	$49	$303,841	$(3,439)	$(234,100)	$66,351
Shares issued in connection with acquisition	4,759	5	8,127			8,132
Common stock issued under stock plans	2,242	2	286			288
Share-based compensation expense			3,003			3,003
Foreign currency translation adjustment				(145)	—	(145)
Net loss				—	(13,251)	(13,251)

Balance, December 31, 2010	55,953	$56	$315,257	$(3,584)	$(247,351)	$64,378

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(In thousands)

	2008	2009	2010
Cash Flows From Operating Activities:
Net loss	$(25,765)	$(13,625)	$(13,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,833	2,871	4,032
Goodwill and long-lived asset impairment charge	5,432	—	—
Loss on disposal of property and equipment	11	—	—
Adjustment to contingent consideration	—	(649)	(144)
Provision for (reduction in) bad debt reserve	25	(63)	—
Share-based compensation expense	2,884	2,822	3,003
Issuance of warrant to customer	2,282	—	—
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	(8,484)	6,888	(816)
Inventories	(5,077)	9,794	(2,938)
Prepaid expenses and other assets	(1,021)	(445)	1,702
Accounts payable	2,332	(2,564)	1,543
Accrued compensation and other expenses	(1,391)	(415)	(1,394)
Deferred revenue	(311)	(1,658)	147
Restructuring accrual	672	1,016	(33)
Other long-term liabilities	190	(539)	(946)

Net cash (used in) provided by operating activities	(22,388)	3,433	(9,095)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,891)	(2,939)	(1,490)
Acquisition, net of cash required	—	—	(625)
Purchase of intangible assets	(2,545)	—	—

Net cash used in investing activities	(4,436)	(2,939)	(2,115)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	—	(249)	(1,036)
Payments on bank borrowings	—	—	(5,800)
Proceeds from bank borrowings	—	—	5,800
Shares withheld for tax purposes	—	—	(477)
Common stock issued under stock plans	1,196	467	765

Net cash provided by (used in) financing activities	1,196	218	(748)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	120	12	116

Net (Decrease) Increase in Cash and Cash Equivalents	(25,508)	724	(11,842)
Cash and Cash Equivalents, beginning of year	82,358	56,850	57,574

Cash and Cash Equivalents, end of year	$56,850	$57,574	$45,732

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$67	$78	$90
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capital assets acquired but not paid	$168	$170	$67
Promissory note for intangible assets purchase	918	—	—
Common stock issued in connection with acquisition	$—	$—	$8,132

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 and 2010

1. Organization and Summary of Significant Accounting Policies

Description of Business

Dot Hill Systems Corp (referred to herein as Dot Hill, we, our or us) is a provider of software and hardware storage systems for the entry and midrange storage markets for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity stand-alone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance.

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

Foreign currency translation adjustments comprise the entire amount of our accumulated other comprehensive loss at December 31, 2009 and 2010. We incurred foreign currency transaction gains of $0.6 million for the year ended December 31, 2008 and $0.2 million for the year ended December 31, 2010. We incurred foreign currency transaction losses of $0.1 million for the year ended December 31, 2009.

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

Revenue Recognition

We derive our revenue from sales of our hardware products, software and services.

Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems and our AssuredUVS appliance products that includes our AssuredUVS software which is integrated with industry standard hardware which is essential to the functionality of the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.

For our AssuredUVS licensed software products, we account for revenue in accordance with relevant software revenue recognition guidance. We may also provide unspecified software updates and enhancements related to our AssuredUVS products through service contracts. We have established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis. Net revenue derived from our AssuredUVS software products was not material for any period presented.

Our service revenue primarily includes out-of-warranty repairs and product maintenance contracts. Out-of warranty repairs primarily consist of product repair services performed by our contract manufacturers for those customers that allowed their original product warranty to expire without purchasing one of our higher level support service plans. Revenue from these out-of-warranty repairs, and the associated cost of sales, is recognized in the period these services are provided. Service revenue also consists of product maintenance contracts. Revenue from our product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. Net revenue derived from services was less than 10% of total revenue for all periods presented.

From time to time, the Company enters into arrangements with customers that include acceptance criteria. In such instances, the Company defers all revenue on the arrangement until customer acceptance is obtained or the acceptance clause lapses.

On sales to channel partners, we evaluate whether fees are considered fixed or determinable by considering a number of factors, including our ability to estimate returns, payment terms and our relationship and past history with the particular channel partner. If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating the product has sold-through to an end-user. Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity or data indicating an order has shipped to an end-user.

We also defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as hubbing arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

Advertising Costs

We expense advertising costs in the period incurred. Advertising expense is included as a component of sales and marketing expense. Advertising expense was $0.5 million, $0.4 million and $1.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market funds issued or managed in the United States. At December 31, 2009 and 2010, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

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

Inventories

The components of inventories consist of the following as of December 31, (in thousands):

	2009	2010
Purchased parts and materials	$2,095	$4,901
Finished goods	2,238	2,439

Total inventories	$4,333	$7,340

Inventories are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our markets are volatile, subject to technological risks and price changes and inventory reduction programs by our customers. In addition, we are required to make last time buys of certain components on occasion. These factors result in a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes establish a new cost basis for the inventory. When we sell or dispose of reserved inventory the new cost basis is charged to cost of sales.

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

The components of property and equipment consist of the following as of December 31, (in thousands):

	2009	2010
Machinery and equipment	$7,164	$8,678
Furniture, fixtures, and computer software	200	274
Leasehold improvements	798	836
Construction in progress	24	171

Total property and equipment, at cost	8,186	9,959
Less accumulated depreciation	(4,570)	(6,362)

Total property and equipment, net	$3,616	$3,597

Depreciation expense was $4.3 million, $1.7 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

In the fourth quarter of 2008, we recorded an impairment charge related to our property and equipment in the amount of $4.4 million. See our Long-Lived Assets discussion immediately below.

Long-Lived Assets

Long-lived assets consist primarily of identifiable intangible assets with finite lives and property and equipment. We amortize our identifiable intangible assets with finite lives over the estimated economic lives of the assets, ranging from 3 to 7 years.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset is deemed to be impaired, the amount of the impairment loss represents the excess of the asset’s carrying value compared to its estimated fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. At December 31, 2008, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable due to the significant economic downturn at that time, which caused a substantial decline in our market capitalization. At December 31, 2008, the carrying value of our equity significantly exceeded our market capitalization. Our long-lived assets at that time consisted of our identifiable intangible assets associated with our recent acquisition of certain identified Ciprico assets acquired in September 2008 with a carrying value of $4.2 million, our licensed patent portfolio of $1.0 million and property and equipment of $6.6 million. Based upon management’s estimates of undiscounted cash flows, coupled with the recent acquisition of the Ciprico assets which established fair value for the assets, we determined that the carrying value of the acquired Ciprico assets approximated fair value and therefore no impairment was identified. The remaining long-lived assets with a carrying value of $7.6 million were tested for impairment at the lowest level for which identifiable cash flows, that are largely independent of the cash flows of other groups of assets, were available. We determined the fair value of the impaired assets by discounting the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections. Our impairment analysis at December 31, 2008 identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and our $1.0 million licensed patent portfolio. The long-lived asset impairment is recorded as a separate component of operating expense for the year ended December 31, 2008. No impairments of long-lived assets were recognized for the years ended December 31, 2009 or 2010.

Product Warranties

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material adverse effect on our operating results and financial condition. Estimated liabilities for product warranties are included in accrued expenses.

In 2009 and 2010, we experienced quality issues associated with certain power supply devices provided by one of our component suppliers that required us to make substantial repairs. Our component supplier has agreed to reimburse us for the significant majority of costs of the replacement parts and related expenses. Although our component supplier has reimbursed us or committed to reimburse us for the significant majority of all of our costs incurred through December 31, 2010, there could be significant additional costs passed onto us by our customers. To the extent that our customers provide us with claims for reimbursement for product quality issues caused by this component supplier, we believe that our component supplier is contractually obligated to reimburse us for any such costs. An estimate as to the possible amount of claims or range of claims that our customers may present to us related to these product quality issues cannot be made as of December 31, 2010. To the extent that our component supplier cannot or does not continue to reimburse us for the significant majority of all expenses incurred by us or our customers we could incur material amounts of warranty claims and expenses.

Our warranty accrual and cost activity is as follows as of and for the years ended December 31,

(in thousands):

	2008	2009	2010
Balance, beginning of year	$1,381	$1,560	$993
Charged to operations	3,334	2,061	2,623
Deductions for costs incurred	(3,155)	(2,628)	(2,634)

Balance, end of year	$1,560	$993	$982

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through original equipment manufacturers, or OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our accounts receivable are primarily derived from revenue earned from customers located in the United States, Europe and Asia. Credit risk with respect to accounts receivable is generally concentrated due to the small number of entities comprising our overall customer base. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Due to our credit evaluation and collection process, bad debt expenses have not been significant. However, we are not able to predict changes in the financial stability of our customers. Any material change in the financial status of any one or a particular group of customers may cause us to adjust our estimate of the recoverability of accounts receivables and could have a material adverse effect on our results of operations. At December 31, 2009 our largest two customers with worldwide operations accounted for 57% and 31% of gross accounts receivable and our top five customers accounted for 91% of our gross accounts receivable. At December 31, 2010, our largest two customers with worldwide operations accounted for 73% and 6% of gross accounts receivable and our top five customers accounted for 87% of our gross accounts receivable.

A small number of customers account for a significant percentage of our net revenue. Net revenue by major customer for the years ended December 31, is as follows (as a percentage of total net revenue):

	2008	2009	2010
Hewlett Packard	33%	51%	57%
NetApp, Inc.	23%	25%	26%
Oracle (formerly Sun Microsystems)	25%	4%	0%
Other customers less than 10%	19%	20%	17%

Total	100%	100%	100%

We expect sales to HP will represent a higher percentage of our total net revenue in 2011. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed.

In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

We expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the reduced gross profit previously associated with NetApp, our financial results could be harmed.

We expect that the sale of our products to a limited number of customers, in particular HP, will continue to account for a high percentage of net revenue for the foreseeable future. We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should our current manufacturing partners, in particular Foxconn, not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted.

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

We early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2010 for new and materially modified deals originating after January 1, 2010. The adoption of these provisions did not materially affect the results of operations for the year ended December 31, 2010 and would not have materially impacted previously reported results had the adoption been applied retrospectively, as revenue derived from software sales and multiple-deliverable arrangements were not material. The effect of adopting these standards on future financial periods will vary based on the nature and volume of new or materially modified revenue transactions in any given period.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This authoritative guidance is effective for interim and annual reporting periods on or after June 15, 2010 and was effective for Dot Hill in the third quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2008, 2009 or 2010 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

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

As of December 31, 2010, options to purchase 6,179,547 shares of common stock with exercise prices ranging from $0.47 to $16.36 per share, 2,099,523 shares of unvested restricted stock awards and a warrant to purchase 1,602,489 shares of common stock at a price of $2.40 per share, were outstanding, but were not included in the calculation of diluted net loss per share because their effect was antidilutive.

3. Acquisitions

Ciprico

In September 2008 we acquired certain identified RAIDCore and Network Attached Storage, or NAS, assets of Ciprico, for approximately $4.5 million consisting of cash consideration of $2.3 million, an unsecured non-interest bearing promissory note in the amount of $0.9 million, and contingent consideration in the amount of $1.1 million. Additionally, we incurred $0.2 million in acquisition related costs, primarily consisting of legal fees. Payments under the promissory note are due in equal monthly installments over a 42-month period commencing October 1, 2008. We are also required to pay Ciprico earn-out payments of up to $2.0 million over the 42 months following the date of acquisition. The earn-out payments are payable on a quarterly basis and are equal to 6.67% of RaidCore and NAS net revenue for the quarterly period. The contingent consideration liability fair value, as of the acquisition date, was $1.1 million, of which $0.3 million was included in accrued expenses and $0.8 million was included in other long-term liabilities. The purchase price was allocated to the assets acquired based on estimated fair values on the transaction date, resulting in the recording of RaidCore technology of $4.3 million and NAS technology of $0.2 million. The RaidCore and NAS assets are being amortized on a straight-line basis over four years and three years, respectively. Our primary reasons for the acquisition were to allow us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. As of December 31, 2010, we had $0.3 million in short-term debt and $0.1 million in long-term debt consisting of the note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

In 2009 and 2010, we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Accordingly, we reduced the contingent consideration liability and research and development expense in the statement of operations by $0.6 million for the year ended December 31, 2009 and $0.1 million for the year ended December 31, 2010 to reflect the reduction in estimated contingent consideration liability.

Cloverleaf

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

Dot Hill also incurred direct transaction costs in connection with the acquisition of approximately $0.8 million, of which $0.5 million was recognized as expense in the fourth quarter of 2009 and $0.3 million was recognized as expense in the first quarter of 2010. Dot Hill has recorded these costs as general and administrative expenses in its statement of operations. The majority of these costs were paid in the first quarter of 2010. Equity issuance costs incurred in connection with the transaction were not material.

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

The allocation of the acquisition date fair value of the total consideration transferred in connection with the acquisition of Cloverleaf is summarized below (in thousands):

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

The goodwill of $4.1 million arising from the Cloverleaf acquisition consists largely of expected synergies in the research and development and sales and marketing areas as a result of combining the operations of Dot Hill and Cloverleaf. In addition, approximately $0.9 million of the goodwill acquired relates to intangible assets that do not qualify for separate recognition. None of the goodwill will be deductible for income tax purposes. All of the goodwill arising from the acquisition of Cloverleaf has been assigned to our Standalone Storage Software operating segment and to the Israel reporting unit.

In accordance with the requirements of Accounting Standard Codification topic 305 “Intangibles—Goodwill and Other”, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if indicators of impairment are present. In the event that Dot Hill management determines that the goodwill has become impaired, Dot Hill will incur a charge for the amount of impairment during the period in which the determination is made.

Revenue of $0.6 million and a net loss of $5.5 million attributable to the operations of Cloverleaf since the acquisition date are included in our consolidated results of operations for the year ended December 31, 2010. The $5.5 million net loss includes $0.1 million of non-recurring restructuring costs and $0.5 million of stock-based compensation expense.

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

	Years Ended
(in thousands, except per share data)	December 31, 2009	December 31, 2010
Net revenue	$235,631	$252,571

Net loss	$(18,437)	$(13,237)

Basic and diluted net loss per share	$(0.36)	$(0.25)

4. Identifiable Intangible Assets

Identifiable intangible assets are follows as of December 31, (in thousands):

		2009
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(1,350)	$2,906
NAS technology	3 years	214	(91)	123

Total intangible assets		$4,470	$(1,441)	$3,029

		2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
Raid Core technology	4 years	$4,256	$(2,415)	$1,841
NAS technology	3 years	214	(162)	52
Software	7 years	6,375	(835)	5,540
Trade name	5 years	181	(33)	148

Total intangible assets		$11,026	$(3,445)	$7,581

Amortization expense related to identifiable intangible assets totaled $1.6 million, $1.1 million and $2.0 million, for the years ended December 31, 2008, 2009 and 2010, respectively.

Estimated future amortization expense related to identifiable intangible assets is as follows as of December 31, 2010 (in thousands):

2011	2,063
2012	1,724
2013	947
2014	947
2015	914
Thereafter	986

Total	$7,581

5. Goodwill

The changes in the carrying amount of goodwill are as follows during the years ended December 31, (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2009
Goodwill	$40,700	$—	$40,700
Accumulated impairment losses	(40,700)	—	(40,700)
	—	—	—
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—
Balance as of December 31, 2009
Goodwill	40,700	—	40,700
Accumulated impairment losses	(40,700)	—	(40,700)

	$—	$—	$—

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2010
Goodwill	$40,700	$—	$40,700
Accumulated impairment losses	(40,700)	—	(40,700)
	—	—	—
Goodwill acquired during year	—	4,140	4,140
Impairment losses	—	—	—
Balance as of December 31, 2010
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700)	—	(40,700)

	$—	$4,140	$4,140

6. Restructuring Charge

In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. As a result of this relocation, we terminated approximately 70 California employees whose positions have been relocated to Colorado and incurred approximately $1.5 million in severance-related costs since the inception of the 2008 Plan, all of which was recognized as of December 31, 2010. The remainder of the restructuring costs, all of which represent future minimum lease payments relating to the Carlsbad, California facility, will be paid out over the remainder of the lease term ending in April 2013.

As part of the 2008 Plan, we also incurred contract termination costs of $3.2 million since the plan inception through December 31, 2010. In 2010, we incurred additional contract termination costs of $1.3 million for facility lease and other associated costs that we continue to incur without economic benefit, as we exited an additional portion of our Carlsbad facility and revised our assumptions regarding the timing and amount of tenant sublease income. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.6 million beginning in the fourth quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.6 million of sublease income we currently expect to receive.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

2008 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2008	$140	$541	$681
Restructuring plan charges	1,042	1,388	2,430
Cash payments	(743)	(671)	(1,414)

Accrued restructuring balance as of December 31, 2009	439	1,258	1,697
Restructuring plan charges	233	1,289	1,522
Cash payments	(672)	(1,047)	(1,719)

Accrued restructuring balance as of December 31, 2010	$—	$1,500	$1,500

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 26 employees located in the United States, of which 25 have been terminated as of December 31, 2010. We expect to incur approximately $0.4 million in severance-related costs, all of which was recognized in the 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. We anticipate the remainder of the severance and related restructuring costs attributable to our 2010 Plan will be paid out during the first quarter of 2011.

As part of the 2010 Plan, we also incurred contract termination costs of $0.2 million since the plan inception through December 31, 2010 for facility lease and other associated costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.1 million beginning in the fourth quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.1 million of sublease income we currently expect to receive.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

2010 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2009	—	—	—
Restructuring plan charges	377	188	565
Cash payments	(357)	(44)	(401)

Accrued restructuring balance as of December 31, 2010	$20	$144	$164

We also incurred additional severance-related restructuring charges of approximately $0.1 million in the first quarter of 2010 related to the termination of a former employee of Cloverleaf. All of the severance-related costs were paid to this employee in the first quarter of 2010.

7. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth to add stock-based compensation expense, goodwill and long-lived asset impairment charges, subject to certain limitations. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of December 31, 2010 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of December 31, 2009 and 2010, there were no amounts outstanding under the Silicon Valley Bank line of credit.

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

9. Income Taxes

Components of income (loss) before taxes are as follows for the years ended December 31, (in thousands):

	2008	2009	2010
Income (loss) before taxes:
U.S.	$(27,712)	$(17,084)	$(7,958)
Foreign	2,137	3,419	(5,080)

Total income (loss) before taxes	$(25,575)	$(13,665)	$(13,038)

Components of the income tax provision (benefit) are as follows for the years ended December 31,

(in thousands):

	2008	2009	2010
Current:
Federal	$(101)	$(205)	$—
State, local and foreign	295	145	213

	194	(60)	213

Deferred:
Federal	—	—	—
State, local and foreign	(4)	20	—

	(4)	20	—

Total income tax provision (benefit)	$190	$(40)	$213

The reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31, (in thousands):

	2008	2009	2010
Federal statutory rate	$(8,695)	$(4,646)	$(4,432)
State and local income taxes, net of federal benefit	14	46	(153)
State rate change and other adjustments	—	—	737
Increase in valuation allowance	9,621	4,225	3,298
Foreign tax differential	110	(23)	76
Research and development credits	(273)	(253)	(48)
Chapparal acquisition legal settlement	(1,292)	—	—
Share based compensation	518	555	532
Other	187	56	203

Income tax provision (benefit)	$190	$(40)	$213

The tax effect of temporary differences that give rise to deferred income taxes are as follows as of December 31, (in thousands):

	2009	2010
Deferred tax assets:
Net operating loss and tax credit carry forwards	$76,175	$87,204
Inventory reserve and uniform capitalization	1,292	1,707
Stock options and warrants	2,184	2,070
In-process research and development	227	248
Allowance for bad debts	94	21
Vacation accrual	437	411
Deferred rent	818	513
Warranty accrual	417	364
Depreciation and amortization	2,057	1,753
Other accruals and reserves	753	2,508
Acquired intangibles	1,041	656

Total deferred tax assets	85,495	97,455
Deferred tax liabilities:
State taxes	(4,433)	(3,677)
Cloverleaf intangibles	—	(1,214)

Total deferred income tax liabilities	(4,433)	(4,891)

Valuation allowance	(81,062)	(92,564)

Net deferred tax assets	$—	$—

U.S. income and withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totals $0.4 million at December 31, 2010. Determination of the amount of any unrecognized deferred tax liability on this temporary difference is not practicable.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2008	2009	2010
Balance, January 1	$4,515	$4,756	$4,842
Increase related to prior period positions	23	167	367
Increase related to current year tax positions	218	—	91
Decrease related to prior period positions	—	—	(101)
Decrease related to change in prior year estimate	—	(81)	(88)

Balance, December 31	$4,756	$4,842	$5,111

At December 31, 2008, December 31, 2009, and December 31, 2010 we had cumulative unrecognized tax benefits of approximately $4.8 million, 4.8 million, and $5.1 million respectively, of which approximately $0.3 million, $0.2 million, and $0.2 million, respectively, are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.5 million, $4.6 million, and $4.9 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2008, December 31, 2009 and December 31, 2010, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months.

Due to net operating losses and other tax attributes going forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1999 through December 31, 2010. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 2000 through 2010.

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

At December 31, 2010, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our deferred tax assets would be realized and have an $92.6 million valuation allowance associated with our deferred tax assets.

As of December 31, 2010, we had federal and state net operating losses of approximately $193.2 million and $104.5 million, respectively, which begin to expire in the tax years ending 2017 and 2011, respectively. We had foreign net operating losses of $36.9 million, which have no expiration date. In addition, we had federal tax credit carryforwards of $4.1 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $3.6 million begin to expire in the tax year ending 2011. We also had state tax credit carryforwards of $3.5 million, of which $0.1 million will begin expiring in 2011, and the remaining $3.4 million have no expiration date.

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

As a result of our acquisition of Cloverleaf Communications, Inc., or Cloverleaf, a third ownership change, within the meaning of IRC Section 382, occurred on January 26, 2010. As a result, annual use of Cloverleaf’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

10. Stockholders’ Equity, Equity Incentive Plans and Warrants

Stock Incentive Plans

2009 EIP. Our stockholders approved the 2009 Equity Incentive Plan, or the 2009 EIP, at our Annual Meeting of Stockholders held on June 15, 2009. The 2009 EIP authorizes the issuance or grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards, performance cash awards and other stock awards to our employees, directors and consultants and is intended as the successor to and continuation of our 2000 EIP. Following the approval of the 2009 EIP by our stockholders, no additional stock awards may be granted under the 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP. All outstanding stock awards granted under the 2000 EIP will remain subject to the terms of the 2000 EIP provided, however, that any shares subject to outstanding stock awards granted under the 2000 EIP that expire or terminate for any reason prior to exercise or settlement shall become available for issuance pursuant to awards granted under the 2009 EIP. Awards granted under the 2000 EIP expire 10 years from the date of grant. Awards granted under the 2009 EIP expire seven years from the date of grant. As of June 15, 2009, the total number of shares of our common stock reserved for issuance under the 2009 EIP consisted of 4,500,000 shares plus 7,112,217 shares that are subject to outstanding stock awards under the 2000 EIP that may become available for grant under the 2009 EIP if they expire or terminate for any reason prior to exercise or settlement under the 2000 EIP. Unless sooner terminated by our Board of Directors, the 2009 EIP shall automatically terminate on April 26, 2019, the day before the tenth anniversary of the date the 2009 EIP was adopted by the Board. The Board of Directors may also amend the 2009 EIP at any time subject to applicable laws and regulations, including the rules and regulations of The NASDAQ Stock Market LLC. In general, no amendment or termination of the 2009 EIP may adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant.

During 2009 and 2010, we granted restricted stock and options to purchase common stock with various vesting as approved by the Board upon each grant. As of December 31, 2010, 1,748,686 shares of restricted stock were outstanding under the 2009 EIP, of which 287,000 were performance-based restricted stock awards. These performance–based awards were issued in January 2010 and vest in the first quarter of 2011 provided that the performance objectives are achieved. Additionally, 350,837 shares of restricted stock were outstanding under the 2000 EIP. As of December 31, 2010, options to purchase 990,500 and 4,809,047 shares of common stock were outstanding under the 2009 EIP and 2000 EIP, respectively. 2,052,066 shares of common stock remained available for grant under the 2009 EIP.

2000 NEDSOP. Under our 2000 New Employee Directors Stock Option Plan, or 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our board of directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2010, options to purchase 380,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 523,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP. Our stockholders approved our Amended and Restated Employee Stock Purchase Plan, or 2000 ESPP, at our Annual Meeting of Stockholders held on June 15, 2009, primarily to increase the share reserve under the 2000 ESPP by 4,000,000 shares. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 1,076,265 and 895,071 shares issued under the 2000 ESPP for the years ended December 31, 2009 and 2010, respectively. As of December 31, 2010, the 2000 ESPP had a total of 3,209,895 shares available for purchase.

As of December 31, 2010, total unrecognized share-based compensation cost related to unvested stock options, restricted stock awards, and our 2000 ESPP was $3.4 million, which is expected to be recognized over a weighted-average period of approximately 2.29 years. The following table summarizes share-based compensation expense for the years ended December 31, (in thousands):

	2008	2009	2010
Cost of goods sold	$377	$382	489
Sales and marketing	388	288	333
Research and development	952	1,112	1,231
General and administrative	1,167	1,040	950

Share-based compensation expense before taxes	2,884	2,822	3,003
Related deferred income tax benefits	—	—

Share-based compensation expense	$2,884	$2,822	$3,003
Share-based compensation expense is derived from:
Stock options	$2,563	$2,237	1,589
Restricted stock awards	—	310	1,052
2000 ESPP	321	275	362

Total	$2,884	$2,822	$3,003

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2010	6,142,901	4.04
Granted	1,103,834	1.49
Exercised	(61,537)	1.02
Forfeited	(258,092)	1.85
Expired	(747,559)	5.20

Outstanding at December 31, 2010	6,179,547	$3.57	5.72	$525,883
Vested and expected to vest at December 31, 2010	5,982,713	$3.63	5.70	$474,268
Exercisable at December 31, 2010	4,395,458	$4.29	5.34	$129,160

A summary of restricted stock award activity for 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2010	1,511,205	$0.60
Granted	2,056,026	1.68
Vested	(957,597)	0.79
Forfeited	(510,111)	0.31

Outstanding and unvested at December 31, 2010	2,099,523	$1.47

The weighted average grant-date fair values of options granted during the years ended December 31, 2008, 2009 and 2010 were $1.35 per share, $0.45 per share, and $0.97 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 were $0.1 million, $0.0 million, and $0.0 million, respectively. There were no options exercised during the year ended December 31, 2009.

The weighted average grant-date fair values of restricted stock awards granted during the years ended December 31, 2008, 2009 and 2010 were $2.34, $0.55 and $1.68 per share, respectively.

Cash generated from options exercised under all share-based compensation arrangements for the years ended December 31, 2008, 2009 and 2010 were $0.3 million, $0.0 million and $0.1 million, respectively. Cash generated from the purchase of shares through the 2000 ESPP for the years ended December 31, 2008, 2009 and 2010, was $0.9 million, $0.5 million, and $0.7 million respectively. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $1.75 per share as of the last business day of the fiscal year ended December 31, 2010, which value would have been realized by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the years ended December 31, 2008, 2009 and 2010 was $2.5 million, $2.4 million, and $1.1 million, respectively.

To estimate compensation expense for the years ended December 31, 2008, 2009, and 2010 we use the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	EIP and NEDSOP			ESPP
	Years Ended December 31,			Years Ended December 31,
	2008	2009	2010	2008	2009	2010
Risk-free interest rate	2.74%	2.01%	2.25%	1.96%	0.32%	0.19%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility	67%	69%	74%	82%	120%	101%
Expected Term	5.6 years	5.5 years	5.9 years	0.5 years	0.5 years	0.5 years
Forfeiture Rate	0%-12.9%	0%-12.37%	0% -12.69%	0%	0%	0%

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

Warrants

In January 2008, we amended our Product Purchase Agreement, or Agreement, originally entered into with HP in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The warrant was fully vested and exercisable at signing. The fair value of the warrant, determined using the Black-Scholes option-pricing model, was approximately $2.3 million. The Black-Scholes option-pricing model utilized the following assumptions; a risk-free interest rate of 3.18%, expected volatility of 59.5% and a contractual life of five years. The warrant was issued to induce the customer to enter into the Agreement with us. The fair value of the warrant was recorded as a reduction in revenue for the three months ended March 31, 2008, the period in which the Agreement was signed. At December 31, 2010, there was a warrant outstanding to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share. This warrant expires on January 3, 2013.

11. Employee Retirement Benefit Plans

Dot Hill Retirement Savings Plan

The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. At our discretion we may make contributions to this plan for plan participants. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2008, 2009 and 2010 were $0.1 million, $0.2 million and $0.1 million, respectively.

12. Commitments and Contingencies

Operating Leases

We lease office space, equipment and automobiles under non-cancelable operating leases, which expire at various dates through June 2013. Rent expense for the years ended December 31, 2008, 2009 and 2010 was $1.7 million, $1.4 million and $1.6 million, respectively. We record rent expense on a straight–line basis based on contractual lease payments.

Future minimum lease payments due under all non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$2,350
2012	1,841
2013	489

Total minimum lease payments	$4,680

For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.

Unconditional Purchase Obligations

We have unconditional inventory related purchase obligations to certain suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. Additionally, we have non-inventory related purchase obligations that represent purchase commitments made in the ordinary course of business. At December 31, 2010 we had approximately $16.8 million of unconditional purchase obligations.

Legal Proceedings

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

We may be involved in certain other legal actions and claims from time to time arising in the ordinary course of business. Historically the outcome of such other litigation and claims has not had a material adverse effect on our financial condition or results of operations.

13. Segment Information

Primarily as a result of our acquisition of Cloverleaf in January 2010, as well as our ongoing strategic development, planning and evaluation, we changed the structure of our internal organization to focus on our storage systems and standalone software products. As a result, we now have two operating segments, which include storage systems and standalone storage software. Our storage hardware operating segment consists predominantly of our business prior to the acquisition of Cloverleaf and includes our AssuredSAN products. Our standalone storage software operating segment consists primarily of the business we acquired from Cloverleaf and the intellectual property assets we purchased from Ciprico and includes our AssuredUVS and AssuredVRA products.

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

Description of Segments

Storage Systems

We offer, primarily through our AssuredSAN products, a flexible, broad line of networked data storage solutions composed of standards-based hardware and embedded software for open systems environments including Fiber Channel, or FC, Internet Small Computer Systems Interface, or iSCSI, and Serial Attached SCSI, or SAS, storage markets. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products, at prices that are suitable for the entry-level or midrange markets. Our end-users consist of entry-level and midrange users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our AssuredSAN product lines range from approximately 146 gigabyte, or GB, to large 192 terabyte, or TB, storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

Our storage systems segment products and services are sold worldwide to facilitate server and storage area network, or SAN, storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs.

Standalone Storage Software

We offer a line of unified virtual storage appliances called the AssuredUVS product line. To OEM customers, we market this technology as a software-only product with a license based business model. To end-user customers, we market this as complete appliance products (hardware servers, software, and storage options) through our indirect sales channel under the Dot Hill brand. The AssuredUVS product line delivers the following:

•

Simplified Unified Storage Management. The AssuredUVS provides the ability to create and manage virtual volumes for block (SAN) and file (NAS) storage with complete storage ecosystem management using a unified set of management tools so IT personnel can do more with the same resources.

•

Storage Virtualization. The AssuredUVS provides a full set of virtualization tools for volume management, thin provisioning, snapshots, replication, and tiered storage across a set of heterogeneous storage arrays.

•

Business Continuity. The AssuredUVS delivers data protection through snapshots, virtual replicas and mirroring—both local and remote. Our communications layer over WAN connections supports policy-based Recovery Point Objective, or RPO, and Recovery Time Objective, or RTO, quality of service as the globally distributed geographical scale.

•

Scaling and Maximizing assets. The AssuredUVS offers support for existing and new storage arrays in a data center, eliminating the need to replace existing storage systems. The technology allows non-disruptive data migration from existing storage volumes to new virtual volumes and the ability to integrate existing storage volumes as proxy volumes without moving data.

Through our acquisition of Ciprico’s RAIDCore assets in September 2008, we offer a high performance, feature rich, host-based RAID stack that can be included as a key ingredient of an entry-level or mid-level enterprise class server built by OEMs or SIs. This product line, called AssuredVRA, provides a cost effective solution for standard Windows and Linux servers that utilizes existing built in SATA or SAS I/O capabilities of motherboards or simple storage I/O adapters to replace expensive dedicated hardware RAID adapter solutions.

Net revenue and operating loss were as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Storage Systems net revenue	$272,879	$234,360	$250,631
Standalone Storage Software net revenue	—	23	2,112

Total segment net revenue	272,879	234,383	252,743
Elimination of intersegment net revenue	—	—	(249)

Total Dot Hill consolidated net revenue	$272,879	$234,383	$252,494

Storage Systems operating loss	$(26,149)	$(10,618)	$(5,046)
Standalone Storage Software operating loss	(1,038)	(3,214)	(7,990)

Total operating loss	$(27,187)	$(13,832)	$(13,036)

Total other income (loss), net	1,612	167	(2)

Loss before income taxes	$(25,575)	$(13,665)	$(13,038)

Depreciation and amortization expense by operating segment were as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Storage Systems depreciation expense	$4,271	$1,698	$1,681
Standalone Storage Software depreciation expense	2	37	347

	$4,273	$1,735	$2,028

Storage Systems amortization expense	$1,560	$—	$—
Standalone Storage Software amortization expense	—	1,136	2,004

	$1,560	$1,136	$2,004

The following is a summary of geographical information (in thousands):

	Year Ended December 31,
	2008	2009	2010
Net revenue:
United States	$245,489	$215,093	$245,379
Europe	23,951	16,813	5,624
Asia	3,439	2,477	1,491

	$272,879	$234,383	$252,494

Long-lived assets:
United States	$7,079	$6,851	$5,140
Europe	10	11	6,408
Asia	—	—	—

	$7,089	$6,862	$11,548

Net revenue is recorded in the geographic area in which the sale is originated.

Long-lived assets include property and equipment, net, identifiable intangible assets, net, and other non-current assets.

14. Quarterly Financial Information (Unaudited)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2009:
Net revenue	$53,889	$54,328	$63,600	$62,566
Gross profit	9,260	7,970	11,631	8,966
Loss before income taxes	(3,259)	(4,227)	(1,225)	(4,954)
Net loss	(3,292)	(4,188)	(1,137)	(5,008)
Basic and diluted net loss per share	(0.07)	(0.09)	(0.02)	(0.11)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010:
Net revenue	$59,974	$65,493	$61,586	$65,441
Gross profit	8,125	9,669	11,295	13,741
Income (Loss) before income taxes	(6,378)	(5,799)	(1,260)	399
Net income (loss)	(6,427)	(5,834)	(1,269)	279
Basic and diluted net income (loss) per share	$(0.12)	$(0.11)	$(0.02)	$0.01

During the first, second, third and fourth quarters of 2009, we incurred approximately $0.1 million, $0.4 million, $0.4 million and $1.5 million, respectively, of restructuring charges related to our 2008 restructuring plan. During the first, second, third and fourth quarters of 2010, we incurred approximately $0.3 million, $1.4 million, $0.1 million and $0.4 million, respectively, of restructuring charges related to our 2008 and 2010 restructuring plans. See further discussion of our restructuring activities in Note 6.

On January 26, 2010, we acquired 100% of the voting equity interests of Cloverleaf in exchange for (i) $0.7 million of cash, (ii) 4,758,530 shares of Dot Hill common stock valued at $8.1 million, or $1.71 per share, (iii) $1.8 million of specified assumed outstanding liabilities of Cloverleaf at the acquisition date, and (iv) 327,977 shares of restricted common stock that were issued to the employees of Cloverleaf who became employees of Dot Hill on the acquisition date pursuant to Dot Hill’s 2009 Equity Incentive Plan. See further discussion of our acquisition of Cloverleaf in Note 3.