Form 10-Q
period 2011-03-31
DOT HILL SYSTEMS CORP
filed 2011-05-06
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The registrant had 56,494,699 shares of common stock, $0.001 par value, outstanding as of April 30, 2011.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2011

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2010	March 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$45,732	$46,309
Accounts receivable, net	35,202	27,196
Inventories	7,340	5,150
Prepaid expenses and other assets	3,540	3,615

Total current assets	91,814	82,270
Property and equipment, net	3,597	3,895
Intangible assets, net	7,581	7,061
Goodwill	4,140	4,140
Other assets	370	337

Total assets	$107,502	$97,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,555	$22,251
Accrued compensation	3,899	2,870
Accrued expenses	4,171	4,173
Deferred revenue	1,371	1,590
Restructuring accrual	1,664	1,421
Current portion of long-term note payable	275	278

Total current liabilities	41,935	32,583
Long-term note payable	71	—
Other long-term liabilities	1,118	874

Total liabilities	43,124	33,457

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2010 and March 31, 2011.	—	—
Common stock, $.001 par value, 100,000 shares authorized, 55,953 and 56,488 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively.	56	56
Additional paid-in capital	315,257	316,405
Accumulated other comprehensive loss	(3,584)	(3,593)
Accumulated deficit	(247,351)	(248,622)

Total stockholders’ equity	64,378	64,246

Total liabilities and stockholders’ equity	$107,502	$97,703

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2011
NET REVENUE	$59,974	$49,174
COST OF GOODS SOLD	51,849	37,072

GROSS PROFIT	8,125	12,102

OPERATING EXPENSES:
Research and development	7,773	7,986
Sales and marketing	3,361	3,033
General and administrative	3,076	2,341
Restructuring charge (recoveries)	289	(41)

Total operating expenses	14,499	13,319

OPERATING LOSS	(6,374)	(1,217)

OTHER INCOME:
Interest income (expense), net	3	(6)
Other income (expense), net	(7)	2

Total other income (expense), net	(4)	(4)

LOSS BEFORE INCOME TAXES	(6,378)	(1,221)
INCOME TAX EXPENSE	49	50

NET LOSS	$(6,427)	$(1,271)

NET LOSS PER SHARE:
Basic and diluted	$(0.12)	$(0.02)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	51,538	54,334

COMPREHENSIVE LOSS:
Net loss	$(6,427)	$(1,271)
Foreign currency translation adjustment	7	9

Comprehensive loss	$(6,420)	$(1,262)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2011
Cash Flows From Operating Activities:
Net loss	$(6,427)	$(1,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	971	1,049
Adjustment to contingent consideration	(285)	—
Stock-based compensation expense	992	803
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	(849)	8,003
Inventories	(2,380)	2,190
Prepaid expenses and other assets	(401)	(46)
Accounts payable	6,064	(8,489)
Accrued compensation and other expenses	(2,081)	(1,022)
Deferred revenue	352	220
Restructuring accrual	(322)	(243)
Other long-term liabilities	(325)	(244)

Net cash provided by (used in) operating activities	(4,691)	950

Cash Flows From Investing Activities:
Acquisition, net of cash acquired	(625)	—
Purchases of property and equipment	(476)	(604)

Net cash used in investing activities	(1,101)	(604)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	(839)	(68)
Shares withheld for tax purposes	—	(191)
Proceeds from sale of stock to employees	372	536

Net cash provided by (used in) financing activities	(467)	277

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(46)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,264)	577
Cash and Cash Equivalents, beginning of period	57,574	45,732

Cash and Cash Equivalents, end of period	$51,310	$46,309

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$8,132	$—
Capital assets acquired but not paid	$144	$223

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2011.

Use of Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, goodwill and other intangibles, as well as any other assets and liabilities acquired and accounted for under the purchase method of accounting for business combinations. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, warranty reserves, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. We currently have one customer that accounts for more than 10% of our total net revenue: Hewlett Packard, or HP. Our agreements with our original equipment manufacturers, or OEM, partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended March 31,
	2010	2011
HP	50%	76%
NetApp	31%	0%
Other customers less than 10%	19%	24%

Total	100%	100%

We expect sales to HP will represent a substantially higher percentage of our total net revenue in 2011 compared to 2010. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed.

In the fourth quarter of 2010, we decided to exit our low margin business with NetApp, Inc., or NetApp, beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

Over time, we expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to eventually replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the reduced gross profit previously associated with NetApp, our financial results could be harmed.

We expect that the sale of our products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future.

We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should our current manufacturing partners such as Foxconn, not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 that are expected to have a material impact on our unaudited condensed consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2010 or 2011 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	March 31, 2010		March 31, 2011
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Number	Range of Exercise Prices
Stock options	6,767,179	$0.47 - $16.36	6,323,898	$0.47 - $16.36
Unvested restricted stock awards	1,466,609	$—	1,894,715	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2010	March 31, 2011
Purchased parts and materials	$4,901	$3,582
Finished goods	2,439	1,568

Total inventory	$7,340	$5,150

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

4. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, bank borrowings and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable, bank borrowings and contingent consideration due to Ciprico, Inc. or Ciprico, in connection with the acquisition of certain intangible assets, approximate their fair values due to their short maturities. The carrying value on our balance sheet of our notes payable approximates fair value as our credit-adjusted interest rate continues to represent a market participant rate.

5. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(2,415)	$1,841
NAS technology	3 years	214	(162)	52
Software	7 years	6,375	(835)	5,540
Trade name	5 years	181	(33)	148

Total intangible assets		$11,026	$(3,445)	$7,581

		March 31, 2011
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(2,681)	1,575
NAS technology	3 years	214	(180)	34
Software	7 years	6,375	(1,063)	5,312
Trade name	5 years	181	(41)	140

Total intangible assets		$11,026	$(3,965)	$7,061

Amortization expense related to intangible assets totaled $0.4 million and $0.5 million for the three months ended March 31, 2010 and 2011, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2011 is as follows (in thousands):

2011 (Remaining 9 months)	$1,542
2012	1,724
2013	947
2014	947
2015	914
Thereafter	987

Total	$7,061

6. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of December 31, 2010	$—	$4,140	$4,140
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance as of March 31, 2011	$—	$4,140	$4,140

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. There were no indicators that our goodwill was impaired at March 31, 2011. Accumulated impairment losses as of December 31, 2010 and March 31, 2011 were $40.7 million, all of which was associated with our Storage Systems operating segment.

7. Product Warranties

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

Beginning in the fourth quarter of 2009, we experienced quality issues associated with certain power supply devices provided by one of our component suppliers that required us to make substantial repairs. Our component supplier has agreed to reimburse us for the majority of costs of the replacement parts and related expenses. Although our component supplier has reimbursed us or committed to reimburse us for the majority of our costs incurred through March 31, 2011, there could be significant additional costs passed onto us by our customers. To the extent that our customers provide us with claims for reimbursement for product quality issues caused by this component supplier, we believe that our component supplier is contractually obligated to reimburse us for any such costs. In the event that we cannot recover such costs from our component supplier, we believe our insurance policies would provide us with sufficient coverage for reimbursement. An estimate as to the possible amount of claims or range of claims that our customers may present to us related to these product quality issues cannot be made as of March 31, 2011. To the extent that our component supplier cannot or does not continue to reimburse us for the majority of all expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur material amounts of warranty claims and expenses.

Our warranty accrual and cost activity is as follows as of and for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2010	2011
Balance, beginning of period	$993	$982
Charged to operations	1,011	484
Deductions for costs incurred	(948)	(585)

Balance, end of period	$1,056	$881

8. Restructuring

In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. As a result of this relocation, we terminated approximately 70 California employees whose positions have been relocated to Colorado and incurred approximately $1.5 million in severance-related costs, all of which was recognized and paid as of December 31, 2010.

As part of the 2008 Plan, we also incurred contract termination costs of $3.2 million since the inception of the 2008 Plan through March 31, 2011. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.6 million beginning in the fourth quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.6 million of sublease income we currently expect to receive.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance as of December 31, 2010	$1,500
Restructuring plan recoveries	(40)
Cash payments	(182)

Accrued restructuring balance as of March 31, 2011	$1,278

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 26 employees located in the United States, of which 25 have been terminated as of March 31, 2011. We expect to incur approximately $0.4 million in severance-related costs, all of which was recognized as of December 31, 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. We anticipate the remainder of the severance and related restructuring costs attributable to our 2010 Plan will be paid out during 2011.

As part of the 2010 Plan, we also incurred contract termination costs of $0.2 million since the inception of the 2010 Plan through March 31, 2011 for facility lease and other associated costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.1 million beginning in the fourth quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.1 million of sublease income we currently expect to receive.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2010	$20	$144	$164
Restructuring plan recoveries	—	(1)	(1)
Cash payments	—	(20)	(20)

Accrued restructuring balance as of March 31, 2011	$20	$123	$143

9. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of March 31, 2011 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of March 31, 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

10. Commitments and Contingencies

We may be involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims will likely not have a material adverse effect on our financial condition or results of operations.

11. Segment Information

We have two operating segments, which include storage systems and standalone storage software. Our storage hardware operating segment consists predominantly of our business prior to the acquisition of Cloverleaf in January of 2010 and includes our AssuredSAN products. Our standalone storage software operating segment consists primarily of the business we acquired from Cloverleaf and the intellectual property assets we purchased from Ciprico and includes our AssuredUVS and AssuredVRA products.

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

Description of Segments

Storage Systems

We offer, primarily through our AssuredSAN products, a flexible, broad line of networked data storage solutions composed of standards-based hardware and embedded software for open systems environments including Fiber Channel, or FC, Internet Small Computer Systems Interface, or iSCSI, and Serial Attached SCSI, or SAS, storage markets. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products, at prices that we believe are suitable for the entry-level or midrange markets. Our end-users consist of entry-level and mid-range users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our AssuredSAN product lines range from approximately 146 gigabyte, or GB, to large 192 terabyte, or TB, storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

Our storage systems segment products and services are sold worldwide to facilitate server and storage area network, or SAN, storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs.

Standalone Storage Software

We offer a line of unified virtual storage appliances called the AssuredUVS product line. To OEM customers, we market this technology as a software-only product with a license based business model. To end-user customers, we market this as complete appliance products (hardware servers, software, and storage options) primarily through our indirect sales channel under the Dot Hill brand. The AssuredUVS product line delivers the following:

•

Simplified Unified Storage Management . The AssuredUVS provides the ability to create and manage virtual volumes for block (SAN) and file (NAS) storage with complete storage ecosystem management using a unified set of management tools so IT personnel can do more with the same resources.

•

Storage Virtualization . The AssuredUVS provides a full set of virtualization tools for volume management, thin provisioning, snapshots, replication, and tiered storage across a set of heterogeneous storage arrays.

•

Business Continuity . The AssuredUVS delivers data protection through snapshots, virtual replicas and mirroring—both local and remote. Our communications layer over wide area network connections supports policy-based Recovery Point Objective and Recovery Time Objective quality of service as the globally distributed geographical scale.

•

Scaling and Maximizing assets . The AssuredUVS offers support for existing and new storage arrays in a data center, eliminating the need to replace existing storage systems. The technology allows non-disruptive data migration from existing storage volumes to new virtual volumes and the ability to integrate existing storage volumes as proxy volumes without moving data.

Through our acquisition of Ciprico’s RAIDCore assets in September 2008, we offer a high performance, feature rich, host-based redundant array of independent disks, or RAID, stack that can be included as a key ingredient of an entry-level or mid-level enterprise class server built by OEMs or SIs. This product line, called AssuredVRA, provides a cost effective solution for standard Windows and Linux servers that utilizes existing built in SATA or SAS I/O capabilities of motherboards or simple storage I/O adapters to replace expensive dedicated hardware RAID adapter solutions.

Net revenue and operating loss were as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Storage Systems net revenue	$59,816	$47,843
Standalone Storage Software net revenue	236	1,424

Total segment net revenue	60,052	49,267
Elimination of intersegment net revenue	(78)	(93)

Total Dot Hill consolidated net revenue	$59,974	$49,174

Storage Systems operating loss	$(4,407)	$(106)
Standalone Storage Software operating loss	(1,967)	(1,111)

Total operating loss	$(6,374)	$(1,217)

Total other income (expense), net	(4)	(4)
Loss before income taxes	$(6,378)	$(1,221)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this quarterly report on Form 10-Q, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In November 2010, we launched the AssuredUVS unified virtual storage appliance product line for our branded products through our indirect sales channels and we continue to sell the AssuredUVS software-only to qualified OEM accounts worldwide. This product line, formerly known as the intelligent storage networking system, or iSNTM, is based on the technology we acquired in January 2010 from Cloverleaf Communications, Inc, or Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. The appliance products consist of a standard off-the-shelf x86 server, combined with the proprietary software that delivers the unified virtual storage feature set. Our storage arrays are also available bundled with this appliance. We believe this product line will broaden market opportunities in both OEM and branded indirect sales channels and help accelerate our transition from a provider of hardware storage arrays to a provider of unified virtual storage solutions. Sales of AssuredUVS products were not significant in 2010 or in the first quarter of 2011. Although we expect sales of our AssuredUVS products to increase, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

        In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2010 or in the first quarter of 2011. Although we expect sales of our AssuredVRA products to increase in 2011, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

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

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. Sales to HP approximated 51% of our total net revenue in 2009, 57% of our total net revenue in 2010 and 76% of our total net revenue in the first quarter of 2011. We expect sales to HP to continue to represent a substantial portion of our net revenue in 2011. We also expect sales to HP will represent a higher percentage of our total net revenue in 2011 compared to 2010.

We previously designed and developed general purpose disk arrays for a variety of products that were sold under private label by NetApp, Inc., or NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

Over time, we expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to eventually replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed. Sales to NetApp approximated 25% of our total net revenue in 2009, 26% of our total net revenue in 2010 and 0% of our net revenue in the first quarter of 2011. All NetApp revenue was attributable to our storage systems operating segment.

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

For these and other reasons, our net revenue and results of operations in the first quarter of 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 and in the first quarter of 2011 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2011.

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

General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions, as well as expenditures for legal, accounting and other administrative services and fluctuations in currency valuations.

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

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2011, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended March 31,
	2010	2011
Net revenue	100%	100%
Cost of goods sold	86.5	75.4

Gross profit	13.5	24.6

Operating expenses:
Research and development	13.0	16.2
Sales and marketing	5.6	6.2
General and administrative	5.1	4.8
Restructuring charge	0.5	(0.1)

Total operating expenses	24.1	27.1

Operating loss	(10.6)	(2.5)
Other income (expense), net	0.0	0.0

Loss before income taxes	(10.6)	(2.5)

Income tax expense	0.1	0.1

Net loss	(10.7)%	(2.6)%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2011

Net Revenue

	Three Months Ended March 31,
	2010	2011	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$59,974	$49,174	$(10,800)	-18.0%

The decrease in net revenue for the three months ended March 31, 2011 was primarily due to a decrease in sales to NetApp, which decreased from $18.4 million for the three months ended March 31, 2010 to $0.0 million for the three months ended March 31, 2011. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

We also experienced a decrease in net revenue from Fujitsu Technology Solutions GmbH, or FTS, which decreased from $0.9 million for the three months ended March 31, 2010 to $0.4 million for the three months ended March 31, 2011. The decrease in net revenue from FTS is due to FTS’s decision to internally source the product we sell to FTS. Product sales to Oracle Corporation (formerly Sun Microsystems), or Oracle, decreased from $0.4 million for the three months ended March 31, 2010 to $0.0 million for the three months ended March 31, 2011. The decline in Oracle net revenue is due to the products we sell to Oracle reaching the end of their product life cycle.

These decreases were partially offset by an increase in net revenue from HP, other OEM and channel customers and from sales of our AssuredUVS and AssuredVRA software products. Sales to HP increased from $30.1 million for the three months ended March 31, 2010 to $37.3 million for the three months ended March 31, 2011. The increase in HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 products, based on our Series 2000 products and the launch by HP of its third generation product line, now called the P2000 product line, in February 2010, which includes our Series 3000 products. Although our Series 2000 products are in the decline phase of the product life cycle and are being replaced by our Series 3000 products, demand for these products continues to be significant. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products have increased significantly subsequent to release. We expect sales to HP to continue to represent a significant portion of our net revenue in 2011.

Sales to our other OEM and channel customers and from sales of our AssuredUVS and AssuredVRA software products increased approximately $1.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011		(Decrease) Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$51,849	86.5%	$37,072	75.4%	$(14,777)	-28.5%
Gross Profit	$8,125	13.5%	$12,102	24.6%	$3,977	48.9%

Cost of goods sold decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of a decrease in sales to NetApp and decreases in manufacturing support costs and manufacturing variances. These decreases were partially offset by an increase in cost of goods sold as a result of the increase in sales to HP and other OEM customers.

Gross profit and gross profit margin increased to $12.1 million and 24.6%, respectively, for the three months ended March 31, 2011 compared to $8.1 million and 13.5%, respectively, for the three months ended March 31, 2010. The increase in gross profit and gross profit margin was primarily due to customer and product mix, as we did not have any sales to NetApp and as the products we sell to HP have a higher gross profit margin compared to the products we previously sold to NetApp. Sales to HP approximated 76% of our net revenue for the three months ended March 31, 2011 compared to 50% of our net revenue for the three months ended March 31, 2010. Sales to NetApp represented 0% of our net revenue for the three months ended March 31, 2011 compared to 31% of our net revenue for the three months ended March 31, 2010. In addition, sales of our software products have a much higher gross profit and gross profit margin than sales of our hardware products, and sales to our channel customers typically have a higher gross profit and gross profit margin than sales to HP. Sales to our channel customers and from our AssuredUVS and AssuredVRA software products approximated 5% of our net revenue for the three months ended March 31, 2011 compared to 2% of our net revenue for the three months ended March 31, 2010. We expect that the mix of products we sell, in particular, the products we sell to HP, to our channel customers and from our software products, will continue to affect our gross profit and gross profit margin.

        Also contributing to the increase in gross profit and gross profit margin were lower manufacturing support costs and lower manufacturing variances. Manufacturing support costs decreased to $3.3 million for the three months ended March 31, 2011 compared to $3.9 million for the three months ended March 31, 2010 primarily as a result of our restructuring activities, which lowered our operating cost structure. In addition, manufacturing variances decreased to $1.2 million for the three months ended March 31, 2011 compared to $2.4 million for the three months ended March 31, 2010, primarily as a result of a reduction in freight costs due to lower sales and leveraging lower cost ocean freight opportunities and a reduction in excess and obsolete inventory charges as we more efficiently managed our slow moving inventory and contractual obligations with our contract manufacturing partners.

Research and Development Expenses

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$7,773	13.0%	$7,986	16.2%	$213	2.7%

Research and development expense increased $0.2 million to $8.0 million for the three months ended March 31, 2011 compared to $7.8 million for the three months ended March 31, 2010. This increase was primarily due to a $0.3 million reduction to research and development expense in the first quarter of 2010 related to an adjustment to our Ciprico contingent consideration liability, as we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Accordingly, we reduced the contingent consideration liability and research and development expense in the statement of operations to reflect the reduction in estimated contingent consideration liability. Also contributing to the increase in research and development expense for the three months ended March 31, 2011 was an increase of depreciation expense of $0.1 million as a result of additional equipment acquired in the Cloverleaf acquisition and due to additional capital expenditures for our Longmont and Israel engineering labs. These increases were partially offset by a decrease in facilities and common costs of $0.2 million as a result of restructuring activities completed in the second quarter of 2010.

We also incurred higher research and development salaries and salary related expenses in the three months ended March 31, 2011 as we had a full quarter of expenses attributable to our acquired Cloverleaf business compared to two months of expenses in the three months ended March 31, 2010. However, these expenses were offset by transitioning certain of our research and development activities to India and also as a result of the restructuring activities completed in the second quarter of 2010.

We expect that the timing of our engineering material purchases to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,361	5.6%	$3,033	6.2%	$(328)	-9.8%

Sales and marketing expense decreased approximately $0.3 million to $3.0 million for the three months ended March 31, 2011 compared to $3.4 million for the three months ended March 31, 2010. The decrease was due to lower customer-related evaluation product expenses of $0.3 million as we incurred higher expenses in the three months ended March 31, 2010 due to the introduction of our new Series 3000 products released in the first quarter of 2010 and due to the newly acquired products from Cloverleaf. Also contributing to the decrease were lower salaries and payroll related expenses and facilities and common costs as a result of restructuring activities completed in the second quarter of 2010.

We expect that the timing of our marketing activities and variable employee sales compensation will affect the amount of sales and marketing expenses in future periods.

General and Administrative Expenses

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$3,076	5.1%	$2,341	4.8%	$(735)	-23.9%

General and administrative expenses decreased approximately $0.7 million to $2.3 million for the three months ended March 31, 2011 compared to $3.1 million for the three months ended March 31, 2010. This decrease was primarily attributable to a reduction in salaries and payroll related expenses of $0.4 million, a reduction in Cloverleaf transaction costs of $0.3 million, a reduction in stock-based compensation expense of $0.1 million, a reduction in accounting and related fees of $0.1 million and a reduction in facilities and common costs. These decreases were partially offset by changes in foreign currency gains and losses of approximately $0.2 million.

The reduction in salaries and payroll related expenses was the result of completing the transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California in the second half of 2010, as we incurred costs of duplicative personnel during the transition period. The reduction in stock-based compensation expense was primarily the result of a deferral in the timing of equity awards granted to certain of our executive officers. The reduction in accounting and related fees was primarily the result of negotiating lower fees with our service providers. The reduction in facilities and common costs were primarily the result of restructuring activities completed in the second quarter of 2010.

The change in foreign currency gains and losses were primarily the result of changes in the value of the Euro, British Pound, Israeli Shekel and Japanese Yen in relation to the United States dollar.

We expect that general and administrative stock-based compensation expense is likely to increase during the remainder of 2011 as a result of equity awards expected to be granted to certain of our executive officers in the second quarter of 2011.

Restructuring Charge (Recoveries)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recoveries)	$289	0.5%	$(41)	(0.1)%	$(330)	-114.2%

In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. The 2008 Plan included severance and related costs for facility lease and other associated costs that we continued to incur without economic benefit.

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

Restructuring expenses decreased $0.3 million to $0.0 million for the three months ended March 31, 2011 compared to $0.3 million for the three months ended March 31, 2010. The decrease in restructuring expenses is the result of substantially completing all severance and related cost activities in 2010. In addition, we incurred additional severance-related restructuring charges of approximately $0.1 million in the first quarter of 2010 related to the termination of a former employee of Cloverleaf. Also, in the first quarter of 2011, we received a credit of approximately $0.1 million from our landlord related to previously paid common area maintenance charges, which we recorded as a benefit to restructuring expense.

See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income (Expense), net

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011		(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(4)	0.0%	$(4)	0.0%	$—	—%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items. Interest expense decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of a lower notes payable balance. Interest income also decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of lower cash and cash equivalents.

Income Taxes

We recorded an income tax provision of $0.1 million for the three months ended March 31, 2011 compared to an income tax provision of $0.0 million for the three months ended March 31, 2010. Our provision for income taxes primarily represents state, local and foreign taxes.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net losses, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease, as was the case during the first quarter of 2011. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if we grant them extended payment terms.

As of March 31, 2011, we had $46.3 million of cash and cash equivalents and $49.7 million of working capital compared to $45.7 million of cash and cash equivalents and $49.9 million of working capital as of December 31, 2010. The increase in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $0.3 million in short-term debt at March 31, 2011, consisting of a note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $1.0 million compared to $4.7 million of cash used in operations for the three months ended March 31, 2010. The operating activities that affected cash consisted primarily of a net loss, which totaled $1.3 million for the three months ended March 31, 2011 compared to $6.4 million for the three months ended March 31, 2010. The decrease in our net loss was primarily attributable to an increase in our gross profit due to favorable changes in the mix of products sold and lower manufacturing variances due to lower freight and excess and obsolete inventory charges, as well as lower operating expenses due to our 2008 Plan and 2010 Plan restructuring activities.

The adjustments to reconcile net loss to net cash provided by operating activities for the three months ended March 31, 2011 that did not affect cash consisted of depreciation and amortization of $1.0 million and stock-based compensation expense of $0.8 million.

Cash flows from operations reflects the positive impact of $8.0 million related to a decrease in accounts receivable, which was primarily due to our decision to exit our low margin business with NetApp in the fourth quarter of 2010. Cash collection efforts remained strong during the quarter as our days sales outstanding improved from 53 days at the end of the first quarter of 2010 to 50 days at the end of the first quarter of 2011. Cash flows from operations also reflects the positive impact of $2.2 million related to an overall decrease in inventories at March 31, 2011, which was primarily due to our decision to exit our low margin business with NetApp in the fourth quarter of 2010 as well as the timing of in-transit inventory purchases. Primarily as a result of the recent earthquake and related events in Japan, inventories could increase in the short-term as we may make strategic inventory purchases to maintain a sufficient source of supply.

Additional sources of cash flows from operations include $0.2 million related to an increase in deferred revenue as we received up-front payments for maintenance contracts, net of amortization.

Cash flows from operations include uses of cash of $8.5 million related to a decrease in accounts payable, which was primarily the result of our decision to exit our low margin business with NetApp in the fourth quarter of 2010. The decrease in accounts payable was also due to the timing of inventory purchases and payments to our vendors. Our days payable outstanding decreased from 61 days at the end of the first quarter of 2010 to 56 days at the end of the first quarter of 2011. Cash flows from operations also includes a use of $1.0 million in cash related to a decrease in accrued compensation due to the timing of payroll. In addition, we used $0.2 million of cash from operations for long-term liabilities primarily resulting from deferred rent amortization and to a lesser extent from the reduction of uncertain tax liabilities due to foreign statutes expiring. We also had a decrease in our restructuring accrual of $0.2 million primarily resulting from an increase in cash payments for contract termination costs.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2011 was approximately $0.6 million compared to $1.1 million for the three months ended March 31, 2010. Cash used in investing activities for the three months ended March 31, 2011 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners to produce our products and for engineering development equipment for our AssuredUVS products. Cash used in investing activities during the three months ended March 31, 2010 was primarily due to the acquisition of Cloverleaf, net of cash acquired, of $0.6 million and purchases of property and equipment of $0.5 million primarily associated with engineering laboratory expansion and equipment as well as additional equipment for our newly acquired Cloverleaf business.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2011 was approximately $0.3 million compared to cash used in financing activities of $0.5 million for the three months ended March 31, 2010. Cash provided by financing activities for the three months ended March 31, 2011 was due to the sale of stock to employees under our employee stock plans of $0.5 million, which was partially offset by $0.2 million of tax liability payments made by Dot Hill associated with employee equity awards and for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico. Cash used in financing activities for the three months ended March 31, 2010 was attributable to the payment of $0.7 million related to a Cloverleaf loan obligation and $0.1 million due to the ongoing pay-down of our note payable. Partially offsetting this use of cash were proceeds received from the sale of common stock to employees under our employee stock plans of $0.4 million.

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

Beginning in the fourth quarter of 2009, we experienced quality issues associated with certain power supply devices provided by one of our component suppliers that required us to make substantial repairs. Our component supplier has agreed to reimburse us for the majority of costs of the replacement parts and related expenses. Although our component supplier has reimbursed us or committed to reimburse us for the majority of all of our costs incurred through March 31, 2011, there could be significant additional costs passed onto us by our customers. To the extent that our customers provide us with claims for reimbursement for product quality issues caused by this component supplier, we believe that our component supplier is contractually obligated to reimburse us for any such costs. In the event that we cannot recover such costs from our component supplier, we believe our insurance policies would provide us with sufficient coverage for reimbursement. An estimate as to the possible amount of claims or range of claims that our customers may present to us related to these product quality issues cannot be made as of March 31, 2011. To the extent that our component supplier cannot or does not continue to reimburse us for the majority of all expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur material amounts of warranty claims and expenses.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn were to shorten our payment terms with them or if HP were to lengthen their payment terms with us, our financial condition could be harmed.

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of March 31, 2011 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of March 31, 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off — Balance Sheet Arrangements

At March 31, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our March 31, 2011 balance sheet.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of March 31, 2011, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the three months ended March 31, 2011 were the Euro, British Pound, Japanese Yen and the Israeli Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.1 million in foreign currency transaction losses during the three months ended March 31, 2011, primarily resulting from the remeasurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our operating results. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $0.8 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We may be involved in certain legal actions and claims from time to time arising in the ordinary course of business. Historically the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2010. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 51% of our net revenue for the year ended December 31, 2009, 57% of our net revenue for the year ended December 31, 2010 and 76% of our net revenue for the three months ended March 31, 2011. We expect HP will represent greater than 10% of our overall net revenue for the year ending December 31, 2011. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp. Over time, we expect to generate additional revenue from our indirect channel sales, from sales of our AssuredUVS and AssuredVRA products and from potential new OEM customers to eventually replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed.

Factors that could influence our relationship with our significant customers and other potential new customers include:

•	our ability to maintain our products at prices that are competitive with those of our competitors;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers;

•	our ability to continue to develop and launch new products that our customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

•	our ability to provide timely, responsive and accurate customer support to our customers;

•	the ability of our customers to effectively deliver, market and increase sales of their own solutions based on our products; and

•	management changes and re-organizations.

Product recalls, epidemic failures, post-manufacture repairs of our products, liability claims and associated costs could harm our reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on our financial condition.

Our new integrated storage systems and newly acquired products obtained in the Cloverleaf acquisition, as well as our legacy products, may contain undetected errors, or failures that become epidemic failures, which may be discovered after shipment, resulting in a loss of net revenue, an increase in costs to rework or replace failed products, product liability claims, a tarnished reputation, a loss of customers, or a loss or delay in market acceptance of our products, any of which could harm or disrupt our business. Product failures or recalls could be the result of components purchased from our suppliers not meeting the required specifications or containing undetected quality errors and manufacturing defects or from our own design deficiencies. Beginning in the fourth quarter of 2009, we experienced quality issues associated with certain power supply devices provided by one of our component suppliers that required us to make substantial repairs. Our component supplier has agreed to reimburse us for the majority of costs of the replacement parts and related expenses. Although our component supplier has reimbursed us or committed to reimburse us for the majority of all of our costs incurred through March 31, 2011, there could be significant additional costs passed onto us by our customers. To the extent that our customers provide us with claims for reimbursement for product quality issues caused by this component supplier, we believe that our component supplier is contractually obligated to reimburse us for any such costs. In the event that we cannot recover such costs from our component supplier, we believe our insurance policies would provide us with sufficient coverage for reimbursement. An estimate as to the possible amount of claims or range of claims that our customers may present to us related to these product quality issues cannot be made as of March 31, 2011. To the extent that our component supplier cannot or does not continue to reimburse us for the majority of all expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur material amounts of warranty claims and expenses.

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

        In January 2010, we acquired Cloverleaf, a privately held software company, based primarily in Israel. The Cloverleaf acquisition provided us with a new team of software development and other professionals. Cloverleaf’s products provide heterogeneous storage virtualization and unified storage technologies that can simplify data center management, eliminate downtime and reduce storage costs. The Cloverleaf Intelligent Storage Networking System—iSN™ trade name is an intelligent, network resident, storage network management system that provides a combination of benefits, features and capabilities targeted to meet the demands of mid to large-sized data centers. We refer to the products that are based on the Cloverleaf Intelligent Storage Networking System as AssuredUVS. Cloverleaf

was our first acquisition involving significant international operations. The integration of Cloverleaf’s operations with our own continues to be a complex, time-consuming and costly process involving typical acquisition risks and related challenges, some of which are discussed below:

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

•	assessing and maintaining the combined company’s internal control over financial reporting and disclosure controls and procedures as required by U.S. securities laws;

•	potential incompatibility of business cultures and/or loss of key personnel;

•	difficulties in integrating the personnel, operations, technology or products and service offerings of Cloverleaf;

•	products derived from this acquisition may not meet the feature and functionality needs of customers or their expectations with respect to reliability;

•	insufficient net revenue to offset increased expenses associated with the Cloverleaf acquisition;

•	the costs and effects of the purchase accounting associated with this acquisition;

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

As a result of the recent earthquake and related events in Japan, we continue to assess our operations and supply chain and currently do not expect to incur significant short-term disruptions. We continue to work with suppliers and have made strategic inventory purchases to maintain an appropriate short-term supply. Of principal focus was securing supply of integrated circuits, memory and other components, which are included in many of our products. At this time we do not anticipate the situation in Japan will have a significant effect on our near-term cash flows, competitive position, financial condition or results of operations. However, we are continuing to assess the longer term impact of the recent earthquake on our operations and supply chain.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp, or LSI., Infortrend, Xyratex Ltd., or Xyratex, NEC Corporation, and PROMISE Technology, Inc. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products. For our AssuredVRA products we compete primarily with LSI and Intel, and for our AssuredUVS products we compete primarily with Falconstor Software Inc., or Falconstor, Compellent, which was recently acquired by Dell, and DATACORP. Future competitors could include original design manufacturers and contract manufacturers, some of whom we partner with today.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors have much lower labor costs than we do. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service, more financial leverage and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of public and privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future. In the future, it is conceivable that we could compete with some of the original design manufacturers, one of whom is currently our manufacturing partner, as they develop expertise in chassis design and power and cooling technologies.

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

Pricing pressures could also result when we cannot pass increased material costs onto our customers. For example, a significant increase in fuel prices could result in higher steel and freight costs which we may not be able to pass onto our customers.

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

For the three months ended March 31, 2011 we incurred a net loss of $1.3 million. For the year ended December 31, 2010 we incurred a net loss of $13.3 million. For the year ended December 31, 2009 we incurred a net loss of $13.6 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Our ability to reliably predict net revenue has become more challenging as a result of our recent acquisition of Cloverleaf and the termination of our relationship with NetApp. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2011. Consequently, we cannot assure you that we will be profitable in any future period.

Our future operating results and profitability will depend on, and could vary substantially as a result of many factors, including:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to implement and achieve targeted gross margin and cost reduction objectives and;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	the extent to which we invest in new initiatives such as channel sales and software development;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	the success of our manufacturing strategy and relationships with our contract manufacturing partners;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements, recalls or customer penalties;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions, including the current worldwide economic crisis;

•	increased costs associated with our Israeli operations;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights;

•	costs of litigating and defending law suits; and

•	our ability to capitalize on new customer opportunities resulting from industry consolidation.

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

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included, among other things, severance and related costs for the reduction of approximately 10% of our workforce, a 10% salary reduction for all employees at or above the vice-president level and a 5% salary reduction for certain other employee groups. As of March 31, 2011, salaries have not been reinstated to their pre-2010 Plan levels. As a result of these actions, we may experience higher employee attrition rates, which would require us to locate and hire suitable replacements and could cause our business to be harmed.

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

Item 6.	Exhibits

The following exhibits are included as part of this quarterly report on Form 10-Q:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2010, among Dot Hill Systems Corp., Telluride Acquisition Sub, Inc., Cloverleaf Communications Inc., Cloverleaf Communications (Israel) Ltd., Cloverleaf Communications Corporation (BVI) and E. Shalev Management 2000 (1999) Ltd. (1)

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.3	Form of Common Stock Certificate. (4)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)

4.5	Form of Rights Certificate. (5)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)

10.1	Second Amendment to Loan and Security Agreement dated February 3, 2011 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(7)

10.2	Israeli Appendix to the Amended and Restated 2000 Employee Stock Purchase Plan.(8)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 7, 2011 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: May 6, 2011
	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 6, 2011

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)