Form 10-Q
period 2011-06-30
DOT HILL SYSTEMS CORP
filed 2011-08-08
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The registrant had 57,285,845 shares of common stock, $0.001 par value, outstanding as of July 31, 2011.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended June 30, 2011

Part I. Financial Information

Item 1.	Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2010	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$45,732	$46,508
Accounts receivable, net	35,202	30,905
Inventories	7,340	5,290

Prepaid expenses and other assets	3,540	4,463

Total current assets	91,814	87,166
Property and equipment, net	3,597	4,215
Intangible assets, net	7,581	6,541
Goodwill	4,140	4,140
Other assets	370	299

Total assets	$107,502	$102,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,555	$25,417
Accrued compensation	3,899	4,385
Accrued expenses	4,171	5,479
Deferred revenue	1,371	1,394
Restructuring accrual	1,664	1,183
Current portion of long-term note payable	275	210

Total current liabilities	41,935	38,068
Long-term note payable	71	—
Other long-term liabilities	1,118	763

Total liabilities	43,124	38,831

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Common stock, $.001 par value, 100,000 shares authorized, 55,953 and 57,192 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	56	57
Additional paid-in capital	315,257	317,652
Accumulated other comprehensive loss	(3,584)	(3,612)
Accumulated deficit	(247,351)	(250,567)

Total stockholders’ equity	64,378	63,530

Total liabilities and stockholders’ equity	$107,502	$102,361

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
NET REVENUE	$65,493	$53,179	$125,467	$102,353
COST OF GOODS SOLD	55,824	39,984	107,673	77,056

GROSS PROFIT	9,669	13,195	17,794	25,297

OPERATING EXPENSES:
Research and development	8,447	8,946	16,220	16,932
Sales and marketing	3,379	3,649	6,740	6,682
General and administrative	2,225	2,437	5,301	4,778
Restructuring charge (recoveries)	1,413	37	1,702	(4)

Total operating expenses	15,464	15,069	29,963	28,388

OPERATING LOSS	(5,795)	(1,874)	(12,169)	(3,091)

OTHER INCOME:
Interest income (expense), net	4	(5)	7	(11)
Other Income (expense), net	(8)	(1)	(15)	1

Total other income (expense), net	(4)	(6)	(8)	(10)

LOSS BEFORE INCOME TAXES	(5,799)	(1,880)	(12,177)	(3,101)
INCOME TAX EXPENSE	35	65	84	115

NET LOSS	$(5,834)	$(1,945)	$(12,261)	$(3,216)

NET LOSS PER SHARE:
Basic and diluted	$(0.11)	$(0.04)	$(0.23)	$(0.06)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:

Basic and diluted	53,246	54,737	52,397	54,536

COMPREHENSIVE LOSS:
Net loss	$(5,834)	$(1,945)	$(12,261)	$(3,216)
Foreign currency translation adjustment	(46)	(19)	(39)	(28)

Comprehensive loss	$(5,880)	$(1,964)	$(12,300)	$(3,244)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2011
Cash Flows From Operating Activities:
Net loss	$(12,261)	$(3,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,999	2,164
Adjustment to contingent consideration	(285)	—
Stock-based compensation expense	1,763	2,537
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	(1,147)	4,298
Inventories	(3,327)	2,050
Prepaid expenses and other assets	(809)	(850)
Accounts payable	(875)	(5,305)
Accrued compensation and other expenses	(1,698)	1,254
Deferred revenue	458	23
Restructuring accrual	732	(481)
Other long-term liabilities	(459)	(355)

Net cash provided by (used in) operating activities	(15,909)	2,119

Cash Flows From Investing Activities:
Acquisition, net of cash acquired	(625)	—
Purchases of property and equipment	(655)	(1,578)

Net cash used in investing activities	(1,280)	(1,578)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	(904)	(136)
Proceeds from bank borrowings	2,800	—
Shares withheld for tax purposes	—	(343)
Proceeds from sale of stock to employees	334	742

Net cash provided by financing activities	2,230	263

Effect of Exchange Rate Changes on Cash and Cash Equivalents	21	(28)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,938)	776
Cash and Cash Equivalents, beginning of period	57,574	45,732

Cash and Cash Equivalents, end of period	42,636	$46,508

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$8,132	$—
Capital assets acquired but not paid	$249	$164

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2011.

Use of Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, warranty and related obligations (see Note 7), the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, goodwill and other intangibles, as well as any other assets and liabilities acquired and accounted for under the purchase method of accounting for business combinations. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

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

Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
HP	58%	77%	54%	77%
NetApp	27%	—%	29%	—%
Other customers less than 10%	15%	23%	17%	23%

Total	100%	100%	100%	100%

Due to the discontinuance of our agreement with NetApp, Inc., or NetApp, our sales to HP will represent a substantially higher percentage of our total net revenue in 2011 compared to 2010. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

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

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2010 or 2011 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	June 30, 2010		June 30, 2011
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	6,805,743	$0.47 - $16.36	7,254,690	$0.47 - $16.36
Unvested restricted stock awards	1,645,920	$—	2,303,779	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2010	June 30, 2011
Purchased parts and materials	$4,901	$3,970
Finished goods	2,439	1,320

Total inventory	$7,340	$5,290

Inventories are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our markets are volatile, subject to technological risks and price changes and inventory reduction programs by our customers. In addition, we are required to make last time buys of certain components on occasion. These factors result in a risk that we will forecast incorrectly and purchase excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material effect on our financial statements. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes establish a new cost basis for the inventory. When we sell or dispose of reserved inventory the new cost basis is charged to cost of sales.

4. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and contingent consideration due to Ciprico, Inc. or Ciprico, in connection with the acquisition of certain intangible assets, approximate their fair values due to their short maturities.

5. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(2,415)	$1,841
NAS technology	3 years	214	(162)	52
Software	7 years	6,375	(835)	5,540
Trade name	5 years	181	(33)	148

Total intangible assets		$11,026	$(3,445)	$7,581

		June 30, 2011
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(2,946)	1,310
NAS technology	3 years	214	(198)	16
Software	7 years	6,375	(1,290)	5,085
Trade name	5 years	181	(51)	130

Total intangible assets		$11,026	$(4,485)	$6,541

Amortization expense related to intangible assets totaled $0.6 million, $0.5 million, $1.0 million and $1.0 million for the three and six months ended June 30, 2010 and 2011, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2011 is as follows (in thousands):

2011 (Remaining 6 months)	$1,022
2012	1,724
2013	947
2014	947
2015	914
Thereafter	987

Total	$6,541

6. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of December 31, 2010	$—	$4,140	$4,140
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance as of June 30, 2011	$—	$4,140	$4,140

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. There were no indicators that our goodwill was impaired at June 30, 2011. Accumulated impairment losses as of December 31, 2010 and June 30, 2011 were $40.7 million, all of which was associated with our Storage Systems operating segment.

7. Product Warranties

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. We were able to promptly identify and resolve the cause of the failures and are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier has reimbursed us and has committed to continue to reimburse us for the costs we incur to replace or repair the defective power supply devices, including third-party costs incurred by our customers. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

In the second quarter of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. The customer indicated that the estimate for claims is preliminary and that the timing, the amount and the form of any potential settlement are negotiable. Based on our analysis of the situation, including the preliminary framework provided by the customer, we currently estimate that we have incurred a probable loss which is estimable for certain third-party material and service costs incurred by our customer related to replacing failed power supplies of approximately $1.3 million. While this estimate remains subject to negotiation, we have recorded a current liability within “Accrued expenses” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

In addition, based on the advice of legal counsel, we have established that our component supplier is contractually obligated to continue to reimburse us for any such costs we incur with our customers. Based on that fact, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies have the financial ability to continue to reimburse us for any additional costs we may incur, we have also recorded a current asset within “Prepaid expenses and other assets” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

The preliminary framework of potential claims provided to us by our customer also includes the customer’s internal overhead and other internal indirect costs in addition to the third-party direct costs described above. Given the complexities involved in dealing with material customer relationships and the fact that substantive negotiations have just begun with our customer, there remains a significant degree of uncertainty as to the ultimate resolution of the potential claims. Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claim, the incurrence of an additional loss is reasonably possible and we believe it could be in the range of $0 to $3.0 million as of June 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of June 30, 2011. Consistent with our assessment above, we also believe that our component supplier is contractually obligated to continue to reimburse us for additional costs we incur with our customer. In the unlikely event our component supplier fails to continue to reimburse us for any additional costs we may incur from our customer, we believe we have legal recourse against this component supplier and also believe our insurance policy would provide us with coverage for some or all of such costs, although no such assurance can be given in this regard.

To the extent that we are unsuccessful in negotiating settlement agreements with our customer and our component supplier on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements.

Our warranty accrual and cost activity is as follows as of and for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Balance, beginning of period	$1,056	$881	$993	$982
Charged to operations	704	1,781	1,529	2,265
Deductions for costs incurred	(527)	(506)	(1,289)	(1,091)

Balance, end of period	$1,233	$2,156	$1,233	$2,156

The table above includes $1.3 million of charges recorded to cost of sales related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies. The table above does not include the corresponding $1.3 million benefit recorded within cost of sales related to the current asset established for the recovery of such costs incurred by our customer which are to be reimbursed to us by our component supplier.

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

As part of the 2008 Plan, we also incurred contract termination costs of $3.2 million since the inception of the 2008 Plan through June 30, 2011. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.6 million beginning in the fourth quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.6 million of sublease income we currently expect to receive.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance as of December 31, 2010	$1,500
Restructuring plan recoveries	(6)
Cash payments	(433)

Accrued restructuring balance as of June 30, 2011	$1,061

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 26 employees located in the United States, of which 25 have been terminated as of June 30, 2011. We expect to incur approximately $0.4 million in severance-related costs, all of which was recognized as of December 31, 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. The remainder of the severance and related restructuring costs attributable to our 2010 Plan will be paid out in the third quarter of 2011.

As part of the 2010 Plan, we also incurred contract termination costs of $0.2 million since the inception of the 2010 Plan through June 30, 2011 for facility lease and other associated costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we expect we will receive sublease income of approximately $0.1 million beginning in the fourth quarter of 2011 through the remainder of the lease term. To the extent that we are unable to find a tenant to sublease our unused space or if we do not sublease our unused space at a price per square foot that approximates our current estimate, we may incur additional cash restructuring charges of up to the $0.1 million of sublease income we currently expect to receive.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2010	$20	$144	$164
Restructuring plan expense	—	2	2
Cash payments	—	(44)	(44)

Accrued restructuring balance as of June 30, 2011	$20	$102	$122

9. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of June 30, 2011 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of June 30, 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

10. Commitments and Contingencies

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims could have a material effect on our financial statements (see Note 7).

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

Net revenue and operating loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Storage Systems net revenue	$65,201	$51,745	$125,017	$99,588
Standalone Storage Software net revenue	366	1,601	602	3,025

Total segment net revenue	65,567	53,346	125,619	102,613
Elimination of intersegment net revenue	(74)	(167)	(152)	(260)

Total Dot Hill consolidated net revenue	$65,493	$53,179	$125,467	$102,353

Storage Systems operating loss	$(3,217)	$(577)	$(7,624)	$(683)
Standalone Storage Software operating loss	(2,578)	(1,297)	(4,545)	(2,408)

Total operating loss	$(5,795)	$(1,874)	$(12,169)	$(3,091)

Total other income (expense), net	(4)	(6)	(8)	(10)
Loss before income taxes	$(5,799)	$(1,880)	$(12,177)	$(3,101)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In November 2010, we launched the AssuredUVS unified virtual storage appliance product line for our branded products through our indirect sales channels and we continue to sell the AssuredUVS software-only to qualified OEM accounts worldwide. This product line, formerly known as the intelligent storage networking system, or iSNTM, is based on the technology we acquired in January 2010 from Cloverleaf Communications, Inc., or Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. The appliance products consist of a standard off-the-shelf x86 server, combined with the proprietary software that delivers the unified virtual storage feature set. Our storage arrays are also available bundled with this appliance. We believe this product line will broaden market opportunities in both OEM and branded indirect sales channels and help accelerate our transition from a provider of hardware storage arrays to a provider of unified virtual storage solutions. Sales of AssuredUVS products were not significant in 2010 or in the three and six months ended June 30, 2011. Although we expect sales of our AssuredUVS products to increase, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2010 or in the three and six months ended June 30, 2011. Although we expect sales of our AssuredVRA products to increase in 2011, we do not expect such sales to represent a significant percentage of our total net revenue in 2011.

We have decided to expand our routes to market beyond our focus on original equipment manufacturers, or OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We continued to expand our channel program in 2010 and we believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2010 and in the first six months of 2011.

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

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. Sales to HP approximated 51% of our total net revenue in 2009, 57% of our total net revenue in 2010 and 77% of our total net revenue for the six months ended June 30, 2011. We expect sales to HP to continue to represent a substantial portion of our net revenue in 2011. We also expect sales to HP will represent a higher percentage of our total net revenue in 2011 compared to 2010.

We previously designed and developed general purpose disk arrays for a variety of products that were sold under private label by NetApp, Inc., or NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

Over time, we expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to eventually replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed. Sales to NetApp approximated 25% of our total net revenue in 2009, 26% of our total net revenue in 2010 and 0% of our total net revenue for the six months ended June 30, 2011. All NetApp revenue was attributable to our storage systems operating segment.

We expect our total net revenue to decrease in 2011 compared to 2010 as a result of exiting our relationship with NetApp.

In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM specifications, schedules and milestones;

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

For these and other reasons, our net revenue and results of operations for the three and six months ended June 30, 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 and in the six months ended June 30, 2011 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2011.

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

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three and six months ended June 30, 2011, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Warranty and Related Obligations

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. We were able to promptly identify and resolve the cause of the failures and are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier has reimbursed us and has committed to continue to reimburse us for the costs we incur to replace or repair the defective power supply devices, including third-party costs incurred by our customers. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

In the second quarter of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. The customer indicated that the estimate for claims is preliminary and that the timing, the amount and the form of any potential settlement are negotiable. Based on our analysis of the situation, including the preliminary framework provided by the customer, we currently estimate that we have incurred a probable loss which is estimable for certain third-party material and service costs incurred by our customer related to replacing failed power supplies of approximately $1.3 million. While this estimate remains subject to negotiation, we have recorded a current liability within “Accrued expenses” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

In addition, based on the advice of legal counsel, we have established that our component supplier is contractually obligated to continue to reimburse us for any such costs we incur with our customers. Based on that fact, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies have the financial ability to continue to reimburse us for any additional costs we may incur, we have also recorded a current asset within “Prepaid expenses and other assets” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

The preliminary framework of potential claims provided to us by our customer also includes the customer’s internal overhead and other internal indirect costs in addition to the third-party direct costs described above. Given the complexities involved in dealing with material customer relationships and the fact that substantive negotiations have just begun with our customer, there remains a significant degree of uncertainty as to the ultimate resolution of the potential claims. Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claim, the incurrence of an additional loss is reasonably possible and we believe it could be in the range of $0 to $3.0 million as of June 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of June 30, 2011. Consistent with our assessment above, we also believe that our component supplier is contractually obligated to continue to reimburse us for additional costs we incur with our customer. In the unlikely event our component supplier fails to continue to reimburse us for any additional costs we may incur from our customer, we believe we have legal recourse against this component supplier and also believe our insurance policy would provide us with coverage for some or all of such costs, although no such assurance can be given in this regard.

We believe the negotiation of the framework of potential claims provided to us by our customer, our estimate as to the number of failed power supplies replaced by our customer through the duration of the warranty period, which we estimate will extend through October 2012, and our estimate of a reasonable customer cost of overhead necessary to replace failed power supplies, if any, will represent the most significant estimates that could affect the timing and ultimate amount of possible loss.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.2	75.2	85.8	75.3
Gross Profit	14.8	24.8	14.2	24.7
Operating expenses:
Research and development	12.9	16.8	12.9	16.5
Sales and marketing	5.2	6.9	5.4	6.5
General and administrative	3.4	4.6	4.2	4.7
Restructuring charge (recoveries)	2.2	0.1	1.4	—

Total operating expenses	23.7	28.4	23.9	27.7

Operating loss	(8.8)	(3.6)	(9.7)	(3.0)
Other income (expense), net	—	—	—	—

Loss before income taxes	(8.8)	(3.6)	(9.7)	(3.0)

Income tax expense	0.1	0.1	0.1	0.1

Net loss	(8.9)%	(3.7)%	(9.8)%	(3.1)%

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2011

Net Revenue

	Three Months Ended June 30,
	2010	2011	(Decrease)	% Change
	(in thousands, except percentages)
Net Revenue	$65,493	$53,179	$(12,314)	-18.8%

	Six Months Ended June 30,
	2010	2011	(Decrease)	% Change
	(in thousands, except percentages)
Net Revenue	$125,467	$102,353	$(23,114)	-18.4%

The decrease in net revenue for the three and six months ended June 30, 2011 was primarily due to a decrease in sales to NetApp. Sales to NetApp totaled $17.9 million for the three months ended June 30, 2010 compared to $0.0 million for the three months ended June 30, 2011 and $36.3 million for the six months ended June 30, 2010 compared to $0.0 million for the six months ended June 30, 2011. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

In terms of the other revenue decreases, we experienced a decrease in net service revenue for the three and six months ended June 30, 2011, primarily as a result of lower contract spares inventory shipments as a result of the related system products reaching the end their product life cycle. Service revenue totaled $2.7 million for the three months ended June 30, 2010 compared to $1.3 million for the three months ended June 30, 2011 and $4.6 million for the six months ended June 30, 2010 compared to $3.6 million for the six months ended June 30, 2011. Sales to our channel partners decreased from $2.2 million for the three months ended June 30, 2010 to $1.7 million for the three months ended June 30, 2011 and from $3.3 million for the six months ended June 30, 2010 compared to $2.9 million for the six months ended June 30, 2011. Product sales to Oracle Corporation (formerly Sun Microsystems), or Oracle, decreased from $0.1 million for the three months ended June 30, 2010 to $0.0 million for the three months ended June 30, 2011 and from $0.5 million for the six months ended June 30, 2010 compared to $0.0 million for the six months ended June 30, 2011. The decline in Oracle net revenue is due to the products we sell to Oracle reaching the end of their product life cycle.

These decreases were partially offset by an increase in net revenue from HP, other OEM customers and from sales of our AssuredUVS and AssuredVRA software products. Sales to HP increased from $37.7 million for the three months ended June 30, 2010 to $41.0 million for the three months ended June 30, 2011 and from $67.8 million for the six months ended June 30, 2010 to $78.3 million for the six months ended June 30, 2011. The increase in HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 products, based on our Series 2000 products and the launch by HP of its third generation product line, now called the P2000 product line, in February 2010, which includes our Series 3000 products. Although our Series 2000 products are in the decline phase of the product life cycle and are being replaced by our Series 3000 products, demand for these products continues to be significant. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products have increased significantly subsequent to release. We expect sales to HP to continue to represent a significant portion of our net revenue in 2011.

Sales to our Tier 2 OEM and other customers increased from $4.6 million for the three months ended June 30, 2010 to approximately $7.8 million for the three months ended June 30, 2011 and from $12.6 million for the six months ended June 30, 2010 compared to $14.8 million for the six months ended June 30, 2011. The increase in sales to our Tier 2 OEM and other customers is primarily the result of new customer wins and the successful release of our Series 3000 products in the first quarter of 2010. In addition, sales of our AssuredUVS and AssuredVRA software products increased from $0.3 million for the three months ended June 30, 2010 to $1.4 million for the three months ended June 30, 2011 and from $0.4 million for the six months ended June 30, 2010 compared to $2.8 million for the six months ended June 30, 2011. The increase in sales of our AssuredUVS and AssuredVRA software products is the result of re-negotiating a contract with our largest AssuredVRA customer that became effective in the second half of 2010 and new customer wins related to our AssuredUVS products.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$55,824	85.2%	$39,984	75.2%	$(15,840)	-28.4%
Gross Profit	$9,669	14.8%	$13,195	24.8%	$3,526	36.5%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$107,673	85.8%	$77,056	75.3%	$(30,617)	-28.4%
Gross Profit	$17,794	14.2%	$25,297	24.7%	$7,503	42.2%

Cost of goods sold decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily as a result of a decrease in sales to NetApp and decreases in manufacturing support costs and manufacturing variances. These decreases were partially offset by an increase in cost of goods sold as a result of the increase in sales to HP and other OEM customers.

Gross profit margin increased from 14.8% for the three months ended June 30, 2010 to 24.8% for the three months ended June 30, 2011 and from 14.2% for the six months ended June 30, 2010 compared to 24.7% for the six months ended June 30, 2011. The increase in gross profit margin was primarily due to customer and product mix, as we did not have any sales to NetApp and as the products we sell to HP have a higher gross profit margin compared to the products we previously sold to NetApp. Sales to HP approximated 77% of our net revenue for the three months ended June 30, 2011 compared to 58% of our net revenue for the three months ended June 30, 2010 and 77% of our net revenue for the six months ended June 30, 2011 compared to 54% of our net revenue for the six months ended June 30, 2010. Sales to NetApp represented 0% of our net revenue for the three and six months ended June 30, 2011 compared to 27% of our net revenue for the three months ended June 30, 2010 and 29% of our net revenue for the six months ended June 30, 2010. In addition, sales of our software products have a much higher gross profit and gross profit margin than sales of our hardware products, and sales to our other OEM customers typically have a higher gross profit and gross profit margin than sales to HP. Sales to our other OEM customers and from our AssuredUVS and AssuredVRA software products increased from 8% of our net revenue for the three months ended June 30, 2010 to 17% of our net revenue for the three months ended June 30, 2011 and from 10% of our net revenue for the six months ended June 30, 2010 to 17% of our net revenue for the six months ended June 30, 2011. We expect that the mix of products we sell, in particular, the products we sell to HP, to our other OEM and channel customers and from our software products, will continue to affect, and likely increase, our gross profit and gross profit margin.

Also contributing to the increase in gross profit and gross profit margin were lower manufacturing support costs and lower manufacturing variances. Manufacturing support costs decreased from $4.0 million for the three months ended June 30, 2010 to $3.3 million for the three months ended June 30, 2011 and from $7.9 million for the six months ended June 30, 2010 to $6.7 million for the six months ended June 30, 2011, primarily as a result of our restructuring activities, which lowered our operating cost structure. In addition, manufacturing variances decreased from $2.0 million for the three months ended June 30, 2010 to $0.9 million for the three months ended June 30, 2011 and from $4.4 million for the six months ended June 30, 2010 to $2.2 million for the six months ended June 30, 2011, primarily as a result of a reduction in freight costs due to lower sales and leveraging lower cost ocean freight opportunities. Also contributing to the decrease were lower expedite fees, lower sales of products in which we have to make related royalty payments and more favorable purchase price variances on certain components.

Research and Development Expenses

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and Development Expenses	$8,447	12.9%	$8,946	16.8%	$499	6.0%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and Development Expenses	$16,220	12.9%	$16,932	16.5%	$712	4.4%

Research and development expense increased $0.5 million to $8.9 million for the three months ended June 30, 2011 compared to $8.4 million for the three months ended June 30, 2010. This increase was primarily due to an increase in stock-based compensation expense for research and development personnel of $0.3 million, an increase in engineering materials and tooling expense of $0.2 million, an increase in depreciation expense of $0.1 million and an increase in salaries and payroll related expenses of $0.1 million. These increases were partially offset by a decrease in facilities and common costs of $0.2 million as a result of restructuring activities completed in the second quarter of 2010. The increase in stock-based compensation expense is the result of additional equity awards granted to research and development personnel in 2011 and additional performance-based equity awards expected to be granted to research and development personnel in conjunction with our 2011 management incentive plan. The increase in engineering materials and tooling expense is primarily the result of the completion of certain milestones related new product development activities that are being performed by a third party. The increase in depreciation expense is the result of additional capital expenditures for our Longmont and Israel engineering labs. The increase in salaries and payroll related expenses is primarily the result of an increase in the number of employees engaged in research and development activities.

Research and development expense increased $0.7 million to $16.9 million for the six months ended June 30, 2011 compared to $16.2 million for the six months ended June 30, 2010. This increase was primarily due to an increase in salaries and payroll related expenses of $0.3 million, an increase in stock-based compensation expense for research and development personnel of $0.2 million, an increase in engineering materials and tooling expense of $0.2 million, and an increase in depreciation expense of $0.2 million. The increase also reflected a $0.3 million reduction to research and development expense in the first quarter of 2010 related to an adjustment to our Ciprico contingent consideration liability, as we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Salaries and payroll related expenses, stock-based compensation expense, engineering materials and tooling expense and depreciation expense increased for largely the same reasons outline above. These increases were partially offset by a decrease in facilities and common costs of $0.4 million as a result of restructuring activities completed in the second quarter of 2010 and a decrease in other individually insignificant research and development costs of $0.1 million.

We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,379	5.2%	$3,649	6.9%	$270	8.0%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$6,740	5.4%	$6,682	6.5%	$(58)	-0.9%

Sales and marketing expense increased approximately $0.3 million to $3.6 million for the three months ended June 30, 2011 compared to $3.4 million for the three months ended June 30, 2010. This increase was primarily due to an increase in stock-based compensation expense for sales and marketing personnel of $0.2 million, an increase in commissions and sales bonuses of $0.2 million, and an increase in customer-related credit card fees of $0.1 million. These increases were partially offset by a decrease in customer-related evaluation product expenses of $0.2 million as we incurred higher expenses in the second quarter of 2010 due to the introduction of our Series 3000 products released in the first quarter of 2010 and due to the newly acquired products from Cloverleaf. The increase in stock-based compensation expense is the result of additional equity awards granted to sales and marketing personnel in 2011 and additional performance-based equity awards expected to be granted to sales and marketing personnel in conjunction with our 2011 management incentive plan. The increase in commissions and sales bonuses was primarily the result of an increase in HP, other OEM and software net revenue. The increase in customer-related credit card fees is the result of increased sales to customers that remit payment to us using a credit card for which are charged a fee by our bank to process the credit card transaction.

Sales and marketing expense decreased approximately $0.1 million to $6.7 million for the three months ended June 30, 2011 compared to $6.7 million for the three months ended June 30, 2010. This decrease was primarily due to a decrease in customer-related evaluation product expenses of $0.5 million and lower salaries and payroll related expenses of $0.1 million as a result of the restructuring activities completed in the second quarter of 2010. Customer-related evaluation product expenses decreased for the same reason outlined above. These decreases were partially offset by an increase in stock-based compensation expense for sales and marketing personnel of $0.2 million, an increase in commissions and sales bonuses of $0.2 million, and an increase in customer-related credit card fees of $0.1 million, all of which increased for the same reasons outlined above.

We expect that the timing of our marketing activities, customer-related evaluation product expenses and variable employee sales compensation will affect the amount of sales and marketing expenses in future periods.

General and Administrative Expenses

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$2,225	3.4%	$2,437	4.6%	$212	9.5%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$5,301	4.2%	$4,778	4.7%	$(523)	-9.9%

General and administrative expenses increased approximately $0.2 million to $2.4 million for the three months ended June 30, 2011 compared to $2.2 million for the three months ended June 30, 2010. This increase was primarily due to an increase in stock-based compensation expense for general and administrative personnel of $0.3 million and changes in foreign currency gains and losses of approximately $0.3 million. These increases were partially offset by a reduction in salaries and payroll related expenses of $0.4 million as a result of completing the transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California in the second half of 2010, as we incurred costs of duplicative personnel during the transition period and also as a result of the restructuring activities completed in the second quarter of 2010. The increase in stock-based compensation expense is the result of additional equity awards granted to general and administrative personnel in 2011 and additional performance-based equity awards expected to be granted to general and administrative personnel in conjunction with our 2011 management incentive plan. The change in foreign currency gains and losses was primarily the result of changes in the value of the Euro, British Pound, Israeli Shekel and Japanese Yen in relation to the United States dollar.

General and administrative expenses decreased approximately $0.5 million to $4.8 million for the six months ended June 30, 2011 compared to $5.3 million for the six months ended June 30, 2010. This decrease was primarily attributable to a reduction in salaries and payroll related expenses of $0.8 million, a reduction in Cloverleaf transaction costs of $0.3 million, a reduction in accounting and related fees and insurance costs of $0.1 million, a reduction in board of director fees of $0.1 million and a reduction in facilities and common costs of $0.1 million. These decreases were partially offset by an increase in stock-based compensation expense for general and administrative personnel of $0.3 million and changes in foreign currency gains and losses of approximately $0.6 million, which increased for the same reasons outlined above. The reduction in insurance and accounting and related fees was primarily the result of negotiating lower fees with our service providers. The reduction in facilities and common costs were primarily the result of restructuring activities completed in the second quarter of 2010. Board of director fees decreased as a result of a reduction in the number of our board of directors. Salaries and payroll related expenses decreased for the same reason outlined above.

Restructuring Charge (Recoveries)

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Restructuring Charge	$1,413	2.2%	$37	0.1%	$(1,376)	-97.4%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Restructuring Charge (Recoveries)	$1,702	1.4%	$(4)	0%	$(1,706)	-100.2%

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

Restructuring expenses decreased $1.4 million to $0.0 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010 and decreased $1.7 million to $0.0 million for the six months ended June 30, 2011 compared to $1.7 million for the six months ended June 30, 2010. The decrease in restructuring expenses is primarily the result of the restructuring charge taken in the second quarter of 2010 and the completion of all severance and related cost activities related to our 2008 Plan. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income (Expense), net

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income (expense), net	$(4)	0.0%	$(6)	0.0%	$(2)	50.0%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income (expense), net	$(8)	0.0%	$(10)	0.0%	$(2)	25.0%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items. Interest expense decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily as a result of a lower notes payable balance. Interest income decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily as a result of lower average cash and cash equivalents.

Income Taxes

We recorded an income tax provision of $0.1 million for the three months ended June 30, 2011 and $0.1 million for the six months ended June 30, 2011.We recorded an income tax provision of $0.0 million for the three months ended June 30, 2010 and $0.1 million for the six months ended June 30, 2010. Our provision for income taxes primarily represents state, local and foreign taxes.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net losses, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if we grant them extended payment terms.

As of June 30, 2011, we had $46.5 million of cash and cash equivalents and $49.1 million of working capital compared to $45.7 million of cash and cash equivalents and $49.9 million of working capital as of December 31, 2010. The increase in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $0.2 million in short-term debt at June 30 2011, consisting of a note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $2.1 million compared to $15.9 million of cash used in operations for the six months ended June 30, 2010. The operating activities that affected cash consisted primarily of a net loss, which totaled $3.2 million for the six months ended June 30, 2011 compared to $12.3 million for the six months ended June 30, 2010. The decrease in our net loss was primarily attributable to an increase in our gross profit due to favorable changes in the mix of products sold and lower manufacturing variances due to lower freight and more favorable component purchase price variances, as well as lower operating expenses due to our 2008 Plan and 2010 Plan restructuring activities.

The adjustments to reconcile net loss to net cash provided by operating activities for the six months ended June 30, 2011 that did not affect cash consisted of depreciation and amortization of $2.2 million and stock-based compensation expense of $2.5 million.

Cash flows from operations reflects the positive impact of $4.3 million related to a decrease in accounts receivable, which was primarily due to our decision to exit our low margin business with NetApp in the fourth quarter of 2010, partially offset by an increase in revenue from HP and other OEM and software customers, as well as an increase in the number of days sales outstanding, which increased from 49 days at the end of the fourth quarter of 2010 to 53 days at the end of the second quarter of 2011. Cash flows from operations also reflects the positive impact of $2.0 million related to an overall decrease in inventories at June 30, 2011, which was primarily due to our decision to exit our low margin business with NetApp in the fourth quarter of 2010, increased sales of certain slower moving inventory components in the first half of 2011, as well as the timing of in-transit inventory purchases. Primarily as a result of the recent earthquake and related events in Japan, inventories could increase in the short-term as we may make strategic inventory purchases to maintain a sufficient source of supply.

Additional sources of cash flows from operations include $1.3 million related to an increase in accrued compensation and other expenses primarily due to the accrual of potential warranty-related claims with one of our customers.

Cash flows from operations include uses of cash of $5.3 million related to a decrease in accounts payable, which was primarily the result of our decision to exit our low margin business with NetApp in the fourth quarter of 2010, as well as the timing of inventory purchases and payments to our vendors. The number of days payable outstanding increased from 55 days at the end of the fourth quarter of 2010 to 59 days at the end of the second quarter of 2011. Cash flows from operations also include a decrease in our restructuring accrual of $0.5 million primarily resulting from an increase in cash payments for contract termination costs. In addition, we used $0.4 million of cash from operations for long-term liabilities primarily resulting from deferred rent amortization and to a lesser extent from the reduction of uncertain tax liabilities due to foreign statutes expiring. We also used $0.8 million related an increase in prepaid expenses and other assets primarily due to recording an asset of $1.3 million due to the recovery of potential warranty-related claims from one of our suppliers, which was partially offset by a $0.5 million decrease in other receivables from our contract manufacturing partners for component parts we purchase and ship to them, as well the timing and related amortization of various other prepaid expenses.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2011 was approximately $1.6 million compared to $1.3 million for the six months ended June 30, 2010. Cash used in investing activities for the six months ended June 30, 2011 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners to produce our products and for equipment used in our Longmont and Israel engineering labs. Cash used in investing activities during the six months ended June 30, 2010 was primarily due to the acquisition of Cloverleaf, net of cash acquired, of $0.6 million and purchases of property and equipment of $0.7 million primarily associated with engineering laboratory expansion and equipment as well as additional equipment for our newly acquired Cloverleaf business.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2011 was approximately $0.3 million compared to cash provided by financing activities of $2.2 million for the six months ended June 30, 2010. Cash provided by financing activities for the six months ended June 30, 2011 was due to the sale of stock to employees under our employee stock plans of $0.7 million, which was partially offset by $0.4 million of tax liability payments made by Dot Hill associated with employee equity awards and for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico. Cash provided by financing activities for the six months ended June 30, 2010 is attributable to the drawdown of $2.8 million against our credit facility in the second quarter of 2010 and cash received from the sale of stock to employees under our employee stock plans of $0.3 million. This was partially offset by a $0.7 million payment related to a Cloverleaf loan obligation and $0.2 million for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. We were able to promptly identify and resolve the cause of the failures and are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier has reimbursed us and has committed to continue to reimburse us for the costs we incur to replace or repair the defective power supply devices, including third-party costs incurred by our customers. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

In the second quarter of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. The customer indicated that the estimate for claims is preliminary and that the timing, the amount and the form of any potential settlement are negotiable. Based on our analysis of the situation, including the preliminary framework provided by the customer, we currently estimate that we have incurred a probable loss which is estimable for certain third-party material and service costs incurred by our customer related to replacing failed power supplies of approximately $1.3 million. While this estimate remains subject to negotiation, we have recorded a current liability within “Accrued expenses” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

In addition, based on the advice of legal counsel, we have established that our component supplier is contractually obligated to continue to reimburse us for any such costs we incur with our customers. Based on that fact, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies have the financial ability to continue to reimburse us for any additional costs we may incur, we have also recorded a current asset within “Prepaid expenses and other assets” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

The preliminary framework of potential claims provided to us by our customer also includes the customer’s internal overhead and other internal indirect costs in addition to the third-party direct costs described above. Given the complexities involved in dealing with material customer relationships and the fact that substantive negotiations have just begun with our customer, there remains a significant degree of uncertainty as to the ultimate resolution of the potential claims. Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claim, the incurrence of an additional loss is reasonably possible and we believe it could be in the range of $0 to $3.0 million as of June 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of June 30, 2011. Consistent with our assessment above, we also believe that our component supplier is contractually obligated to continue to reimburse us for additional costs we incur with our customer. In the unlikely event our component supplier fails to continue to reimburse us for any additional costs we may incur from our customer, we believe we have legal recourse against this component supplier and also believe our insurance policy would provide us with coverage for some or all of such costs, although no such assurance can be given in this regard.

To the extent that we are unsuccessful in negotiating settlement agreements with our customer and our component supplier on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn, our major contract manufacturing partner, were to shorten our payment terms with them or if HP were to lengthen their payment terms with us, our financial condition could be harmed.

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of June 30, 2011 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of June 30, 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off — Balance Sheet Arrangements

At June 30, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our June 30, 2011 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of June 30, 2011, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the six months ended June 30, 2011 were the Euro, British Pound, Japanese Yen and the Israeli Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.2 million in foreign currency transaction losses during the six months ended June 30, 2011, primarily resulting from the remeasurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $0.7 million.

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

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes the outcome of such litigation and claims could have a material effect on our financial statements. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more details.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 51% of our net revenue for the year ended December 31, 2009, 57% of our net revenue for the year ended December 31, 2010 and 77% of our net revenue for the six months ended June 30, 2011. We expect HP will represent much greater than 10% of our overall net revenue for the year ending December 31, 2011. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. We were able to promptly identify and resolve the cause of the failures and are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier has reimbursed us and has committed to continue to reimburse us for the costs we incur to replace or repair the defective power supply devices, including third-party costs incurred by our customers. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

In the second quarter of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. The customer indicated that the estimate for claims is preliminary and that the timing, the amount and the form of any potential settlement are negotiable. Based on our analysis of the situation, including the preliminary framework provided by the customer, we currently estimate that we have incurred a probable loss which is estimable for certain third-party material and service costs incurred by our customer related to replacing failed power supplies of approximately $1.3 million. While this estimate remains subject to negotiation, we have recorded a current liability within “Accrued expenses” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

In addition, based on the advice of legal counsel, we have established that our component supplier is contractually obligated to continue to reimburse us for any such costs we incur with our customers. Based on that fact, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies have the financial ability to continue to reimburse us for any additional costs we may incur, we have also recorded a current asset within “Prepaid expenses and other assets” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

The preliminary framework of potential claims provided to us by our customer also includes the customer’s internal overhead and other internal indirect costs in addition to the third-party direct costs described above. Given the complexities involved in dealing with material customer relationships and the fact that substantive negotiations have just begun with our customer, there remains a significant degree of uncertainty as to the ultimate resolution of the potential claims. Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claim, the incurrence of an additional loss is reasonably possible and we believe it could be in the range of $0 to $3.0 million as of June 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of June 30, 2011. Consistent with our assessment above, we also believe that our component supplier is contractually obligated to continue to reimburse us for additional costs we incur with our customer. In the unlikely event our component supplier fails to continue to reimburse us for any additional costs we may incur from our customer, we believe we have legal recourse against this component supplier and also believe our insurance policy would provide us with coverage for some or all of such costs, although no such assurance can be given in this regard.

To the extent that we are unsuccessful in negotiating settlement agreements with our customer and our component supplier on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements.

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

In the second quarter of 2011 we made an organizational change within our channel sales team that could delay or hinder our ability to grow our channel business and could also result in additional personnel changes within with the channel sales team in the future.

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

As a result of the recent earthquake and related events in Japan, we continue to assess our operations and supply chain and to date have not incurred any disruptions as a result of such events. We continue to work with suppliers and have made strategic inventory purchases to maintain an appropriate short-term supply. Of principal focus was securing supply of integrated circuits, memory and other components, which are included in many of our products. At this time we do not anticipate the situation in Japan will have a significant effect on our near-term cash flows, competitive position, financial condition or results of operations. However, we are continuing to assess the longer term impact of the recent earthquake on our operations and supply chain.

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

None of our contracts with our existing customers, including HP, contain minimum purchase commitments and while our contracts typically contain a specified term, our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing, or volume of purchases by our major customers, could result in lower net revenue. For example, we cannot be certain that our sales to any of our customers will continue at historical levels or will reach expected levels. In addition, our existing contracts do not require our customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our customers may sell the products of our competitors. The decision by any of our customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenue to decline substantially, and our business, financial condition and results of operations could be significantly harmed.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp that was recently acquired by NetApp, Infortrend, Xyratex Ltd., or Xyratex, NEC Corporation, and PROMISE Technology, Inc. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products. For our AssuredVRA products we compete primarily with LSI and Intel, and for our AssuredUVS products we compete primarily with Falconstor Software Inc., or Falconstor, Compellent, which was recently acquired by Dell, and DATACORP. Future competitors could include original design manufacturers and contract manufacturers, some of whom we partner with today.

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

For the six months ended June 30, 2011 we incurred a net loss of $3.2 million. For the year ended December 31, 2010 we incurred a net loss of $13.3 million. For the year ended December 31, 2009 we incurred a net loss of $13.6 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Our ability to reliably predict net revenue has become more challenging as a result of our recent acquisition of Cloverleaf and the termination of our relationship with NetApp. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2011. Consequently, we cannot assure you that we will be profitable in any future period.

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

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included, among other things, severance and related costs for the reduction of approximately 10% of our workforce, a 10% salary reduction for all employees at or above the vice-president level and a 5% salary reduction for certain other employee groups. As of June 30, 2011, we had restored a limited number of employee salaries for retention purposes, but had not restored the majority of employee salaries to their pre-2010 Plan levels. As a result of these actions, we may experience higher employee attrition rates, which would require us to locate and hire suitable replacements and could cause our business to be harmed.

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

Item 6.	Exhibits

The following exhibits are included as part of this quarterly report on Form 10-Q:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2010, among Dot Hill Systems Corp., Telluride Acquisition Sub, Inc., Cloverleaf Communications Inc., Cloverleaf Communications (Israel) Ltd., Cloverleaf Communications Corporation (BVI) and E. Shalev Management 2000 (1999) Ltd. (1)

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.3	Form of Common Stock Certificate. (4)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)

4.5	Form of Rights Certificate. (5)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: August 8, 2011
	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 8, 2011

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)