Form 10-Q
period 2011-09-30
DOT HILL SYSTEMS CORP
filed 2011-11-14
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The registrant had 57,763,922 shares of common stock, $0.001 par value, outstanding as of October 31, 2011.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended September 30, 2011

Part I. Financial Information

Item 1. Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2010	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$45,732	$45,672
Accounts receivable, net	35,202	24,952
Inventories	7,340	5,192
Prepaid expenses and other assets	3,540	5,275

Total current assets	91,814	81,091
Property and equipment, net	3,597	4,119
Intangible assets, net	7,581	3,093
Goodwill	4,140	—
Other assets	370	404

Total assets	$107,502	$88,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,555	$20,847
Accrued compensation	3,899	3,837
Accrued expenses	4,171	7,590
Deferred revenue	1,371	912
Restructuring accrual	1,664	1,566
Current portion of long-term note payable	275	141

Total current liabilities	41,935	34,893
Long-term note payable	71	—
Other long-term liabilities	1,118	656

Total liabilities	43,124	35,549

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Common stock, $.001 par value, 100,000 shares authorized, 55,953 and 57,827 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	56	58
Additional paid-in capital	315,257	319,526
Accumulated other comprehensive loss	(3,584)	(3,677)
Accumulated deficit	(247,351)	(262,749)

Total stockholders’ equity	64,378	53,158

Total liabilities and stockholders’ equity	$107,502	$88,707

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
NET REVENUE	$61,586	$48,071	$187,053	$150,424
COST OF GOODS SOLD	50,291	40,029	157,964	117,085

GROSS PROFIT	11,295	8,042	29,089	33,339

OPERATING EXPENSES:
Research and development	7,439	9,506	23,659	26,438
Sales and marketing	2,592	3,768	9,332	10,450
General and administrative	2,424	2,060	7,725	6,838
Restructuring charge	104	659	1,806	655
Goodwill impairment charge	—	4,140	—	4,140

Total operating expenses	12,559	20,133	42,522	48,521

OPERATING LOSS	(1,264)	(12,091)	(13,433)	(15,182)

OTHER INCOME:
Interest income (expense), net	6	(18)	13	(29)
Other Income (expense), net	(2)	2	(17)	3

Total other income (expense), net	4	(16)	(4)	(26)

LOSS BEFORE INCOME TAXES	(1,260)	(12,107)	(13,437)	(15,208)
INCOME TAX EXPENSE	9	75	93	190

NET LOSS	$(1,269)	$(12,182)	$(13,530)	$(15,398)

NET LOSS PER SHARE:
Basic and diluted	$(0.2)	$(0.22)	$(0.26)	$(0.28)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	53,529	55,186	52,778	54,755

COMPREHENSIVE LOSS:
Net loss	$(1,269)	$(12,182)	$(13,530)	$(15,398)
Foreign currency translation adjustment	(76)	(65)	(115)	(93)

Comprehensive loss	$(1,345)	$(12,247)	$(13,645)	$(15,491)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2011
Cash Flows From Operating Activities:
Net loss	$(13,530)	(15,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,024	3,910
Provision for Bad Debt Expense	—	203
Adjustment to contingent consideration	(285)	—
Stock-based compensation expense	2,314	3,995
Long-lived assets impairment charge	—	2,928
Goodwill impairment charge	—	4,140
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	(1,418)	10,057
Inventories	(3,099)	2,148
Prepaid expenses and other assets	(59)	(1,751)
Accounts payable	481	(9,916)
Accrued compensation and other expenses	(3,468)	1,799
Deferred revenue	208	(466)
Restructuring accrual	(51)	(98)
Other long-term liabilities	(651)	(462)

Net cash provided by (used in) operating activities	(16,534)	1,089

Cash Flows From Investing Activities:
Acquisition, net of cash acquired	(625)	—
Purchases of property and equipment	(1,105)	(2,079)

Net cash used in investing activities	(1,730)	(2,079)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	(970)	(205)
Payments on bank borrowings	(2,800)	—
Proceeds from bank borrowings	5,800	—
Shares withheld for tax purposes	—	(344)
Proceeds from sale of stock to employees	372	1,422

Net cash provided by financing activities	2,402	873

Effect of Exchange Rate Changes on Cash and Cash Equivalents	99	57

Net Increase (Decrease) in Cash and Cash Equivalents	(15,763)	(60)
Cash and Cash Equivalents, beginning of period	57,574	45,732

Cash and Cash Equivalents, end of period	41,811	45,672

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	8,132	—
Capital assets acquired but not paid	$25	793

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fourth quarter and year ending December 31, 2011.

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

Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
HP	60%	73%	56%	75%
NetApp	27%	—%	28%	—%
Other customers less than 10%	13%	27%	16%	25%

Total	100%	100%	100%	100%

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

We expect that the sale of our products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future. On October 31, 2011, we amended, or the Amendment, the Product Purchase Agreement originally entered into with HP on September 10, 2007. The Amendment extends the agreement with HP for a five year period through October 30, 2016. In addition, the Amendment provides that we will continue to comply with the contractually required cost reduction process and to support HP with respect to certain products or statements of work upon any assignment of the agreement for a specified period of time. The Amendment does not contain any minimum purchase commitments by HP (see Note 12).

Simultaneously with the extension of the Product Purchase Agreement, we agreed to extend until October 30, 2016 the expiration date of the warrant previously issued to HP to purchase 1,602,489 shares of our common stock at the original exercise price of $2.40 per share. The impact of this extension on our financial statements is an expected non-cash contra-revenue charge of approximately $1.0 million in Dot Hill’s fourth quarter and full-year 2011 GAAP financial results. We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should any of our current manufacturing partners such as Foxconn Technology Group, or parts suppliers not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted.

Long-lived asset impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. All long-lived assets identified with the Israel Technology Center, or ITC reporting unit are considered one asset group, and are included as a component of the “Standalone Storage Software” reportable segment. Recent events involving our ITC reporting unit resulted in a significant decline in actual and planned earnings.

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that use of the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consist of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010 with a carrying value of $5.0 million and property and equipment of $1.2 million. Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment comprise mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, has been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value, and is depreciated over a 3 – 5 year estimated useful life. Intangible assets consist primarily of acquired software of $4.9 million and a trade name of $0.1 million. We determined the fair value of the acquired software by estimating the replacement cost of the software, taking into account both the software as acquired and subsequent development work, as well as the business alternatives we were considering and the corresponding value of the software in these alternative approaches, and estimated the value of the software based on the probabilities of each of the business alternatives. We determined the fair value of the trade name using an income approach and considered the fact that the software’s trade name at the time of acquisition was no longer being used. All estimates were based on management using appropriate assumptions and projections. Our impairment analysis at September 30, 2011 identified $2.9 million of impaired long-lived assets, consisting entirely of intangible assets recognized as part of the 2010 Cloverleaf acquisition. Long-lived asset impairment charges are recorded consistent with our treatment of related amortization expense specific to each acquired intangible assets. We recorded $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name as a component of cost of goods sold for the three and nine months ended September 30, 2011. We are evaluating numerous alternatives to monetize the software asset including, developing an appliance based on industry standard servers, developing storage bundles with our AssuredSAN products, developing and porting the software to be based on open source code such as Linux, integrating some of the AssuredUVS features into some of our AssuredSAN products and making substantial changes to the AssuredUVS operations. The outcome of this evaluation could result in additional asset impairment or require a restructuring of the AssuredUVS business. No impairments of long-lived assets were recognized in the three and nine months ended September 30, 2010.

Valuation of Goodwill

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our ITC reporting unit, which develops our AssuredUVS software, is a component of the Standalone Storage Software reporting segment identified in the notes to our consolidated financial statements. During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that they were changing their strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

Current accounting standards require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. We determine the fair value of our reporting unit using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment to goodwill of $4.1 million. No additional goodwill remains on the balance sheet of the Company as of September 30, 2011.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 that are expected to have a material impact on our unaudited condensed consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and nine months ended September 30, 2010 or 2011 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	September 30, 2010		September 30, 2011
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	6,318,094	$0.47 - $16.36	7,426,052	$0.47 - $16.36
Unvested restricted stock awards	1,367,180	$—	2,497,192	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2010	September 30, 2011
Purchased parts and materials	$4,901	$3,750
Finished goods	2,439	1,442

Total inventory	$7,340	$5,192

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

5. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(2,415)	$1,841
NAS technology	3 years	214	(162)	52
Software	7 years	6,375	(835)	5,540
Trade name	5 years	181	(33)	148

Total intangible assets		$11,026	$(3,445)	$7,581

		September 30, 2011
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(3,213)	1,043
NAS technology	3 years	214	(214)	—
Software	3 years	3,568	(1,518)	2,050

Total intangible assets		$8,038	$(4,945)	$3,093

At September 30, 2011, we recorded a $2.8 million impairment of our acquired internally developed software and $0.1 million impairment of our trade name (see Note 1). Additionally, as part of the process of valuing the acquired software we revised the estimated remaining useful life to approximately three years from five. Amortization expense related to intangible assets totaled $0.5 million, $0.5 million, $1.5 million and $1.6 million for the three and nine months ended September 30, 2010 and 2011, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2011 is as follows (in thousands):

2011 (Remaining 3 months)	$494
2012	1,688
2013	911
Thereafter	—

Total	$3,093

6. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of December 31, 2010	$—	$4,140	$4,140
Goodwill acquired	—	—	—
Impairment losses	—	(4,140)	(4,140)

Balance as of September 30, 2011	$—	$—	$—

At September 30, 2011, we recorded a $4.1 million impairment of our goodwill associated with the 2010 acquisition of Cloverleaf (see Note 1).

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us, and reimbursed us for our out-of-pocket costs which has constituted a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

In the second quarter of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. The customer indicated that the estimate for claims was preliminary and that the timing, the amount and the form of any potential settlement are negotiable. Based on our analysis of the situation, including the preliminary framework provided by the customer, we estimated that we had incurred a probable loss which is estimable for certain third-party material and service costs incurred by our customer related to replacing failed power supplies of approximately $1.3 million and recorded an estimated current liability within “Accrued expenses” on our condensed consolidated balance sheet as of June 30, 2011. In addition, we disclosed that it was possible that these claims could increase by $0 to $3 million, and we did not record a liability as we were unable to establish the basis or reasonably estimate the size of the additional claims.

During the third quarter of 2011, the customer provided an updated framework on the potential claims and initiated the process for negotiating a potential settlement. As previously disclosed, the customer’s preliminary framework of potential claims provided to us included additional costs related to the customer’s internal overhead for other internal indirect costs, in addition to third-party direct costs described above. Given the complexities involved in dealing with material customer relationships and the fact that substantive negotiations did not commence until the third quarter of 2011, there was a significant degree of uncertainty as to the ultimate resolution of the potential claims as of the second quarter of 2011. Our discussions with this customer during the third quarter of 2011 resulted in a better understanding for the basis of such claims, and the ability to better evaluate our potential exposure to the power supply failures, and consequently enabled us to make a more reasonable estimate as to the likelihood and potential amount of such claims. Based on preliminary discussions for settlement and our analysis of the framework provided by the customer including future potential claims through the warranty period, we estimated that we have incurred a probable loss of approximately $2.8 million. Consequently, in addition to the $1.3 million previously recognized as of June 30, 2011, we recorded an estimated liability of $1.5 million as of September 30, 2011 within “Accrued expenses” on our condensed consolidated balance sheet.

Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claims, the incurrence of an additional loss is reasonably possible, and we believe it could be in the range of $0 to $1.1 million as of September 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of September 30, 2011.

During the second quarter of 2011, based on the advice of legal counsel, we established that our component supplier is contractually obligated to reimburse us for fair and reasonable costs we incur with our customers associated with these power supply failures. Our component supplier had continued to re-work and distribute to our customer the affected population of power supplies at no cost to us. In addition, at the time, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies had the financial ability to continue to reimburse us for any additional costs we may incur, we recorded a current asset within “Prepaid expenses and other assets” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, we continue to maintain that we have legal recourse against this component supplier. During the course of these negotiations, we determined that the supplier was not willing to make an up-front cash payment for the settlement amount, but indicated that it was willing to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on these discussions and the preliminary reimbursement being proposed, we have reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of September 30, 2011, we have not assumed or recorded any insurance reimbursement.

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

Our warranty accrual and cost activity is as follows as of and for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Balance, beginning of period	$1,223	$2,156	$993	$982
Charged to operations	557	2,190	2,086	4,457
Deductions for costs incurred	(669)	(669)	(1,958)	(1,762)

Balance, end of period	$1,121	$3,677	$1,121	$3,677

The table above includes $2.8 million of charges recorded to cost of sales related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies. The table above does not include the corresponding $0.5 million benefit recorded within cost of sales related to the current asset established for the recovery of such costs incurred by our customer which are to be reimbursed to us by our component supplier.

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

As part of the 2008 Plan, we also incurred contract termination costs of $3.8 million since the inception of the 2008 Plan through September 30, 2011. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income beginning in the fourth quarter of 2011 through the remainder of the lease term, and accordingly recognized an additional $0.6 million of contract lease termination costs in the third quarter ended September 30, 2011.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance as of December 31, 2010	$1,500
Restructuring plan expense	602
Cash payments	(673)

Accrued restructuring balance as of September 30, 2011	$1,429

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 26 employees located in the United States, of which 25 have been terminated as of September 30, 2011. We expect to incur approximately $0.4 million in severance-related costs, all of which was recognized as of December 31, 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. The remainder of the severance and related restructuring costs attributable to our 2010 Plan were paid out in the third quarter of 2011.

As part of the 2010 Plan, we also incurred contract termination costs of $0.3 million since the inception of the 2010 Plan through September 30, 2011 for facility lease and other associated costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income beginning in the fourth quarter of 2011 through the remainder of the lease term, and accordingly, recognized an additional $0.1 million of contract lease termination costs in the third quarter ended September 30, 2011.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2010	$20	$144	$164
Restructuring plan expense	—	60	60
Cash payments	(20)	(67)	(87)

Accrued restructuring balance as of September 30, 2011	$—	$137	$137

9. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of September 30, 2011 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of September 30, 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

10. Fair Value Measurements

Assets Measured at Fair Value on a Non-Recurring Basis

		Fair Value Measurements Using
Description	September 30, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Property and equipment, net	$1,150	—	—	$1,150	—
Software	2,050	—	—	2,050	(2,807)
Trade Name	—	—	—	—	(121)
Goodwill	—	—	—	—	(4,140)

					(7,068)

Property and equipment, net with a carrying amount of $1.2 million was tested for impairment as part of our measurement of fair value for long-lived assets held and used and included as a component of our ITC reporting unit. We did not identify any impaired assets classified as property and equipment, net and included within our ITC asset group.

Software acquired as part of our Cloverleaf acquisition in 2010 with a carrying amount of $4.9 million was written down to its fair value of $2.1 million, resulting in an impairment charge of $2.8 million, which was included in earnings for the three and nine months ended September 30, 2011.

The iSNTM trade name acquired as part of our Cloverleaf acquisition in 2010 with a carrying amount of $0.1 million was written down to its fair value of $0.0 million, resulting in an impairment charge of $0.1 million, which was included in earnings for the three and nine month ended September 30, 2011.

Goodwill acquired as part of our Cloverleaf acquisition in 2010 with a carrying amount of $4.1 million was written down to its fair value of $0.0 million, resulting in an impairment charge of $4.1 million, which was included in earnings for the three and nine months ended September 30, 2011.

11. Commitments and Contingencies

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims could have a material effect on our financial statements.

12. Segment Information

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

During the third quarter of 2011, we identified certain assets assigned to our ITC reporting unit, which is a component of our Standalone Storage Software operating segment, as impaired and their carrying amounts on the balance sheet were reduced to reflect their estimated fair value as of September 30, 2011 (see Note 1).

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

Net revenue and operating loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Storage Systems net revenue	$60,924	$47,073	$185,941	$146,661
Standalone Storage Software net revenue	759	1,170	1,361	4,195

Total segment net revenue	61,683	48,243	187,302	150,856
Elimination of intersegment net revenue	(97)	(172)	(249)	(432)

Total Dot Hill consolidated net revenue	$61,586	$48,071	$187,053	$150,424

Storage Systems operating loss	$378	$(2,775)	$(7,246)	$(3,458)
Standalone Storage Software operating loss	(1,642)	(9,316)	(6,187)	(11,724)

Total operating loss	$(1,264)	$(12,091)	$(13,433)	$(15,182)

Total other income (expense), net	(4)	(16)	(4)	(26)
Loss before income taxes	$(1,260)	$(12,107)	$(13,437)	$(15,208)

Total assets were as follows (in thousands)

	December 31, 2010	September 30, 2011
Storage Systems total assets	$95,227	$83,487
Standalone Storage Software total assets	12,275	5,220

Total Dot Hill consolidated total assets	$107,502	$88,707

13. Subsequent Events

Material Customer Supply Agreement

On October 31, 2011, we amended the Product Purchase Agreement originally entered into with HP on September 10, 2007. The amendment extends the agreement with HP for a five-year period through October 30, 2016. In addition, the amendment provides that we will continue to comply with the previously implemented cost reduction process and to support HP with respect to certain products or statements of work upon any assignment of the agreement for a specified period of time. The amendment does not contain any minimum purchase commitments by HP.

In connection with the amendment, we also amended the warrant previously issued to HP on January 4, 2008 to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share. The amendment extends the expiration date of the warrant until October 30, 2016. The impact of this extension on our financial statements is an expected non-cash contra-revenue of approximately $1.0 million in the Company’s fourth quarter and full-year 2011 GAAP financial results.

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

In November 2010, we launched the AssuredUVS unified virtual storage appliance product line for our branded products through our indirect sales channels and we continue to sell the AssuredUVS software-only to qualified original equipment manufacturer, or OEM, accounts worldwide. This product line, formerly known as the intelligent storage networking system, or iSNTM, is based on the technology we acquired in January 2010 from Cloverleaf Communications, Inc., or Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. The appliance products consist of a standard off-the-shelf x86 server, combined with the proprietary software that delivers the unified virtual storage feature set. Our storage arrays are also available bundled with this appliance. We believe this product line will broaden market opportunities in both OEM and branded indirect sales channels and help accelerate our transition from a provider of hardware storage arrays to a provider of unified virtual storage solutions. Sales of AssuredUVS products were not significant in 2010 or in the three and nine months ended September 30, 2011.

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2010 or in the three and nine months ended September 30, 2011. Although sales of our AssuredVRA products increased in 2011, such sales do not represent a significant percentage of our total net revenue in 2011.

We have decided to expand our routes to market beyond our focus on OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We continued to expand our channel program in 2010 and we believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2010 and in the first nine months of 2011.

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

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. Sales to HP approximated 51% of our total net revenue in 2009, 57% of our total net revenue in 2010 and 75% of our total net revenue for the nine months ended September 30, 2011. We expect sales to HP to continue to represent a substantial portion of our net revenue in 2011. We also expect sales to HP will represent a higher percentage of our total net revenue in 2011 compared to 2010.

On October 31, 2011, we amended the Product Purchase Agreement originally entered into with HP on September 10, 2007. The amendment extends the agreement with HP for a five year period through October 30, 2016. In addition, the amendment provides that we will continue to comply with the previously implemented cost reduction process and to support HP with respect to certain products or statements of work upon any assignment of the agreement for a specified period of time. The amendment does not contain any minimum purchase commitments by HP.

We previously designed and developed general purpose disk arrays for a variety of products that were sold under private label by NetApp, Inc., or NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

Over time, we expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to eventually replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed. Sales to NetApp approximated 25% of our total net revenue in 2009, 26% of our total net revenue in 2010 and 0% of our total net revenue for the nine months ended September 30, 2011. All NetApp revenue was attributable to our storage systems operating segment.

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

For these and other reasons, our net revenue and results of operations for the three and nine months ended September 30, 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 and in the nine months ended September 30, 2011 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2011.

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

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. Substantially all of our 2010 Plan workforce reductions were completed by December 31, 2010 and we completely exited our Carlsbad facility as of September 30, 2010.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three and nine months ended September 30, 2011, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us, and reimbursed us for our out-of-pocket costs which has constituted a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

In the second quarter of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. The customer indicated that the estimate for claims was preliminary and that the timing, the amount and the form of any potential settlement are negotiable. Based on our analysis of the situation, including the preliminary framework provided by the customer, we estimated that we had incurred a probable loss which is estimable for certain third-party material and service costs incurred by our customer related to replacing failed power supplies of approximately $1.3 million and recorded an estimated current liability within “Accrued expenses” on our condensed consolidated balance sheet as of June 30, 2011. In addition, we disclosed that it was possible that these claims could increase by $0 to $3 million, and we did not record a liability as we were unable to establish the basis or reasonably estimate the size of the additional claims.

During the third quarter of 2011, the customer provided an updated framework on the potential claims and initiated the process for negotiating a potential settlement. As previously disclosed, the customer’s preliminary framework of potential claims provided to us included additional costs related to the customer’s internal overhead for other internal indirect costs, in addition to third-party direct costs described above. Given the complexities involved in dealing with material customer relationships and the fact that substantive negotiations did not commence until the third quarter of 2011, there was a significant degree of uncertainty as to the ultimate resolution of the potential claims as of the second quarter of 2011. Our discussions with this customer during the third quarter of 2011 resulted in a better understanding for the basis of such claims, and the ability to better evaluate our potential exposure to the power supply failures, and consequently enabled us to make a more reasonable estimate as to the likelihood and potential amount of such claims. Based on preliminary discussions for settlement and our analysis of the framework provided by the customer including future potential claims through the warranty period, we estimated that we have incurred a probable loss of approximately $2.8 million. Consequently, in addition to the $1.3 million previously recognized as of June 30, 2011, we recorded an estimated liability of $1.5 million as of September 30, 2011 within “Accrued expenses” on our condensed consolidated balance sheet.

Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claims, the incurrence of an additional loss is reasonably possible, and we believe it could be in the range of $0 to $1.1 million as of September 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of September 30, 2011.

During the second quarter of 2011, based on the advice of legal counsel, we established that our component supplier is contractually obligated to reimburse us for fair and reasonable costs we incur with our customers associated with these power supply failures. Our component supplier had continued to re-work and distribute to our customer the affected population of power supplies at no cost to us. In addition, at the time, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies had the financial ability to continue to reimburse us for any additional costs we may incur, we recorded a current asset within “Prepaid expenses and other assets” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

During the third quarter of 2011, as the claim from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, we continue to maintain that we have legal recourse against this component supplier. During the course of these negotiations, we determined that the supplier was not willing to make an up-front cash payment for the settlement amount, but indicated that it was willing to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on these discussions we changed our estimate of reimbursement and we have reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of September 30, 2011, we have not assumed or recorded any insurance reimbursement.

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

We believe the negotiation of the framework of potential claims provided to us by our customer, our estimate as to the number of failed power supplies replaced by our customer through the duration of the warranty period, which we estimate will extend through February 2013, and our estimate of a reasonable customer cost of overhead necessary to replace failed power supplies, if any, will represent the most significant estimates that could affect the timing and ultimate amount of possible loss.

Long-lived asset impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. All long-lived assets identified with the Israel Technology Center, or ITC, reporting unit are considered one asset group, and are included as a component of the “Standalone Storage Software” reportable segment. Recent events involving our ITC reporting unit resulted in a significant decline in actual and planned earnings.

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that use of the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consist of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010 with a carrying value of $5.0 million, and property and equipment of $1.2 million. Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment comprise mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, has been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value, and is depreciated over a 3 – 5 year estimated useful life. Intangible assets consist primarily of acquired software of $4.9 million and a trade name of $0.1 million. We determined the fair value of the acquired software by estimating the replacement cost of the software, taking into account both the software as acquired and subsequent development work, as well as the business alternatives we were considering and the corresponding value of the software in these alternative approaches, and estimated the value of the software based on the probabilities of each of the business alternatives. We determined the fair value of the trade name using an income approach and considered the fact that the software’s trade name at the time of acquisition was no longer being used. All estimates were based on management using appropriate assumptions and projections. Our impairment analysis at September 30, 2011 identified $2.9 million of impaired long-lived assets, consisting entirely of intangible assets recognized as part of the 2010 Cloverleaf acquisition. Long-lived asset impairment charges are recorded consistent with our treatment of related amortization expense specific to each acquired intangible assets. We recorded $2.8 million of acquired software and $0.1 million of impaired acquired trade name as a component of cost of goods sold for the three and nine months ended September 30, 2011. We are evaluating numerous alternatives to monetize the software asset including, developing an appliance based on industry standard servers, developing storage bundles with our AssuredSAN products, developing and porting the software to be based on open source code such as Linux, integrating some of the AssuredUVS features into some of our AssuredSAN products and making substantial changes to the AssuredUVS operations. The outcome of this evaluation could result in additional asset impairment or require a restructuring of the AssuredUVS business. No impairments of long-lived assets were recognized in the three and nine months ended September 30, 2010.

Valuation of Goodwill

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our ITC reporting unit, which develops our AssuredUVS software, is a component of the Standalone Storage Software reporting segment identified in the notes to our consolidated financial statements. During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that they were changing their strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

Current accounting standards require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. We determine the fair value of our reporting unit using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment to goodwill of $4.1 million. No additional goodwill remains on the balance sheet of the Company as of September 30, 2011.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenue	100%	100%	100.0%	100%
Cost of goods sold	81.7	83.3	84.4	77.8
Gross Profit	18.3	16.9	15.6	22.2
Operating expenses:
Research and development	12.1	19.8	12.6	17.6
Sales and marketing	4.2	7.8	5.0	6.9
General and administrative	3.9	4.3	4.1	4.5
Restructuring charge (recoveries)	0.2	1.4	1.0	0.4
Goodwill and long-lived asset impairment	—	8.6	—	2.8

Total operating expenses	20.4	41.9	22.7	32.2

Operating loss	(2.1)	(25.2)	(7.1)	(10.0)
Other income (expense), net	—	—	—	—

Loss before income taxes	(2.1)	(25.2)	(7.1)	(10.0)

Income tax expense	—	0.2	—	0.1

Net loss	(2.1)%	(25.4)%	(7.1)%	(10.1)%

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2011

Net Revenue

	Three Months Ended September 30,
	2010	2011	(Decrease)	% Change
	(in thousands, except percentages)
Net Revenue	$61,586	$48,071	$(13,515)	(21.9)%

	Nine Months Ended September 30,
	2010	2011	(Decrease)	% Change
	(in thousands, except percentages)
Net Revenue	$187,053	$150,424	$(36,629)	(19.6)%

The decrease in net revenue for the three and nine months ended September 30, 2011 was primarily due to a decrease in sales to NetApp. Sales to NetApp totaled $16.6 million for the three months ended September 30, 2010 compared to $0.0 million for the three months ended September 30, 2011 and $52.5 million for the nine months ended September 30, 2010 compared to $0.0 million for the nine months ended September 30, 2011. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp.

In terms of the other revenue decreases, we experienced a decrease in net service revenue for the three and nine months ended September 30, 2011, primarily as a result of lower contract spares inventory shipments as a result of the related system products reaching the end their product life cycle. Service revenue totaled $2.1 million for the three months ended September 30, 2010 compared to $1.1 million for the three months ended September 30, 2011 and $6.7 million for the nine months ended September 30, 2010 compared to $4.7 million for the nine months ended September 30, 2011. Sales to our channel partners increased from $1.0 million for the three months ended September 30, 2010 to $2.0 million for the three months ended September 30, 2011 and from $4.3 million for the nine months ended September 30, 2010 compared to $4.8 million for the nine months ended September 30, 2011. Revenues from ancillary sources decreased from $0.1 million for the three months ended September 30, 2010 to $0.0 million for the three months ended September 30, 2011 and from $0.1 million for the nine months ended September 30, 2010 to $0.3 million for the nine months ended September 30, 2011.

Product sales to Oracle Corporation (formerly Sun Microsystems), or Oracle, were $0.0 million for the three months ended September 30, 2010, and $0.0 for the three months ended September 30, 2011 and decreased from $0.5 million for the nine months ended September 30, 2010 to $0.0 million for the nine months ended September 30, 2011. The decline in Oracle net revenue is due to the products we sell to Oracle reaching the end of their product life cycle. Sales to HP decreased from $36.6 million for the three months ended September 30, 2010 to $35.0 million for the three months ended September 30, 2011, but increased from $104.4 million for the nine months ended September 30, 2010 to $113.3 million for the nine months ended September 30, 2011. The decline in the three-month HP net revenue is due to inventory rebalancing. The increase in the nine-month HP net revenue is due to the successful launch and market acceptance of the HP MSA 2000 products, which is based on our Series 2000 and Series 3000 products, and the launch by HP of its third generation product line, now called the P2000 product line, in February 2010, which includes our Series 3000 products. Although our Series 2000 products are in the decline phase of the product life cycle and are being replaced by our Series 3000 products, demand for these products continues to be significant. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products have increased significantly subsequent to release. We expect sales to HP to continue to represent a substantial portion of our net revenue in 2011.

These decreases in revenue were partially offset by increases in net revenue from other OEM customers and from sales of our AssuredUVS and AssuredVRA software products. Sales to our Tier 2 OEM and other customers increased from $4.2 million for the three months ended September 30, 2010 to approximately $9.0 million for the three months ended September 30, 2011 and from $16.9 million for the nine months ended September 30, 2010 compared to $23.5 million for the nine months ended September 30, 2011. The increase in sales to our Tier 2 OEM and other customers is primarily the result of new customer wins and the successful release of our Series 3000 products in the first quarter of 2010. In addition, sales of our AssuredUVS and AssuredVRA software products increased from $0.7 million for the three months ended September 30, 2010 to $1.0 million for the three months ended September 30, 2011 and from $1.1 million for the nine months ended September 30, 2010 compared to $3.8 million for the nine months ended September 30, 2011. The increase in sales of our AssuredUVS and AssuredVRA software products is the result of new customer wins related to our AssuredUVS products.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Cost of Goods Sold	$50,291	81.7%	$40,029	83.3%	$(10,265)	(20.4)%
Gross Profit	$11,295	18.3%	$8,115	16.7%	$(3,253)	(28.8)%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(in thousands, except percentages)
Cost of Goods Sold	157,964	84.4%	$117,085	77.8%	$(40,879)	(25.9)%
Gross Profit	$29,089	15.6%	$33,339	22.2%	$4,250	14.6%

Cost of goods sold decreased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily as a result of a decrease in sales to NetApp and decreases in manufacturing support costs and manufacturing variances. These decreases were partially offset by an increase in cost of goods sold as a result of the increase in sales to HP and other OEM customers and the recognition of impairment charges relating to certain of our long-lived assets held at our ITC reporting unit.

Gross profit margin decreased from 18.3% for the three months ended September 30, 2010 to 16.7% for the three months ended September 30, 2011 and increased from 15.6% for the nine months ended September 30, 2010 compared to 22.2% for the nine months ended September 30, 2011. Gross profit margins benefited primarily due to customer and product mix, as we did not have any sales to NetApp and as the products we sell to HP have a higher gross profit margin compared to the products we previously sold to NetApp. Sales to HP approximated 73% of our net revenue for the three months ended September 30, 2011 compared to 60% of our net revenue for the three months ended September 30, 2010 and 75.3% of our net revenue for the nine months ended September 30, 2011 compared to 55.8% of our net revenue for the nine months ended September 30, 2010. Sales to NetApp represented 0% of our net revenue for the three and nine months ended September 30, 2011 compared to 27.3% of our net revenue for the three months ended September 30, 2010 and 28.4% of our net revenue for the nine months ended September 30, 2010. In addition, sales of our software products have a much higher gross profit and gross profit margin than sales of our hardware products, and sales to our other OEM customers typically have a higher gross profit and gross profit margin than sales to HP. Sales to our other OEM customers and from our AssuredUVS and AssuredVRA software products increased from 1.1% of our net revenue for the three months ended September 30, 2010 to 2.1% of our net revenue for the three months ended September 30, 2011 and from 0.6% of our net revenue for the nine months ended September 30, 2010 to 2.5% of our net revenue for the nine months ended September 30, 2011. We expect that the mix of products we sell, in particular, the products we sell to HP, to our other OEM and channel customers and from our software products, will continue to affect, and likely increase, our gross profit and gross profit margin.

Gross profit and gross profit margins for the three and nine months ended September 30, 2011 were negatively impacted by a recognition of $2.9 million impairment loss for the three and nine months ended September 30, 2011 on a portion of our acquired software and all of the remaining carrying value of a trade name acquired in our 2010 acquisition of Cloverleaf. In addition, we recognized a $2.3 million charge for contingencies relating to quality issues associated with certain power supply devices provided by a long-term component supplier and sold between March and October 2009 was recognized for the three and nine months ended September 30, 2011.

Excluding the charges for asset impairments and contingency recognition, gross profit and gross margins for the three months ended September 30, 2011 were negatively impacted by increased manufacturing support costs which increased from $3.4 million for the three months ended September 30, 2010 to $3.8 million for the three months ended September 30, 2011. This was due to increased salaries and stock compensation expense for the three months ended September 30, 2011. This was offset by lower manufacturing variances primarily as a result of a reduction in freight costs due to lower sales and leveraging lower cost ocean freight opportunities. Also contributing to the decreased manufacturing costs were lower expedite fees, lower sales of products in which we have to make related royalty payments and more favorable purchase price variances on certain components. Gross profit and gross margins for the nine months ended September 30, 2011 were positively impacted by lower manufacturing support costs and lower manufacturing variances. Manufacturing support costs decreased from $11.3 million to $10.3 million as a result of lower payroll and related costs as a result of the 2010 restructuring plan. Manufacturing variances declined from $5.6 million to $2.6 million primarily as a result of a reduction in freight costs due to lower sales and leveraging lower cost ocean freight opportunities. Also contributing to the decreased manufacturing costs were lower expedite fees, lower sales of products in which we have to make related royalty payments and more favorable purchase price variances on certain components.

Research and Development Expenses

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and Development Expenses	$7,439	12.1%	$9,506	19.8%	$2,067	27.8%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and Development Expenses	$23,659	12.6%	$26,438	17.6%	$2,779	11.7%

Research and development expense increased $2.1 million to $9.5 million for the three months ended September 30, 2011 compared to $7.4 million for the three months ended September 30, 2010. This increase was primarily due to an increase in stock-based compensation expense for research and development personnel of $0.4 million, an increase in engineering materials and tooling expense of $0.3 million, an increase in depreciation expense of $0.5 million, an increase in salaries and payroll related expenses of $0.5 million, an increase in consulting expense of $0.2 million, and an increase of $0.2 million in maintenance and allocated costs. The increase in stock-based compensation expense is the result of additional equity awards granted to research and development personnel in 2011 and additional performance-based equity awards granted in 2011 to research and development personnel in conjunction with our 2011 management incentive plan that as of September 30, 2011, we anticipate will satisfy the performance requirements. The increase in engineering materials and tooling expense is primarily the result of the completion of certain milestones related to new product development activities that are being performed by a third party. The increase in depreciation expense is the result of additional capital expenditures for our Longmont and Israel engineering labs. The increase in salaries and payroll related expenses is primarily the result of an increase in the number of employees engaged in research and development activities. The increase in maintenance and allocated costs were primarily the result of increased support costs for software and equipment recently acquired.

Research and development expense increased $2.8 million to $26.4 million for the nine months ended September 30, 2011 compared to $23.7 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in salaries and payroll related expenses of $0.8 million, an increase in stock-based compensation expense for research and development personnel of $0.6 million, an increase in engineering materials and tooling expense of $0.5 million, an increase in depreciation expense of $0.7 million, an increase of consulting expense of $0.1 million, an increase of software and maintenance expense of $0.1 million. This was offset by a reduction of other individually insignificant research and development costs of $0.3 million and allocated and common costs of $0.3 million. The increase also reflected a $0.3 million reduction to research and development expense in the first quarter of 2010 related to an adjustment to our Ciprico contingent consideration liability, as we determined it was probable that the amount of contingent consideration due to Ciprico would be lower based on lower actual and projected sales of products eligible for the contingent consideration through the end of the contingent consideration period. Salaries and payroll related expenses, stock-based compensation expense, engineering materials and tooling expense and depreciation expense increased for largely the same reasons outlined above.

We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$2,592	4.2%	$3,768	7.7%	$1,176	45.4%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses	$9,332	5.0%	$10,450	6.9%	$1,118	12.0%

Sales and marketing expense increased approximately $1.2 million to $3.8 million for the three months ended September 30, 2011 compared to $2.6 million for the three months ended September 30, 2010. This increase was primarily due to an increase in salaries and payroll related expenses of $0.4 million, an increase in stock-based compensation expense for sales and marketing personnel of $0.1 million, an increase in commissions and sales bonuses of $0.2 million, an increase of trade show expense of $0.1 million, an increase of travel and entertainment expense of $0.1 million, an increase in depreciation expense of $0.1 million and an increase in customer-related credit card fees of $0.1 million. The increase in stock-based compensation expense is the result of additional equity awards granted to sales and marketing personnel in 2011 and additional performance-based equity awards expected to be granted to sales and marketing personnel in conjunction with our 2011 management incentive plan. The increase in commissions and sales bonuses was primarily the result of an increase in HP, other OEM and software net revenue. The increase in customer-related credit card fees is the result of increased sales to customers that remit payment to us using a credit card for which we are charged a fee by our bank to process the credit card transaction.

Sales and marketing expense increased approximately $1.1 million to $10.5 million for the nine months ended September 30, 2011 compared to $9.3 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in salaries and payroll related expenses of $0.4 million, an increase in commissions and sales bonuses of $0.4 million, an increase in stock based compensation expense of $0.3 million, an increase in customer-related credit card fees of $0.2 million, an increase in depreciation expense of $0.1 million, and an increase of travel and entertainment expense of $0.1 million. These increases were partially offset by a decrease in customer-related evaluation product expenses of $0.4 million as we incurred higher expenses in the nine months ended September 30, 2010 due to the introduction of our Series 3000 products released in the first quarter of 2010, due to the newly acquired products from Cloverleaf. We expect that the timing of our marketing activities, customer-related evaluation product expenses and variable employee sales compensation will affect the amount of sales and marketing expenses in future periods.

General and Administrative Expenses

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$2,424	3.9%	$2,060	4.3%	$(364)	(15.0)%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$7,725	4.1%	$6,838	4.5%	$(887)	(11.5)%

General and administrative expenses decreased approximately $0.4 million to $2.1 million for the three months ended September 30, 2011 compared to $2.4 million for the three months ended September 30, 2010. This decrease was primarily due to the change in foreign currency gains and losses of $0.8 million which resulted from the changes in the value of the Euro, British Pound, Israeli Shekel and Japanese Yen in relation to the United States dollar and a decrease in salaries and payroll related expenses of approximately $0.1 million, which were a result of completing the transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California in the second half of 2010, as we incurred costs of duplicative personnel during the transition period and also as a result of the restructuring activities completed in the second quarter of 2010. These decreases were partially offset by an increase in stock-based compensation expense of $0.3 million as a result of additional equity awards granted to general and administrative personnel in 2011 and additional performance-based equity awards expected to be granted to general and administrative personnel in conjunction with our 2011 management incentive plan, an increase in professional service fees of $0.1 million for consulting services and an increase in bad debt expense of $0.2 million due to a customer non-payment on past due amounts.

General and administrative expenses decreased approximately $0.9 million to $6.8 million for the nine months ended September 30, 2011 compared to $7.7 million for the nine months ended September 30, 2010. This decrease was primarily attributable to a reduction in salaries and payroll related expenses of $0.5 million, the favorable change in foreign currency gains and losses of $0.3 million which resulted from the changes in the value of the Euro, British Pound, Israeli Shekel and Japanese Yen in relation to the United States dollar, a decrease in consulting expense of $0.4 million, a reduction in accounting and related fees of $0.3 million, a reduction in board of director fees of $0.1 million and a reduction in bank fees of $0.1 million. These decreases were partially offset by an increase in stock-based compensation expense for general and administrative personnel of $0.5 million, an increase in investor relations costs of $0.1 million and an increase in bad debt expense of $0.2 million. Changes in foreign currency gains and losses increased for the same reasons outlined above. The reduction in accounting and related fees was primarily the result of negotiating lower fees with our service providers. Board of director fees decreased as a result of a reduction in the number of our board of directors. Salaries and payroll related expenses decreased for the same reason outlined above. Investor relations costs increased as a result of an increase in investor outreach programs.

Restructuring Charge (Recoveries)

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Restructuring Charge	$104	0.2%	$659	1.4%	$555	533.7%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Restructuring Charge (Recoveries)	$1,806	1.0%	$655	0.4%	$(1,151)	(63.7)%

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

Restructuring expenses increased $0.6 million to $0.7 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010. This increase was due to a reduction in the value of assumed lease income. Restructuring expense decreased $1.2 million to $0.6 million for the nine months ended September 30, 2011 compared to $1.8 million for the nine months ended September 30, 2010. The decrease in restructuring expenses is primarily the result of the restructuring charge taken in the second quarter of 2010 and the completion of all severance and related cost activities related to our 2008 Plan. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Goodwill impairment charge

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Goodwill impairment charge	$—	—%	$4,140	8.6%	$4,140	100%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Goodwill impairment charge	$—	—%	$4,140	2.8%	$4,140	100%

A recent decline in our ITC reporting unit’s AssuredUVS customer base resulted in a significant decline in actual and planned earnings and we determined it was “more-likely-than-not” that the ITC reporting unit was worth less than its carrying value. As a result we tested goodwill related to our ITC reporting unit for impairment as of September 30, 3011, and determined that the carrying value of goodwill was impaired. We performed the second step of the goodwill impairment test to measure the amount of the impairment resulting in the recognition of an impairment to goodwill of $4.1 million for the three and nine months ended September 30, 2011.

Other Income (Expense), net

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income (expense), net	$4	0.0%	$(16)	0.0%	$(20)	(500)%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income (expense), net	$(4)	0.0%	$(26)	0.0%	$(22)	550%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items. Interest expense decreased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily as a result of a lower notes payable balance. Interest income decreased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily as a result of lower average cash and cash equivalents.

Income Taxes

We recorded an income tax provision of $0.1 million for the three months ended September 30, 2011 and $0.2 million for the nine months ended September 30, 2011.We recorded an income tax provision of $0.0 million for the three months ended September 30, 2010 and $0.1 million for the nine months ended September 30, 2010. Our provision for income taxes primarily represents state, local and foreign taxes.

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

As of September 30, 2011, we had $45.7 million of cash and cash equivalents and $46.2 million of working capital compared to $45.7 million of cash and cash equivalents and $49.9 million of working capital as of December 31, 2010. The increase in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $0.1 million in short-term debt at September 30, 2011, consisting of a note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $1.1 million compared to $16.5 million of cash used in operations for the nine months ended September 30, 2010. The operating activities that affected cash consisted primarily of a net loss, which totaled $15.4 million for the nine months ended September 30, 2011 compared to $13.5 million for the nine months ended September 30, 2010. The increase in our net loss was primarily attributable to long-lived asset impairment charges of approximately $7.1 million as we identified a change in circumstances that indicated the carrying amount of our goodwill and long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that they were changing their strategy which would result in a significant decline in revenue for the Company, and contingency related losses of approximately $2.8 million for quality issues associated with certain power supply devices provided by a long-term component supplier which resulted in a higher than expected level of power supply failures to us and our customers. These were offset by an increase in our gross profit due to favorable changes in the mix of products sold and lower manufacturing variances due to lower freight and more favorable component purchase price variances, as well as lower operating expenses due to our 2008 Plan and 2010 Plan restructuring activities.

The adjustments to reconcile net loss to net cash provided by operating activities for the nine months ended September 30, 2011 that did not affect cash consisted of depreciation and amortization of $3.9 million, stock-based compensation expense of $4.0 million, provision for bad debt expense of $0.2 million and goodwill and long-lived asset impairment charge of $7.1 million

Cash flows from operations reflects the positive impact of $10.1 million related to a decrease in accounts receivable, which was primarily due to our decision to exit our low margin business with NetApp in the fourth quarter of 2010, partially offset by an increase in revenue from HP and other OEM and software customers, as well as an increase in the number of days sales outstanding, which decreased from 49 days at the end of the fourth quarter of 2010 to 48 days at the end of the third quarter of 2011. Cash flows from operations also reflects the positive impact of $2.1 million related to an overall decrease in inventories at September 30, 2011, which was primarily due to our decision to exit our low margin business with NetApp in the fourth quarter of 2010, increased sales of certain slower moving inventory components in the first half of 2011, as well as the timing of in-transit inventory purchases. Primarily as a result of the recent flooding in Thailand, inventories could increase in the short-term as we may make strategic inventory purchases to maintain a sufficient source of supply.

Cash flows from operations reflect a positive impact of $1.8 million due to an increase in our accrued compensation and other expenses, which was the result of an accrual of $2.8 million to cover estimated costs related to defective power supply units which was offset by a reduction in payroll related accruals of $0.6 million due to the timing of payroll and a reduction in manufacturing accruals of $0.4 million resulting from the timing of when payments are processed in relation to quarter-end.

Cash flows from operations include uses of cash of $9.9 million related to a decrease in accounts payable, which was primarily the result of our decision to exit our low margin business with NetApp in the fourth quarter of 2010, as well as the timing of inventory purchases and payments to our vendors. The number of days payable outstanding remained constant at 55 days at the end of the fourth quarter of 2010 to 55 days at the end of the third quarter of 2011. Cash flows from operations also reflect a $1.8 million decrease in cash related to prepaid expenses and other current assets due to a $0.5 million recovery recognized in the third quarter of 2011, $0.8 million in other manufacturing receivables due to the rebates earned by the Company and a $0.5 million asset recognized for recoveries related to failed power supply units.

Cash flows from operations also reflect a $0.5 million decrease in deferred revenue primarily due to the completion of prepaid service contracts with our customers.

Cash flows from operations also include a decrease in our restructuring accrual of $0.1 million primarily resulting from an increase in cash payments for contract termination costs. In addition, we used $0.5 million of cash from operations for long-term liabilities primarily resulting from deferred rent amortization and to a lesser extent from the reduction of uncertain tax liabilities due to foreign statutes expiring.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was approximately $2.1 million compared to $1.7 million for the nine months ended September 30, 2010. Cash used in investing activities for the nine months ended September 30, 2011 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners to produce our products and for equipment used in our Longmont and Israel engineering labs. Cash used in investing activities during the nine months ended September 30, 2010 was primarily due to the acquisition of Cloverleaf, net of cash acquired, of $0.6 million and purchases of property and equipment of $1.1 million primarily associated with engineering laboratory expansion and equipment as well as additional equipment for our newly acquired Cloverleaf business.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2011 was approximately $0.9 million compared to cash provided by financing activities of $2.4 million for the nine months ended September 30, 2010. Cash provided by financing activities for the nine months ended September 30, 2011 was due to the sale of stock to employees under our employee stock plans of $1.4 million, which was partially offset by $0.3 million of tax liability payments made by Dot Hill associated with employee equity awards and for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico. Cash provided by financing activities for the nine months ended September 30, 2010 is attributable to the drawdown of $3.0 million against our credit facility in the third quarter of 2010 and cash received from the sale of stock to employees under our employee stock plans of $0.4 million. This was partially offset by a $0.7 million payment related to a Cloverleaf loan obligation and $0.3 million for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. We were able to promptly identify and resolve the cause of the failures and are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011 our component supplier had repaired all of the faulty power supplies at no cost to us, and reimbursed us for our out-of-pocket costs which has constituted a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

During the third quarter of 2011, a material customer provided an updated framework on the potential claims and initiated the process for negotiating a potential settlement. As previously disclosed, the customer’s preliminary framework of potential claims provided to us included additional costs related to the customer’s internal overhead for other internal indirect costs, in addition to third-party direct costs described above. Given the complexities involved in dealing with the material customer relationships and the fact that substantive negotiations did not commence until the third quarter of 2011, there was a significant degree of uncertainty as to the ultimate resolution of the potential claims as of the second quarter of 2011. Our discussions with this customer during the third quarter of 2011 resulted in a better understanding for the basis of such claims, and the ability to better evaluate our potential exposure to the power supply failures, and consequently enabled us to make a more reasonable estimate as to the likelihood and potential amount of such claims. Based on preliminary discussions for settlement and our analysis of the framework provided by the customer including future potential claims through the warranty period, we estimated that we have incurred a probable loss of approximately $2.8 million. Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claim, the incurrence of an additional loss is reasonably possible, and we believe it could be in the range of $0 to $1.1 million as of September 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of September 30, 2011.

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, it became apparent that the component supplier was not willing to settle the entire amount in cash or cash equivalents and will likely settle with a combination of cash and cash equivalents and a rebate based on the volume of purchases over two to three years if we agree on a settlement amount. The potential future rebates are not reasonably estimable and management’s best estimate is we would receive cash and/or a note receivable of at least $0.5 million. We continue to maintain that we have legal recourse against this component supplier Based on these discussions and the preliminary reimbursement being proposed, we have reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time it is not possible to estimate to what extent, if any, will be covered by our carrier. As of September 30, 2011, we have not assumed or recorded any insurance reimbursement.

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

Recently, the hard disk drive component supply chain has been significantly disrupted as a result of severe flooding in Thailand. In addition, some disk drive manufacturers have substantial manufacturing facilities in Thailand that have been closed down due to flooding. It is estimated that over 30% of the worldwide production of hard disk drives or critical component occurs in Thailand. While over 75% of our revenue typically comes from customers who purchase our AssuredSAN products on a drive-less basis, hard disk drives are a critical component in our AssuredSAN storage array products and can represent 30-70% of the cost of such products. Given the severity of the situation and the potential for extensive hard disk drive shortages for us and our customers, we believe the effects on our business and the data storage industry are likely to be substantial and could extend over multiple quarters.

We will make every effort to secure and hold inventory of hard disk drives to incorporate into our products. Any purchase of hard drives beyond our immediate requirements, will likely result in increased inventory and a use of cash, but we expect any increase in hard drive inventory holdings to be consumed through our normal sales to customers over the near term. Given that approximately only one quarter of revenue are dependent on hard disk drive supplies, and given our current cash balances and the availability of additional working capital through Silicon Valley Bank, we do not believe we would be constrained in our ability to secure hard disk drives.

During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial condition had deteriorated. The customer also informed us that use of the AssuredUVS software would no longer be a component of its business strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of September 30, 2011 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million.

As of September 30, 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off — Balance Sheet Arrangements

At September 30, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our September 30, 2011 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of September 30, 2011, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the nine months ended September 30, 2011 were the Euro, British Pound, Japanese Yen and the Israeli Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.4 million in foreign currency transaction losses during the nine months ended September 30, 2011, primarily resulting from the re-measurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $1.4 million.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 51% of our net revenue for the year ended December 31, 2009, 57% of our net revenue for the year ended December 31, 2010 and 77% of our net revenue for the nine months ended September 30, 2011. We expect HP will represent much greater than 10% of our overall net revenue for the year ending December 31, 2011. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

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

The impact of flooding in Thailand on the hard disk drive supply chain

Recently, the hard disk drive component supply chain has been significantly disrupted as a result of severe flooding in Thailand. In addition, some disk drive manufacturers have substantial manufacturing facilities in Thailand that have been closed down due to flooding. Hard disk drives are a critical component in our AssuredSAN storage array products and can represent 30-70% of the cost of such products. While over 75% of our revenue typically comes from customers who purchase our AssuredSAN products on a drive-less basis, these customers need to purchase and install qualified hard disk drives to make these products operational. In addition, these customers may also purchase hard disk drives to incorporate into other products that they might sell such as computer servers, which are often sold as bundles with storage arrays. If these customers experience disk shortages, their demand for our AssuredSAN systems could also decline significantly.

Given the severity of the situation and the potential for extensive hard disk drive shortages for us and our customers, we believe the effects on our business and the data storage industry are likely to be substantial and could extend over multiple quarters. We will make every effort to secure and hold inventory of hard disk drives to incorporate into our products. Any purchase of hard drives beyond our immediate requirements, will likely result in increased inventory and a use of cash. In addition to experiencing shortages for our hard disk drive requirements, we could experience severe price increases of hard disk drives, which we may or may not be able to pass on to our customers, and hence could negatively impact our revenues and margins. At this time, we cannot fully assess the impact of the flooding in Thailand to us, our customers or to the broader hard disk drive ecosystem, but it could potentially have a very significant negative impact on our operations and financial results for multiple quarters. In addition, if conditions worsen in Thailand for our suppliers that could further adversely affect our results of operations and financial condition.

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. We were able to promptly identify and resolve the cause of the failures and are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011 our component supplier had repaired all of the faulty power supplies at no cost to us, and reimbursed us for our out-of-pocket costs which has constituted a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

Through September 30, 2011, our component supplier has repaired all of the faulty power supplies at no cost to us, and has reimbursed us for our out-of-pocket costs thus far which has constituted a reimbursement to customers for certain out-of-pockeet costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through September 30, 2011.

In the second quarter of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. The customer indicated that the estimate for claims wasis preliminary and that the timing, the amount and the form of any potential settlement are negotiable. Based on our analysis of the situation, including the preliminary framework provided by the customer, we estimated that we hadve incurred a probable loss which is estimable for certain third-party material and service costs incurred by our customer related to replacing failed power supplies of approximately $1.3 million and recorded an estimated current liability within “Accrued expenses” on our condensed consolidated balance sheet as of June 30, 2011. In addition, we disclosed that it was possible that these claims could increase by $0 to $3 million, and we did not record a liability as we were unable to establish the basis or reasonably estimate the size of the additional claims.

During the third quarter of 2011, the customer provided an updated framework on the potential claims and initiated the process for negotiating a potential settlement. As previously disclosed, the customer’s preliminary framework of potential claims provided to us included additional costs related to the customer’s internal overhead for other internal indirect costs, in addition to third-party direct costs described above. Given the complexities involved in dealing with the material customer relationships and the fact that substantive negotiations did not commence until the third quarter of 2011, there was a significant degree of uncertainty as to the ultimate resolution of the potential claims as of the second quarter of 2011. Our discussions with this customer during the third quarter of 2011 resulted in a better understanding for the basis of such claims, and the ability to better evaluate our potential exposure to the power supply failures, and consequently enabled us to make a more reasonable estimate as to the likelihood and potential amount of such claims. Based on preliminary discussions for settlement and our analysis of the framework provided by the customer including future potential claims through the warranty period, we estimated that we have incurred a probable loss of approximately $2.8 million, the majority of which will likely be settled in cash and the remainder against future product rebates in 2012 for a specific product that we have been shipping to this customer and for which we believe we can reasonably estimate the number of units that will be shipped in 2012, and hence the likely product rebate such customer will receive. Consequently, in addition to the $1.3 million previously recognized as of June 30, 2011, we recorded an estimated liability of $1.5 million as of September 30, 2011 within “Accrued expenses” on our condensed consolidated balance sheet.

Based on our current expectation of how any such additional product quality claims will ultimately be settled, and given the uncertainties regarding the applicability of the customer’s internal overhead and other indirect costs included in the potential claims, the incurrence of an additional loss is reasonably possible and we believe it could be in the range of $0 to $1.1 million as of September 30, 2011. We do not believe, however, that the incurrence of an additional loss is probable at this time and therefore, no additional liability has been recorded on our condensed consolidated balance sheet as of September 30, 2011.

During the second quarter of 2011, based on the advice of legal counsel, we established that our component supplier is contractually obligated to reimburse us for fair and reasonable costs we incur with our customers associated with these power supply failures. Our component supplier had continued to re-work and distribute to our customer the affected population of power supplies at no cost to us. In addition, at the time, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies had the financial ability to continue to reimburse us for any additional costs we may incur, we recorded a current asset within “Prepaid expenses and other assets” on our condensed consolidated balance sheet of $1.3 million as of June 30, 2011.

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, it became apparent that the component supplier was not willing to settle the entire amount in cash or cash equivalents and will likely settle with a combination of cash and cash equivalents and a rebate based on the volume of purchases over two to three years if we agree on a settlement amount. The potential future rebates are not reasonably estimable and management’s best estimate is we would receive cash and/or a note receivable of at least $0.5 million. We continue to maintain that we have legal recourse against this component supplier Based on these discussions and the preliminary reimbursement being proposed, we have reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of September 30, 2011, we have not assumed or recorded any insurance reimbursement.

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

Our acquisition of Cloverleaf may not be successfully integrated or produce the results we anticipate.

In January 2010, we acquired Cloverleaf, a privately held software company, based primarily in Israel for approximately $9.5 million in stock and $2.5 million in cash. The Cloverleaf acquisition provided us with a new team of software development and other professionals. Cloverleaf’s products provide heterogeneous storage virtualization and unified storage technologies that can simplify data center management, eliminate downtime and reduce storage costs. We refer to the products that are based on the Cloverleaf Intelligent Storage Networking System as AssuredUVS. Cloverleaf was our first acquisition involving significant international operations. The integration of Cloverleaf’s operations with our own continues to be a complex, time-consuming and costly process involving typical acquisition risks and related challenges, some of which are discussed below:

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

In addition, the accounting treatment for the Cloverleaf acquisition resulted in significant amortizable intangible assets, which when amortized negatively affects our consolidated results of operations. As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our goodwill and long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that they were changing their strategy which would result in a significant decline in revenue for the Company. Thus, as of the end of September, we tested the carrying values of Goodwill and Long-Lived Assets. The results were that we impaired the entire goodwill amount of $4.1 million, impaired the entire trade name by $0.1 million, and reduced the carrying value of the software from $4.9 million to $2.1 million.

We are evaluating numerous alternatives to monetize the software asset including developing an appliance based on industry standard servers, developing storage bundles with our AssuredSAN products, developing and porting the software to be based on open source code such as Linux, integrating some of the AssuredUVS features into some of our AssuredSAN products and making substantial changes to the AssuredUVS operations. The outcome of this evaluation could result in additional asset impairment or require a restructuring of the AssuredUVS business which could have a significant adverse impact to the financial results and condition of the company and potentially related declines in the stock price of the company.

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

In the second quarter of 2011 we made an organizational change within our channel sales team that could delay or hinder our ability to grow our channel business and could also result in additional personnel changes within with the channel sales team in the future. Through the three and nine months ended September 30, 2011, we experienced a growth in channel sales over the three and nine months ended September 30, 2010.

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

For the nine months ended September 30, 2011 we incurred a net loss of $15.4 million. For the year ended December 31, 2010 we incurred a net loss of $13.3 million. For the year ended December 31, 2009 we incurred a net loss of $13.6 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Our ability to reliably predict net revenue has become more challenging as a result of our recent acquisition of Cloverleaf and the termination of our relationship with NetApp. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2011. Consequently, we cannot assure you that we will be profitable in any future period.

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

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included, among other things, severance and related costs for the reduction of approximately 10% of our workforce, a 10% salary reduction for all employees at or above the vice-president level and a 5% salary reduction for certain other employee groups. As of September 30, 2011, we had restored a limited number of employee salaries for retention purposes, but had not restored the majority of employee salaries to their pre-2010 Plan levels. As a result of these actions, we may experience higher employee attrition rates, which would require us to locate and hire suitable replacements and could cause our business to be harmed.

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

Date: November 14, 2011

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 14, 2011

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)