Form 10-K
period 2011-12-31
DOT HILL SYSTEMS CORP
filed 2012-03-15
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011 was $161,008,055.

The number of shares of the registrant’s common stock outstanding as of February 29, 2012 was 57,866,406

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

We design, manufacture and market a range of software and hardware storage systems for the entry and mid-range storage markets. Beginning in the second half of 2009, we began placing more emphasis on selling higher gross margin products which include software, appliance products and hardware products through indirect sales channels. We have two operating segments which include storage systems and standalone storage software.

Typical customers for our storage systems operating segment, which includes our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI and Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our AssuredSAN 5000 Series products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S.government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest

AssuredSAN 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, Fibre Channel, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.

Our standalone storage software operating segment in 2010 and 2011 consisted of our AssuredUVS and AssuredVRA product lines.

Our AssuredUVS product line, formerly known as the intelligent storage networking system, or iSN TM, is based on the technology we acquired in January 2010 from Cloverleaf Communications, Inc., or Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. Such technology was marketed as standalone host-based software, and also included an appliance product consisting of a standard off-the-shelf x86 server combined with the proprietary software that delivers the unified virtual storage feature set. Our storage arrays are also available bundled with this appliance. Sales of AssuredUVS products were not significant in 2011. On February 2, 2012 we decided to re-align our software strategy to focus on accelerating the development of software that will be embedded in our AssuredSAN product line to better enable us to launch a set of mid-range storage products in 2012, provide more differentiated entry level products over time and help position us to win new OEM and channel customers that may be looking for new or alternative suppliers resulting from industry consolidation. Since we do not expect to utilize the Cloverleaf based software in these mid-range product offerings, we have decided to discontinue our investment and development efforts in the Cloverleaf based products, and recently began to market the Cloverleaf asset to prospective acquirers and while there have been indications of interest, there is no assurance we will find a suitable buyer on a timely basis. We have determined that the ongoing cash investment in this operation could outweigh the potential consideration from the sale of this business, and thus, we plan to substantially close down our Israeli software development group by March 31, 2012. Consequently, we do not expect sales of AssuredUVS to be a significant percentage of our total net revenue in the future.

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2010 and 2011. Although we expect sales of our AssuredVRA products to increase in 2012, we do not expect such sales to represent a significant percentage of our total net revenue in 2012.

We decided to expand our routes to market beyond our focus on original equipment manufacturers, or OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and resellers. We continued to expand our channel program through 2011 and believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2011. We expect sales to our channel partners of our AssuredSAN products will increase in 2012.

Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable customer. Our ability to achieve and maintain profitability will depend on, among other things, the level and mix of orders we receive from such customers, the amounts we spend on marketing support, the amounts we spend for inventory support and incremental internal investment to develop and enhance our products, our ability to reduce product cost, our product lead time, our ability to meet delivery schedules required by our customers and the economic environment.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs as private label products, and supplemented by Dot Hill branded products sold through distributors to resellers and in turn to end customers. Our storage system operating segment OEM partners currently include, among others, Hewlett-Packard, or HP, Sony Ericsson, or Ericsson, Motorola, Inc., or Motorola, General Dynamics Government Systems Corporation, or General Dynamics, Lockheed Martin Corporation, or Lockheed Martin, NEC Corporation, or NEC, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Stratus Technologies, or Stratus, Fujitsu Technology Solutions GmbH, or FTS, and Concurrent Computer Corporation, or Concurrent. Our standalone storage software operating segment OEM partners currently include, among others, Dell Inc., or Dell. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations. See Note 14 of the Notes to Consolidated Financial Statements for information regarding our operating segments and a breakout of our net revenue by geographical regions.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants originally granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016 the extension resulted in a contra-revenue charge of approximately $1.0 million. Net revenue from HP approximated 73% of our total net revenue in 2011. We expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2012.

We previously designed and developed general purpose disk arrays for a variety of products that were sold under private label by NetApp, Inc., or NetApp. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we did not generate any material revenue from NetApp in 2011 nor do we anticipate generating any additional revenue from NetApp in 2012.

In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM schedules and milestones;

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

For these and other reasons, our net revenue and results of operations in 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011 we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 and 2011 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2012.

We have also historically outsourced our manufacturing to Flextronics International Limited, or Flextronics, MiTAC International Corporation, or MiTAC, a leading provider of contract manufacturing and original design manufacturing services, and SYNNEX Corporation, or SYNNEX, a leading global information technology, or IT, supply chain services company. We do not expect to outsource much of our manufacturing to Flextronics, SYNNEX or MiTAC in 2012.

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. Substantially all of our 2010 Plan workforce reductions were completed by December 31, 2010 and we completely exited our Carlsbad facility as of June 30, 2010. The costs related to the 2010 Plan are $0.7 million and have been entirely recorded in our financial statements as of and through December 31, 2011.

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

Industry Background

Growth of Data Storage

The efficient generation, storage, management and retrieval of digital data and content has become increasingly strategic and mission-critical to organizations. In essence, we believe storage is becoming a non-discretionary purchase. The volume of this data continues to grow rapidly, driven by several factors, including, among others:

•	the proliferation of different types of data, especially unstructured data such as digital graphics, video, text and audio;

•	the emergence of Internet-based communication protocols which enable users to rapidly duplicate, change and re-communicate data;

•	new regulations and corporate policies requiring additional storage requirements imposed on healthcare companies and evolving regulatory requirements for financial services companies;

•	the implementation of enterprise-wide databases containing business management information;

•	gains in network bandwidth and the technology for managing and classifying large volumes of data;

•

the development of the information lifecycle management and the growing use of RAID systems in the backup market in place of, or in addition to, automated tape libraries, due to new applications of technologies that offer improved alternatives in the trade-off between performance and cost of ownership; and

•	the emergence of cloud based computing and storage as well as the growth of unstructured data analysis.

While research of worldwide external disk storage systems shipped is not yet completely available, the industry continued to report an overall capacity growth in 2011 despite economic conditions. A further trend that is expected to benefit us is faster growth in entry-level storage and mid-range storage markets as IT budgets are adjusted downwards. We expect this trend to continue into 2012 and potentially beyond as entry-level and mid-range storage starts to offer an increasing number of traditional enterprise level features.

The data storage industry has experienced significant consolidation through mergers and acquisitions over the past several years. Numerous smaller independent storage companies have been acquired by larger storage and server companies. Companies such as EqualLogic, Inc., LeftHand Networks, Inc., 3PAR, Inc., Compellent Technologies, Inc., Greenplum, Inc., Pillar Data Systems, Inc., BlueArc Corporation, Isilon Systems, Inc., XIV, Exanet Limited and LSI Corporation’s Engenio Division, have all been absorbed by larger entities. These transactions have altered the competitive landscape in the data storage industry which has resulted in new business opportunities for us with both our reseller and OEM customers.

Traditionally, storage vendors have designed products for markets differentiated by capacity, performance, price and feature set. These storage markets are typically identified as:

•

Entry-level. Entry-level storage products are designed for lower capacity, standalone data storage needs. OEMs and server companies address this market primarily through an indirect sales channel approach employing distributors, retailers and VARs that assist IT managers in identifying, purchasing and installing the product.

•

Mid-range. Mid-range or departmental/workgroup storage products are designed for higher capacity and performance than entry-level products, but still feature ease of use and manageability, and are attached to a local server or a network of servers tailored to the needs of the local users. In this market, storage providers, OEMs and server companies primarily sell their products to local IT managers either direct or through distributors, VARs and regional SIs.

•

High-end. High-end or data center storage products are designed for use by larger organizations where data storage and management is critical. These organizations require large capacity storage systems that feature high-performance, automation, extreme reliability, continuous availability, operating systems interoperability and global service and support. In this market, storage providers, OEMs and server companies sell their products with a combination of a direct sales force and indirect channels, including OEMs, large SIs, VARs and managed services providers.

Historically, we have primarily competed for customers for entry-level storage products. In more recent years we have increased our investments in embedded software and other technologies, and we expect to launch mid-range products in 2012.

Industry Trends and Customer Needs

Migration to Networked, Clustered Computing and Unified Storage

Computing processes and architectures have evolved from mainframe computing systems toward a centrally managed network computing environment characterized by multiple operating systems and server platforms that must share information both locally and remotely. In addition, virtual server environments enabled by vendors such as VMware and Microsoft’s Hyper-V have led to a marked increase in the trend toward Unified Storage solutions that offer both NAS and SAN attach capabilities in a single storage solution. Organizations require large-scale data storage solutions offering, among other things:

•	increased connectivity capabilities;

•	greater capacity;

•	higher performance;

•	the ability to share data among different platforms;

•	greater reliability;

•	high availability; and

•	greater protection.

Organizations have responded by implementing tailored networks, optimized for data storage functions that facilitate data access and protection.

Increasing Storage Resources in the Cloud

Storage within the “cloud” involves large centralized data centers that offer storage resources often combined with compute and network resources, which are priced to customers based on resource levels utilized. There are multiple deployment models such as private clouds, public clouds and hybrid clouds, some of which will utilize entry-level and mid-range networked storage resources and will require the same attributes as traditional storage area networks.

Big Data

Organizations today are facing increasing challenges to manage the growing stores of data. Much of this is driven by a rapid transition to rich media types of unstructured data that includes images, video and other multi-media content. To store, analyze and retrieve this digital content, large and complex database systems are needed to manage this real-time interrelated content. Genomics and oil exploration are examples where data sets are so large that they are difficult to store, manage and analyze. Customers are increasingly evaluating storage systems that deploy storage virtualization and data tiering to deal with the massive size of data, the speed at which it changes and the differing types of data being stored.

Increasing Focus on Total Cost of Ownership and Return on Investment

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

Unified Virtual Storage Systems

The need for unified virtual storage systems within IT departments in the SMB market segment is creating a new opportunity for storage solutions. Unified storage systems are defined as those that manage both block and file (or SAN and NAS) storage volumes, often with the ability to support multiple protocols, sometimes across multiple brands of storage arrays and manage them through a common interface. Virtual storage systems are those that deliver virtual storage functionality including volume management, thin and tiered provisioning, snapshots, replications and other features that are independent of the underlying hardware in an array with the ability to scale out across multiple nodes for higher performance and larger capacity, and manage these features from a single interface tool. We believe there are emerging opportunities for storage systems that offer both unified and virtual features in the same system.

Storage Area Networks

End-users require storage systems that enable them to capture, protect, manage and archive data across a variety of storage platforms and applications without sacrificing performance or reliability. Historically, SCSI was the primary method of connecting storage to servers based on a direct attached storage, or DAS, model. SAS has been adopted to replace parallel SCSI. Subsequently, the Fibre Channel protocol was developed which enables storage devices to connect to servers over a networked architecture, allowing end-users to connect multiple storage devices with high bandwidth throughput over long distances and centrally manage their storage environment. More recently, the iSCSI protocol has emerged in entry-level and mid-range systems for storage connected via standard local area networks, or LANs, and wide area networks, or WANs, and leverages the significant investments and existing deployments of Ethernet technology. Centrally managed network storage systems are designed to provide connectivity across multiple operating systems and devices and may be based on either open or proprietary technology standards.

SANs, whether Fibre Channel or iSCSI based, apply the benefits of a networked approach to data storage applications, allowing large blocks of data to move efficiently and reliably between multiple storage devices and servers without interrupting normal network traffic. SANs provide high scalability, connectivity and fault-tolerance, which permit IT managers to create and manage centralized pools of storage and backup devices with redundant data paths. With the addition of file-sharing software, SANs also allow multiple hosts to share consolidated data, dramatically reducing the need to duplicate, move and manage multiple files in a wide variety of data-intensive applications. SANs primarily employ Fibre Channel technology, although more recently iSCSI is increasingly being employed to provide storage access over Internet Protocol, or IP SANs.

Direct Attached Storage

A significant portion of storage systems that do not require the benefits of a scalable networked storage infrastructure are based on a DAS architecture attached directly to a server. Such storage is typically used to create a large data storage attached to a single server that is then shared or accessed over a general purpose LAN as opposed to a dedicated storage network. Newer clustered file systems, for example, are often based on large arrays of networked servers that each have a local set of disks, or a RAID disk set, as their local data storage. These local DAS RAID arrays can range from several disks housed inside the server and controlled by software RAID or a local RAID controller adapter installed inside the server, up to larger RAID arrays connected to the server via a local high speed dedicated storage link. RAID arrays inside the servers can require a dedicated RAID host bus adapter that interfaces multiple disk drives to the host computer bus to provide a high-performance disk array with RAID level data protection. More recent server implementations are commonly replacing the dedicated RAID host bus adapter with a lower cost built-in disk input/output, or I/O, controller function built into the server motherboard, and implementing the RAID software on the host server operating system. This same RAID controller or software is also capable of connecting to external JBOD or SAS RAID arrays via an external SAS cable to provide extremely cost-effective, local storage for servers. We intend to serve this market with our acquired RAIDCore product, known as AssuredVRA.

Demand for High-performance, Affordable Network Storage Solutions

Customers increasingly demand higher performing, affordable solutions to address expanding storage requirements, interoperability across disparate systems, the need for improved connectivity and rising data management costs. Customers are also demanding open standards architecture and modular systems that allow them to add capacity as needed. These demands have created significant opportunities for network storage system solutions that are affordable and provide high performance. In general, features that were historically only available in high-end storage systems are increasingly required in entry-level and mid-range systems.

High Availability

One of the most important requirements for many customers is that their stored data are available, and that the systems upon which they are stored be reliable. For example, Internet-related customers can lose significant revenue for every minute their sites are inoperable and users cannot access data from the website. Similarly, the operations of corporate customers can grind to a halt if important data is lost or unavailable. For these reasons, a storage system’s reliability is often a very critical factor in making a choice among storage systems.

Hardware Based Storage Solutions

We offer a flexible, broad line of networked data storage solutions composed of standards-based hardware and embedded software for open systems environments including SAS, Fibre Channel and iSCSI storage markets. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products, at prices that are suitable for the entry-level or mid-range markets. Our end-users consist of entry-level and mid-range users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our AssuredSAN product lines range from a few TB to hundreds of TB storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

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

•

High Availability. We believe that high availability is essential to our customers due to the critical nature of the data being stored. We have demonstrated 99.999% uptime in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our storage systems. Redundant components have the ability to be replaced while the system is online without interrupting network activity. All of our AssuredSAN 5000 Series products currently offered are certified to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS, Level 3 and MIL-STD-810F certifications. Our AssuredSAN product family is targeted at the general purpose market without compromising our high reliability standards.

•	High-end performance attributes and features. Our AssuredSAN products are enclosed in a compact two unit high chassis which accommodates up to 12 3.5” disk drives or 24 2.5” disk drives in the array.

Arrays can be configured from 876 GB for entry-level Series 2000 products to 192 TB for the Series 3000 products. Customers can intermix SAS and SATA II drives in the same enclosure offering a multitude of configuration options that provide greater flexibility to end-users that wish to store different performance profiles of data in the same physical array. Additionally, our AssuredSAN products currently feature the industry’s only unified product architecture which utilizes a common RAID controller architecture from the entry-level to the mid-range, regardless of protocol.

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

•

Manageability. The ability to manage storage systems, particularly through software, is a key differentiator among storage vendors. RAIDar (TM), our storage management software for AssuredSAN products, enables customers to more easily manage and configure their storage systems and respond to their changing system requirements.

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

Standalone Storage Software

Through our acquisition of Ciprico’s RAIDCore assets in September 2008, we offer a high-performance, feature-rich, host-based RAID stack that can be included as a key ingredient of an entry-level or mid-level enterprise class server built by OEMs or SIs. This product line, called AssuredVRA, provides a cost-effective solution for standard Windows and Linux servers that utilizes existing built-in SATA or SAS I/O capabilities of motherboards or simple storage I/O adapters to replace expensive dedicated hardware RAID adapter solutions. Currently, we have one major customer for RAIDCore and revenue has not been significant in any period.

Our Strategy

Our primary objective is to return to, sustain and grow profitability through our core business of selling entry and mid-level storage arrays through OEMs and more recently through channel based resellers. We plan to expand our core product platform to include mid-range systems with embedded software features. Our first mid-range products are expected to launch later this year and while it is unlikely that revenue from these products could be significant in 2012, it could become meaningful in 2013 and beyond. In addition, we will strive to create greater economies of scale and operating leverage in our entry level OEM storage array business, by focusing on new customer opportunities that may arise as a result of industry consolidation.

More specifically our strategy for the storage array business includes the following:

•

Utilize indirect sales channels. We have adopted an indirect sales model to access end-user markets primarily through our OEM, integrator and reseller partners. This allows us to benefit from our channel partners’ extensive direct and indirect distribution networks, installed customer bases and greater sales, marketing and global service and support infrastructures. The costs associated with a direct worldwide sales force are extensive. By leveraging the sales networks of our partners, we can manage our sales and marketing costs to much lower levels. In addition, we encourage our partners to provide direct support and service to end-users.

•

Focus on existing customers and develop new customer relationships. We have entered into OEM agreements with, HP, Ericsson, Dell, Motorola, General Dynamics, Lockheed Martin, Tektronix, Samsung, NEC, Stratus, FTS and Concurrent. We intend to focus on expanding our relationships with our existing customers and to continue seeking additional OEM relationships with other industry leaders to sell current products and expand the number of products offered to these customers to enable them to address new markets.

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

•

Leverage our AssuredSAN architecture. We developed our AssuredSAN architecture as a foundational element of our AssuredSAN modular storage arrays. This modular architecture allows us to quickly develop and bring to market new products based on this foundation. We intend to focus and unify our development efforts on this approach, which we believe offers a competitive time to market advantage to us. In particular, we intend to utilize our AssuredSAN products to continually extend the feature sets of both our entry-level and mid-range solutions and build a comprehensive set of software-based features that offer our customers increased levels of value and differentiation.

•

Quickly adopt new standards. We strive to introduce products that are first to market. For example, in February 2010 we introduced AssuredSAN 3000, the first entry-level storage array with 8Gb Fibre Channel and Fibre Channel / iSCSI interfaces, and continued with 6Gb SAS, 10Gb iSCSI and four port 1Gb iSCSI interface options throughout 2010. We believe our highly modular architecture is a proven platform with flexibility to continue to be first in the industry in many categories. In 2011, we launched the AssuredSAN 3003 series which substantially increased both streaming and random performance. In November 2010, we launched the Dot Hill branded AssuredUVS which is a unified virtual storage solution now selling through reseller channels. In addition, our RAIDCore enterprise RAID stack for Windows and Linux servers allow us to quickly adopt and migrate to next generation Intel and AMD class server architectures due to its highly modular architecture and approach.

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

Our Products

We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers’ needs for easily scalable cost-effective solutions. We currently offer storage systems in Fibre Channel, iSCSI, and SAS host interfaces which include SSD, SAS and SATA drive technologies. We also offer enterprise class RAID software for industry standard Windows and Linux servers, as well as storage management applications, which can manage any one or all of our storage system configurations. In addition, performance-enhancing and DMS software is sold bundled with our storage systems or licensed separately to OEM customers, including AssuredSnap, AssuredCopy, AssuredRemote and RAIDar.

AssuredSAN. Our current product family based on our AssuredSAN architecture provides high-performance and large disk array capacities for a broad variety of environments. Our current mainstream 2000 and 3000 series of entry-level storage products and JBOD arrays are targeted primarily at mainstream enterprise and SMB applications. Our AssuredSAN 5000 Series products have been distinguished by certification as NEBS Level 3 and meets carrier class standards for telecommunications equipment, including storage products. There are three levels of NEBS specifications. The most rugged and reliable equipment is rated carrier-class NEBS Level 3. The NEBS standards mandate a battery of tests designed to simulate the extreme conditions resulting from natural or man-made disasters and cover a range of product requirements for operational continuity. Our AssuredSAN 5000 Series products are also MIL-STD-810F compliant. MIL-STD-810F is a military standard created by the United States Government. It involves a range of tests used to measure the reliability of equipment in extreme conditions, including physical impact, moisture, vibration and high and low temperatures. These standards address system ruggedness and reliability, which are important requirements for end-users, particularly those in these telecommunications and government sectors.

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

Software features available with our AssuredSAN products include the following:

•

AssuredSnap. AssuredSnap is our DMS software that introduces point in time snapshot technology into the AssuredSAN product family. AssuredSnap provides the ability to create point-in-time copies or backups of disk volumes with restoration of data to any captured point in time snapshot. Since AssuredSnap only copies data that has changed to disk it can virtually eliminate backup windows. The AssuredSnap implementation is not only fast, but also reduces the size of snapshots by storing only a single instance of changed blocks. This technology allows IT managers increased backup efficiency and flexibility.

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

•

RAIDar. RAIDar is a web-based interface used for configuring, monitoring, error reporting and running diagnostics for certain of our RAID systems. Our OEM customers have the option of customizing their own user interface with the purchase of a customization tool kit. This tool kit enables our OEM customers to private-label the user interface quickly and cost efficiently. RAIDar 2.0 adds greater end-user ease of use capability in the form of simple configuration wizards.

We expect our next generation technologies will allow us to compete in the mid-tier, or mid-range storage array market, as defined by the International Data Corporation, or IDC. IDC established market segments based on product price ranges to facilitate comparison of entities and products within the industry. Current entry level products from Dot Hill generally sell in the $5,000 to $14,999 price range which IDC defines as “bands 2 and 3.” The mid-range market includes products that sell in the $15,000 to $49,999 range which IDC defines as “bands 4 and 5.” The mid-range market demands additional functionality that usually includes larger capacity storage systems, faster performance, and value-add software features.

Software. We develop application software technologies and products that are complementary to our overall storage solutions. Our software supports widely used open systems platforms, including Linux, Unix and Windows. Currently, our primary standalone software product AssuredVRA is a high-performance, feature rich, host based RAID stack for Windows and Linux based enterprise servers. Our OEM and SI customers typically integrate AssuredVRA as an ingredient of their entry-level Intel or AMD based server products. It has the ability to replace a dedicated hardware RAID adapter in many applications by utilizing the built in disk I/O ports built into modern server hardware. In most instances, AssuredVRA is private labeled and branded with the OEM’s own brand.

Sales and Marketing

Our hardware and software products and services are sold worldwide to facilitate network storage implementations in the entry level and mid-range market segments. Dot Hill branded products are sold primarily through distributors, VARs and resellers while “blackbox” and OEM-customized products are sold primarily through OEMs and federal contractors. Dot Hill utilizes these channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We maintain a sales and marketing organization operating out of our office in Longmont, Colorado, with regional offices in Germany, Japan, the United Kingdom and China as well as several smaller localized field sales offices throughout North America. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.

We support our indirect and OEM channels with a limited set of marketing programs designed to promote our products and technology leadership, attract additional channel partners and generate end-user demand. Our product marketing team focuses on product strategy, product requirements, the new product introduction process, product messaging, demand assessment and competitive analysis. The marketing team also ensures that product development activities, product launches and channel marketing program activities occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development roadmap to meet key customer and channel technology requirements.

OEM Partners

The majority of our products are currently sold through our OEM channel. Our OEM partners currently include, among others, HP, Ericsson, Dell, Motorola, General Dynamics, Lockheed Martin, Tektronix, Samsung, NEC, Stratus, FTS, Nokia Siemens Networks, or Nokia Siemens, Autodesk, Inc., or Autodesk and Concurrent. We believe that our product sales through these market leaders strengthen our credibility in the marketplace, validate our technology and enable us to sell our products to a much broader customer base. OEMs generally resell our products under their own brand name and typically assume responsibility for marketing, sales, service and support. Our OEM relationships allow us to sell into geographic or vertical markets where each OEM has significant presence. Our agreements with our OEM partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partners. In addition to expanding and enhancing our relationships with certain of our OEM customers and other channel partners, we intend to seek additional OEM customers as a part of our overall strategy. Sales to our OEM customers approximated 96.0% of our total net revenue in 2011. We expect sales to our OEM customers to continue to represent the majority of our net revenue in 2012.

HP currently represents our most significant OEM partner. We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. In October 2011, we extended our supply agreement with HP by 5 years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line and continued to drive sales growth with HP in 2012. Sales to HP approximated 51% of our total net revenue in 2009, 57% of our total net revenue in 2010 and 73% of our total net revenue in 2011 with 2011 reflecting discontinuance of our sales to NetApp. We expect sales to HP will continue to represent a substantial portion of our net revenue in 2012, as well as a significant percentage of our total net revenue in 2012.

NetApp was previously a significant OEM partner. In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we currently do not anticipate generating any additional revenue from NetApp. Sales to NetApp approximated 25% of our total net revenue in 2009, 26% of our total net revenue in 2010, and 0% of our total net revenue in 2011.

Oracle (formerly Sun Microsystems) was once a significant OEM partner, however, the products sold to Oracle have reached the end of their lifecycle. As a result, we do not expect to generate significant net revenue from Oracle in future periods. Sales to Oracle approximated 4% of our total net revenue in 2009 and 0% of our total net revenue in 2010 and 2011.

Indirect Channels

Most of our Dot Hill branded products including AssuredSAN and AssuredUVS are sold in conjunction with distributors, resellers, VARs and SIs who work closely with our sales force to sell our products to end-users. Our indirect channel partners resell our products either under the Dot Hill brand or as an unbranded “blackbox” configuration and share responsibility with us for marketing, sales, service and support. We believe indirect channel sales represent an attractive growth opportunity and intend to expand the scope of our indirect channel sales efforts by continuing to actively pursue additional indirect channel partners, both domestically and internationally.

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

We have also taken steps to better align our service and support structure with our indirect sales model, including the following:

•

Collaborated with our OEM partners to provide support and service directly to end-users. For example, HP and other OEMs provide all but the highest level of support and service to their end-user customers.

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

Research and Development

Our research and development team has been focused on developing innovative storage products, storage virtualization software, storage management software, storage management application software for the open systems market along with the development and integration of our storage controller technology into our designed storage systems. One of the most significant of such functions is something we refer to as Dynamic Virtualization. Dynamic Virtualization utilizes pages instead of blocks to more effectively handle data movement within the storage array. It uses fine grain sub LUN tiering with Page size to automatically move data to the optimal tier based on actual use. The most active pages reside on high-performance SSD, while less active pages reside on SAS 10K or 15K drives. Infrequently accessed data migrates to lower-cost, high-capacity Near Line SAS drives. This eliminates the need for storage administrators to plan data layout in the array for optimal performance, and it continually ‘tunes’ the storage data layout to meet the specific application needs. This allows users to deploy cost effective ‘hybrid’ arrays that employ SSDs in the most cost effective way and to maximize overall system performance for mission-critical applications. This technology will form a basis for new products that we hope to introduce in 2012. We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the UNIX environment and the first NEBS Level 3 certified and MIL-STD-810F tested line of storage systems. We were first to market and have patented SimulCache which increases the write performance in a dual controller array. We were first to market and have patented EcoStor into our AssuredSAN products, which eliminate batteries in the storage system, hence decreasing service costs while ensuring permanent data integrity in the event of power failure. We also believe that we were one of the first in the industry to be able to reliably intermix SAS and SATA drives in the same storage system without caveat. This has enabled us to build products that can optimize capacity and performance applications within the same storage array. We recently launched the first external RAID products using both 24 2.5” drives and 12 3.5” drives in a two unit high chassis form factor for the media and entertainment industry where read and write bandwidth is of significant importance. We are focused on continuously developing products that meet changing customer needs and anticipating and proactively responding to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines. We are actively working on next generation technologies in both storage hardware protocols and storage software applications. Our total research and development expenses were $28.1 million in 2009, $31.6 million in 2010 and $35.6 million in 2011.

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

Our research and development activities are directed by individuals with significant expertise and industry experience. We currently have three worldwide technology development centers located in Longmont, Colorado, Minneapolis, Minnesota, and Hyderabad, India. The Minneapolis development center focuses on AssuredVRA development.

Manufacturing and Suppliers

We outsource substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, procurement, quality control, product assurance, assembly and test services from its facilities in China. Foxconn provides final integration services including final assembly, testing and configure-to-order services through facilities in Singapore, Houston, TX, and Longhua, China. The agreement provides for an initial three-year term that is automatically renewed at the end of such three-year term for additional one-year terms unless and until the agreement is terminated by either party. In November, 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for three years. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2011 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2012.

We have also historically outsourced our manufacturing to Flextronics, MiTAC and SYNNEX. We do not expect to outsource much of our manufacturing to Flextronics, SYNNEX or MiTAC in 2012.

Intellectual Property

Our success depends significantly upon our proprietary technology. We have received registered trademark protection for the marks SANnet (R), SANpath (R), SANscape (R), Stratis (R), Dot Hill (R), Dot Hill Systems (R) and the Dot Hill logo. Other trademark registrations are in process. We have attempted to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We have registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees and with key vendors and suppliers.

As of December 31, 2011, we had been awarded a total of 80 United States patents, 4 of which were awarded in 2011. 72 of these patents generally cover RAID controller and SAN-related technology. In addition, as of December 31, 2011 we had 23 filed United States patent applications pending approval. The patents covering our core technologies expire from 2014 to 2040. We are currently exploring opportunities to sell or license some or all of our non-core patents but the likelihood that this will result in significant gains in the future is low. In addition, if we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

We also license certain technology from third parties and pay royalties on products shipped that incorporate such technology.

Competition

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Infortrend, Promise Technology, Inc., or Promise, NEC and NetApp as a result of its acquisition of LSI’s Engenio Division in May 2011. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products.

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

Employees

As of December 31, 2011, we had 322 full-time employees, of whom 178 were engaged in research and development, 47 in sales and marketing, 38 in manufacturing, 39 in general management and administration and 20 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Named Executive Officers and Key Employees of the Registrant

Name	Age	Position	Officer or Key Employee Since
Dana W. Kammersgard(2)	56	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal(2)	51	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	July 2006
James Kuenzel(3)	58	Senior Vice President of Engineering	February 2006
Ernest Hafersat(3)	62	Senior Vice President of Worldwide Manufacturing, Operations and Supply Base Management	March 2008

(1)	In 1999, Artecon and Box Hill merged to form Dot Hill. Artecon was founded in 1984 and Mr. Kammersgard was an officer of Artecon from its inception until the merger, and has been an officer of Dot Hill since that date.

(2)	Named Executive Officers.

(3)	Key employees.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 51% of our net revenue for the year ended December 31, 2009, 57% of our net revenue for the year ended December 31, 2010, and 73% of our net revenue for the year ended 2011. In addition, sales to NetApp accounted for 25% of our net revenue for the year ended December 31, 2009, 26% of our net revenue for the year ended December 31, 2010. We ceased our relationship with NetApp in December of 2010. We expect HP will represent greater than 50% of our overall net revenue and that no other customer will represent greater than 10% of our overall net revenue for the year ended December 31, 2012. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants originally granted to HP in March 2008 to expire concurrently with supply agreement in October 2016. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

In the fourth quarter of 2010, we decided to exit our low margin business with NetApp and amended our agreement with NetApp to allow them to manufacture and sell on a royalty-free basis all of the products we previously manufactured and sold to them beginning on or about December 1, 2010. As a result, we generated no revenue from NetApp in 2011.

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

The impact of flooding in Thailand on the hard disk drive supply chain

Recently, the hard disk drive component supply chain has been significantly disrupted as a result of severe flooding in Thailand. In addition, some disk drive manufacturers and their suppliers have substantial manufacturing facilities in Thailand that have been impacted due to flooding. Hard disk drives are a critical component in our AssuredSAN storage array products and can represent 30-70% of the cost of such products. While around 75% of our revenue typically comes from customers who purchase our AssuredSAN products on a drive-less basis, these customers need to purchase and install qualified hard disk drives to make these products operational. In addition, these customers may also purchase hard disk drives to incorporate into other products that they might sell such as computer servers, which are often sold as bundles with storage arrays. If these customers experience disk shortages, their demand for our AssuredSAN systems could also decline significantly.

Given the severity of the situation and the potential for extensive hard disk drive shortages for us and our customers, we believe the effects on our business and the data storage industry are likely to be substantial and could extend over multiple quarters. We will make every effort to secure and hold inventory of hard disk drives to incorporate into our products. Any purchase of hard drives beyond our immediate requirements will likely result in increased inventory and a use of cash. In addition, to experiencing shortages for our hard disk drive requirements, we could experience severe price increases of hard disk drives, which we may or may not be able to pass on to our customers, and hence could negatively impact our revenues and margins. At this time, we cannot fully assess the impact of the flooding in Thailand to us, our customers or to the broader hard disk drive ecosystem, but it could potentially have a very significant negative impact on our operations and financial results for multiple quarters.

Product recalls, epidemic failures, post-manufacture repairs of our products, liability claims and associated costs could harm our reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on our financial condition.

Our products may contain undetected errors or failures that become epidemic failures which may be discovered after shipment, resulting in a loss of net revenue, an increase in costs to rework or replace failed products, product liability claims, a tarnished reputation, a loss of customers, or a loss or delay in market acceptance of our products, any of which could harm or disrupt our business. Product failures or recalls could be the result of components purchased from our suppliers not meeting the required specifications or containing undetected quality errors and manufacturing defects or from our own design deficiencies.

Even if the errors are detected before shipment, such errors still could result in the halting of production, delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in our loss of customers and goodwill. There can be no assurance that our customers will not assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Significant claims exceeding our expected warranty provisions could distract management’s attention from operating our business and, if successful, result in material claims against us that might not be covered by our insurance.

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between

March and October 2009. Through December 31, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us, and reimbursed us for our out-of-pocket costs which was in effect a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through December 31, 2011. In the second and third quarters of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. Negotiations continued with our customer throughout the fourth quarter of 2011 into the first quarter of 2012. In our judgment, the negotiations have resulted in an increase in our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are recorded gross of any third-party recoveries, if any.

In February 2012 we signed a letter of intent with the supplier that will probably result in additional cash compensation of $1.2 million, a warranty extension on the affected power supply units and incremental product discounts for future product purchases. We recorded a current asset within “Prepaid expenses and other assets” on our consolidated balance sheet of $1.2 million as of December 31, 2011.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of December 31, 2011, we have not assumed or recorded any insurance reimbursement.

To the extent that we are unsuccessful executing the settlement agreements with our customer and our component supplier on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements.

Our acquisition of Cloverleaf, and potential future acquisitions, may not be successfully integrated or produce the results we anticipate.

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. The acquisition and ongoing integration of new businesses into our business may adversely affect our operations or profitability.

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

In addition, the accounting treatment for the Cloverleaf acquisition resulted in significant amortizable intangible assets which, when amortized, negatively affects our consolidated results of operations. As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our goodwill and long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that they were changing their strategy which would result in a significant decline in revenue for the Company. Thus, as of the end of September, we tested the carrying values of Goodwill and Long-Lived Assets. The results were that we impaired the entire goodwill amount of $4.1 million, impaired the entire trade name by $0.1 million, and reduced the carrying value of the software from $4.9 million to $2.1 million.

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 3). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at December 31, 2011, we believe the current valuations are appropriate. However, as a result of our decision in the 2012 fiscal year to shut down our AssuredUVS business, we will assess the recorded long-lived asset valuation for Israel Technology Development Center in the first quarter of 2012.

Our inability to grow and manage our indirect sales channel may significantly impact our ability to increase net revenue, gross margin and operating income.

We have recently expanded our indirect sales model to access end-user markets primarily through our distributors, VARs and resellers and are investing significant monetary and human resources in order to grow this indirect sales channel. If we cannot successfully identify, manage, develop, and generate sufficient net revenue through our indirect sales channel, our business could be harmed. In addition, even if we are able to grow our indirect sales channel, managing the interaction of our OEMs’, distributors’, VARs’ and resellers’ efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each channel method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margin and our profitability.

Recent turmoil in the global economy, credit markets and the financial services industry may negatively impact our net revenue, access to capital, our customers’ access to capital and ability to pay for their purchases in a timely manner, and our suppliers’ access to capital and ability to provide us with goods and timely delivery, or willingness to provide credit terms to us.

The current global economic condition could continue to affect the demand for our products and negatively impact our net revenue and operating profit. We are unable to predict changes in general macroeconomic conditions and when, or if, global IT spending rates will be affected and to what degree they will be impacted. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our net revenue, operating results and financial condition may be adversely affected. In addition, the global economic condition could also adversely impact our customers’, and/or their customers’, ability to finance the purchase of storage systems from us or our suppliers’ ability to provide us with product, any of which may negatively impact our business, financial condition and results of operations.

Our smaller customers may not be as well capitalized as, nor do they have the financial resources of, our larger customers. In addition, sales to all our customers are typically made on credit without collateral. There is a risk that customers will not pay or that payment may be delayed because of their liquidity constraints, or because they are awaiting payment from their customers, or other factors beyond our control which could increase our exposure to losses from bad debts or increase accounts receivable and thus reduce cash.

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

Our manufacturing suppliers provide us with credit terms that have in some cases been negotiated and documented in our manufacturing agreements. The credit terms we receive from these suppliers vary amongst our manufacturing partners but they all provide for adequate credit limits and credit terms. Should any of our manufacturing partners reduce our credit limits or shorten payment terms due to their inability to purchase credit insurance or due to uncertainty regarding our financial position, our cash resources and working capital could be significantly impacted.

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

Furthermore, we are contractually obligated to purchase excess and obsolete material and finished goods from our contract manufacturer if not consumed within 90 days of contract manufacturer’s purchase, which could have a material effect on our financial results.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Infortrend, Promise Technology, Inc., or Promise, NEC and NetApp as a result of its acquisition of LSI’s Engenio Division in May 2011. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products.

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

Pricing pressures could also result when we cannot pass increased material costs onto our customers. For example, if fuel prices were to increase significantly, this could result in higher steel and freight costs which we may not be able to pass onto our customers.

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

In addition, we typically plan our production and inventory levels based on forecast data we receive from our customers and industry information on market demand. While we make every effort to work closely with our customers, forecasting is subject to unpredictable changes in demand and can fluctuate suddenly and substantially. In 2011, we experienced such changes in our customer forecasts. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

Additional factors which could adversely impact gross margin dollars and gross margin percentage include:

•	changes in the mix of products we sell to our customers;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price performance advantages;

•	our inability to reduce production or component costs;

•	entry into new markets or the acquisition of new customers;

•	sales discounts and marketing development funds;

•	increases in material or labor costs;

•	excess inventory resulting from changes in sales forecasts and/or obsolescence, inventory shrinkages and losses and inventory holding charges;

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

Due to our use of third-party manufacturers, our ability to control the timing of shipments could decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or not realized, which could also impact cash flow or result in a decline in our stock price. To the extent we establish a relationship with an alternative manufacturer for our products, we may be able to partially mitigate potential disruptions to our business. We may also suffer manufacturing disruptions as we ramp up manufacturing processes for newly introduced products, which could result in delays in delivery of these products to our customers and adversely affect our results of operations. We also generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we reserve for estimated warranty costs in the period the net revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, or that we have estimated these costs correctly, which could have a material adverse effect on our business, financial condition and results of operations.

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

Demand for disk drives and memory has at times surpassed supply, forcing drive, memory and component suppliers to manage allocation of their inventory. If such a shortage were prolonged, we may be forced to pay higher prices for disk drives, memory or components or may be unable to purchase sufficient quantities of these components to meet our customers’ demand for our storage products in a timely manner or at all.

We may continue to experience losses in the future, and may have difficulty forecasting future operating results, which could result in revenue and earnings volatility, which could cause our stock price to decline.

For the year ended December 31, 2011 we incurred a net loss of $22.0 million. For the year ended December 31, 2010 we incurred a net loss of $13.3 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Our ability to reliably predict net revenue has become more challenging as a result of our 2010 acquisition of Cloverleaf and the termination of our relationship with NetApp. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2012. Consequently, we cannot assure you that we will be profitable in any future period.

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

Furthermore, third parties may assert infringement claims against us, which would require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business. In addition, we enter into indemnification agreements with third parties in the ordinary course of business that generally require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement.

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

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, James Kuenzel, our Senior Vice President of Engineering and Ernest Hafersat, our Senior Vice- President of World-Wide Manufacturing, Operations and Supply Base Management. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. In addition, if any of our additional key engineering, sales and general and administrative employees were to terminate their employment with us, our business could be harmed. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included, among other things, severance and related costs for the reduction of approximately 10% of our workforce, a 10% salary reduction for all employees at or above the Vice President level and a 5% salary reduction for certain other employee groups. As of December 31, 2011, we had restored a limited number of employee salaries for retention purposes, and had restored all employee salaries to their pre-2010 Plan levels by January 31, 2012. The demand for our technical employees is extremely competitive in our market area. If these actions are viewed as not being sufficiently competitive, we may experience higher employee attrition rates, which would require us to locate and hire suitable replacements and could cause our business to be harmed.

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

Due to the global nature of our business, risks inherent in our international operations could have a material adverse effect on our business.

Although a substantial portion of our business is located and conducted in the United States, a significant portion of our operations are located outside of the United States. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenues. A decrease in the value of the U.S. dollar relative to foreign currencies could increase operating expenses in foreign markets. Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the United States. Therefore, as a substantial portion of our sales are from countries outside the United States, fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could adversely impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the United States.

Additional risks inherent in our international business activities generally include, among others, difficulties in managing international operations.

In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the United States and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by our internal policies and procedures, or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, financial condition or results of operations.

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption caused by fire, floods, hurricanes, earthquakes, volcanoes, power loss, power shortages, environmental disasters, telecommunications or business information systems failures, break-ins and similar events, such as the recent flooding in Thailand, could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected.

Our business is subject to increasingly complex corporate governance, public disclosure, and accounting and tax requirements that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC, and NASDAQ have implemented requirements and regulations and continue developing additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

On July 21, 2010, the President signed into law the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, as we continue to implement changes in response to this new law and its associated regulations, we expect to incur additional operating costs that could have a material adverse effect on our financial condition and results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as the changes to revenue recognition standards, the increased use of fair value measures, additional proposed changes to revenue recognition, lease accounting, financial instruments and other accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS), could have a significant effect on our reported financial results or the way we conduct our business. Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue, which may affect our results of operations.

Because new and modified laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We are subject to risks related to the provision of employee health care benefits and recent health care reform legislation.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) was passed and signed into law. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. Our results of operations, financial position and cash flows could be materially adversely affected due to this health reform legislation.

If we are unable to establish fair value for any undelivered element of a sales arrangement, all or a portion of the revenues relating to the arrangement could be deferred to future periods.

In the course of our sales efforts, we may enter into multiple element arrangements that include software and hardware related elements and maintenance. If we are required to change the pricing of our software-related elements through discounting, or otherwise introduce variability in the pricing of such elements, we may be unable to maintain Vendor Specific Objective Evidence of fair value of the undelivered elements of the arrangement, and would therefore be required to delay the recognition of all or a portion of the related arrangement. A delay in the recognition of revenues may cause fluctuations in our financial results and may adversely affect our operating margins. To date, these types of transactions have not been significant, but they will become more significant in the future as we expand our product offerings.

We are exposed to the credit and non-payment risk of our customers, resellers, and distributors, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

Most of our sales to customers are on an open credit basis, with typical payment terms between net 30 and net 45 days. While we monitor individual customer payment capability in granting such open credit arrangements, and seek to limit such open credit to amounts we believe are reasonable, we may experience losses due to a customer’s inability to pay.

In the past, there have been bankruptcies by our customers to whom we had extended open credit, causing us to incur bad debt charges. We may be subject to similar losses in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the recent turmoil in the credit markets makes it more difficult for customers to obtain open credit or financing, those customers’ ability to purchase our products could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

We make significant investments in research and development to improve our technology and develop new technologies, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.

Over the past several years, our business strategy has been to derive a competitive advantage by moving from being a follower of new technologies to being a leader in the innovation and development of new technologies. This strategy requires us to make significant investments in research and development and, in attempting to remain competitive, we may increase our capital expenditures and expenses above our historical run-rate model. There can be no assurance that these investments will result in viable technologies or products, or if these investments do result in viable technologies or products, that they will be profitable or accepted by the market. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.

Violation of applicable laws, including labor or environmental laws, and certain other practices by our suppliers could harm our business.

We expect our suppliers to operate in compliance with applicable laws and regulations, including labor and environmental laws, and to otherwise meet our required supplier standards of conduct. While our internal operating guidelines promote ethical business practices, we do not control our suppliers or their labor or environmental practices. The violation of labor, environmental or other laws by any of our suppliers, or divergence of a supplier’s business practices from those generally accepted as ethical in the United States, could harm our business by:

•	interrupting or otherwise disrupting the shipment of our product components;

•	damaging our reputation;

•	forcing us to find alternate component sources;

•	reducing demand for our products (for example, through a consumer boycott); or

•	exposing us to potential liability for our supplier’s wrongdoings.

We are vulnerable to system failures or attacks, which could harm our business.

We are heavily dependent on our technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our business, which could harm our reputation and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters currently occupy approximately 58,000 square feet that includes office and laboratory space located in Longmont, Colorado. This facility includes administration, research and development, sales and marketing and operations functions. The expiration date of the lease is January 2013.

We lease approximately 7,300 square feet of office space located in Plymouth, Minnesota, under a lease that expires October 2012. We use this office space as a research and development facility for our AssuredVRA software.

In addition, we lease other international office space in Israel, Germany, Japan, China, Singapore and the United Kingdom primarily for research and development and sales and marketing functions.

We also lease approximately 58,500 square feet in Carlsbad, California, under a lease that expires in April 2013, although we were not utilizing any portion of this facility as of December 31, 2011. For additional information regarding this facility, see Note 6 of the Notes to Consolidated Financial Statements.

Our existing leased facilities are appropriate for our current needs, although additional office space may be needed in the Longmont, Colorado location in the near future. We do not own any real estate.

We have two business segments: Storage Systems and Standalone Storage Software. The Storage Systems segment primarily uses our Longmont, Colorado facility as well as our international office space, with the exception of Israel. The Standalone Storage Software segment primarily uses our Plymouth, Minnesota and Israel facilities.

Item 3.	Legal Proceedings

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes the outcome of such litigation and claims could have a material adverse impact on our financial statements. Historically the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently included for quotation on the Nasdaq Global Market and is currently traded under the symbol “HILL.”

The following table sets forth for the periods indicated the per share range of the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	Low	High
Year Ended December 31, 2010
First Quarter	1.37	2.15
Second Quarter	1.07	1.90
Third Quarter	1.01	1.71
Fourth Quarter	1.39	2.10

Year Ended December 31, 2011
First Quarter	1.72	3.86
Second Quarter	2.49	3.37
Third Quarter	1.45	3.18
Fourth Quarter	1.19	1.96

On February 29, 2012 the last reported sale price for our common stock on the Nasdaq Global Market was $1.40 per share. As of February 29, 2012 there were 57,866,406 shares of our common stock outstanding held by approximately 103 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this annual report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the Nasdaq Composite Index and the Nasdaq Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2006 and its relative performance is tracked through December 31, 2011.

Item 6.	Selected Financial Data

We derived the selected consolidated financial data presented below from our audited consolidated financial statements for the years ended December 31, 2009, 2010 and 2011, which are included elsewhere in this annual report on Form 10-K. Statement of operations data for the years ended December 31, 2007 and 2008 and balance sheet data as of December 31, 2007, 2008 and 2009 have been derived from our audited consolidated financial statements not included herein. All data are in thousands except per share data. You should read the selected consolidated financial data together with our consolidated financial statements and related disclosures thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	2007	2008	2009	2010(5)	2011
Statement of Operations Data:
Net revenue	$207,095	$272,879	$234,383	$252,494	$197,461
Cost of goods sold(6)	180,662	242,491	196,556	209,664	155,828

Gross profit	26,433	30,388	37,827	42,830	41,633

Operating expenses:
Research and development	22,564	28,709	28,120	31,578	35,551
Sales and marketing	15,939	13,878	10,970	12,164	13,876
General and administrative	12,606	12,779	10,139	9,928	9,268
Restructuring charge(3)	—	813	2,430	2,196	668
Legal settlement	—	(4,036)	—	—	—
Goodwill and long-lived asset impairment charge(1)(4)(6)	40,725	5,432	—	—	4,140

Operating loss	(65,401)	(27,187)	(13,832)	(13,036)	(21,870)
Other income (loss), net	4,996	1,612	167	(2)	(25)
Income tax (benefit) expense	(177)	190	(40)	213	129

Net income (loss)	$(60,228)	$(25,765)	$(13,625)	$(13,251)	$(22,024)

Net income (loss) attributable to common stockholders	$(60,228)	$(25,765)	$(13,625)	$(13,251)	$(22,024)

Net income (loss) per share:
Basic and diluted(2)	$(1.32)	$(0.56)	$(0.29)	$(0.25)	$(0.40)

Weighted average shares outstanding:
Basic and diluted	45,534	46,136	47,094	53,015	54,908

	2007	2008	2009	2010(5)	2011
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$82,358	$56,850	$57,574	$45,732	$46,168
Working capital	88,418	75,261	62,010	49,879	41,387
Total assets	139,927	123,897	108,280	107,502	98,879
Total long-term debt	—	607	346	71	—
Total stockholders’ equity	96,429	76,652	66,351	64,378	48,702

(1)	During the fourth quarter of 2007 the market value of our common stock substantially declined. As a result of this decline we determined that the goodwill related to our SANnet reporting unit was impaired and recognized an impairment charge to goodwill of $40.7 million.

(2)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share.

(3)	See Note 6 of Notes to Consolidated Financial Statements for an explanation of our restructuring charges.

(4)	During the fourth quarter of 2008, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and $1.0 million of intangible assets. See further discussion of our long-lived asset impairment in Note 1 of Notes to Consolidated Financial Statements.

(5)	On January 26, 2010, we acquired 100% of the voting equity interests of Cloverleaf in exchange for (i) $0.7 million of cash, (ii) 4,758,530 shares of Dot Hill common stock valued at $8.1 million, or $1.71 per share, (iii) $1.8 million of specified assumed outstanding liabilities of Cloverleaf at the acquisition date, and (iv) 327,977 shares of restricted common stock that were issued to the employees of Cloverleaf who became employees of Dot Hill on the acquisition date pursuant to Dot Hill’s 2009 Equity Incentive Plan. See further discussion of our acquisition of Cloverleaf in Note 3 of Notes to Consolidated Financial Statements.

(6)	During September, 2011, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $4.1 million of impaired goodwill, $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name, all related to our acquisition of Cloverleaf, Inc. As of December 31, 2011, the goodwill impairment charge was recorded as an Operating Expense, whereas the long-lived asset impairment charge was recorded as a component of cost of goods sold. See further discussion of our long-lived asset impairment in Note 1 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and market a range of software and hardware storage systems for the entry and mid-range storage markets. Beginning in the second half of 2009, we began placing more emphasis on selling higher gross margin products which includes software, appliance products, and hardware products through indirect sales channels. We have two operating segments, which include storage systems and standalone storage software.

Typical customers for our storage systems operating segment, which includes our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Our AssuredSAN 5000 Series products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSAN 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, Fibre Channel, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.

Our standalone storage software operating segment in 2010 and 2011 consisted of our AssuredUVS and AssuredVRA product lines.

Our AssuredUVS product line, formerly known as the intelligent storage networking system, or iSN TM, is based on the technology we acquired in January 2010 from Cloverleaf Communications, Inc., or Cloverleaf, a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. Such technology was marketed as standalone host based software and also included appliance products consisting of a standard off-the-shelf x86 server combined with the proprietary software that delivers the unified virtual storage feature set. Our storage arrays are also available bundled with this appliance. Sales of AssuredUVS products were not significant in 2011. On February 2, 2012 we decided to re-align our software investments to focus on accelerating the development of software that will be embedded in our AssuredSAN product line to better enable us to launch a set of mid-range storage products in 2012, provide more differentiated entry level products over time and help position us to win new OEM and Channel customers that may be looking for new or alternative suppliers resulting from industry consolidation. Since we do not expect to utilize the Cloverleaf based software in these mid-range product offerings, we have decided to discontinue our investment and development efforts in the Cloverleaf based products. We recently began to market the Cloverleaf asset to prospective acquirers and while there have been indications of interest, there is no assurance we will find a suitable buyer on a timely basis. We have determined that the ongoing cash investment in this operation could outweigh the potential consideration from the sale of this business, and thus, we plan to substantially close down our Israeli software development group by March 31, 2012. Consequently, we do not expect sales of AssuredUVS to represent a significant percentage of our total net revenue in the future.

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2010 and 2011 and we do not expect sales of our AssuredVRA products to increase, in 2012 we do not expect such sales to represent a significant percentage of our future net revenue.

We decided to expand our routes to market beyond our focus on original equipment manufacturers, or OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and resellers. We continued to expand our channel program in 2011 and believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2011. We expect sales to our channel partners of our AssuredSAN products will increase in 2012.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our storage system operating segment OEM partners currently include, among others, Hewlett-Packard, or HP, Sony Ericsson, or Ericsson, Motorola, Inc., or Motorola, General Dynamics Government Systems Corporation, or General Dynamics, Lockheed Martin Corporation, or Lockheed Martin, NEC Corporation, or NEC, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Stratus Technologies, or Stratus, Fujitsu Technology Solutions GmbH, or FTS, and Concurrent Computer Corporation, or Concurrent. Our standalone storage software operating segment OEM partners currently include, among others, Dell Inc., or

Dell. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations. See Note 14 of the Notes to Consolidated Financial Statements for information regarding our operating segments and a breakout of our net revenue by geographical regions.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by 5 years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with supply agreement in October 2016. Net revenue from HP approximated 73% of our total net revenue in 2011. We expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2012.

We expect to generate additional revenue from our indirect channel sales and from sales of our AssuredUVS and AssuredVRA products as well as new and potential new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed. Sales to NetApp approximated 25% of our total net revenue in 2009, 26% of our total net revenue in 2010 and 0% of our total net revenue in 2011, all of which was attributable to our storage systems operating segment.

In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM schedules and milestones;

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

For these and other reasons, our net revenue and results of operations in 2011 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011 we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2010 and 2011 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2012.

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

On February 2, 2012, our Board of Directors approved the implementation of a restructuring and cost reduction plan, or the 2012 Plan, that will include severance and related costs, contractual obligations, administrative costs and long-lived asset impairments associated with the closure of our Israel Technology Development Center totaling $4.7 to $5.9 million. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. The majority of the activities comprising the 2012 Plan are expected to be completed by the end of 2012. We expect to record severance costs in the range of $1.2 to $1.4 million, record contractual obligations in the range of $1.2 to $1.5 million, incur legal and other administrative costs in the range of $0.2 to $0.4 million and recognize long-lived asset impairments of approximately $2.1 to $2.6 million in connection with the 2012 Plan.

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

Software

In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all unspecified software updates and enhancements related to our products through service contracts. We have established vendor specific objective evidence, or VSOE, for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis.

Service

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

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE generally exists only when we sell the deliverable separately and represents the actual price charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a standalone basis.

From time to time, we enter into arrangements with customers that include acceptance criteria. In such instances, we defer all revenue on the arrangement until customer acceptance is obtained or the acceptance clause lapses.

Revenue Recognition for Sales to Channel Partners

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

Deferred Revenue

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

Valuation of Goodwill

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our ITC reporting unit, which develops our AssuredUVS software, is a component of the Standalone Storage Software reporting segment identified in the notes to our consolidated financial statements. During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that they were changing their strategy which would result in a significant decline in our revenue, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. The assumptions and forecasts used were consistent with those used to evaluate certain of our long-lived assets for impairment at September 30, 2011 (see below). It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment charge to goodwill of $4.1 million for the quarter ended September 30, 2011. No additional goodwill remains on the balance sheet of the Company as of December 31, 2011.

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

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that use of the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consist of the intangible assets associated with our acquisition of certain identified Cloverleaf assets acquired in January 2010 with a carrying value of $5.0 million and property and equipment of $1.2 million.

Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment comprise mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, has been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value. It is depreciated over a 3 – 5 year estimated useful life.

Intangible assets consist primarily of acquired software of $4.9 million and a trade name of $0.1 million. We determined the fair value of the acquired software by estimating the replacement cost of the software, taking into account both the software as acquired and subsequent development work, as well as the business alternatives we were considering and the corresponding value of the software in these alternative approaches. We estimated the value of the software based on the probabilities of each of the business alternatives. We determined the fair value of the trade name using an income approach and considered the fact that the software’s trade name at the time of acquisition was no longer being used. All estimates were based on management using appropriate assumptions and projections.

Our impairment analysis at September 30, 2011 identified $2.9 million of impaired long-lived assets, consisting entirely of intangible assets recognized as part of the Cloverleaf acquisition in 2010. Long-lived asset impairment charges are recorded consistent with our treatment of related amortization expense specific to each acquired intangible assets. We recorded $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name as a component of cost of goods sold for the twelve months ended December 31, 2011. We are evaluating numerous alternatives to monetize the software asset including developing an appliance based on industry standard servers, developing storage bundles with our AssuredSAN products, developing and porting the software to be based on open source code such as Linux, integrating some of the AssuredUVS features into some of our AssuredSAN products and making substantial changes to the AssuredUVS operations.

In February 2012, the Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center. We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at December 31, 2011, we believe the current valuations are appropriate. However, as a result of our decision in the 2012 fiscal year to shut down our AssuredUVS business, we will assess the recorded long-lived asset valuation for Israel Technology Development Center in the first quarter of 2012.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not add due to rounding):

	Years Ended December 31,
	2009	2010	2011
Net revenue	100.0%	100%	100.0%
Cost of goods sold	83.9	83.0	78.9

Gross profit	16.1	17.0	21.1

Operating expenses:
Research and development	12.0	12.5	18.0
Sales and marketing	4.7	4.8	7.0
General and administrative	4.3	3.9	4.7
Restructuring charge	1.0	0.9	0.3
Goodwill and long-lived asset impairment charge	—	—	2.1

Total operating expenses	22.0	22.1	32.1

Operating loss	(5.9)	(5.2)	(11.0)
Other income, net	0.1	0.0	0.0

Loss before income taxes	(5.8)	(5.2)	(11.0)

Income tax expense (benefit)	0.0	0.1	0.1

Net loss	(5.8)%	(5.2)%	(11.1)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2011

Net Revenue

	2010	2011	(Decrease)	% Change
	(in thousands, except percentages)
Net revenue	$252,494	$197,461	$(55,033)	(21.8)%

The decrease in net revenue for the year ended December 31, 2011 to $197.5 million from $252.5 million for the year ended December 31, 2010, was primarily due to the decision in the fourth quarter of 2010 to exit our low margin business with NetApp. Sales to NetApp totaled $65.6 million for the year ended December 31, 2010 and totaled $0 for the year ended December 31, 2011. A portion of the lost NetApp sales were replaced by sales to OEM partners other than HP which grew to $44.8 million for the year ended December 31, 2011 from $36.7 million for the year ended December 31, 2010. Without NetApp sales in 2010, our net revenue would have increased 6% in 2011 over 2010.

Sales to HP remained flat year-over-year totaling $144.9 million for the year ended December 31, 2011 and $144.7 million for the year ended December 31, 2010 due largely to the shortage of hard disk drives in the fourth quarter of 2011 as well as HP inventory optimization initiatives. Sales to HP are due to the successful launch and market acceptance of the HP MSA 2000 products, which includes our Series 2000 products and the launch by HP of its third generation product line, now called the P2000 product line, in February 2010, which includes our Series 3000 products. Although our Series 2000 products are in the decline phase of the product life cycle, demand for these products continues to be significant. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products have increased significantly during each quarter of 2010 and remained consistent throughout 2011. We expect sales to HP to continue to represent a substantial portion of our net revenue in 2012.

Cost of Goods Sold and Gross Profit

	2010	% of Net Revenue	2011	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Cost of goods sold	$209,664	83.0%	$155,828	78.9%	$(53,836)	(25.7)%
Gross profit	$42,830	17.0%	$41,633	21.1%	$(1,197)	(2.8)%

Cost of goods sold decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of the decrease in sales. Cost of goods sold as a percentage of revenue decreased from 83.0% for the year-ended December 31, 2010 to 78.9% for the year-ended December 31, 2011.

Gross profit margin for the year ended December 31, 2011 was 21.1% compared to 17.0% for the year ended December 31, 2010. The increase in gross profit margin was primarily due to exiting the low-margin NetApp business, the growth in Channel and non-HP OEM sales, internal cost reduction initiatives and decreases in manufacturing support costs and manufacturing variances. These decreases were partially offset by the cost of goods sold associated with the increase in sales to other OEM customers and the recognition of impairment charges relating to certain of our long-lived assets held at our ITC reporting unit.

Partially offsetting the increase in gross profit margin were higher warranty related expenses of $5.6 million for the year ended December 31, 2011 compared to the same period in 2010. Warranty related expenses increased primarily as a result of quality issues associated with certain power supply devices provided by one of our component suppliers that required us to make substantial repairs and provide replacement parts. .

Our gross profit margin is typically sensitive to product and customer mix changes. For example, our gross profit margin on sales of the products we sell to HP is higher than the gross profit margin on the products we previously sold to NetApp. In addition, sales of our software products and services typically have a much higher gross profit margin than that of our hardware products. Also, sales to our channel customers typically have a higher gross profit margin than sales to our Tier 1 OEM customers. For the year ended December 31, 2011, we generated a higher percentage of our net revenue from our channel customers, non-HP OEM’s and from sales of software and services, which had a favorable impact on our gross profit margin. We expect that our cost of sales will decrease and our gross profit margin will increase in 2012 as a result of expected increases in sales from our channel customers and from sales of services. We also expect that the mix of products we sell, in particular, the products we sell to HP, will continue to affect, and likely increase, our cost of goods sold and gross profit margin.

Research and Development Expenses

	2010	% of Net Revenue	2011	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Research and development expenses	$31,578	12.5%	$35,551	18.0%	$3,973	12.6%

Research and development expense increased $4.0 million to $35.6 million for the year ended December 31, 2011 compared to $31.6 million for the year ended December 31, 2010. This increase was primarily due to a net increase in salaries and payroll related expenses of $1.3 million, a net increase in stock compensation expenses of $1.2, an increase in engineering materials of $0.5, a net increase in depreciation expense of $0.5 million, an increase in consulting costs of $0.3 million and an increase in software and maintenance charges of $0.2 million.

The increase in salary and payroll related expenses is primarily a result of the additional employees engaged in research and development activities associated with the development of next generation entry level products and a mid-range product line, as well as additional investments in our AssuredUVS business. The increase in stock compensation expenses is due to a large portion of stock awards vesting in early 2011 when the stock price was elevated compared with the prior year. The increase in engineering materials is largely the result of the timing of our engineering material purchases in conjunction with the release of our next generation of products anticipated for 2012. Consulting costs increased largely as a result of certain engineering functions being performed by consultants in India and an increase in the use of domestic engineering consultants to assist with certain strategic development projects. The increase in depreciation expense was primarily the result of the additional equipment acquired in the Cloverleaf acquisition and also due to additional capital expenditures for our Longmont engineering labs.

	2010	% of Net Revenue	2011	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Sales and marketing expenses	$12,164	4.8%	$13,876	7.0%	$1,712	14.1%

Sales and marketing expense increased $1.7 million to $13.9 million for the year ended December 31, 2011 compared to $12.2 million for the year ended December 31, 2010. This increase was primarily due to an increase in commissions and bonuses of $0.6 million, a net increase in stock compensation expenses of $0.2 million, a net increase in salaries and payroll-related expenses of $0.3 million, an increase in bank fees of $0.3 million, an increase in travel expenses of $0.2 million, and other miscellaneous net increases of $0.4 million. These increases were partially offset by a decrease in customer-related evaluation product expenses of $0.3 million.

The increase in commissions and bonuses is due to better performance against sales goals. The net increase in stock compensation expenses is due to a new stock bonus plan in 2011 and an overall increase in awards. The net increase in salary and payroll related expenses is primarily a result of additional employees engaged in sales and marketing activities as a result of an increase in the number of sales territories we support and the continued expansion of our channel program. The increase in travel expenses was primarily the result of an increase in sales team employees and customer visits. The increase in bank fees is for credit card merchant fees assessed for one customer that pays by credit card. The decrease in customer-related evaluation product expenses is due to new product releases in 2010, including those products acquired in the Cloverleaf acquisition which were less significant in 2011.

General and Administrative Expenses

	2010	% of Net Revenue	2011	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
General and administrative expenses	$9,928	3.9%	$9,268	4.7%	$(660)	(6.6)%

General and administrative expenses decreased $0.7 million to $9.3 million for the year ended December 31, 2011 compared to $9.9 million for the year ended December 31, 2010. This decrease was primarily attributable to a decrease in salary and payroll related expenses of $0.5 million, a reduction in consulting fees of $0.5 million, a net reduction in car lease and other miscellaneous expenses of $0.4 million and a reduction in accounting, legal and advisory fees of $0.2 million. These decreases were partially offset by an increase in stock compensation related expenses of $0.7 million and an increase in bad debt expenses of $0.2 million.

The change in accounting, legal and advisory fees was primarily the result of negotiating lower fees with our service providers. The reduction in salary and payroll related expenses primarily was attributable to a reduction in salaries mandated by executive management that were in effect for part of 2010 and for all of 2011. Consulting fees were elevated in 2010 compared with 2011 as the company made the conscious decision in 2010 to hire temporary labor instead of full-time employees anticipating the move from Carlsbad, California to Longmont, Colorado.

Restructuring

	2010	% of Net Revenue	2011	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Restructuring	$2,196	0.9%	$668	0.3%	$(1,528)	(69.6)%

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

The $0.7 million restructuring expense for the year ended December 31, 2011 is primarily related to management’s determination that sublease rental income anticipated on the Carlsbad, California facility would not materialize, and the associated write-off of that expected rental income.

See Note 6 of Notes to Consolidated Financial Statements for more details regarding our restructuring activities.

Goodwill impairment charge

	2010		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentages)
Goodwill impairment charge	$—	—%	$4,140	2.1%	$4,140	100%

A decline in our ITC reporting unit’s AssuredUVS customer base resulted in a significant decline in actual and planned earnings and we determined it was “more-likely-than-not” that the ITC reporting unit was worth less than its carrying value. As a result we tested goodwill related to our ITC reporting unit for impairment as of September 30, 2011, and determined that the carrying value of goodwill was impaired. We performed the second step of the goodwill impairment test to measure the amount of the impairment resulting in the recognition of an impairment to goodwill of $4.1 million for the year-ended December 31, 2011.

Other Income, net

	2010	% of Net Revenue	2011	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other income/(expense), net	$(2)	0.0%	$(25)	0.0%	$(23)	1,150%

The decrease in other income, net for the year ended December 31, 2011 is primarily attributable to an increase in interest expense related to the amortization of financing fees for amending our credit agreement with Silicon Valley Bank in February, 2011.

Income Taxes

We recorded an income tax provision of $0.1 million for the year ended December 31, 2011 and an income tax provision of $0.2 million for the year ended December 31, 2010. The provision for income taxes in both years primarily represents state, local and foreign taxes.

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

We expect to generate additional revenue from our indirect channel sales as well as new and potential new OEM customers to replace the revenue, and more importantly, the gross profit lost as a result of amending our agreement with NetApp. However, if we are unable to generate sufficient gross profit from these sources to largely replace the gross profit previously associated with NetApp, our financial results could be harmed.

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

Cost of goods sold increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of an increase in sales. Cost of goods sold as a percentage of revenue decreased from 83.9% for the year-ended December 31, 2009 to 83.0% for the year-ended December 31, 2010.

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

Our gross profit margin is typically sensitive to product and customer mix changes. For example, our gross profit margin on sales of the products we sell to HP is higher than the gross profit margin on the products we previously sold to NetApp. Conversely, the gross profit margin on sales of the products we previously sold to Oracle is higher than that of the products we currently sell to HP. In addition, sales of our software products and services typically have a much higher gross profit margin than that of our hardware products. Also, sales to our channel customers and non-HP OEM customers typically have a higher gross profit margin than sales to HP. For the year ended December 31, 2010, we generated a lower percentage of our net revenue from Oracle, which had an unfavorable impact on our gross profit margin. However, we generated a higher percentage of our net revenue from our channel customers and from sales of software and services, which had a favorable impact on our gross profit margin. We expected that our cost of sales will decrease and our gross profit margin will increase in 2011 as a result of exiting our relationship with NetApp and as a result of expected increases in sales from our channel customers and from sales of software and services. We also expected that the mix of products we sell, in particular, the products we sell to HP, will continue to affect our cost of goods sold and gross profit margin.

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

The change in foreign currency gains and losses were primarily the result of changes in the value of the Euro and British pound in relation to the United States dollar. The reduction in legal fees was primarily the result of lower fees associated with litigation matters as certain claims against us were dismissed in the first quarter of 2010. The reduction in Sarbanes-Oxley fees were primarily the result of negotiating lower fees with our service provider. Board of director fees decreased as a result of a reduction in the number of members of our Board of Directors.

Salaries and payroll related expenses and travel expenses increased primarily as a result of our transition of certain of our administrative functions to Longmont, Colorado from Carlsbad, California in 2010, including the costs of duplicative personnel.

Restructuring Charge

	2009	% of Net Revenue	2010	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Restructuring Charge	$2,430	1.0%	$2,196	0.9%	$(234)	(9.6)%

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

See Note 6 of Notes to Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income

	2009	% of Net Revenue	2010	% of Net Revenue	(Decrease)	% Change
	(in thousands, except percentages)
Other Income, net	$167	0.1%	$(2)	0.0%	$(169)	(101.2)%

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

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are the cash portion of our net losses, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers, in particular large OEM customers, delay their payments or if we grant them extended payment terms.

As of December 31, 2011, we had $46.2 million of cash and cash equivalents and $41.4 million of working capital compared to $45.7 million of cash and cash equivalents and $49.9 million of working capital as of December 31, 2010. Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds. In addition, we had $0.1 million in short-term debt at December 31, 2011, consisting of a note payable issued in connection with the acquisition of certain intangible assets from Ciprico.

As of December 31, 2011, $5.9 million of the $46.2 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $2.2 million compared to $9.1 million of cash used in operating activities for the year ended December 31, 2010. The operating activities that affected cash consisted primarily of a net loss which totaled $22.0 million for the year ended December 31, 2011 compared to $13.3 million for the year ended December 31, 2010. The increase in our net loss was significantly attributable to asset impairment charges totaling $7.1 million taken in 2011.

The adjustments to reconcile net loss to net cash used in operating activities for the year ended December 31, 2011 that did not affect cash consisted of depreciation and amortization of $4.8 million, stock-based compensation expense of $5.4 million, goodwill and long-lived asset impairment charges of $7.1 million, issuance of warrants of $1.0 million and a bad debt charge of $0.2 million. Cash flows from operations reflects the positive impact of $3.3 million related to a decrease in accounts receivable, which was primarily due to a decrease in net revenue in 2011. However, this was offset somewhat by an increase in our days sales outstanding which increased to 62 days for the three-months ended December 31, 2011 compared with 49 days for the three months ended December 31, 2010 primarily due to the timing of intra-quarter sales. Cash flows from operations also reflects the positive impact of $2.1 million related to an overall decrease in inventories at December 31, 2011, as a larger portion of our inventory in 2011 was purchased directly from vendors by our contract manufacturers as opposed to in 2010 where we more often acted as a middleman in these transactions.

An additional source of cash flows from operations is $6.2 million related to an increase in accrued compensation and other expenses which was the result of a $5.5 million increase in contingent liabilities related to the recognition of potential payouts on the issue of the power supply failures, an increase of $0.8 million in accrued management bonuses as a result of management attaining certain bonus criteria, a $0.3 increase in accrued commissions and bonuses as a result of the sales force attaining certain of its goals, and an offsetting $0.4 net decrease in miscellaneous accrued accounts. Cash flows from operations include uses of cash of $4.3 million related to an increase in prepaid expenses and other assets due to $1.2 million of asset recovery, the timing of other receivables from our contract manufacturing partners for component parts we buy and ship to them and also due to the timing of payments for various miscellaneous receivables. In addition, cash flows from operations include uses of cash of $0.6 million of other long-term liabilities primarily related to payments of deferred rent, $0.5 million of deferred revenues and $0.3 million in restructuring payments.

Investing Activities

Cash used in investing activities for the year ended December 31, 2011 was approximately $2.5 million compared to $2.1 million for the year ended December 31, 2010. Cash used in investing activities for the year ended December 31, 2011 was due primarily to the continuous expansion of our laboratories associated with the development of new products.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2011 was $0.6 million compared to cash used in financing activities of $0.7 million for the year ended December 31, 2010. Cash provided by financing activities for the year ended December 31, 2011 is attributable to $1.0 million of proceeds from the sale of stock to employees under our employee stock plans, offset by $0.4 million for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook for 2012, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.

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

During the third and fourth quarters of 2011 and into the first quarter of 2012, we entered negotiations for a settlement with a material customer. Based on our current expectation of how any such additional product quality claims will ultimately be settled, we believe that we will probably incur a liability of $5.5 million. Consequently, we recorded an additional liability of $2.7 million on our consolidated balance sheet as of December 31, 2011 to increase this liability to $5.5 million. In addition we have agreed to extend the original three year warranty on the affected power supplies to six years.

In addition, we entered into negotiations with our component supplier during the third and fourth quarters of 2011 and into the first quarter of 2012, to attempt to recover any losses not previously reimbursed relating to the failed power supply units. In February 2012, we signed a non-binding letter of intent with our component supplier whereby we expect to receive $0.6 million upon signing of the final settlement agreement and a $0.6 million note receivable to be paid out in four, equal installments commencing three months after signing the final settlement agreement, regardless of future purchases from this supplier. In addition, this supplier will extend the warranty on the impacted power supplies from three years to six years and we will be eligible to receive incremental product discounts which are not reasonably estimable. We have increased the previously recorded current asset of $0.5 million within “Prepaid expenses and other assets” to $1.2 million as of December 31, 2011.

Furthermore, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time it is not possible to estimate to what extent, if any, will be covered by our carrier. As of December 31, 2011, we have not assumed or recorded any insurance reimbursement.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013, revises the definition of eligible accounts receivable to be less restrictive and also revises the definition of net worth to add stock-based compensation expense, goodwill and long-lived asset impairment charges, subject to certain limitations. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of December 31, 2010 we had an outstanding letter of credit issued to our contract manufacturer in China in the amount of $5.0 million. As of December 31, 2011, we are no longer required to carry this letter of credit.

As of December 31, 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands).

Contractual Obligations	Total	2012	2013	2014	Thereafter
Operating lease obligations	$2,861	$2,196	$665	$—	$—
Inventory related purchase obligations	18,487	18,487	—	—	—
Other purchase obligations	1,654	1,654	—	—	—
Note payable	71	71	—	—	—

Total	$23,073	$22,408	$665	$—	$—

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

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

We enter into indemnification agreements with third parties in the ordinary course of business that generally require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. The ASU requires companies to report comprehensive income, including items of other comprehensive income, for all periods presented in a single continuous financial statement in the Consolidated Statements of Operations or split between the Consolidated Statements of Operations and a separate Consolidated Statements of Other Comprehensive Income. The ASU is effective for our first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements. In addition, in December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our December 31, 2011 balance sheet.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of December 31, 2011, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the year ended December 31, 2011 were the Euro, British Pound, Japanese Yen and the Israeli New Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred 0.3 million in foreign currency transaction gains during the year ended December 31, 2011, primarily resulting from the remeasurement process of certain of our European subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our operating results. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $4.2 million.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dot Hill Systems Corp. and subsidiaries

Longmont, Colorado

We have audited the internal control over financial reporting of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Denver, Colorado

March 15, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2012 annual meeting of stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this annual report on Form 10-K under the heading “Named Executive Officers and Key Employees of the Registrant.”

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2012 annual meeting of stockholders under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2012 annual meeting of stockholders is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2011.

Stock Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
2000 EIP	4,253,299	$4.19	—
2009 EIP	2,600,742	$2.20	6,931,498
2000 ESPP	Not Applicable	Not Applicable	2,542,630
2000 NEDSOP	460,000	$2.81	433,124

Total	7,314,041	$3.39	9,907,252

All of our equity compensation plans have been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2012 annual meeting of stockholders under the headings “Election of Director(s),” “Transactions with Related Persons” and “Policies and Procedures with Respect to Related Party Transactions.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2012 annual meeting of stockholders under the heading “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a) The following documents are filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2010 and 2011, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2009, 2010 and 2011, together with notes thereto included elsewhere in this annual report on Form 10-K are incorporated herein by reference.

(2) All other schedules have been omitted from this annual report on Form 10-K because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders’ Representative.(1)

2.2	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc.(2)

2.3	Agreement and Plan of Merger and Reorganization dated as of January 4, 2010, among Dot Hill Systems Corp., Telluride Acquisition Sub, Inc., Cloverleaf Communications Inc., Cloverleaf Communications (Israel) Ltd., Cloverleaf Communications Corporation (BVI) and E. Shalev Management 2000 (1999) Ltd.(8)

3.1	Certificate of Incorporation of Dot Hill Systems Corp.(3)

3.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)

4.1	Certificate of Incorporation Dot Hill Systems Corp.(3)

4.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)

4.3	Form of Common Stock Certificate.(5)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(6)

4.5	Form of Rights Certificate.(6)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008.(9)

10.1	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(6)

10.2	2000 Amended and Restated Equity Incentive Plan.(10)†

10.3	2009 Equity Incentive Plan.(11)†

10.4	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(10)†

10.5	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(10)†

Exhibit Number	Description
10.6	Amended and Restated 2000 Employee Stock Purchase Plan.(11)†

10.7	Amended and Restated 2000 Non-Employee Directors’ Stock Option Plan.(12)†

10.8	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors’ Stock Option Plan.(13)†

10.9	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Dana Kammersgard, effective as of December 18, 2008.(14)†

10.10	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Hanif I. Jamal, effective as of March 16, 2009.(32)†

10.11	Description of 2008 Executive Compensation Plan.(15)†

10.12	Description of Amended and Restated Policy for Director Compensation.(16)†

10.13	Form of Indemnity Agreement.(17)

10.14	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(18)

10.15	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(19)

10.16	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(20)

10.17	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(21)*

10.18	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(22)*

10.19	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(23)*

10.20	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(23)*

10.21	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.(24)*

10.22	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(2)*

10.23	Amended and Restated Technology License Agreement, dated as of October 29, 2010 among NetApp, Inc., NetApp Holding and Manufacturing B.V. and Dot Hill Systems Corp.(33)*

10.24	Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(30)*

10.25	Amendment One to Product Purchase Agreement dated January 4, 2008, by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(30)*

10.26	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company.(2)*

10.27	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(27)*

10.28	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(31)*

Exhibit Number	Description
10.29	Amendment One to Manufacturing and Purchase Agreement dated January 28, 2009 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(29)*

10.30	Amendment to Loan and Security Agreement dated July 30, 2009 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(25)

10.31	Second Amendment to Loan and Security Agreement dated February 3, 2011 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (28)

10.32	Israeli Appendix to the 2009 Equity Incentive Plan.(26)†

10.33	Israeli Appendix to the Amended and Restated 2000 Employee Stock Purchase Plan.(33)†

10.34	Amendment Eleven to Product Purchase Agreement and Amendment One to Warrant to Purchase Shares of Common Stock dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company.*

10.35	Amendment Two to Manufacturing and Purchase Agreement dated January 28, 2009 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry Co., LTD.*

21.1	Subsidiaries of Dot Hill Systems Corp.(7)

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management or compensatory plan or arrangement.

*	Confidential treatment has been granted by, or requested from, the SEC.

Dot Hill’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 001-13317.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2000 and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(13)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference.

(15)	Filed as item 5.02(e) of our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated herein by reference.

(16)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(24)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(25)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference.

(26)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(27)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(28)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 7, 2011 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(32)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2009 and incorporated herein by reference.

(33)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOT HILL SYSTEMS CORP.

By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer and President

Date: March 15, 2012

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

Name	Title	Date
/S/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2012

/S/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012

/S/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 15, 2012

/S/ TOM MARMEN Tom Marmen	Director	March 15, 2012

/S/ RICHARD MEJIA Richard Mejia, Jr.	Director	March 15, 2012

/S/ BARRY RUDOLPH Barry Rudolph	Director	March 15, 2012

/S/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Director	March 15, 2012

/S/ DEBBIE TIBEY Debbie Tibey	Director	March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dot Hill Systems Corp. and subsidiaries

Longmont, Colorado

We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principals generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche, LLP

Denver, Colorado

March 15, 2012

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2011

(In thousands, except par value data)

	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$45,732	$46,168
Accounts receivable, net	35,202	31,697
Inventories	7,340	5,251
Prepaid expenses and other assets	3,540	7,896

Total current assets	91,814	91,012
Property and equipment, net	3,597	4,972
Goodwill	4,140	—
Intangible assets, net	7,581	2,601
Other assets	370	294

Total assets	$107,502	$98,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,555	$31,434
Accrued compensation	3,899	5,049
Accrued expenses	4,171	10,860
Deferred revenue	1,371	883
Restructuring accrual	1,664	1,328
Current portion of long-term note payable	275	71

Total current liabilities	41,935	49,625
Long-term note payable	71	—
Other long-term liabilities	1,118	552

Total liabilities	43,124	50,177

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2011, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 55,953 and 57,699 shares issued and outstanding at December 31, 2010 and 2011, respectively	56	58
Additional paid-in capital	315,257	321,681
Accumulated other comprehensive loss	(3,584)	(3,662)
Accumulated deficit	(247,351)	(269,375)

Total stockholders’ equity	64,378	48,702

Total liabilities and stockholders’ equity	$107,502	$98,879

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In thousands, except per share amounts)

	2009	2010	2011
NET REVENUE	$234,383	$252,494	$197,461
COST OF GOODS SOLD	196,556	209,664	155,828

GROSS PROFIT	37,827	42,830	41,633
OPERATING EXPENSES:
Research and development	28,120	31,578	35,551
Sales and marketing	10,970	12,164	13,876
General and administrative	10,139	9,928	9,268
Restructuring charge	2,430	2,196	668
Goodwill impairment charge	—	—	4,140

Total operating expenses	51,659	55,866	63,503

OPERATING LOSS	(13,832)	(13,036)	(21,870)
OTHER INCOME (LOSS):
Interest income (expense), net	161	(19)	16
Other income (expense), net	6	17	(41)

Total other income (loss), net	167	(2)	(25)

LOSS BEFORE INCOME TAXES	(13,665)	(13,038)	(21,895)
INCOME TAX (BENEFIT) EXPENSE	(40)	213	129

NET LOSS	$(13,625)	$(13,251)	$(22,024)

NET LOSS PER SHARE:
Basic and diluted	$(0.29)	$(0.25)	$(0.40)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	47,094	53,015	54,908

COMPREHENSIVE LOSS:
Net loss	$(13,625)	$(13,251)	$(22,024)
Foreign currency translation adjustments	35	(145)	(78)

Comprehensive loss	$(13,590)	$(13,396)	$(22,102)

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2009	46,308	46	300,555	(3,474)	(220,475)	76,652
Common stock issued under stock plans	2,644	3	464			467
Share-based compensation expense			2,822			2,822
Foreign currency translation adjustment				35		35
Net loss					(13,625)	(13,625)

Balance, December 31, 2009	48,952	$49	$303,841	$(3,439)	$(234,100)	$66,351
Shares issued in connection with acquisition	4,759	5	8,127			8,132
Common stock issued under stock plans	2,242	2	286			288
Share-based compensation expense			3,003			3,003
Foreign currency translation adjustment				(145)	—	(145)
Net loss					(13,251)	(13,251)

Balance, December 31, 2010	55,953	$56	$315,257	$(3,584)	$(247,351)	$64,378
Issuance of warrant to customer			1,007			1,007
Common stock issued under stock plans	1,746	2	1,026			1,028
Share-based compensation expense			4,379			4,379
Excess tax benefit			12			12
Foreign currency translation adjustment				(78)		(78)
Net loss					(22,024)	(22,024)

Balance, December 31, 2011	57,699	$58	$321,681	$(3,662)	$(269,375)	$48,702

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In thousands)

	2009	2010	2011
Cash Flows From Operating Activities:
Net loss	$(13,625)	$(13,251)	$(22,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,871	4,032	4,755
Adjustment to contingent consideration	(649)	(144)
Provision for (reduction in) bad debt reserve	(63)	—	203
Share-based compensation expense	2,822	3,003	5,385
Issuance of warrant to customer	—	—	1,007
Long-lived assets impairment charge	—	—	2,928
Goodwill impairment charge	—	—	4,140
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	6,888	(816)	3,309
Inventories	9,794	(2,938)	2,091
Prepaid expenses and other assets	(445)	1,702	(4,263)
Accounts payable	(2,564)	1,543	(92)
Accrued compensation and other expenses	(415)	(1,394)	6,169
Deferred revenue	(1,658)	147	(501)
Restructuring accrual	1,016	(33)	(336)
Other long-term liabilities	(539)	(946)	(571)

Net cash (used in) provided by operating activities	3,433	(9,095)	2,200

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,939)	(1,490)	(2,548)
Acquisition, net of cash required	—	(625)	—

Net cash used in investing activities	(2,939)	(2,115)	(2,548)

Cash Flows From Financing Activities:
Principal payment of note and loan payable	(249)	(1,036)	(398)
Payments on bank borrowings	—	(5,800)	—
Proceeds from bank borrowings	—	5,800	—
Shares withheld for tax purposes	—	(477)	(422)
Common stock issued under stock plans	467	765	1,450

Net cash provided by (used in) financing activities	218	(748)	630

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12	116	154

Net (Decrease) Increase in Cash and Cash Equivalents	724	(11,842)	436
Cash and Cash Equivalents, beginning of year	56,850	57,574	45,732

Cash and Cash Equivalents, end of year	$57,574	$45,732	$46,168

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$78	$90	$235
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capital assets acquired but not paid	$170	$67	$1,540
Common stock issued in connection with acquisition	$—	$8,132	$—

See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 and 2011

1. Organization and Summary of Significant Accounting Policies

Description of Business

Dot Hill Systems Corp (referred to herein as Dot Hill, we, our or us) is a provider of software and hardware storage systems for the entry and mid-range storage markets for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity standalone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance.

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

Foreign currency translation adjustments comprise the entire amount of our accumulated other comprehensive loss at December 31, 2010 and 2011. We incurred foreign currency transaction losses of $0.1 million for the year ended December 31, 2009, and foreign currency transaction gains of $0.2 million and $0.3 million for the years ended December 31, 2010 and 2011, respectively.

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

Software

In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all unspecified software updates and enhancements related to our products through service contracts. We have established VSOE for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis.

Service

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

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE generally exists only when the Company sells the deliverable separately and represents the actual price charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a standalone basis.

From time to time, the Company enters into arrangements with customers that include acceptance criteria. In such instances, the Company defers all revenue on the arrangement until customer acceptance is obtained or the acceptance clause lapses.

Revenue Recognition for Sales to Channel Partners

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

Deferred Revenue

We also defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer we normally recognize the value of that consideration as a reduction in net revenue, except in limited circumstances where consideration is provided in relation to previously recorded obligations to the customer. In those situations, consideration will be presented as a component of the financial statement caption related to the original obligation. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as hubbing arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

We report taxes collected from customers on behalf of governmental authorities on a net basis and are excluded from revenues.

Advertising Costs

We expense advertising costs in the period incurred. Advertising expense is included as a component of sales and marketing expense. Advertising expense was $0.4 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market funds issued or managed in the United States. At December 31, 2010 and 2011, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

As of December 31, 2011, $5.9 million of the $46.2 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Bad debt expense was $0.0, $0.0 and $0.2 million for the year-ended December 31, 2009, 2010 and 2011, respectively.

Balance sheet details were as follows for the following fiscal years ended December 31, (in thousands):

	2009	2010	2011
Balance, beginning of year	$—	$—	$—
Additions to allowance	—	—	203

Balance, end of year	$—	$—	$203

Inventories

The components of inventories consist of the following as of December 31, (in thousands):

	2010	2011
Purchased parts and materials	$4,901	$3,994
Finished goods	2,439	1,257

Total inventories	$7,340	$5,251

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

The components of property and equipment consist of the following as of December 31, (in thousands):

	2010	2011
Machinery and equipment	$8,678	$11,577
Furniture, fixtures, and computer software	274	854
Leasehold improvements	836	1,034
Construction in progress	171	855

Total property and equipment, at cost	9,959	14,320
Less accumulated depreciation	(6,362)	(9,348)

Total property and equipment, net	$3,597	$4,972

Depreciation expense was $1.7 million, $2.0 million and $2.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consist of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010 with a carrying value of $5.0 million and property and equipment of $1.2 million.

Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment comprise mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, has been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value. It is depreciated over a 3 – 5 year estimated useful life.

Intangible assets consist primarily of acquired software of $4.9 million and a trade name of $0.1 million. We determined the fair value of the acquired software by estimating the replacement cost of the software, taking into account both the software as acquired and subsequent development work, as well as the business alternatives we were considering and the corresponding value of the software in these alternative approaches. We estimated the value of the software based on the probabilities of each of the business alternatives. We determined the fair value of the trade name using an income approach and considered the fact that the software’s trade name at the time of acquisition was no longer being used. All estimates were based on management using appropriate assumptions and projections.

Our impairment analysis at September 30, 2011 identified $2.9 million of impaired long-lived assets, consisting entirely of intangible assets recognized as part of the Cloverleaf acquisition in 2010. Long-lived asset impairment charges are recorded consistent with our treatment of related amortization expense specific to each acquired intangible assets. We recorded $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name as a component of cost of goods sold for the year ended December 31, 2011. We are evaluating numerous alternatives to monetize the software asset including, developing an appliance based on industry standard servers, developing storage bundles with our AssuredSAN products, developing and porting the software to be based on open source code such as Linux, integrating some of the AssuredUVS features into some of our AssuredSAN products and making substantial changes to the AssuredUVS operations.

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 3). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at December 31, 2011, we believe the current valuations are appropriate. However, as a result of our decision in the 2012 fiscal year to shut down our AssuredUVS business, we will assess the recorded long-lived asset valuation for Israel Technology Development Center in the first quarter of 2012.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. The assumptions and forecasts used were consistent with those used to evaluate certain of our long-lived assets for impairment at September 30, 2011. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment charge to goodwill of $4.1 million, for the quarter ended September 30, 2011. No additional goodwill remains on the balance sheet of the Company as of December 31, 2011.

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

In the second and third quarters of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. As previously disclosed, the customer’s preliminary framework of potential claims provided to us included additional costs related to the customer’s internal overhead for other internal indirect costs, in addition to third-party direct costs. Based on preliminary discussions for settlement and our analysis of the framework provided by the customer including future potential claims through the warranty period, we estimated that we had incurred a probable loss of approximately $2.8 million. Consequently, in addition to the $1.3 million previously recognized as of June 30, 2011, we recorded an estimated liability of $1.5 million as of September 30, 2011 within “Accrued expenses” on our condensed consolidated balance sheet.

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first quarter of 2012. In our judgment, the negotiations have resulted in an increase in our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are reported gross of any third-party recoveries.

While our estimated liability relating to failed power supply units is subject to some uncertainty until settled, based on our current expectation of what the terms of the final negotiated settlement will stipulate , we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

During the second quarter of 2011, based on the advice of legal counsel, we established that our component supplier is contractually obligated to reimburse us for fair and reasonable costs we incur with our customers associated with these power supply failures. Our component supplier had continued to re-work and distribute to our customer the affected population of power supplies at no cost to us. In addition, at the time, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies had the financial ability to continue to reimburse us for any additional costs we may incur, we recorded a current asset within “Prepaid expenses and other assets” on our consolidated balance sheet of $1.3 million as of June 30, 2011.

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, we continue to maintain that we have legal recourse against this component supplier. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and subsequent to December 31, 2011, the supplier signed a letter of intent providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the signed letter of intent, the supplier has agreed to cash consideration of $1.2 million, of which $0.6 million will be received upon the subsequent signing of the Settlement Agreement, with the remainder to be received in four quarterly installments commencing three months from the date the Settlement Agreement is signed. Additionally, our supplier committed to product rebates and/or price concessions on post-2011 product orders for a period of approximately three years, commencing three months from the date of signing the Settlement Agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases. Based on our judgment, we have increased the previously recorded current asset of $0.5 million within “Prepaid expenses and other assets” to $1.2 million as of December 31, 2011.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of December 31, 2011, we have not assumed or recorded any insurance reimbursement.

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

Our warranty accrual and cost activity is as follows as of and for the twelve months ended December 31, (in thousands):

	2009	2010	2011
Balance, beginning of year	$1,560	$993	$982
Charged to operations	2,061	2,623	8,244
Deductions for costs incurred	(2,628)	(2,634)	(2,355)

Balance, end of year	$993	$982	$6,871

The table above includes $5.5 million of charges recorded to cost of sales in 2011 related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies. The table above does not include the corresponding $1.2 million benefit recorded within cost of sales in 2011 related to the current asset established for the recovery of such costs incurred by our customer which are to be reimbursed to us by our component supplier.

Concentrations of Credit Risk, Customers and Suppliers

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

Net revenue by major customer is as follows (as a percentage of total net revenue):

	2009	2010	2011
Hewlett Packard	51%	57%	73%
NetApp, Inc.	25%	26%	0%
Oracle (formerly Sun Microsystems)	4%	0%	0%
Other customers less than 10%	20%	17%	27%

Total	100%	100%	100%

Due to the discontinuance of our agreement with NetApp, Inc., or NetApp, our sales to HP represented a substantially higher percentage of our total net revenue in 2011 compared to 2010. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted. Related to the power supply failures, if we are unable to reach a satisfactory settlement with the material customer, it could result in a material reduction in revenue.

In the fourth quarter of 2010, we decided to exit our low margin business with NetApp beginning on or about December 1, 2010. As a result, no revenue from NetApp was generated in 2011.

We expect that the sale of our products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future. On October 31, 2011, we amended, or the Amendment, the Product Purchase Agreement originally entered into with HP on September 10, 2007. The Amendment extends the agreement with HP for a five year period through October 30, 2016. In addition, the Amendment provides that we will continue to comply with the contractually required cost reduction process and to support HP with respect to certain products or statements of work upon any assignment of the agreement for a specified period of time. The Amendment does not contain any minimum purchase commitments by HP (see Note 13).

Simultaneously with the extension of the Product Purchase Agreement, we agreed to extend until October 30, 2016 the expiration date of the warrant previously issued to HP to purchase 1,602,489 shares of our common stock at the original exercise price of $2.40 per share. The impact of this extension on our financial statements is an expected non-cash contra-revenue charge of approximately $1.0 million in Dot Hill’s 2011 GAAP financial results. We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should any of our current manufacturing partners such as Foxconn Technology Group, or parts suppliers not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. The ASU requires companies to report comprehensive income, including items of other comprehensive income, for all periods presented in a single continuous financial statement in the Consolidated Statements of Operations or split between the Consolidated Statements of Operations and a separate Consolidated Statements of Other Comprehensive Income. The ASU is effective for the Company’s first quarter of fiscal year 2012. In addition, in December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company’s consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the twelve months ended December 31, 2009, 2010 or 2011 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	31-Dec-09			31-Dec-10		31-Dec-11
	Number of Potential Shares	Range of Exercise Prices		Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	6,142,901		$0.47 - $16.36	6,179,547	$0.47 - $16.36	7,314,039	$0.47 - $16.36
Unvested restricted stock awards	1,511,205	$		2,099,523	$—	2,221,205	$—
Warrants	1,602,489		$2.40	1,602,489	$2.40	1,602,489	$2.40

3. Acquisitions

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

Dot Hill acquired all of the outstanding equity interests in Cloverleaf in exchange for: (i) $0.7 million of cash; (ii) 4,758,530 shares of Dot Hill common stock valued at $8.1 million, or $1.71 per share, which represents the closing price of Dot Hill common stock on the acquisition date, or January 26, 2010; (iii) $1.8 million of specified assumed outstanding liabilities of Cloverleaf at the acquisition date, and (iv) 327,977 shares of restricted common stock that were issued to the employees of Cloverleaf who became employees of Dot Hill on the acquisition date pursuant to Dot Hill’s 2009 Equity Incentive Plan.

Dot Hill also incurred direct transaction costs in connection with the acquisition of approximately $0.8 million, of which $0.5 million was recognized as expense in the fourth quarter of 2009 and $0.3 million was recognized as expense in the first quarter of 2010. Dot Hill recorded these costs as general and administrative expenses in its statement of operations. The majority of these costs were paid in the first quarter of 2010. Equity issuance costs incurred in connection with the transaction were not material.

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

The consideration transferred in connection with the acquisition of Cloverleaf approximated $8.8 million as follows (in thousands):

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

The goodwill of $4.1 million arising from the Cloverleaf acquisition was deemed impaired and has been written off as of December 31, 2011 (see Note 6).

Revenue of $0.6 and $0.5 million and a net loss of $5.5 and $13.4 million attributable to the operations of Cloverleaf since the acquisition date are included in our consolidated results of operations for the years ended December 31, 2010 and 2011, respectively. The $5.5 million net loss includes $0.1 and $0.0 million of non-recurring restructuring costs and $0.5 and $0.2 million of stock-based compensation expense for the years ended December 31, 2010 and 2011, respectively.

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of Dot Hill and Cloverleaf as if the acquisition had occurred on January 1, 2010 and excludes certain non-recurring charges related to the acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Dot Hill that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Dot Hill.

(in thousands, except per share data)	Year Ended December 31, 2010
Net revenue	$252,571

Net loss	$(13,237)

Basic and diluted net loss per share	$(0.25)

4. Identifiable Intangible Assets

Identifiable intangible assets are follows as of December 31, (in thousands):

		2010
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(2,415)	$1,841
NAS technology	3 years	214	(162)	52
Software	7 years	6,375	(835)	5,540
Trade name	5 years	181	(33)	148

Total intangible assets		$11,026	$(3,445)	$7,581

		2011
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(3,477)	$779
NAS technology	3 years	214	(214)	—
Software	3 years	2,050	(228)	1,822

Total intangible assets		$6,520	$(3,919)	$2,601

During the third quarter of 2011, we recorded a $2.8 million impairment of our acquired software and $0.1 million impairment of our trade name (see Note 1). Additionally, as part of the process of valuing the acquired software we revised the estimated remaining useful life to approximately three years from five, which is subject to further revisions as the facts and circumstances may change in the future. Amortization expense related to identifiable intangible assets totaled $1.1 million, $2.0 million and $2.1 million, for the years ended December 31, 2009, 2010 and 2011, respectively.

Estimated future amortization expense related to identifiable intangible assets is as follows as of December 31, 2011 (in thousands):

2012	2,601
2013	—
Thereafter	—

Total	$2,601

5. Goodwill

The changes in the carrying amount of goodwill are as follows during the years ended December 31, (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2010
Goodwill	$40,700	$—	$40,700
Accumulated impairment losses	(40,700)	—	(40,700)
	—	—	—
Goodwill acquired during year	—	4,140	4,140
Impairment losses	—	—	—
Balance as of December 31, 2010
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700)	—	(40,700)

	$—	$4,140	$4,140

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2011
Goodwill	$40,700	$4,140	$44,840
Accumulated impairment losses	(40,700)	—	(40,700)
	—	4,140	—
Goodwill acquired during year	—	—	—
Impairment losses	—	(4,140)	(4,140)
Balance as of December 31, 2011	—
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700	(4,140)	(44,840)

	$—	$—	$—

During the third quarter-ended September 30, 2011, we recorded a $4.1 million impairment of our goodwill associated with the 2010 acquisition of Cloverleaf (see Note 3) which was included in earnings.

6. Restructuring Charge

2008 Plan

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

As part of the 2008 Plan, we also incurred contract termination costs of $3.8 million since the inception of the 2008 Plan through December 31, 2011. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income beginning in the fourth quarter of 2011 through the remainder of the lease term, and accordingly recognized an additional $0.6 million of contract lease termination costs as of the year ended December 31, 2011.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

2008 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2009	$439	$1,258	$1,697
Restructuring plan charges	233	1,289	1,522
Cash payments	(672)	(1,047)	(1,719)

Accrued restructuring balance as of December 31, 2010	—	1,500	1,500
Restructuring plan charges	—	621	621
Cash payments	—	(909)	(909)

Accrued restructuring balance as of December 31, 2011	$—	$1,212	$1,212

2010 Plan

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 26 employees located in the United States, of which 25 have been terminated as of December 31, 2011. We expect to incur approximately $0.4 million in severance-related costs, all of which was recognized as of December 31, 2010. The remainder of the severance and related restructuring costs attributable to our 2010 Plan were paid out in the third quarter of 2011.

As part of the 2010 Plan, we also incurred contract termination costs of $0.3 million since the plan inception through December 31, 2011 for facility lease and other associated costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income beginning in the fourth quarter of 2011 through the remainder of the lease term, and accordingly, recognized an additional $0.6 million of contract lease termination costs in the third quarter of 2011.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

2010 Plan

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2009	$—	$—	$—
Restructuring plan charges	377	188	565
Cash payments	(357)	(44)	(401)

Accrued restructuring balance as of December 31, 2010	20	144	164
Restructuring plan charges	—	62	62
Cash payments	(20)	(90)	(110)

Accrued restructuring balance as of December 31, 2011	$—	$116	$116

We also incurred additional severance-related restructuring charges of approximately $0.1 million in the first quarter of 2010 related to the termination of a former employee of Cloverleaf. All of the severance-related costs were paid to this employee in the first quarter of 2010.

All costs related to the 2008 and 2010 Plans are recorded in the restructuring accrual line on our consolidated balance sheets and restructuring charge line on our consolidated statement of operations.

7. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. In February 2011, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2013. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The definition of net worth adds stock-based compensation expense, goodwill and long-lived asset impairment charges, subject to certain limitations. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of December 31, 2011 we had no outstanding letters of credit.

As of December 31, 2010 and 2011, there were no amounts outstanding under the Silicon Valley Bank line of credit.

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

9. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2010	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Cash and cash equivalents	$45,732	45,732	—	—	—

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Cash and cash equivalents	$46,168	46,168	—	—	—

Assets Measured at Fair Value on a Non-Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Property and equipment, net	$1,150	—	—	$1,150	$—
Software	2,050	—	—	2,050	(2,807)
Trade Name	—	—	—	—	(121)
Goodwill	—	—	—	—	(4,140)

					$(7,068)

Property and equipment, net with a carrying amount of $1.2 million was tested for impairment as part of our measurement of fair value for long-lived assets held and used and included as a component of our ITC reporting unit. We did not identify any impaired assets classified as property and equipment, net and included within our ITC asset group.

Software acquired as part of our Cloverleaf acquisition in 2010 with a carrying amount of $4.9 million was written down to its fair value of $2.1 million, resulting in an impairment charge of $2.8 million, which was included in earnings for the year-ended December 31, 2011.

The iSNTM trade name acquired as part of our Cloverleaf acquisition in 2010 with a carrying amount of $0.1 million was written down to its fair value of $0.0 million, resulting in an impairment charge of $0.1 million, which was included in earnings for year-ended December 31, 2011.

Goodwill acquired as part of our Cloverleaf acquisition in 2010 with a carrying amount of $4.1 million was written down to its fair value of $0.0 million, resulting in an impairment charge of $4.1 million, which was included in earnings for the year-ended December 31, 2011.

10. Income Taxes

Components of income (loss) before taxes are as follows for the years ended December 31, (in thousands):

	2009	2010	2011
Income (loss) before taxes:
U.S.	$(17,084)	$(7,958)	$(6,310)
Foreign	3,419	(5,080)	(15,585)

Total income (loss) before taxes	$(13,665)	$(13,038)	$(21,895)

Components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2009	2010	2011
Current:
Federal	$(205)	$—	$—
State, local and foreign	145	213	129

	(60)	213	129

Deferred:
Federal	—	—	—
State, local and foreign	20	—	—

	20	—	—

Total income tax provision (benefit)	$(40)	$213	$129

The reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31, (in thousands):

	2009	2010	2011
Federal statutory rate	$(4,646)	$(4,432)	$(7,444)
State and local income taxes, net of federal benefit	46	(153)	(85)
State rate change and other adjustments	—	737	160
Increase in valuation allowance	4,225	3,298	6,302
Foreign tax differential	(23)	(76)	(716)
Research and development credits	(253)	(48)	(49)
Goodwill impairment	—	—	1,408
Share based compensation	555	532	484
Other	56	203	69

Income tax provision (benefit)	$(40)	$213	$129

The tax effect of temporary differences that give rise to deferred income taxes are as follows as of December 31, (in thousands):

	2010	2011
Deferred tax assets:
Net operating loss and tax credit carry forwards	$87,204	$88,675
Inventory reserve and uniform capitalization	1,707	1,959
Stock options and warrants	2,070	2,807
In-process research and development	248	241
Allowance for bad debts	21	265
Vacation accrual	411	354
Deferred rent	513	283
Warranty accrual	364	494
Depreciation and amortization	1,753	1,579
Other accruals and reserves	2,508	4,252
Acquired intangibles	656	1,386

Total deferred tax assets	97,455	102,295
Deferred tax liabilities:
State taxes	(3,677)	(3,568)
Cloverleaf intangibles	(1,214)	(456)

Total deferred income tax liabilities	(4,891)	(4,024)

Valuation allowance	(92,564)	(98,271)

Net deferred tax assets	$—	$—

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include deferred tax assets for net operating losses as of December 31, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $0.3 million if and when such excess tax benefits are recognized through current taxes payable. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

U.S. income and withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totals $ 0.5 million at December 31, 2011. Determination of the amount of any unrecognized deferred tax liability on this temporary difference is not practicable.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2009	2010	2011
Balance, January 1	$4,756	$4,842	$5,111
Increase related to prior period positions	167	367	—
Increase related to current year tax positions	—	91	124
Decrease related to prior period positions	—	(101)	(210)
Decrease related to change in prior year estimate	(81)	(88)	—

Balance, December 31	$4,842	$5,111	$5,025

At December 31, 2009, December 31, 2010, and December 31, 2011 we had cumulative unrecognized tax benefits of approximately $4.8 million, $5.1 million, and $5.0 million respectively, of which approximately $0.2 million, $0.2 million, and $0.2 million, respectively, are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.6 million, $4.9 million and $4.8 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2009, December 31, 2010 and December 31, 2011, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months.

Due to net operating losses and other tax attributes going forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1999 through December 31, 2010. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 2007 through 2010.

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

At December 31, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our deferred tax assets would be realized and have a $98.3 million valuation allowance associated with our deferred tax assets.

As of December 31, 2011, we had federal and state net operating losses of approximately $194.5 million and $102.3 million, respectively, which begin to expire in the tax years ending 2017 and 2012, respectively. We had foreign net operating losses of $37.0 million, which have no expiration date. In addition, we had federal tax credit carryforwards of $4.2 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $3.7 million begin to expire in the tax year ending 2012. We also had state tax credit carryforwards of $3.5 million, of which $0.1 million will begin expiring in 2012, and the remaining $3.4 million have no expiration date.

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

As a result of our acquisition of Cloverleaf, a third ownership change, within the meaning of IRC Section 382, occurred on January 26, 2010. As a result, annual use of Cloverleaf’s federal net operating loss and credit carry forwards may be limited. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years.

11. Stockholders’ Equity, Equity Incentive Plans and Warrants

Stock Incentive Plans

2009 EIP. Our stockholders approved the 2009 Equity Incentive Plan, or the 2009 EIP, at our Annual Meeting of Stockholders held on June 15, 2009. The 2009 EIP authorizes the issuance or grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards, performance cash awards and other stock awards to our employees, directors and consultants and is intended as the successor to and continuation of our 2000 EIP. Following the approval of the 2009 EIP by our stockholders, no additional stock awards may be granted under the 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP. All outstanding stock awards granted under the 2000 EIP will remain subject to the terms of the 2000 EIP provided, however, that any shares subject to outstanding stock awards granted under the 2000 EIP that expire or terminate for any reason prior to exercise or settlement shall become available for issuance pursuant to awards granted under the 2009 EIP. Awards granted under the 2000 EIP expire 10 years from the date of grant. Awards granted under the 2009 EIP expire seven years from the date of grant. As of June 15, 2009, the total number of shares of our common stock reserved for issuance under the 2009 EIP consisted of 4,500,000 shares plus 7,112,217 shares that are subject to outstanding stock awards under the 2000 EIP that may become available for grant under the 2009 EIP if they expire or terminate for any reason prior to exercise or settlement under the 2000 EIP. On May 2, 2011 shareholders approved our Amended 2009 Equity Incentive Plan, primarily to increase the share reserve by 8,000,000 shares. Unless sooner terminated by our Board of Directors, the 2009 EIP shall automatically terminate on April 26, 2019, the day before the tenth anniversary of the date the 2009 EIP was adopted by the Board. The Board of Directors may also amend the 2009 EIP at any time subject to applicable laws and regulations, including the rules and regulations of The NASDAQ Stock Market LLC. In general, no amendment or termination of the 2009 EIP may adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant.

During 2010 and 2011, we granted restricted stock and options to purchase common stock with various vesting as approved by the Board upon each grant. As of December 31, 2011, 2,027,414 shares of restricted stock were outstanding under the 2009 EIP, of which 438,313 were performance-based restricted stock awards. These performance–based awards consist of 131,334 shares that were issued in January 2010, 28% of which will vest in the first quarter of 2012 provided that the time-based objectives are achieved, and 306,979 shares granted in 2011, that will vest in 2012 and 2013 provided that the performance objectives are achieved. We will determine the actual number of shares the recipient receives based on results achieved versus goals based on internal non-financial operational targets. Additionally, 194,124 shares of restricted stock were outstanding under the 2000 EIP. As of December 31, 2011, options to purchase 2,600,742 and 4,253,297 shares of common stock were outstanding under the 2009 EIP and 2000 EIP, respectively. 6,931,498 shares of common stock remained available for grant under the 2009 EIP.

2000 NEDSOP. Under our 2000 Non-Employee Directors Stock Option Plan, or 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our Board of Directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2011, options to purchase 460,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 433,124 shares of common stock remained available for grant under the 2000 NEDSOP.

2000 ESPP. Our stockholders approved our Amended and Restated Employee Stock Purchase Plan, or 2000 ESPP, at our Annual Meeting of Stockholders held on June 15, 2009, primarily to increase the share reserve under the 2000 ESPP by 4,000,000 shares. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 895,071 and 667,265 shares issued under the 2000 ESPP for the years ended December 31, 2010 and 2011, respectively. As of December 31, 2011, the 2000 ESPP had a total of 2,542,630 shares available for purchase.

As of December 31, 2011, total unrecognized share-based compensation cost related to unvested stock options, restricted stock awards, management stock incentive plan and our 2000 ESPP was $5.5 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The following table summarizes share-based compensation expense for the years ended December 31, (in thousands):

	2009	2010	2011
Cost of goods sold	$382	$489	828
Sales and marketing	288	333	540
Research and development	1,112	1,231	2,382
General and administrative	1,040	950	1,635

Share-based compensation expense before taxes	2,822	3,003	5,385
Related deferred income tax benefits	—	—	—

Share-based compensation expense	$2,822	$3,003	$5,385
Share-based compensation expense is derived from:
Stock options	$2,237	$1,589	1,478
Restricted stock awards	310	1,052	2,482
Stock bonus plan	—	—	1,006
2000 ESPP	275	362	419

Total	$2,822	$3,003	$5,385

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2011	6,179,547	$3.57
Granted	1,902,500	2.58
Exercised	(291,984)	1.90
Forfeited	(204,919)	2.12
Expired	(190,593)	4.83

Outstanding at December 31, 2011	7,394,551	$3.39	5.17	$81,196
Vested and expected to vest at December 31, 2011	7,076,011	$3.43	5.08	$80,547
Exercisable at December 31, 2011	4,877,883	$3.96	4.82	$55,672

A summary of restricted stock award activity for 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2011	2,099,523	$1.47
Granted	1,362,329	2.68
Vested	(825,760)	1.67
Forfeited	(402,529)	1.73

Outstanding and unvested at December 31, 2011	2,233,563	$2.09

The weighted average grant-date fair values of options granted during the years ended December 31, 2009, 2010 and 2011 were $0.45 per share, $0.97 per share, and $1.78 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 were $0.0 million, $0.0 million, and $0.8 million, respectively.

The weighted average grant-date fair values of restricted stock awards granted during the years ended December 31, 2009, 2010 and 2011 were $0.55, $1.68 and $2.68 per share, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2009, 2010 and 2011 was $0.1, $0.8 and $1.4, respectively.

Cash generated from options exercised under all share-based compensation arrangements for the years ended December 31, 2009, 2010 and 2011 were $0.0 million, $0.1 million and $0.5 million, respectively. Cash generated from the purchase of shares through the 2000 ESPP for the years ended December 31, 2009, 2010 and 2011, was $0.5 million, $0.7 million, and $0.9 million respectively. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $1.33 per share as of the last business day of the fiscal year ended December 31, 2011, which value would have been realized by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the years ended December 31, 2009, 2010 and 2011 was $2.4 million, $1.1 million, and $1.2 million, respectively.

To estimate compensation expense for the years ended December 31, 2009, 2010, and 2011 we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	EIP and NEDSOP			ESPP
	Years Ended December 31,			Years Ended December 31,
	2009	2010	2011	2009	2010	2011
Risk-free interest rate	2.01%	2.25%	1.84%	0.32%	0.19%	0.17%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility	69%	74%	85%	120%	101%	70%
Expected Term	5.5 years	5.9 years	5.36 years	0.5 years	0.5 years	0.5 years
Forfeiture Rate	0%-12.37%	0%-12.69%	0%-12.25%	0%	0%	0%

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

On October 31, 2011, we amended again the Product Purchase Agreement originally entered into with HP on September 10, 2007. In part, this Amendment extends until October 30, 2016 the expiration date of the warrant previously issued to HP to purchase 1,602,489 shares of our common stock at the original exercise price of $2.40 per share. The impact of this extension on our financial statements is a non-cash contra-revenue charge of approximately $1.0 million in Dot Hill’s 2011 statement of operations.

12. Employee Retirement Benefit Plans

Dot Hill Retirement Savings Plan

The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. At our discretion we may make contributions to this plan for plan participants. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2009, 2010 and 2011 were $0.2 million, $0.1 million and $0.1 million, respectively.

13. Commitments and Contingencies

Operating Leases

We lease office space, equipment and automobiles under non-cancelable operating leases, which expire at various dates through June 2013. Rent expense for the years ended December 31, 2009, 2010 and 2011 was $1.4 million, $1.6 million and $1.6 million, respectively. We record rent expense on a straight–line basis based on contractual lease payments.

Future minimum lease payments due under all non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$2,196
2013	665
2014	—

Total minimum lease payments	$2,861

For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.

Warranty

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses (see Note 1).

Unconditional Purchase Obligations

We have unconditional inventory related purchase obligations to certain suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. Additionally, we have non-inventory related purchase obligations that represent purchase commitments made in the ordinary course of business. At December 31, 2011 we had approximately $20.1 million of unconditional purchase obligations.

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

Description of Segments

Storage Systems

We offer, primarily through our AssuredSAN products, a flexible, broad line of networked data storage solutions composed of standards-based hardware and embedded software for open systems environments including Fiber Channel, Internet Small Computer Systems Interface, or iSCSI, and Serial Attached SCSI, or SAS, storage markets. We incorporate many of the performance attributes and other features demanded by high-end/data center end-users into our products, at prices that are suitable for the entry-level or mid-range markets. Our end-users consist of entry-level and mid-range users, requiring cost-effective, easily managed, high-performance, reliable storage systems. Our AssuredSAN product lines range from approximately 146 gigabyte, or GB, to large 192 terabyte, or TB, storage systems. These offerings allow our products to be integrated in a modular building block fashion or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our OEM partners to customize solutions, bundling our products with value-added hardware, software and services.

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

During the third quarter of 2011, we identified certain assets assigned to our ITC reporting unit, which is a component of our Standalone Storage Software operating segment, as impaired and their carrying amounts on the balance sheet were reduced to reflect their estimated fair value as of December 31, 2011 (see Note 1).

Through our acquisition of Ciprico’s RAIDCore assets in September 2008, we offer a high-performance, feature rich, host-based RAID stack that can be included as a key ingredient of an entry-level or mid-level enterprise class server built by OEMs or SIs. This product line, called AssuredVRA, provides a cost effective solution for standard Windows and Linux servers that utilizes existing built in SATA or SAS I/O capabilities of motherboards or simple storage I/O adapters to replace expensive dedicated hardware RAID adapter solutions.

Net revenue and operating loss were as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Storage Systems net revenue	$234,360	$250,631	$192,965
Standalone Storage Software net revenue	23	2,112	5,022

Total segment net revenue	234,383	252,743	197,987
Elimination of intersegment net revenue	—	(249)	(526)

Total Dot Hill consolidated net revenue	$234,383	$252,494	$197,461

Storage Systems operating loss	$(10,618)	$(5,046)	$(8,386)
Standalone Storage Software operating loss	(3,214)	(7,990)	(13,484)

Total operating loss	$(13,832)	$(13,036)	$(21,870)

Total other income (loss), net	167	(2)	(25)

Loss before income taxes	$(13,665)	$(13,038)	$(21,895)

Total assets were as follows (in thousands)

	December 31, 2010	December 31, 2011
Storage Systems total assets	$95,227	$94,224
Standalone Storage Software total assets	12,275	4,655

Total Dot Hill consolidated total assets	$107,502	$98,879

Depreciation and amortization expense by operating segment were as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Storage Systems depreciation expense	$1,698	$1,681	$2,132
Standalone Storage Software depreciation expense	37	347	569

	$1,735	$2,028	$2,701

Storage Systems amortization expense	$—	$—	$—
Standalone Storage Software amortization expense	1,136	2,004	2,054

	$1,136	$2,004	$2,054

The following is a summary of geographical information (in thousands):

	Year Ended December 31,
	2009	2010	2011
Net revenue:
United States	$215,093	$245,379	$194,780
Europe	16,813	5,624	601
Asia	2,477	1,491	2,080

	$234,383	$252,494	$197,461

Long-lived assets:
United States	$6,851	$5,140	$4,945
Europe	11	6,408	2,922
Asia	—	—	—

	$6,862	$11,548	$7,867

Net revenue is recorded in the geographic area in which the sale is originated.

Long-lived assets include property and equipment, net, identifiable intangible assets, net, and other non-current assets.

2011 Standalone Storage operating loss includes a $2.9 million loss on impairment of long-lived assets and $4.1 million loss on impairment of goodwill (see Notes 1 and 5) relating to our Israel Technology Development Center asset group, which is a component of the Standalone Storage Software operating segment.

15. Quarterly Financial Information (Unaudited)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010:
Net revenue	$59,974	$65,493	$61,586	$65,441
Gross profit	8,125	9,669	11,295	13,741
Income (Loss) before income taxes	(6,378)	(5,799)	(1,260)	399
Net income (loss)	(6,427)	(5,834)	(1,269)	279
Basic and diluted net income (loss) per share	$(0.12)	$(0.11)	$(0.02)	$0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011:
Net revenue	$49,174	$53,179	$48,071	$47,037
Gross profit	12,102	13,195	8,042	8,294
Income (Loss) before income taxes	(1,221)	(1,880)	(12,107)	(6,687)
Net income (loss)	(1,271)	(1,945)	(12,182)	(6,626)
Basic and diluted net income (loss) per share	$(0.02)	$(0.04)	$(0.22)	$(0.12)

During the first, second, third and fourth quarters of 2010, we incurred approximately $0.3 million, $1.4 million, $0.1 million and $0.4 million, respectively, of restructuring charges related to our 2008 restructuring plan. During the first, second, third and fourth quarters of 2011, we incurred approximately $0.0 million, $0.0 million, $0.7 million and $0.0 million, respectively, of restructuring charges related to our 2008 and 2010 restructuring plans. See further discussion of our restructuring activities in Note 6.

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

16. Subsequent Events

2012 Restructuring and Cost Reduction Plan

On February 2, 2012, our Board of Directors approved the implementation of a restructuring and cost reduction plan or the 2012 Plan that will include severance and related costs, contractual obligations, administrative costs and long-lived asset impairments associated with the closure of our Israel Technology Development Center totaling $4.7 to $5.9 million. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. The majority of the activities comprising the 2012 Plan are expected to be completed by the end of 2012. We expect to record severance costs in the range of $1.2 to $1.4 million, record contractual obligations in the range of $1.2 to $1.5 million, incur legal and other administrative costs in the range of $0.2 to $0.4 million and recognize long-lived asset impairments of approximately $2.1 to $2.6 million in connection with the 2012 Plan.