Form 10-Q
period 2012-03-31
DOT HILL SYSTEMS CORP
filed 2012-05-10
CIK 1042783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The registrant had 58,367,469 shares of common stock, $0.001 par value, outstanding as of April 30, 2012.

DOT HILL SYSTEMS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2012

Part I. Financial Information

Item 1. Financial Statements

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31, 2011	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$46,168	$41,447
Accounts receivable, net	31,697	35,138
Inventories	5,251	4,753
Prepaid expenses and other assets	7,896	12,681

Total current assets	91,012	94,019
Property and equipment, net	4,972	5,387
Intangible assets, net	2,601	2,160
Other assets	294	738

Total assets	$98,879	$102,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,434	$36,710
Accrued compensation	5,049	4,113
Accrued expenses	10,860	10,445
Deferred revenue	883	773
Restructuring accrual	1,328	1,739
Current portion of long-term note payable	71	—

Total current liabilities	49,625	53,780
Other long-term liabilities	552	426

Total liabilities	50,177	54,206

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2011 and March 31, 2012	—	—
Common stock, $.001 par value, 100,000 shares authorized, 57,699 and 58,368 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	58	58
Additional paid-in capital	321,681	322,870
Accumulated other comprehensive loss	(3,662)	(3,587)
Accumulated deficit	(269,375)	(271,243)

Total stockholders’ equity	48,702	48,098

Total liabilities and stockholders’ equity	$98,879	$102,304

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2012
NET REVENUE	$49,174	$54,744
COST OF GOODS SOLD	37,072	39,570

GROSS PROFIT	12,102	15,174

OPERATING EXPENSES:
Research and development	7,986	9,942
Sales and marketing	3,033	3,533
General and administrative	2,341	3,068
Restructuring charge (recovery)	(41)	601

Total operating expenses	13,319	17,144

OPERATING LOSS	(1,217)	(1,970)

OTHER INCOME:
Interest income (expense), net	(6)	8
Other Income, net	2	3

Total other income (expense), net	(4)	11

LOSS BEFORE INCOME TAXES	(1,221)	(1,959)
INCOME TAX EXPENSE	50	(91)

NET LOSS	$(1,271)	$(1,868)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	54,334	56,030

COMPREHENSIVE LOSS:
Net loss	$(1,271)	$(1,868)
Foreign currency translation adjustment	9	75

Comprehensive loss	$(1,262)	$(1,793)

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2012
Cash Flows From Operating Activities:
Net loss	$(1,271)	(1,868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,049	1,085
Stock-based compensation expense	803	1,142
Write-off of property and equipment	—	123
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	8,003	(3,469)
Inventories	2,190	496
Prepaid expenses and other assets	(46)	(5,250)
Accounts payable	(8,489)	4,543
Accrued compensation and other expenses	(1,022)	(1,286)
Deferred revenue	220	(96)
Restructuring accrual	(243)	411
Other long-term liabilities	(244)	(118)

Net cash provided by (used in) operating activities	950	(4,287)

Cash Flows From Investing Activities:
Purchases of property and equipment	(604)	(327)

Net cash used in investing activities	(604)	(327)

Cash Flows From Financing Activities:
Principal payment of note payable	(68)	(71)
Shares withheld for tax purposes	(191)	(401)
Proceeds from sale of stock to employees	536	448

Net cash provided by (used in) financing activities	277	(24)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(46)	(83)

Net Increase (Decrease) in Cash and Cash Equivalents	577	(4,721)
Cash and Cash Equivalents, beginning of period	45,732	46,168

Cash and Cash Equivalents, end of period	46,309	41,447

Supplemental Disclosures of Non-Cash Investing Activities:
Property and equipment acquired but not yet paid	$223	855

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments and certain write offs in the carrying value of our long-term assets) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2012.

Use of Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, recurring and specific issue warranty obligations (see Note 6), the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, goodwill and other intangibles, as well as any other assets and liabilities acquired and accounted for under the purchase method of accounting for business combinations. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates and such differences could be material.

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. We currently have two customers that accounts for more than 10% of our total net revenue: Hewlett Packard, or HP, and Tektronix, Inc., or Tektronix. Our agreements with our original equipment manufacturers, or OEM, partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended March 31,
	2011	2012
HP	76%	61%
Tektronix	3	19
Other customers less than 10%	21	20

Total	100%	100%

HP continues to account for a significant percentage of our sales. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

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

Sales of products to Tektronix increased in the current quarter as a result of an increase in demand combined with fulfilling orders that were on backlog from the prior year. We do not anticipate revenue from Tektronix to exceed 10% in any of the remaining quarters in 2012.

Long-lived asset impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. All long-lived assets identified with the Israel Technology Development Center, or ITC reporting unit are considered one asset group, and are included as a component of the “Standalone Storage Software” reportable segment. Recent events involving our ITC reporting unit resulted in a significant decline in actual and planned earnings.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 7). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believe the current valuations are appropriate. However, we will continue to assess the recorded long-lived asset valuation for Israel Technology Development Center in light of our decision to shut down operations.

Valuation of Goodwill

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our ITC reporting unit, which was developing our AssuredUVS software, is a component of the Standalone Storage Software reporting segment identified in the notes to our consolidated financial statements. During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that they were changing their strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment charge to goodwill of $4.1 million during the year ended December 31, 2011. No additional goodwill remains on the balance sheet of the Company as of March 31, 2012.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Bad debt expense was $0.0 and $0.0 million for the three months ended March 31, 2011 and 2012, respectively.

Balance sheet details are as follows, (in thousands):

	March 31, 2011	March 31, 2012
Balance, beginning of the year	$—	$203
Additions to allowance	—	—

Balance, quarter ended	$—	$203

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU
2011-04 resulted in additional required disclosures within the Notes to the Unaudited Condensed Consolidated Financial Statements, but did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU
2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2011 or 2012 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	March 31, 2011		March 31, 2012
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	6,323,898	$0.47 - $16.36	9,402,732	$0.47 - $16.36
Unvested restricted stock awards	1,894,715	$—	1,584,618	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2011	March 31, 2012
Purchased parts and materials	$3,994	$3,187
Finished goods	1,257	1,566

Total inventory	$5,251	$4,753

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

4. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and contingent consideration due to Ciprico, Inc. or Ciprico, in connection with the acquisition of certain intangible assets, approximate their fair values due to their short maturities (see Note 9).

5. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2011
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(3,477)	$779
NAS technology	3 years	214	(214)	—
Software	3 years	2,050	(228)	1,822

Total intangible assets		$6,520	$(3,919)	$2,601

		March 31, 2012
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(3,743)	513
Software	Less than 1 year	2,050	(403)	1,647

Total intangible assets		$6,306	$(4,146)	$2,160

As of December 31, 2011, we recorded a $2.8 million impairment of our acquired internally developed software and $0.1 million impairment of our trade name (see Note 1). Effective with the February 6, 2012 announced restructuring plan, the AssuredUVS product family would no longer be marketed to customers and the underlying UVS technology would either be disposed of through a sale to a potential acquirer or, in the event a buyer could not be located, abandoned. Accordingly, the acquired software was temporarily idled, and no additional amortization expense incurred subsequent to the February 6, 2012 announcement of the 2012 restructuring plan. In accordance with ASC 350, we evaluated the software for impairment as of February 6, 2012. As of the time of that evaluation we were actively marketing the software for sale and currently believe the cash flows from a potential sale will recover the recorded book value. We are continuing to actively market the software as of the date of these financial statements. Accordingly, we did not record further impairment in the first quarter. However, if we are unsuccessful in locating a buyer we will abandon the software and at that time would record additional impairment. We expect to finalize this determination in the second quarter. Additionally, we expect to report the underlying business as discontinued operations commencing in the second quarter. Amortization expense related to intangible assets totaled $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2012, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2012 is as follows (in thousands):

2012 (Remaining 9 months)	$513
Thereafter	—

Total	$513

6. Product Warranties

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are typically intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

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

In the second and third quarters of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. As previously disclosed, the customer’s preliminary framework of potential claims provided to us included additional costs related to the customer’s internal overhead for other internal indirect costs, in addition to third-party direct costs. Based on preliminary discussions for settlement and our analysis of the framework provided by the customer, including future potential claims through the warranty period, we estimated that we had incurred a probable loss of approximately $2.8 million. Consequently, in addition to the $1.3 million previously recognized as of June 30, 2011, we recorded an estimated liability of $1.5 million as of September 30, 2011 within “Accrued expenses” on our condensed consolidated balance sheet.

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first quarter of 2012. Based on the results of ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are reported gross of any third-party recoveries.

Negotiations with this material customer have been ongoing. While no final settlement has been agreed-to by each party, we continue to maintain that our estimated liability remains at $5.5 million, resulting in no additional charge during the first quarter of 2012.

While our estimated liability relating to failed power supply units is subject to some uncertainty until settled, based on our current expectation of what the terms of the final negotiated settlement will stipulate, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, we continue to maintain that we have legal recourse against this component supplier. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and subsequent to December 31, 2011, the supplier signed a letter of intent providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the signed letter of intent, the supplier has agreed to cash consideration of $1.2 million, of which $0.6 million will be received upon the subsequent signing of the Settlement Agreement, with the remainder to be received in four quarterly installments commencing three months from the date the Settlement Agreement is signed. Additionally, our supplier committed to product rebates and/or price concessions on post-2011 product orders for a period of approximately three years, commencing three months from the date of signing the Settlement Agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases. Based on our judgment, we increased the previously recorded current asset of $0.5 million within “Prepaid expenses and other assets” to $1.2 million as of December 31, 2011. There has been no change to the above facts and circumstances during the first quarter of 2012, as any final settlement with the component supplier is pending a final resolution to potential claims made against the Company by the material customer.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of March 31, 2012 we have not assumed or recorded any insurance reimbursement.

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

Our warranty accrual and cost activity is as follows as of and for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2011	2012
Balance, beginning of period	$982	$6,871
Charged to operations	484	368
Deductions for costs incurred	(585)	(309)

Balance, end of period	$881	$6,930

The table above includes $5.5 million of charges recorded to cost of sales in the second, third and fourth quarters of 2011 related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies. The table above does not include the corresponding $1.2 million benefit recorded within cost of sales in 2011 related to the current asset established for the recovery of such costs incurred by our customer which are to be reimbursed to us by our component supplier.

7. Restructuring

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

As part of the 2008 Plan, we also incurred contract termination costs of $3.8 million since the inception of the 2008 Plan through September 30, 2011. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term.

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance as of December 31, 2011	$1,212
Restructuring plan expense	16
Adjustments to restructuring plan	(73)
Cash payments	(163)

Accrued restructuring balance as of March 31, 2012	$992

The adjustment to the 2008 Plan resulted from certain credits received in the first quarter 2012 for previously paid common area maintenance (CAM) charges relating to our lease of the Carlsbad, California facility. We recorded this benefit as a reduction of restructuring expense, which is presented as a separate component within operating expenses.

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

As part of the 2010 Plan, we also incurred contract termination costs of $0.3 million since the inception of the 2010 Plan through September 30, 2011 for facility lease and other associated costs that we continue to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term.

The majority of the 2010 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2010 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance as of December 31, 2011	$116
Restructuring plan expense	1
Adjustments to restructuring plan	(4)
Cash payments	(19)

Accrued restructuring balance as of March 31, 2012	$94

The adjustment to the 2010 Plan resulted from certain credits received in the first quarter 2012, for previously paid CAM charges relating to our lease of the Carlsbad, California facility. We recorded this benefit as a reduction of restructuring expense, which is presented as a separate component within operating expenses.

2012 Plan

In the first quarter 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. As a result of these actions, we intend to terminate approximately 32 employees located in our Israel Technology Development Center, of which 24 have been terminated as of March 31, 2012.

We expect to incur approximately $0.3 million in severance-related costs. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. Severance related restructuring costs attributable to our 2012 plan were paid out in the second quarter of 2012.

As part of the 2012 Plan, we also expect to incur approximately $0.2 million in contract termination costs for facility lease and other associated costs that we continue to incur without economic benefit, as we exited our Petah Tivka, Israel facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay the majority of the contract lease termination costs over the remainder of the facility lease term ending in December 2012. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term. Approximately $0.1 million of our contractual commitments are expected to remain obligations of the Company through December 2013.

The majority of the activities comprising the 2012 Plan are expected to be completed by the end of 2012.

The following table summarizes our 2012 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2011	$—	$—	$—
Restructuring plan charges	301	362	663
Reclass of prepaid maintenance agreements		129	129
Cash payments	(2)	(137)	(139)

Accrued restructuring balance as of March 31, 2012	$299	$354	$653

As part of the 2012 Plan, the Company announced that it will no longer support the UVS product effective December 31, 2012. The adjustment to the 2012 Plan represents customer prepaid UVS maintenance agreements for terms covering periods after December 31, 2012, that we expect will require future refunds to those customers impacted by this decision. As these were previously recognized as a component of deferred revenue, there was no impact to earnings, but this adjustment reflects a reclass within the balance sheet as of March 31, 2012.

8. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of March 31, 2012 we had no outstanding letters of credit. As of March 31, 2012, there were no amounts outstanding under the Silicon Valley Bank line of credit.

9. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$41,447	$41,447	—	—	—

		Fair Value Measurements Using
Description	March 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$41,447	$41,447	—	—	—

The short-term nature of our all of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I and Level II inputs for any of our assets measured on a recurring basis during the reporting period.

Fair Value of Financial Instruments

The following disclosures relate to financial instruments for which the ending balances at March 31, 2012 and December 31, 2011, are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheets (in thousands):

	December 31, 2011
Description	Carrying Value	Fair Value
Accounts receivable	31,697	31,697
Accounts payable	31,434	31,434
Notes payable	71	71
Contingent consideration due to Ciprico	100	100

The following table presents the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents at March 31, 2012 (in thousands).

		Fair Value Measurements Using
Description	March 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Accounts receivable	35,138	—	35,138	—	—
Accounts payable	36,710	—	36,710	—	—
Contingent consideration due to Ciprico	100	—		100	—

The short-term nature of our all of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates.

The note payable owed to the former owners of Ciprico was initially determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments we believes a market participant would consider in determining fair value. As the final installment of this note payable was settled in the first quarter 2012 the short-term nature is such that the carrying value approximates market value.

Our contingent consideration to the former owners of Ciprico includes assumptions about estimated future sales of our AssuredVRA technology over the agreed-upon royalty term, of which approximately 6.67% is required to be paid to Ciprico under the royalty agreement. This valuation is sensitive to changes in customer demand and forecasted sales of our AssuredVRA technology through March 31, 2012. There were no transfers between Level I and Level II inputs for any of our assets measured on a recurring basis during the reporting period.

10. Commitments and Contingencies

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims could have a material effect on our financial statements.

11. Segment Information

Operating segments, as defined Accounting Standard Codification, or ASC, 280 Segment Reporting, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker, or CODM, in deciding how to allocate resources and in assessing performance. ASC 280 also requires disclosures about products and services, geographic areas and significant customers.

As a result of our decision to exit our AssuredUVS line of business, and close down our Israel Technology Development Center during the first quarter of 2012, our CODM now operates our business in one reportable operating segment. Prior year information has been recast to conform to current year presentation.

Geographic Revenues

Net revenue is recorded in the geographic area in which the sale is originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
Net revenue:
United States	$48,071	$54,127
Europe	45	5
Asia	1,058	612

	$49,174	$54,744

12. Subsequent Events

Third Amendment to the Longmont Technology Center (LTC) Facility Lease

During the second quarter of 2012, we entered into an amendment to our lease contract with Circle Capital Longmont LLC, under which we currently lease office and laboratory space located at 1351 South Sunset in Longmont, Colorado. Among other things, the lease amendment (i) extends the expiration date of the lease from January 31, 2013 to May 31, 2018, (ii) expands the rented premises from 58,064 square feet to 87,664 square feet, effective on or about August 1, 2012, (iii) increases the rent as of the date of such expansion from the current rate of $46,306 per month ($0.80 per square foot) to $62,095 per month ($0.71 per square foot), subject to a three percent annual increase at the end of each 12 month period during the lease extension term, (iv) provides for an abatement of rent during the first five months of the lease extension term in a total amount equal to $310,477, (v) provides that we have two renewal options for five-year terms following the lease extension term, (vi) provides that, subject to certain conditions and an early termination fee, we have a right to early termination as of December 31, 2015 and (vii) provides for a tenant improvement allowance of $1,320,000, of which a minimum of $440,000 must be allocated to the expanded portion of the premises, which will be located at 1841 Lefthand Circle, Longmont, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this quarterly report on Form 10-Q, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We design, manufacture and market a range of software and hardware storage systems for the entry and midrange storage markets. Beginning in the second half of 2009, we began placing more emphasis on selling higher gross margin products which includes appliance products and hardware products through indirect sales channels.

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

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2011 or in the three months ended March 31, 2012. Although sales of our AssuredVRA products increased in 2011, such sales do not represent a significant percentage of our total net revenue for the three months ended March 31, 2012.

We have decided to expand our routes to market beyond our focus on OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We continued to expand our channel program in 2011 and we believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2011 and in the first three months of 2012.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our storage system operating segment OEM partners currently include, among others, Hewlett-Packard, or HP, Sony Ericsson, or Ericsson, Motorola, Inc., or Motorola, General Dynamics Government Systems Corporation, or General Dynamics, Lockheed Martin Corporation, or Lockheed Martin, NEC Corporation, or NEC, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Stratus Technologies, or Stratus, and Fujitsu Technology Solutions GmbH, or FTS and Concurrent Computer Corporation, or Concurrent. Our standalone storage software operating segment OEM partners currently include, among others, Dell Inc., or Dell. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 73% of our total net revenue in 2011 and 61% of our total net revenue for the three months ended March 31, 2012. We expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2012.We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.

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

For these and other reasons, our net revenue and results of operations for the three months ended March 31, 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2011 and in the three months ended March 31, 2012 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products for the remainder of 2012.

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

In the first quarter of 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan or the 2012 Plan that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. Substantially all of our 2012 Plan workforce reductions were completed by April 30, 2012.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three months ended March 31, 2012, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Negotiations continued with the material customer throughout the fourth quarter of 2011 into the first quarter of 2012. Based on the results of such ongoing negotiations, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are reported gross of any third-party recoveries.

Negotiations with the material customer are still ongoing. While no final settlement has been agreed-to by each party, we continue to maintain that our estimated liability remains at $5.5 million, resulting in no charge during the first quarter of 2012.

While our estimated liability relating to failed power supply units is subject to some uncertainty until settled, based on our current expectation of what the terms of the final negotiated settlement will stipulate, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from the material customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, we continue to maintain that we have legal recourse against this component supplier. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and subsequent to December 31, 2011, the supplier signed a letter of intent providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the signed letter of intent, the supplier has agreed to cash consideration of $1.2 million, of which $0.6 million will be received upon the subsequent signing of the Settlement Agreement, with the remainder to be received in four quarterly installments commencing three months from the date the Settlement Agreement is signed. Additionally, our supplier committed to product rebates and/or price concessions on post-2011 product orders for a period of approximately three years, commencing three months from the date of signing the Settlement Agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases. Based on our judgment, we increased the previously recorded current asset of $0.5 million within “Prepaid expenses and other assets” to $1.2 million as of December 31, 2011. There has been no change to the above facts and circumstances during the first quarter of 2012, as any final settlement with the component supplier is pending a final resolution to potential claims made against the Company by the material customer.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of March 31, 2012 we have not assumed or recorded any insurance reimbursement.

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

Long-lived asset impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. All long-lived assets identified with the Israel Technology Development Center, or ITC reporting unit are considered one asset group, and are included as a component of the “Standalone Storage Software” reportable segment. Recent events involving our ITC reporting unit resulted in a significant decline in actual and planned earnings.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believe the current valuations are appropriate. However, we will continue to assess the recorded long-lived asset valuation for Israel Technology Development Center in light of our decision to shut down operations.

Valuation of Goodwill

We review goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our ITC reporting unit, which was developing our AssuredUVS software, is a component of the Standalone Storage Software reporting segment identified in the notes to our consolidated financial statements. During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that they were changing their strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment charge to goodwill of $4.1 million during the year-ended December 31, 2011. No additional goodwill remains on the balance sheet of the Company as of March 31, 2012.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended March 31,
	2011	2012
Net revenue	100%	100%
Cost of goods sold	75.4	72.3

Gross profit	24.6	27.7

Operating expenses:
Research and development	16.2	18.2
Sales and marketing	6.2	6.5
General and administrative	4.8	5.6
Restructuring charge	(0.1)	1.0

Total operating expenses	27.1	31.3

Operating loss	(2.5)	(3.6)
Other income (expense), net	0.0	0.0

Loss before income taxes	(2.5)	(3.6)

Income tax expense	0.1	(0.2)

Net loss	(2.6)%	(3.4)%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2012

Net Revenue

	Three Months Ended March 31,
	2011	2012	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$49,174	$54,744	$5,570	11.3%

Net revenues increased approximately $5.6 million from $49.2 million for the three-months ended March 31, 2011 to $54.7 million for the three-months ended March 31, 2012. The increase in net revenue was primarily due to an approximate $8.8 million increase in revenue from Tektronix from $1.6 million for the three months ended March 31, 2011 to $10.4 million for the three months ended March 31, 2012. The increase in Tektronix revenue was the result of a spike in demand combined with fulfilling orders that were on backlog from the prior year. We do not anticipate revenue from Tektronix to exceed 10% in any other quarter in 2012.

This increase was partially offset by an approximately $4.1 million decrease in HP revenue from $37.3 million for the three months ended March 31, 2011 to $33.2 million for the three months ended March 31, 2012. The decrease in revenue from HP was due to a general decrease in demand and product mix. However, we expect sales to HP to continue to represent a substantial portion of our net revenue during 2012.

There were additional revenue changes which contributed to the fluctuation. Sales of our AssuredUVS and AssuredVRA products decreased from $1.3 million to $0.8 million for the three months ended March 31, 2011 and March 31, 2012, respectively, due to our decision to exit our Assured UVS business (see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements). Service revenue increased slightly from $2.4 million for three months ended March 31, 2011 to $2.5 million for the three months ended March 31, 2012. This increase was primarily attributable to an increase in spare part sales on legacy products. Sales to our channel partners doubled, increasing from $1.1 million for the three months ended March 31, 2011 to $2.2 million for the three months ended March 31, 2012. This was due to several large orders over the prior year’s quarter.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$37,072	75.4%	$39,570	72.3%	$2,498	6.7%
Gross Profit	$12,102	24.6%	$15,174	27.7%	$3,072	25.4%

Cost of goods sold increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of the increase in sales revenue, offset partially by increased incentive rebates from certain manufacturers.

Gross profit margin increased from 24.6% for the three months ended March 31, 2011 to 27.7% for the three months ended March 31, 2012. Gross profit margins benefited from manufacturing cost reductions, component cost reductions, including rebates and product and customer mix. Although sales to HP decreased from March 31, 2011 to March 31, 2012, the mix of sales in 2012 were at a slightly higher margin than those in 2011 which had an overall positive impact to our margin. Sales to HP approximated 75.9% of our net revenue for the three months ended March 31, 2011 compared to 60.7% of our net revenue for the three months ended March 31, 2012.

Furthermore, gross profit and gross margins for the three months ended March 31, 2012 were negatively impacted by increased manufacturing support costs which increased from $3.3 million for the three months ended March 31, 2011 to $3.6 million for the three months ended March 31, 2012. This was due primarily to increased salaries and stock compensation expense related to the Israel Technology Development Center for the three months ended March 31, 2012.

Research and Development Expenses

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$7,986	16.2%	$9,942	18.2%	$1,956	24.5%

Research and development expense increased $2.0 million to $10.0 million for the three months ended March 31, 2012 compared to $8.0 million for the three months ended March 31, 2011. This increase was primarily due to an increase in salaries and payroll related expenses for research and development personnel of $1.0 million, an increase in consulting expense of $0.3 million, an increase in stock-based compensation of $0.2 million, an increase in depreciation expense of $0.1 million, an increase in asset write-offs of $0.1 million and an increase of $0.3 million in maintenance, allocated costs and other miscellaneous costs. The increase in salaries and payroll related expense is the result of salary reductions in effect for the three months ended March 31, 2011 and their full re-instatement during the three months ended March 31, 2012. The increase in salaries is also a result of the incremental engineering investment the Company is making to service new customers and attract prospective customers, the development and launch of a mid-range product line in 2012 and next generation technologies. The increase in consulting expense is primarily the result of certain engineering functions being performed by consultants in India and an increase in the use of domestic engineering consultants to assist with certain strategic development projects. The increase in stock-based compensation is due to an overall increase in the number of equity-based stock options and awards outstanding in the first quarter of 2012 compared to the first quarter 2011. The increase in depreciation expense is the result of additional capital expenditures for our Longmont and Israel engineering labs. The increase in asset write-offs is related to assets being written-off in conjunction with the shutdown of the Israel Technology Development Center (see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements). The increase in maintenance and allocated costs were primarily the result of increased support costs for acquired software and equipment.

We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,033	6.2%	$3,533	6.5%	$500	16.5%

Sales and marketing expense increased approximately $0.5 million to $3.5 million for the three months ended March 31, 2012 compared to $3.0 million for the three months ended March 31, 2011. This increase was primarily due to an increase in credit card fees of $0.3 million, associated with a specific customer that remits payments to us through a credit card, an increase in commissions and sales bonuses of $0.1 million and an increase in evaluation unit expenses of $0.1 million. The increase in customer-related credit card fees is the result of increased sales to customers that remit payment to us using a credit card for which we are charged a fee by our bank to process the credit card transaction. The increase commissions and sales bonuses was primarily the result of an increase in net revenue. The increase in evaluation unit expenses was due to an increase in customer interest in new products.

General and Administrative Expenses

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$2,341	4.8%	$3,068	5.6%	$727	31.1%

General and administrative expenses increased approximately $0.7 million to $3.1 million for the three months ended March 31, 2012 compared to $2.3 million for the three months ended March 31, 2011. This increase was due to the change in foreign currency gains and losses of $0.3 million, an increase in salaries and payroll related expenses of approximately $0.1 million, an increase in consultant fees of $0.1 million, a $0.1 million increase in professional service fees and a $0.1 million increase in stock-based compensation. The increase in foreign currency gains and losses resulted from the changes in the value of the Euro, British Pound, Israeli Shekel and Japanese Yen in relation to the United States dollar. The increase in salaries and payroll expenses were a result of salary reductions in effect for the three months ended March 31, 2011 and their full re-instatement during the three months ended March 31, 2012. The increase in consultant fees was related to filling in for departmental turnover. The increase in professional services fees was due to specific projects to review asset impairment and software license compliance. The increase in stock-based compensation is due to an overall increase in the number of equity-based stock options and awards outstanding in the first quarter of 2012 compared to the first quarter 2011.

Restructuring Charge (Recoveries)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recovery)	$(41)	(0.1)%	$601	1.0%	$642	15.7%

Restructuring expenses increased $0.6 million for the three months ended March 31, 2012 compared to $0.0 million for the three months ended March 31, 2011. This increase relates to management’s decision to shut down the Israel Technology Development Center. This increase was somewhat offset by the reimbursement of common area maintenance expenses related to the Carlsbad, CA building lease. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income (Expense), net

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(4)	0.0%	$11	0.0%	$15	375.0%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items Other income increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of income generated from a miscellaneous transaction.

Income Taxes

We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2012 and an income tax provision of $0.1 million for the three months ended March 31, 2011. Our benefit for income taxes primarily represents the reversal of a liability related to a foreign entity.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net losses, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if we grant them extended payment terms. Our accounts payable increase or decrease in connection with changes in volumes as well as our cash conservation strategies.

As of March 31, 2012, we had $41.4 million of cash and cash equivalents and $40.2 million of working capital compared to $46.2 million of cash and cash equivalents and $41.4 million of working capital as of December 31, 2011. The decrease in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2012 was $4.3 million compared to $1.0 million of cash provided by operations for the three months ended March 31, 2011. The operating activities that affected cash consisted primarily of a net loss, which totaled $1.9 million for the three months ended March 31, 2012 compared to a net loss of $1.3 million for the three months ended March 31, 2011. The increase in our net loss was primarily attributable to increased operating costs, the majority of which were due to increased engineering costs as we continue to invest in new and prospective customers, in our next generation technologies and in our mid-range storage array products scheduled for launch in 2012, and to provide more differentiated entry-level products for both OEM and channel customers.

The adjustments to reconcile net loss to net cash provided by operating activities for the three months ended March 31, 2012 for items that did not affect cash consisted of depreciation and amortization of $1.1 million, loss on the write-off of fixed assets of $0.1 million and stock-based compensation expense of $1.1 million.

Cash flows from operations reflects the negative impact of $3.5 million related to an increase in accounts receivable, which was primarily due to an increase in revenue from Tektronix particularly at the end of the first quarter and other OEM and software customers, offset by a decrease in the number of days sales outstanding, which decreased from 62 days at the end of the fourth quarter of 2011 to 58 days at the end of the first quarter of 2012. Cash flows from operations also reflects the negative impact of $5.3 million related to an overall increase in prepaid expenses and other assets at March 31, 2012, which was primarily due to our contract manufacturer buying hard disk drives that were in short supply and that we had sourced from the open market. Accrued compensation and other expenses also negatively impacted the cash from operations by $1.3 million due to settling a large invoice for software licenses and a significant decrease in the employee stock purchase plan accrual. Deferred revenue had a $0.1 million negative impact to cash from operations due to the reduction in prepaid maintenance agreements related to our AssuredUVS technology which we will no longer support after 2012.

Cash flows from operations reflect a positive impact of $4.5 million due to an increase in our accounts payable balance, which is also reflected in our days payable outstanding which increased from 75 days to 82 days as we implemented certain cash preservation measures. Inventories decreased from March 31, 2011 to March 31, 2012, contributing $0.5 million to cash from operations. This decrease was primarily due to increased sales of controllers to a specific customer along with multiple other transactions which, individually, are not significant, but contributed to the decrease. These include purchase price variances and accrual reversals from the prior period.

Cash flows from operations also include an increase in our restructuring accrual of $0.4 million which is due primarily to recording the net expense related to shutting down the Israel Technology Development Center, offset by continued reductions in our 2008 Plan and 2010 Plan contractual commitments. In addition, we used $0.1 million of cash from operations for long-term liabilities primarily resulting from deferred rent amortization.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 was approximately $0.3 million compared to $0.6 million for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners to produce our products and for equipment used in our Longmont engineering lab.

Financing Activities

Cash used by financing activities for the three months ended March 31, 2012 was approximately $0.0 million compared to cash provided by financing activities of $0.3 million for the three months ended March 31, 2011. Cash provided by financing activities for the three months ended March 31, 2012 was due to the sale of stock to employees under our employee stock plans of $0.5 million, which was partially offset by $0.4 million of tax liability payments made by Dot Hill associated with employee equity awards and $0.1 million for the ongoing pay-down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months. However, our capital resources could be negatively impacted by unforeseen future events.

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

Negotiations continued with the material customer throughout the fourth quarter of 2011 into the first quarter of 2012. Based on the results of such ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are reported gross of any third-party recoveries.

During the first quarter-ended March 31, 2012, we continued negotiations with the customer through the second quarter of 2012. While no final settlement has been agreed-to by each party, we continue to maintain that our estimated liability remains at $5.5 million, resulting in no charge during the first quarter of 2012.

While our estimated liability relating to failed power supply units is subject to some uncertainty until settled, based on our current expectation of what the terms of the final negotiated settlement will stipulate, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

During the second quarter of 2011, based on the advice of legal counsel, we established that our component supplier is contractually obligated to reimburse us for fair and reasonable costs we incur with our customers associated with these power supply failures. Our component supplier had continued to re-work and distribute to the material customer the affected population of power supplies at no cost to us. In addition, at the time, our collection experience with similar amounts already reimbursed to us by our supplier and our belief that our component supplier and its parent companies had the financial ability to continue to reimburse us for any additional costs we may incur, we recorded a current asset within “Prepaid expenses and other assets” on our consolidated balance sheet of $1.3 million as of June 30, 2011.

During the third quarter of 2011, as the claims from the material customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. While we have not agreed to an amount to cover the costs associated with replacing customers’ power supplies, we continue to maintain that we have legal recourse against this component supplier. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and subsequent to December 31, 2011, the supplier signed a letter of intent providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the signed letter of intent, the supplier has agreed to cash consideration of $1.2 million, of which $0.6 million will be received upon the subsequent signing of a settlement agreement, with the remainder to be received in four quarterly installments commencing three months from the date a settlement agreement is signed. Additionally, our supplier committed to product rebates and/or price concessions on post-2011 product orders for a period of approximately three years, commencing three months from the date of signing a settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases. Based on our judgment, we increased the previously recorded current asset of $0.5 million within “Prepaid expenses and other assets” to $1.2 million as of December 31, 2011. There has been no change to the above facts and circumstances during the first quarter of 2012, as any final settlement with the component supplier is pending a final resolution to potential claims made against the Company by the material customer.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of March 31, 2012 we have not assumed or recorded any insurance reimbursement.

To the extent that we are unsuccessful in negotiating settlement agreements with the material customer and our component supplier on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements.

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

During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial condition had deteriorated. The customer also informed us that the AssuredUVS software would no longer be a component of its business strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate of 85% of eligible accounts receivable. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000. As of March 31, 2012 we had no outstanding letters of credit. As of March 31, 2012, there were no amounts outstanding under the Silicon Valley Bank line of credit.

At March 31, 2012, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off — Balance Sheet Arrangements

At March 31, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our March 31, 2012 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of March 31, 2012, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the three months March 31, 2012 were the Euro, British Pound, Japanese Yen and the Israeli Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.4 million in foreign currency transaction losses during the three months ended March 31, 2012, primarily resulting from the re-measurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $1.0 million.

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

Item 1A. Risk Factors

The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 57% of our net revenue for the year ended December 31, 2010, 73% of our net revenue for the year ended December 31, 2011 and 61% of our net revenue for the three months ended March 31, 2012. We expect HP will represent much greater than 10% of our overall net revenue for the year ending December 31, 2012. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

Going forward, we expect to generate additional revenue from our indirect channel sales, from sales of our AssuredUVS and AssuredVRA products and from potential new OEM customers. However, if we are unable to generate sufficient revenue and gross profit from these sources , our financial results could be harmed.

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

Our products may contain undetected errors, or failures that become epidemic failures, which may be discovered after shipment, resulting in a loss of net revenue, an increase in costs to rework or replace failed products, product liability claims, a tarnished reputation, a loss of customers, or a loss or delay in market acceptance of our products, any of which could harm or disrupt our business. Product failures or recalls could be the result of components purchased from our suppliers not meeting the required specifications or containing undetected quality errors and manufacturing defects or from our own design deficiencies.

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

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of March 31, 2012, we have not assumed or recorded any insurance reimbursement.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center. We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believe the current valuations are appropriate. However, we will continue to assess the recorded long-lived asset valuation for Israel Technology Development Center in light of our decision to shut down such operations.

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

Our smaller customers may not be as well capitalized as, nor do they have the financial resources of, our larger customers. In addition, sales to all our customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of their liquidity constraints or because they are awaiting payment from their customers, or other factors beyond our control, which could increase our exposure to losses from bad debts or increase accounts receivable, and thus reduce cash.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Infortrend, Promise Technology, Inc., or Promise, NEC and NetApp as a result of its acquisition of LSI’s Engenio Division in May 2011. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products.

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

In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Such forecasts have not historically demonstrated a high degree of accuracy. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.

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

For the three months ended March 31, 2012 we incurred a net loss of $1.9 million. For the year ended December 31, 2011 we incurred a net loss of $22.0 million. For the year ended December 31, 2010 we incurred a net loss of $13.3 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2012. Consequently, we cannot assure you that we will be profitable in any future period.

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

In the second quarter of 2010, our management approved, committed to and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included, among other things, severance and related costs for the reduction of approximately 10% of our workforce, a 10% salary reduction for all employees at or above the vice-president level and a 5% salary reduction for certain other employee groups. As of December 31, 2011, we had restored a limited number of employee salaries for retention purposes, and had restored all employee salaries to their pre-2010 Plan levels by January 31, 2012. As a result of these actions, we may experience higher employee attrition rates, which would require us to locate and hire suitable replacements and could cause our business to be harmed.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by our internal policies and procedures, or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, financial condition or results of operations

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

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

Item 6. Exhibits

The following exhibits are included as part of this quarterly report on Form 10-Q:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2010, among Dot Hill Systems Corp., Telluride Acquisition Sub, Inc., Cloverleaf Communications Inc., Cloverleaf Communications (Israel) Ltd., Cloverleaf Communications Corporation (BVI) and E. Shalev Management 2000 (1999) Ltd. (1)

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.3	Form of Common Stock Certificate. (4)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)

4.5	Form of Rights Certificate. (5)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)

10.1	2009 Equity Incentive Plan, as amended.†

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management or compensatory plan or arrangement
(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: May 10, 2012

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 10, 2012

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)