Form 10-Q
period 2012-06-30
DOT HILL SYSTEMS CORP
filed 2012-08-08
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-13317
_______________________________
DOT HILL SYSTEMS CORP.
(Exact name of registrant as specified in its charter)
 _______________________________

Delaware	13-3460176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1351 S. Sunset Street, Longmont, CO	80501
(Address of principal executive offices)	(Zip Code)
(303) 845-3200
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
_______________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 58,210,542shares of common stock, $0.000 par value, outstanding as of July 31, 2012.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2012

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2011	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$46,168	$40,499
Accounts receivable, net	31,697	27,085
Inventories	5,251	4,656
Prepaid expenses and other assets	7,896	4,681
Total current assets	91,012	76,921
Property and equipment, net	4,972	5,696
Intangible assets, net	2,601	245
Other assets	294	308
Total assets	$98,879	$83,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,434	$23,045
Accrued compensation	5,049	4,840
Accrued expenses	10,860	7,889
Deferred revenue	883	1,480
Restructuring accrual	1,328	1,139
Current portion of long-term note payable	71	—
Total current liabilities	49,625	38,393
Other long-term liabilities	552	961
Total liabilities	50,177	39,354
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2011 and June 30, 2012	—	—
Common stock, $.001 par value, 100,000 shares authorized, 57,699 and 58,245 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	58	58
Additional paid-in capital	321,681	323,672
Accumulated other comprehensive loss	(3,662)	(3,623)
Accumulated deficit	(269,375)	(276,291)
Total stockholders’ equity	48,702	43,816
Total liabilities and stockholders’ equity	$98,879	$83,170
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
NET REVENUE	$53,179	$47,768	$102,353	$102,512
COST OF GOODS SOLD	39,984	36,813	77,056	76,383
GROSS PROFIT	13,195	10,955	25,297	26,129
OPERATING EXPENSES:
Research and development	8,946	9,677	16,932	19,619
Sales and marketing	3,649	3,380	6,682	6,913
General and administrative	2,437	2,473	4,778	5,541
Restructuring charge (recovery)	37	73	(4)	674
Total operating expenses	15,069	15,603	28,388	32,747
OPERATING LOSS	(1,874)	(4,648)	(3,091)	(6,618)
OTHER INCOME:
Interest expense, net	(5)	(7)	(11)	—
Other Income, net	(1)	7	1	11
Total other income (expense), net	(6)	—	(10)	11
LOSS BEFORE INCOME TAXES	(1,880)	(4,648)	(3,101)	(6,607)
INCOME TAX EXPENSE	65	400	115	309
NET LOSS	$(1,945)	$(5,048)	$(3,216)	$(6,916)
NET LOSS PER SHARE:
Basic and diluted	(0.04)	(0.09)	(0.06)	(0.12)
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	54,737	56,934	54,536	56,484
COMPREHENSIVE LOSS:
Net loss	$(1,945)	$(5,048)	$(3,216)	$(6,916)
Foreign currency translation adjustment	(19)	(36)	(28)	39
Comprehensive loss	$(1,964)	$(5,084)	$(3,244)	$(6,877)
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2012
Cash Flows From Operating Activities:
Net loss	$(3,216)	(6,916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,164	1,959
Provision for bad debt expense	—	25
Stock-based compensation expense	2,537	2,076
Write-off of intangible assets	—	1,647
Write-off of property and equipment	—	244
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	4,298	4,582
Inventories	2,050	595
Prepaid expenses and other assets	(850)	3,194
Accounts payable	(5,305)	(9,162)
Accrued compensation and other expenses	1,254	(3,152)
Deferred revenue	23	602
Restructuring accrual	(481)	(189)
Other long-term liabilities	(355)	412
Net cash provided by (used in) operating activities	2,119	(4,083)
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,578)	(1,425)
Net cash used in investing activities	(1,578)	(1,425)
Cash Flows From Financing Activities:
Principal payment on note payable	(136)	(71)
Shares withheld for tax purposes	(343)	(533)
Proceeds from sale of stock to employees	742	448
Net cash provided by (used in) financing activities	263	(156)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28)	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	776	(5,669)
Cash and Cash Equivalents, beginning of period	45,732	46,168
Cash and Cash Equivalents, end of period	46,508	40,499
Supplemental Disclosures of Non-Cash Investing Activities:
Property and equipment acquired but not yet paid	$164	811
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments and certain write offs in the carrying value of our long-term assets) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2012.

Use of Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, recurring and specific issue warranty obligations (see Note 5), the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, goodwill and other intangibles, as well as any other assets and liabilities acquired and accounted for under the purchase method of accounting for business combinations. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, accruals for restructuring and valuation allowance for deferred tax assets. Actual results may differ from these estimates and such differences could be material.

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

Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
HP	77%	72%	77%	66%
Tektronix	5	7	4	13
Other customers less than 10%	18	21	19	21
Total	100%	100%	100%	100%

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

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consist of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010 with an original carrying value of $5.0 million and property and equipment of $1.2 million.

Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment comprised mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, had been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value. It was depreciated over a 3 – 5 year estimated useful life.

Intangible assets consisted primarily of acquired software of $4.9 million and a trade name of $0.1 million. We determined the fair value of the acquired software by estimating the replacement cost of the software, taking into account both the software as acquired and subsequent development work, as well as the business alternatives we were considering and the corresponding value of the software in these alternative approaches. We estimated the value of the software based on the probabilities of each of the business alternatives. We determined the fair value of the trade name using an income approach and considered the fact that the software’s trade name at the time of acquisition was no longer being used. All estimates were based on management using appropriate assumptions and projections.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 6). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believed that the valuations at that date were appropriate.

During the second quarter of 2012, we explored the potential sale of the AssuredUVS business but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment charge to goodwill of $4.1 million during the year ended December 31, 2011. No additional goodwill remains on the balance sheet of the Company as of June 30, 2012.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Bad debt expense was $0.0 million and $0.0 million for the six months ended June 30, 2011 and 2012, respectively.

Balance sheet details are as follows, (in thousands):

	June 30, 2011	June 30, 2012
Balance, beginning of the year	$—	$203
Additions to allowance	—	25
Balance, quarter ended	$—	$228

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

2. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2011 or 2012 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	June 30, 2011		June 30, 2012
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	7,254,690	$0.47 - $16.36	9,298,263	$0.47 - $16.36
Unvested stock awards	2,303,779	$—	1,132,568	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2011	June 30, 2012
Purchased parts and materials	$3,994	$2,982
Finished goods	1,257	1,674
Total inventory	$5,251	$4,656

Inventories are valued at the lower of cost (first-in, first-out method) or market value. The valuation of production inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our markets are volatile, subject to technological risks and price changes and inventory reduction programs by our customers. In addition, we are required to make last time buys of certain components on occasion. These factors result in a risk that we will forecast incorrectly and purchase excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material effect on our financial statements. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes establish a new cost basis for the inventory. When we sell or dispose of reserved inventory the new cost basis is charged to cost of sales. Service inventory is amortized ratably over the estimated life of the related product series.

4. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2011
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(3,477)	$779
NAS technology	3 years	214	(214)	—
Software	3 years	2,050	(228)	1,822
Total intangible assets		$6,520	$(3,919)	$2,601

		June 30, 2012
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,011)	245
Total intangible assets		$4,256	$(4,011)	$245

As of December 31, 2011, we recorded a $2.8 million impairment of our acquired internally developed software and $0.1 million impairment of our trade name (see Note 1). Effective with the February 6, 2012 announced restructuring plan, the AssuredUVS product family would no longer be marketed to customers and the underlying UVS technology would either be disposed of through a sale to a potential acquiror or, in the event a buyer could not be located, abandoned. Accordingly, the acquired software was temporarily idled, and no additional amortization expense incurred subsequent to the February 6, 2012 announcement of the 2012 restructuring plan. In accordance with ASC 350, we evaluated the software for impairment as of February 6, 2012. At the time of that evaluation we were actively marketing the software for sale and believed the cash flows from a potential sale would have recovered the recorded book value. We continued actively marketing the software through June 2012. However, we were unsuccessful and all efforts toward locating a potential acquirer ceased as of June 30, 2012. Accordingly, we recognized an impairment for the remaining $1.6 million of acquired software as a component of cost of goods sold as of June 30, 2012. Additionally, we expect to report the underlying business as discontinued operations commencing in the third quarter of 2012. Amortization expense related to intangible assets totaled $0.5 million, $0.3 million, $1.0 million and $0.7 million for the three and six months ended June 30, 2011 and 2012, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2012 is as follows (in thousands):

2012 (Remaining 3 months)	$245
Thereafter	—
Total	$245

5. Product Warranties

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

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first half of 2012. Based on the results of ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are reported gross of any third-party recoveries.

A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million, and an estimated remaining liability of approximately $3.5 million as of June 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.6 million upon the subsequent signing of the settlement agreement, with the remaining $0.6 million to be received in four quarterly installments commencing three months from the date of the signed settlement agreement. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of June 30, 2012 we have not assumed or recorded any insurance reimbursement.

To the extent our settlement agreements with our customer and our component supplier are not on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements and liquidity.

Our warranty accrual and cost activity is as follows as of and for the three and six months ended June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Balance, beginning of period	$881	$6,930	$982	$6,871
Charges to operations	1,781	48	2,265	416
Deductions for costs incurred	(506)	(2,199)	(1,091)	(2,508)
Balance, end of period	$2,156	$4,779	$2,156	$4,779

The table above includes $5.5 million of charges recorded to cost of sales in the second, third and fourth quarters of 2011 related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies. The table above does not include the corresponding $1.2 million benefit recorded within cost of sales in 2011 related to the current asset established for the recovery of such costs incurred by our customer which are to be reimbursed to us by our component supplier. There were no additional charges recorded during the first or second quarters of 2012 related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies. We paid $2.0 million to our material customer as part of the settlement agreement entered into during the second quarter of 2012.

6. Restructuring

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

All of the 2008 Plan activity relates to our storage systems operating segment.

The following table summarizes our 2008 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance, beginning of period	$1,212
Restructuring plan expense	29
Adjustments to restructuring plan	(73)
Cash payments	(400)
Accrued restructuring balance, end of period	$768

The adjustment to the 2008 Plan resulted from certain credits received in the first quarter 2012 for previously paid common area maintenance (CAM) charges relating to our lease of the Carlsbad, California facility. We recorded this benefit as a reduction of restructuring expense, which is presented as a separate component within operating expenses.

During July 2012, we signed an amendment to our lease of the Carlsbad facility abating approximately $0.2 million in rent and other operating expenses in lieu of allowing the landlord to use the facility for the remainder of the lease term.

2010 Plan

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan includes severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intend to terminate approximately 26 employees located in the United States, of which 25 have been terminated as of September 30, 2011. We expect to incur approximately $0.4 million in severance-related costs, all of which were recognized as of December 31, 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. The remainder of the severance and related restructuring costs attributable to our 2010 Plan were paid out in the third quarter of 2011.

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

The majority of the 2010 Plan activity relates to our storage systems operating segment.

Contract Termination and Other Associated Costs
Accrued restructuring balance, beginning of period	$116
Restructuring plan expense	3
Adjustments to restructuring plan	(4)
Cash payments	(41)
Accrued restructuring balance, end of period	$74

The adjustment to the 2010 Plan resulted from certain credits received in the first quarter 2012, for previously paid CAM charges relating to our lease of the Carlsbad, California facility. We recorded this benefit as a reduction of restructuring expense, which is presented as a separate component within operating expenses.

2012 Plan

In the first quarter 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. As a result of these actions, we intend to terminate approximately 32 employees located in our Israel Technology Development Center, of which 24 have been terminated as of June 30, 2012. As part of our efforts to attract a potential buyer of the UVS technology, we retained through July 2012 certain of our key Israeli employees with expertise on designing, building and maintaining the UVS technology. We expect to incur a total of approximately $0.4 million in severance-related costs. Accrued severance-related costs are recorded in the restructuring accrual line on our unaudited consolidated balance sheets. The majority of severance related restructuring costs attributable to our 2012 plan were paid out in the second quarter of 2012, with the remainder expected to be fully paid in the third quarter of 2012. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012.

As part of the 2012 Plan, we also expect to incur approximately $0.4 million in contract termination costs for facility lease and other associated costs that we continue to incur without economic benefit, as we exited our Petah Tivka, Israel facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay the majority of the contract lease termination costs over the remainder of the facility lease term ending in December 2012. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term. Approximately $0.1 million of our contractual commitments are expected to remain obligations of the Company through December 2013.

The majority of the activities comprising the 2012 Plan are expected to be completed by the end of 2012.

The following table summarizes our 2012 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance, beginning of period	$—	$—	$—
Restructuring plan charges	355	366	721
Reclass of customer deposits	—	150	150
Cash payments	(281)	(293)	(574)
Accrued restructuring balance, end of period	$74	$223	$297

As part of the 2012 Plan, the Company announced that it will no longer support the UVS product effective March 31, 2013. The adjustment to the 2012 Plan represents customer prepaid UVS maintenance agreements for terms covering periods after March 31, 2013, that we expect will require future refunds to those customers impacted by this decision. As these were previously recognized as a component of deferred revenue, there was no impact to earnings, but this adjustment reflects a reclass within the balance sheet as of June 30, 2012.

7. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000.

During the second quarter of 2012, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2015 and amended certain other terms of the credit agreement, which we do not believe materially impacts our financial position. As of June 30, 2012 we had no outstanding letters of credit and there were no amounts outstanding under the Silicon Valley Bank line of credit.

8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$46,168	$46,168	—	—	—

		Fair Value Measurements Using
Description	June 30, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,499	$40,499	—	—	—

The short-term nature of our all of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I and Level II inputs for any of our assets measured on a recurring basis during the reporting period.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and contingent consideration due to Ciprico, Inc., or Ciprico, in connection with the acquisition of certain intangible assets, approximate their fair values due to their short maturities.

The following disclosures relate to financial instruments for which the ending balances at June 30, 2012 and December 31, 2011, are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheets (in thousands). These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents at December 31, 2011 and June 30, 2012, respectively (in thousands).

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Accounts receivable	31,697	—	31,697	—	—
Accounts payable	31,434	—	31,434	—	—
Notes payable	71	—	71	—	—
Contingent consideration due to Ciprico	100	—	100	—	—

		Fair Value Measurements Using
Description	June 30, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Accounts receivable	27,085	—	27,085	—	—
Accounts payable	23,045	—	23,045	—	—

The short-term nature of our all of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates.

The note payable owed to the former owners of Ciprico was initially determined by discounting both principal and interest cash flows expected to be paid using a discount rate for similar instruments with adjustments we believe a market participant would consider in determining fair value. As the final installment of this note payable was settled in the first quarter 2012 the short-term nature is such that the carrying value approximates market value.

Our contingent consideration to the former owners of Ciprico included assumptions about estimated future sales of our AssuredVRA technology over the agreed-upon royalty term, of which approximately 6.67% was to be paid to Ciprico under the royalty agreement. This valuation is sensitive to changes in customer demand and forecasted sales of our AssuredVRA technology through March 31, 2012. The final installment of this obligation was settled in the second quarter of 2012 and the short-term nature is such that the carrying value approximates market-value. There were no transfers between Level I and Level II inputs for any of our assets measured on a recurring basis during the reporting period.

9. Commitments and Contingencies

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims could have a material effect on our financial statements. Historically the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.

10. Segment Information

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

Geographic Revenues

Net revenue is recorded in the geographic area in which the sale is originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Net revenue:
United States	$52,594	$47,402	$100,665	$101,529
Europe	14	4	59	9
Asia	571	363	1,629	975
	$53,179	$47,769	$102,353	$102,513

11. Subsequent Events
In July 2012, a technology partner notified us of a dispute regarding royalties paid to it for the right to include their technology in certain products sold by us under an intellectual property licensing agreement. This claim relates to certain sales during the period from June 2006 to August 2011. We are reviewing this claim, but cannot at this stage in the process determine the likelihood of the outcome. Our initial estimate of our potential exposure ranges between $0.0 million and $1.9 million.

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

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2011 or in the three months ended March 31, 2012. Although sales of our AssuredVRA products increased in 2011, such sales do not represent a significant percentage of our total net revenue for the three and six months ended June 30, 2012.

We have decided to expand our routes to market beyond our focus on OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We continued to expand our channel program in 2011 and we believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2011 and in the first six months of 2012.

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

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 73% of our total net revenue in 2011 and 66% of our total net revenue for the six months ended June 30, 2012. We expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2012.We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.

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

For these and other reasons, our net revenue and results of operations for the three and six months ended June 30, 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2011 and in the three and six months ended June 30, 2012 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products for the remainder of 2012.

We derive the majority of our net revenue primarily from sales of our Series 2000 and 3000 family of products, which are included in our AssuredSAN product line within the storage systems operating segment.

Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation and amortization of equipment and intangible assets used in the production and service departments, production facility rent and allocation of overhead as well as manufacturing variances and freight.

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

In the first quarter of 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan or the 2012 Plan that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three and six months ended June 30, 2012, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us and reimbursed us for our out-of-pocket costs which has constituted a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

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

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first half of 2012. Based on the results of ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are reported gross of any third-party recoveries.

A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million and an estimated remaining liability of approximately $3.5 million as of June 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.6 million upon the subsequent signing of the settlement agreement, with the remaining $0.6 million to be received in four quarterly installments commencing three months from the date of the signed settlement agreement. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of June 30, 2012 we have not assumed or recorded any insurance reimbursement.

To the extent our settlement agreements with our customer and our component supplier are not on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements and liquidity.

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

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consist of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010 with an original carrying value of $5.0 million and property and equipment of $1.2 million.

Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment comprised mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, had been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value. It was depreciated over a 3 – 5 year estimated useful life.

Intangible assets consisted primarily of acquired software of $4.9 million and a trade name of $0.1 million. We determined the fair value of the acquired software by estimating the replacement cost of the software, taking into account both the software as acquired and subsequent development work, as well as the business alternatives we were considering and the corresponding value of the software in these alternative approaches. We estimated the value of the software based on the probabilities of each of the business alternatives. We determined the fair value of the trade name using an income approach and considered the fact that the software’s trade name at the time of acquisition was no longer being used. All estimates were based on management using appropriate assumptions and projections.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believed that the valuations at that date were appropriate.

During the second quarter of 2012, we explored the potential sale of the AssuredUVS business but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates. The valuation resulted in the recognition of an impairment charge to goodwill of $4.1 million during the year ended December 31, 2011. No additional goodwill remains on the balance sheet of the Company as of June 30, 2012.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.2	77.1	75.3	74.5
Gross profit	24.8	22.9	24.7	25.5
Operating expenses:
Research and development	16.8	20.3	16.5	19.1
Sales and marketing	6.9	7.1	6.5	6.7
General and administrative	4.6	5.2	4.7	5.4
Restructuring charge	0.1	0.2	—	0.7
Total operating expenses	28.4	32.8	27.7	31.9
Operating loss	(3.6)	(9.9)	(3.0)	(6.4)
Other income (expense), net	—	—	—	—
Loss before income taxes	(3.6)	(9.9)	(3.0)	(6.4)
Income tax (benefit) expense	0.1	0.8	0.1	0.3
Net loss	(3.7)%	(10.7)%	(3.1)%	(6.7)%

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2012

Net Revenue

	Three Months Ended June 30,
	2011	2012	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$53,179	$47,768	$(5,411)	(10.2)%

	Six Months Ended June 30,
	2011	2012	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$102,353	$102,512	159	0.2%

Net revenues decreased approximately $5.4 million from $53.2 million for the three months ended June 30, 2011 to $47.8 million for the three months ended June 30, 2012. The decrease in net revenue was primarily due to an approximate $6.7 million decrease in revenue from HP from $41.0 million for the three months ended June 30, 2011 to $34.3 million for the three months ended June 30, 2012. However, we expect sales to HP to continue to represent a substantial portion of our net revenue during 2012. This decrease was offset by an increase in sales to our smaller customers. Sales to HP approximated 77% of our net revenue for the three months ended June 30, 2011 compared to 72% of our net revenue for the three months ended June 30, 2012.

Net revenues for the six months ended June 30, 2011 to June 30, 2012 were relatively flat, increasing $0.2 million from $102.4 million to $102.5 million, respectively. However, there were significant customer fluctuations within this period. Revenues from HP decreased from $78.3 million for the six months ended June 30, 2011 compared to $67.5 million for the six months ended June 30, 2012, a decline of $10.8 million. However, we expect sales to HP to continue to represent a substantial portion of our net revenue during 2012. Sales to HP approximated 77% of our net revenue for the six months ended June 30, 2011 compared to 66% of our net revenue for the six months ended June 30, 2012. The decrease in sales to HP as a percentage of total sales for the six months ended June 30, 2012 was due primarily to an increase in sales to Tektronix during the first six-months of 2012. The increase in Tektronix offset some of the decline in HP sales, and was the result of a spike in demand combined with fulfilling orders that were on backlog from the prior year. As anticipated, Tektronix revenue did not exceed 10% of total revenue in the second quarter of 2012 and we do not anticipate it exceeding 10% in any quarter for the remainder of 2012.

There were additional revenue changes which contributed to the fluctuation in the second quarter. Sales of our AssuredUVS and AssuredVRA products decreased from $1.4 million to $0.5 million for the three months ended June 30, 2011 and June 30, 2012, respectively, primarily due to our decision to exit our Assured UVS business (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). Sales to our channel partners increased from $1.7 million for the three months ended June 30, 2011 to $2.4 million for the three months ended June 30, 2012. This was due to the increase in the number of resellers offering our products to end-users, as we have continued to focus on developing this line of business.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$39,984	75.2%	$36,813	77.1%	$(3,171)	(7.9)%
Gross Profit	$13,195	24.8%	$10,955	22.9%	$(2,240)	(17.0)%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$77,056	75.3%	$76,383	74.5%	$(673)	(0.9)%
Gross Profit	$25,297	24.7%	$26,129	25.5%	$832	3.3%

Cost of goods sold decreased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily as a result of the mix of sales revenue and incentive rebates from certain suppliers. However, this was offset by the write-down of the remaining UVS software asset of $1.6 million related to our decision to shut down the Israel Technology Development Center (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

Gross profit margin decreased from 24.8% for the three months ended June 30, 2011 to 22.9% for the three months ended June 30, 2012. Gross profits declined mostly due to the write-down of the UVS software asset in the second quarter of 2012 (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). However, gross profit margins benefited from manufacturing cost reductions, component cost reductions, including rebates and product and customer mix. Gross profit and gross margins for the three months ended June 30, 2012 were also positively impacted by decreased manufacturing overhead costs which decreased from $4.3 million for the three months ended June 30, 2011 to $3.9 million for the three months ended June 30, 2012, excluding the $1.6 million UVS software asset write-down. This was due primarily to decreased operating costs at our Israel Technology Development Center (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

Gross profit margin increased from 24.7% for the six months ended June 30, 2011 to 25.5% for the six months ended June 30, 2012. Gross profit margins benefited from manufacturing cost reductions, component cost reductions, including rebates and product and customer mix. Although sales to HP decreased from the six months ended June 30, 2011 to the six months ended June 30, 2012, the mix of sales in 2012 were at a slightly higher margin than those in 2011 which had an overall positive impact to our margin. Furthermore, gross profit and gross margins for the six months ended June 30, 2012 were positively impacted by decreased manufacturing support costs which decreased from $8.8 million for the six months ended June 30, 2011 to $7.4 million for the six months ended June 30, 2012, excluding the $1.6 million UVS software asset write-down in the second quarter of 2012 (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). This decrease was due primarily to improved manufacturing variances.

Research and Development Expenses

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$8,946	16.8%	$9,677	20.3%	$731	8.2%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$16,932	16.5%	$19,619	19.1%	$2,687	15.9%

Research and development expense increased $0.7 million to $9.7 million for the three months ended June 30, 2012 compared to $8.9 million for the three months ended June 30, 2011. The increase was primarily due to an increase of $0.3 million in maintenance and allocated costs, a $0.1 increase in consulting costs, a $0.1 increase in depreciation expense, a $0.1 increase in salaries and payroll and a $0.4 million increase in project materials expense. This was offset by a $0.2 million decrease in stock-based compensation and a $0.1 million decrease in facility costs. The increase in maintenance and allocated costs was primarily the result of increased support costs for acquired software and equipment. The increase in consulting expense is primarily the result of certain engineering functions being performed by consultants in India and an increase in the use of domestic engineering consultants to assist with certain strategic development projects. The increase in depreciation expense, salaries and payroll expense, and project materials is the result of the acquisition of materials and additions to staff to support projects involved on strategic development projects. The decline in stock-based compensation was due to an increased emphasis on the use of stock options versus unvested stock awards, reducing the overall value of more recent grants. In addition, certain performance based stock awards granted in 2011 failed to meet their performance targets in the second quarter of 2012, resulting in a reversal of previously recognized stock-based compensation in prior reporting periods. The decrease in facility costs is due to the shutdown of the Israel Technology Development Center (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

Research and development expense increased $2.7 million to $19.6 million for the six months ended June 30, 2012 compared to $16.9 million for the six months ended June 30, 2011. This increase was primarily due to an increase in salaries and payroll related expenses for research and development personnel of $1.0 million, an increase in consulting expense of $0.5 million, an increase in depreciation expense of $0.2 million, a $0.5 million increase in project materials, a $0.2 million increase in software and maintenance costs and a $0.5 million increase in allocated costs. These increases were offset by a decrease in stock-based compensation of $0.1 million and a $0.1 million decrease in facility costs. The increase in salaries and payroll related expense is the result of salary reductions in effect for the six months ended June 30, 2011 and their full reinstatement during the six months ended June 30, 2012. The increase in salaries expense is also the result of increased headcount focused on strategic development projects. The increase in consulting expense is primarily the result of an increased reliance on domestic and foreign engineering consultants to assist certain engineering functions with strategic development projects. The increase in depreciation expense and project materials expense is the result of an increase in capital assets and project supplies required to support strategic development projects. The increase in software and maintenance costs was due to the acquisition of software and related maintenance contracts specific to development efforts. The increase in allocated costs is due to increased headcount and equipment necessary to support the research and development function. The decline in stock-based compensation was due to an increased emphasis on the use of stock options versus unvested stock awards, reducing the overall value of more recent grants. In addition, certain performance based stock awards granted in 2011 failed to meet their performance targets in the second quarter of 2012, resulting in a reversal of previously recognized stock-based compensation in prior reporting periods. The decline in facility costs is due to the shutdown of our Israel Technology Development Center (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,649	6.9%	$3,380	7.1%	$(269)	(7.4)%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$6,682	6.5%	$6,913	6.7%	$231	3.5%

Sales and marketing expense decreased approximately $0.3 million to $3.4 million for the three months ended June 30, 2012 compared to $3.6 million for the three months ended June 30, 2011. This decrease was primarily due to a decrease in salaries and payroll related expenses of $0.2 million, a $0.2 million decrease in stock-based compensation and a $0.1 million decrease in sales bonuses and commissions, offset by an increase in evaluation equipment of $0.1 million and a $0.1 million increase in meeting expenses. The decrease in salaries and payroll related compensation as well as the decrease in sales bonuses and commissions was due primarily to a reduction in the sales force related to the closure of our Israel Technology Development Center (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities). The decline in our stock-based compensation was also the result of reduced headcount related to the closure of our Israel Technology Development Center, as well as the increased emphasis on the use of stock options versus unvested stock awards, and a decline in the stock price, reducing the overall value of recent stock-based grants. The offsetting increase in evaluation unit expenses was due to an increase in customer interest in new products, and the increase in meeting expenses was due to a company-wide sales meeting held out-of-state in the second quarter.

Sales and marketing expense increased approximately $0.2 million to $6.9 million for the six months ended June 30, 2012 compared to $6.7 million for the six months ended June 30, 2011. This increase was primarily due to an increase in credit card fees of $0.2 million, an increase in commissions and sales bonuses of $0.1 million, an increase in evaluation unit expenses of $0.2 million and an increase in trade show expenses of $0.1 million. This was offset by a decrease in salaries and payroll related expenses of $0.2 million and a decrease in stock-based compensation of $0.2 million. The increase in customer-related credit card fees is the result of increased sales to a customer that remits payment to us using a credit card for which we are charged a fee by our bank to process the credit card transaction. The increase commissions and sales bonuses were related to the achievement of certain sales targets and triggering payouts to certain key members of our sales team. The increase in evaluation unit expenses was due to an increase in customer interest in new products. The increase in trade show expenses is primarily due to timing. The offsetting decrease in salaries and payroll related compensation was due primarily to a reduction in the sales force related to the closure of our Israel Technology Development Center (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities). The decline in our stock-based compensation was also the result of declining headcount related to the closure of our Israel Technology Development Center, as well as the increased emphasis on the use of stock options versus unvested stock awards, and a decline in the stock price, reducing the overall value of recent stock-based grants.

General and Administrative Expenses

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$2,437	4.6%	$2,473	5.2%	$36	1.5%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$4,778	4.7%	$5,541	5.4%	$763	16.0%

General and administrative expenses increased approximately $0.0 million to $2.5 million for the three months ended June 30, 2012 compared to $2.4 million for the three months ended June 30, 2011. The increase was due to increases in recruiting and consultant fees of $0.2 million, a loss on the disposal of fixed assets of $0.1 million, a $0.1 million loss from reserves against both trade and non-trade receivables and a $0.1 million increase in professional service fees. The increase was offset by a decrease of $0.3 million in stock-based compensation, a $0.1 decrease in investor relations and a $0.1 million favorable change in foreign currency gains/losses. The increase in recruiting and consulting fees were the result of costs incurred to manage employee turnover during the year. The increase in professional services fees was due primarily to an increase in legal services provided during the most recent quarter. The loss on disposal of fixed assets is the result of assets being sold at a loss as part of the Israel Technology Development Center shutdown (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). The decline in stock-based compensation was due to an increased emphasis on the use of stock options versus unvested stock awards, reducing the overall value of more recent grants. The foreign currency gains resulted from favorable changes in the value of the Euro, British Pound, Israeli Shekel and Japanese Yen in relation to the United States dollar.

General and administrative expenses increased approximately $0.8 million to $5.5 million for the six months ended June 30, 2012 compared to $4.8 million for the six months ended June 30, 2011. This increase was due to an increase in foreign currency losses of $0.3 million, an increase in salaries and payroll related expenses of approximately $0.1 million, an increase in recruiting and consultant fees of $0.2 million, a $0.2 million increase in professional service fees, a $0.1 million loss from reserves against both trade and non-trade receivables, a $0.1 million increase in loss on disposal of fixed assets and a $0.1 net increase in other miscellaneous expenses, none of which is significant on its own. This increase was offset by a $0.1 million decrease in stock-based compensation, a $0.1 million decline in investor relations costs and a $0.1 million decline in travel costs. The foreign currency losses resulted from unfavorable changes in the value of the Euro, British Pound, Israeli Shekel and Japanese Yen in relation to the United States dollar. The increase in salaries and payroll expenses were a result of salary reductions in effect for the six months ended June 30, 2011 and their full reinstatement during the six months ended June 30, 2012. The increase in recruiting and consultant fees were the result of costs incurred to manage employee turnover during the year. The increase in professional service fees was primarily due to cost overruns related to the 2011 audit. The loss on disposal of fixed assets is the result of assets being sold at a loss as part of the Israel Technology Development Center shutdown (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements). The decline in stock-based compensation was due to an increased emphasis on the use of stock options versus unvested stock awards, reducing the overall value of more recent grants. Investor relation costs declined due to a decline in the number and cost of various investor conferences and outreach activities. Travel costs declined as a result of reduced travel between our Israel and United States locations.

Restructuring Charge (Recoveries)

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recovery)	$37	0.1%	$73	0.2%	$36	97.3%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recovery)	$(4)	—%	$674	0.7%	$678	(16,950)%

Restructuring expenses increased to $0.1 million for the three months ended June 30, 2012 compared to $0.0 million for the three months ended June 30, 2011. This increase relates to management’s decision to shut down the Israel Technology Development Center. Some employees initially terminated in the first quarter were re-hired to facilitate a sale of the company, precipitating an increase in the accrued compensation expense. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Restructuring expenses increased to $0.7 million for the six months ended June 30, 2012 compared to $0.0 million for the six months ended June 30, 2011. This increase relates to management’s decision to shut down the Israel Technology Development Center. This increase was somewhat offset by the reimbursement of common area maintenance expenses related to the Carlsbad, CA building lease. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income (Expense), net

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(6)	—%	$—	—%	$6	(100.0)%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(10)	—%	$11	—%	$21	(210.0)%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items. Other income did not materially change between the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

Income Taxes

We recorded an income tax provision of $0.4 million and $0.3 million for the three and six months ended June 30, 2012 and an income tax provision of $0.1 million for the three and six months ended June 30, 2011. Our provision primarily relates to estimated liabilities relating to certain tax positions involving our foreign subsidiaries that have not been concluded on by the relevant taxing authority.

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

As of June 30, 2012, we had $40.5 million of cash and cash equivalents and $38.5 million of working capital compared to $46.2 million of cash and cash equivalents and $41.4 million of working capital as of December 31, 2011. The decrease in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2012 was $4.1 million compared to $2.1 million of cash provided by operations for the six months ended June 30, 2011. The operating activities that affected cash consisted primarily of a net loss, which totaled $6.9 million for the six months ended June 30, 2012 compared to a net loss of $3.2 million for the six months ended June 30, 2011. The increase in our net loss was primarily attributable to increased operating costs, the majority of which were due to increased engineering costs as we continue to invest in our next generation technologies and in our mid-range storage array products scheduled for launch in 2012, and to provide more differentiated entry-level products for both OEM and channel customers.

The adjustments to reconcile net loss to net cash provided by operating activities for the six months ended June 30, 2012 for items that did not affect cash consisted of depreciation and amortization of $2.0 million, loss on the write-off of intangible assets of $1.6 million, loss on the write-off of property and equipment of $0.2 million, stock-based compensation expense of $2.1 million and an insignificant provision for bad debt expense.

Cash flows from operations reflects the positive impact of $4.6 million related to a decrease in accounts receivable, which was primarily due to a decrease in the number of days sales outstanding, which decreased from 62 days at the end of the fourth quarter of 2011 to 52 days at the end of the second quarter of 2012. Additionally, accounts receivables at December 31, 2011 increased due to seasonal year end demand. Cash flows from operations also reflects the positive impact of $3.2 million related to an overall decrease in prepaid expenses and other assets at June 30, 2012, which was primarily due to our contract manufacturer buying hard disk drives at the end of 2011 that were in short supply and that we had sourced from the open market. Inventories decreased from December 31, 2011 to June 30, 2012, contributing $0.6 million to operating cash flows. This decrease was primarily due to increased sales of controllers to a specific customer along with multiple other transactions which, individually, are not significant, but contributed to the decrease. Deferred revenue had a $0.6 million positive impact to cash from operations due to an increase in prepaid maintenance agreements sold through our Channel partners.

Cash flows from operations reflect a negative impact of $9.2 million due the pay down of our accounts payable balance, which is also reflected in our days payable outstanding which decreased from 75 days at the end of the fourth quarter 2011 to 60 days. Accrued compensation and other expenses negatively impacted the cash from operations by $3.2 million due to settling a large invoice for software licenses and a significant decrease in the employee stock purchase plan accrual. Cash flows from operations also include a decrease in our restructuring accrual of $0.2 million which is due primarily to expense payments related to shutting down the Israel Technology Development Center and continued reductions in our 2008 Plan and 2010 Plan contractual commitments.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 was approximately $1.4 million compared to $1.6 million for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2012 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners in the production of our products and for equipment used in our Longmont engineering laboratories.

Financing Activities

Cash used by financing activities for the six months ended June 30, 2012 was approximately $0.2 million compared to cash provided by financing activities of $0.3 million for the six months ended June 30, 2011. Cash used by financing activities for the six months ended June 30, 2012 was due to tax liability payments of $0.5 million made by Dot Hill associated with employee equity awards, partially offset by the sale of stock to employees under our employee stock plans of $0.4 million, and $0.1 million for the ongoing paydown of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

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

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first half of 2012. Based on the results of ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, and are reported gross of any third-party recoveries.

A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million, and an estimated remaining liability of approximately $3.5 million as of June 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.6 million upon the subsequent signing of the settlement agreement, with the remaining $0.6 million to be received in four quarterly installments commencing three months from the date of the signed settlement agreement. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of June 30, 2012 we have not assumed or recorded any insurance reimbursement.

To the extent our settlement agreements with our customer and our component supplier are not on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements and liquidity.

In July 2012, a technology partner notified us of a dispute regarding royalties paid to it for the right to include their technology in certain products sold by us under an intellectual property licensing agreement. This claim relates to certain sales during the period from June 2006 to August 2011. We are reviewing this claim, but cannot at this stage in the process determine the likelihood of the outcome. Our initial estimate of our potential exposure ranges between $0.0 million and $1.9 million.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with

Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $300,000.

During the second quarter of 2012, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2015 and amended certain other terms of the credit agreement, which we do not believe materially impacts our financial position. As of June 30, 2012 we had no outstanding letters of credit and there were no amounts outstanding under the Silicon Valley Bank line of credit.

At June 30, 2012, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off — Balance Sheet Arrangements

At June 30, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our June 30, 2012 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of June 30, 2012, there were no amounts outstanding under this line. If we make borrowings under this line, we will be exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the six months June 30, 2012 were the Euro, British Pound, Japanese Yen and the Israeli Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.4 million in foreign currency transaction losses during the six months ended June 30, 2012, primarily resulting from the re-measurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $3.7 million.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 57% of our net revenue for the year ended December 31, 2010, 73% of our net revenue for the year ended December 31, 2011 and 66% of our net revenue for the six months ended June 30, 2012. We expect HP will represent much greater than 10% of our overall net revenue for the year ending December 31, 2012. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

Going forward, we expect to generate additional revenue from our indirect channel sales, from sales of our AssuredUVS and AssuredVRA products and from potential new OEM customers. However, if we are unable to generate sufficient revenue and gross profit from these sources, our financial results could be harmed.

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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through December 31, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us, and reimbursed us for our out-of-pocket costs which was in effect a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through December 31, 2011. In the second and third quarters of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. Negotiations with this material customer continued and a final settlement was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million and an estimated remaining liability of approximately $3.5 million as of June 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes over the remaining three quarters ended December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with the material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

During the second quarter of 2012, we reached a settlement with our supplier responsible for the manufacture of the failed power supply units. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.6 million upon the subsequent signing of the settlement agreement, with the remaining $0.6 million to be received in four quarterly installments commencing three months from the date of the signed settlement agreement. Additionally, our supplier committed to product rebates and/or price concessions on post-2011 product orders for a period of approximately three years, commencing three months from the date of signing the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of June 30, 2012, we have not assumed or recorded any insurance reimbursement.

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

Potential future acquisitions may not be successfully integrated or produce the results we anticipate.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believed that the valuations at that date were appropriate.

During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012.

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

For the six months ended June 30, 2012 we incurred a net loss of $6.9 million. For the year ended December 31, 2011 we incurred a net loss of $22.0 million. For the year ended December 31, 2010 we incurred a net loss of $13.3 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2012. Consequently, we cannot assure you that we will be profitable in any future period.

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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.3	Form of Common Stock Certificate. (4)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)

4.5	Form of Rights Certificate. (5)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)

10.1	Amendment to Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.

10.2	Amendment Twelve to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.*

10.3	Third Amendment to Loan and Security Agreement dated June 22, 2012 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(7)

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted by, or requested from, the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2012 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: August 8, 2012

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 8, 2012

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)