Form 10-Q
period 2012-09-30
DOT HILL SYSTEMS CORP
filed 2012-11-09
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

The registrant had 58,357,111 shares of common stock, $0.001 par value, outstanding as of October 31, 2012.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended September 30, 2012

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2011	September 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$46,168	$40,542
Accounts receivable, net	31,697	28,333
Inventories	5,251	5,407
Prepaid expenses and other assets	7,896	6,725
Total current assets	91,012	81,007
Property and equipment, net	4,972	6,182
Intangible assets, net	2,601	—
Other assets	294	399
Total assets	$98,879	$87,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,434	$27,196
Accrued compensation	5,049	3,184
Accrued expenses	10,860	9,073
Deferred revenue	883	1,263
Restructuring accrual	1,328	549
Credit facility borrowings	—	1,800
Current portion of long-term note payable	71	—
Total current liabilities	49,625	43,065
Other long-term liabilities	552	1,571
Total liabilities	50,177	44,636
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Common stock, $.001 par value, 100,000 shares authorized, 57,699 and 58,366 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	58	58
Additional paid-in capital	321,681	325,870
Accumulated other comprehensive loss	(3,662)	(3,671)
Accumulated deficit	(269,375)	(279,305)
Total stockholders’ equity	48,702	42,952
Total liabilities and stockholders’ equity	$98,879	$87,588
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
NET REVENUE	$47,805	$48,223	$148,806	$150,529
COST OF GOODS SOLD	36,364	35,955	112,322	110,035
GROSS PROFIT	11,441	12,268	36,484	40,494
OPERATING EXPENSES:
Research and development	8,384	9,368	23,125	28,226
Sales and marketing	3,623	3,558	9,889	10,415
General and administrative	1,922	2,101	6,267	7,146
Restructuring charge (recovery)	659	(183)	655	(228)
Total operating expenses	14,588	14,844	39,936	45,559
OPERATING LOSS	(3,147)	(2,576)	(3,452)	(5,065)
OTHER INCOME:
Interest expense, net	(18)	(4)	(29)	(4)
Other income (expense), net	3	(1)	7	12
Total other income (expense), net	(15)	(5)	(22)	8
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(3,162)	(2,581)	(3,474)	(5,057)
INCOME TAX EXPENSE	75	153	190	462
LOSS FROM CONTINUING OPERATIONS	(3,237)	(2,734)	(3,664)	(5,519)
LOSS FROM DISCONTINUED OPERATIONS (See Note 3)	(8,945)	(280)	(11,734)	(4,411)
NET LOSS	$(12,182)	$(3,014)	$(15,398)	$(9,930)
NET LOSS PER SHARE:
Loss per share from continuing operations	$(0.06)	$(0.05)	$(0.07)	$(0.10)
Loss per share from discontinued operations	(0.16)	—	(0.21)	(0.07)
Basic and diluted	$(0.22)	$(0.05)	$(0.28)	$(0.17)
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	55,186	57,327	54,755	56,768
COMPREHENSIVE LOSS:
Net loss	$(12,182)	$(3,014)	$(15,398)	$(9,930)
Foreign currency translation adjustment	(65)	(49)	(93)	(10)
Comprehensive loss	$(12,247)	$(3,063)	$(15,491)	$(9,940)
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2012
Cash Flows From Operating Activities:
Net loss	$(15,398)	$(9,930)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,910	2,828
Provision for bad debt expense	203	12
Stock-based compensation expense	3,995	2,973
Goodwill impairment charge	4,140	—
Long-lived assets impairment charge	2,928	1,647
Write-off of property and equipment	—	312
Changes in operating assets and liabilities:
Accounts receivable	10,057	3,352
Inventories	2,148	(156)
Prepaid expenses and other assets	(1,751)	1,067
Accounts payable	(9,916)	(4,748)
Accrued compensation and other expenses	1,799	(2,649)
Deferred revenue	(466)	380
Restructuring accrual	(98)	(779)
Other long-term liabilities	(462)	1,019
Net cash provided by (used in) operating activities	1,089	(4,672)
Cash Flows From Investing Activities:
Purchases of property and equipment	(2,079)	(2,914)
Net cash used in investing activities	(2,079)	(2,914)
Cash Flows From Financing Activities:
Principal payment on note payable	(205)	(71)
Proceeds from bank borrowings	—	1,800
Shares withheld for tax purposes	(344)	(543)
Proceeds from sale of stock to employees	1,422	754
Net cash provided by (used in) financing activities	873	1,940
Effect of Exchange Rate Changes on Cash and Cash Equivalents	57	20
Net Increase (Decrease) in Cash and Cash Equivalents	(60)	(5,626)
Cash and Cash Equivalents, beginning of period	45,732	46,168
Cash and Cash Equivalents, end of period	$45,672	$40,542
Supplemental Disclosures of Non-Cash Investing Activities:
Property and equipment acquired but not yet paid	$793	$507
Stock payment for employee bonus plan	$—	$1,005
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments and certain write offs in the carrying value of our long-term assets) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2012.

Certain 2011 amounts in our unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation, including adjustments for discontinued operations.

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

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. We currently have two customers that account for more than 10% of our total net revenue: Hewlett Packard, or HP, and Tektronix, Inc., or Tektronix. Our agreements with our original equipment manufacturers, or OEM, partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.

Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
HP	73%	68%	76%	67%
Tektronix	7%	4%	5%	10%
Other customers less than 10%	20%	28%	19%	23%
Total	100%	100%	100%	100%

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

We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should any of our current manufacturing partners, such as Foxconn Technology Group, or parts suppliers not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted.

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

In September 2011, our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, resulting in significant declines in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010. The impairment of these long-lived assets is now reported in discontinued operations (see Note 3), since we have ceased all ongoing operational activities as of September 30, 2012.

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

During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that they were changing their strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value. The impairment of the goodwill related to the reporting unit is now reported in discontinued operations (see Note 3), since we have ceased all ongoing operational activities as of September 30, 2012.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Bad debt expense was $0.2 million and $0.0 million for the nine months ended September 30, 2011 and 2012, respectively, including $0.2 million and $0.0 million in discontinued operations.

Balance sheet details are as follows, (in thousands):

	September 30, 2011	September 30, 2012
Balance, beginning of the year	$—	$203
Additions to allowance	203	12
Balance, quarter ended	$203	$215

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

2. Net Loss Per Share

Basic net loss per share, including continuing and discontinued operations, is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share, including continuing and discontinued operations, is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and nine months ended September 30, 2011 or 2012 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	September 30, 2011		September 30, 2012
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	7,426,052	$0.47 - $16.36	10,724,690	$0.47 - $16.36
Unvested stock awards	2,497,192	$—	884,391	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40

3. Discontinued Operations

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010 with an original carrying value of $5.0 million and property and equipment of $1.2 million.

Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment consisted of mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, had been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value. It was depreciated over a 3 – 5 year estimated useful life.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 7), at which time it was determined that the valuations at that date were appropriate. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of September 30, 2012.

We also evaluated goodwill for impairment and determined it was “more-likely-than-not” that the reporting unit was less than its carrying value. Our valuation resulted in recognition of an impairment charge to goodwill of $4.1 million during the year ended December 30, 2011.

The following is a summary of the components of loss from discontinued operations for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net revenue	$266	$26	$1,618	$232
Cost of goods sold	3,665	70	4,763	2,373
Gross profit	(3,399)	(44)	(3,145)	(2,141)
Operating expenses:
Research and development	1,122	(20)	3,313	741
Sales and marketing	145	—	561	56
General and administrative	138	204	571	700
Restructuring charge	—	53	—	772
Goodwill impairment charge	4,140	—	4,140	—
Total operating expenses	5,545	237	8,585	2,269
Operating loss	(8,944)	(281)	(11,730)	(4,410)
Other income (expense), net	(1)	1	(4)	(1)
Loss from discontinued operations	$(8,945)	$(280)	$(11,734)	$(4,411)

4. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2011	September 30, 2012
Purchased parts and materials	$3,994	$3,328
Finished goods	1,257	2,079
Total inventory	$5,251	$5,407

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

5. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2011
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(3,477)	$779
NAS technology	3 years	214	(214)	—
Software	3 years	2,050	(228)	1,822
Total intangible assets		$6,520	$(3,919)	$2,601

		September 30, 2012
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,256)	$—
Total intangible assets		$4,256	$(4,256)	$—

As of December 31, 2011, we recorded a $2.8 million impairment of our acquired internally developed software and $0.1 million impairment of our trade name (see Note 3). Effective with the February 6, 2012 announced restructuring plan, the AssuredUVS product family would no longer be marketed to customers and the underlying UVS technology would either be disposed of through a sale to a potential acquirer or, in the event a buyer could not be located, abandoned. Accordingly, the acquired software was temporarily idled, and no additional amortization expense incurred subsequent to the February 6, 2012 announcement of the 2012 restructuring plan. In accordance with ASC 350, we evaluated the software for impairment as of February 6, 2012. At the time of that evaluation we were actively marketing the software for sale and believed the cash flows from a potential sale would have recovered the recorded book value. We continued actively marketing the software through June 2012. However, we were unsuccessful and all efforts toward locating a potential acquirer ceased as of June 30, 2012. Accordingly, we recognized an impairment for the remaining $1.6 million of acquired software as a component of cost of goods sold as of June 30, 2012. Additionally we are now reporting the underlying business as discontinued operations, since we have ceased all ongoing operational activities as of September 30, 2012. Amortization expense related to intangible assets totaled $0.5 million, $0.2 million, $1.6 million and $1.0 million, for the three and nine months ended September 30, 2011 and 2012, respectively, including $0.2 million, $0.0 million, $0.7 million and $0.2 million, for the three and nine months ended September 30, 2011 and 2012, respectively, for discontinued operations.

6. Product Warranties

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are typically intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us and reimbursed us for our out-of-pocket costs, which has constituted a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

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

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first half of 2012. Based on the results of ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, gross of any third-party recoveries.

A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million, and an estimated remaining liability of approximately $2.7 million as of

September 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally, we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.7 million subsequent to the signing of the settlement agreement, with the remaining $0.5 million to be received in installments over the next three quarters. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of September 30, 2012 we have not assumed or recorded any insurance reimbursement.

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

During the third quarter of 2012 the charge of $1.3 million is due to actual improvements in quality lower than previously forecasted estimates.

Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Balance, beginning of period	$2,156	$4,779	$982	$6,871
Charges to operations	2,190	1,274	4,457	1,691
Deductions for costs incurred	(669)	(969)	(1,762)	(3,478)
Balance, end of period	$3,677	$5,084	$3,677	$5,084

The table above does not include the corresponding $1.2 million benefit recorded within cost of sales in 2011 related to the current asset established for the recovery of such costs incurred by our customer which are to be reimbursed to us by our component supplier. There were no additional charges recorded in 2012 related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies.

7. Restructuring

2008 Plan

In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility. As a result of this relocation, we terminated approximately 70 California employees whose positions were relocated to Colorado and incurred approximately $1.5 million in severance-related costs, all of which was recognized and paid as of December 31, 2010.

As part of the 2008 Plan, we also incurred contract termination costs of $3.6 million since the inception of the 2008 Plan through September 30, 2011. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term.

The following table summarizes our 2008 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance, beginning of period	$1,212
Restructuring plan expense	36
Adjustments to restructuring plan	(247)
Cash payments	(637)
Accrued restructuring balance, end of period	$364

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

2010 Plan

In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. As a result of these actions, we intended to terminate approximately 26 employees located in the United States, of which 25 had been terminated as of September 30, 2011. We expected to incur approximately $0.4 million in severance-related costs, all of which were recognized as of December 31, 2010. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. The remainder of the severance and related restructuring costs attributable to our 2010 Plan were paid out in the third quarter of 2011.

As part of the 2010 Plan, we also incurred contract termination costs of $0.3 million since the inception of the 2010 Plan through September 30, 2011 for facility lease and other associated costs that we continued to incur without economic benefit, as we exited the remaining portion of our Carlsbad, California facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in April 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term.

The following table summarizes our 2010 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance, beginning of period	$116
Restructuring plan expense	4
Adjustments to restructuring plan	(21)
Cash payments	(64)
Accrued restructuring balance, end of period	$35

The adjustment to the 2010 Plan resulted from certain credits received in the first quarter 2012, for previously paid CAM charges relating to our lease of the Carlsbad, California facility. We recorded this benefit as a reduction of restructuring expense, which is presented as a separate component within operating expenses.

2012 Plan

In the first quarter 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. As a result of these actions, we terminated all employees located in our Israel Technology Development Center as of September 30, 2012. We incurred a total of $0.4 million in severance-related costs as of September 30, 2012. Accrued severance-related costs are recorded in the restructuring accrual line on our unaudited consolidated balance sheets. The majority of severance related restructuring costs attributable to our 2012 Plan were paid out in the second quarter of 2012, with the remainder paid out in the third quarter of 2012. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012.

As part of the 2012 Plan, we also expect to incur approximately $0.4 million in contract termination costs for facility lease and other associated costs that we continue to incur without economic benefit, as we exited our Petah Tivka, Israel facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay the majority of the contract lease termination costs over the remainder of the facility lease term ending in December 2012. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term. Approximately $0.2 million of our contractual commitments are expected to remain obligations of the Company through December 2013.

The majority of the activities comprising the 2012 Plan are expected to be completed by the end of 2012.

The following table summarizes our 2012 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance, beginning of period	$—	$—	$—
Restructuring plan charges	440	332	772
Reclass of customer deposits	—	150	150
Cash payments	(440)	(332)	(772)
Accrued restructuring balance, end of period	$—	$150	$150

As part of the 2012 Plan, the Company announced that it will no longer support the UVS product effective March 31, 2013. The adjustment to the 2012 Plan represents customer prepaid UVS maintenance agreements for terms covering periods after March 31, 2013, that we expect will require future refunds to those customers impacted by this decision. As these were previously recognized as a component of deferred revenue, there was no impact to earnings, but this adjustment reflects a reclass within the balance sheet as of September 30, 2012.

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

During the second quarter of 2012, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2015 and amended certain other terms of the credit agreement, which we do not believe materially impacts our financial position. As of September 30, 2012 we had no outstanding letters of credit and there was $1.8 million outstanding under the Silicon Valley Bank line of credit. We are currently in compliance with all covenant requirements.

9. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$46,168	$46,168	$—	$—	$—

		Fair Value Measurements Using
Description	September 30, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,542	$40,542	$—	$—	$—

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

The following disclosures relate to financial instruments for which the ending balances at December 31, 2011 and September 30, 2012, are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance

Sheets. These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents at December 31, 2011 and September 30, 2012, respectively (in thousands).

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Accounts receivable	$31,697	$—	$31,697	$—	$—
Accounts payable	$31,434	$—	$31,434	$—	$—
Notes payable	$71	$—	$71	$—	$—
Contingent consideration due to Ciprico	$100	$—	$100	$—	$—

		Fair Value Measurements Using
Description	September 30, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Accounts receivable	$28,333	$—	$28,333	$—	$—
Accounts payable	$27,196	$—	$27,196	$—	$—
Credit facility borrowings	$1,800	$—	$1,800	$—	$—

The short-term nature of our all of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates.

The note payable owed to the former owners of Ciprico was initially determined by discounting both principal and interest cash flows expected to be paid using a discount rate for similar instruments with adjustments we believe a market participant would consider in determining fair value. As the final installment of this note payable was settled in the first quarter 2012, the short-term nature is such that the carrying value approximates market value.

Our contingent consideration to the former owners of Ciprico included assumptions about estimated future sales of our AssuredVRA technology over the agreed-upon royalty term, of which approximately 6.67% was to be paid to Ciprico under the royalty agreement. This valuation is sensitive to changes in customer demand and forecasted sales of our AssuredVRA technology through March 31, 2012. The final installment of this obligation was settled in the second quarter of 2012 and the short-term nature is such that the carrying value approximates market value. There were no transfers between Level I and Level II inputs for any of our assets measured on a recurring basis during the reporting period.

10. Commitments and Contingencies

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims could have a material effect on our financial statements. Historically, the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.

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

As a result of our decision to exit our AssuredUVS line of business, and close down our Israel Technology Development Center during the first quarter of 2012 (see Note 7), our CODM now operates our business in one reportable operating segment. Prior year information has been recast to conform to current year presentation, excluding discontinued operations.

Geographic Revenues

Net revenue is recorded in the geographic area in which the sale is originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net revenue:
United States	$47,197	$47,737	$146,910	$149,169
Europe	11	3	70	12
Asia	597	483	1,826	1,348
Total net revenue	$47,805	$48,223	$148,806	$150,529

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

Typical customers for our storage systems products, which includes our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSAN 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, Fibre Channel, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.

On August 22, 2012, we introduced AssuredSANTM Pro 5000 Series with RealStorTM software that incorporates real-time data tiering. With RealStor, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit, while storing less frequently accessed data on slower, but much less expensive hard disk drives. On that same day, we also introduced our AssuredSAN(TM) 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same architecture as the Series 5000. Our Series 2000 and 3000 products are characterized by IDC as Band 2 and Band 3 products. With the announcement of our Series 4000 and 5000 products, we now have products characterized as Bands 4 and 5 products and we have thus increased our total available market as measured by end-user sales price from $4.0 billion to $10.6 billion.

In September 2008, we acquired certain assets, namely RAIDCore from Ciprico Inc., or Ciprico. These products are marketed to OEM accounts as the AssuredVRA product line. This acquisition opened up new markets for us in the enterprise server and workstation markets for data protection internal to the servers and workstations. In particular, the RAIDCore acquisition allows us to broaden our product portfolio in the redundant array of independent disks, or RAID, market while allowing us to sell into the Band 1 market, and to pursue opportunities at current and target OEM customers. We signed our first customer agreement relating to RAIDCore products in May 2009 and began selling to this customer during the third quarter of 2009. Sales of AssuredVRA products were not significant in 2011 or in 2012. Although sales of our AssuredVRA products increased in 2011, such sales do not represent a significant percentage of our total net revenue for the three and nine months ended September 30, 2012.

We have decided to expand our routes to market beyond our focus on OEMs, and in October of 2009, we launched a Dot Hill channel program targeted at selling through distributors and open storage partners, or OSPs. We continued to expand our channel program in 2011 and we believe this will provide Dot Hill with additional sales channels for all of our products. The majority of sales to our channel partners were represented by our AssuredSAN line of products in 2011 and in the first nine months of 2012.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through OEMs, and supplemented by system integrators, or SIs, distributors and value added resellers, or VARs. Our storage system products' OEM partners currently include, among others, Hewlett-Packard, or HP, Sony Ericsson, or Ericsson, Motorola, Inc., or Motorola, General Dynamics Government Systems Corporation, or General Dynamics, Lockheed Martin Corporation, or Lockheed Martin, NEC Corporation, or NEC, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Stratus Technologies, or Stratus, and Fujitsu Technology Solutions GmbH, or FTS, and Concurrent Computer Corporation, or Concurrent. Our standalone storage software products' OEM partners currently include, among others, Dell Inc., or Dell. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.

We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 74% of our total net revenue in 2011 and 67% of our total net revenue for the nine months ended September 30, 2012. We expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2012. We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.

In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM specifications, schedules and milestones;

•	our ability to sell Dot Hill branded products through Resellers;

•	our ability to win new OEM customers;

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

For these and other reasons, our net revenue and results of operations for the three and nine months ended September 30, 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services, through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. Foxconn began manufacturing products for us in July 2009 and we began shipping products for general availability under the Foxconn agreement during the second half of 2009. The majority of our products sold in 2011 and in the three and nine months ended September 30, 2012 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products for the remainder of 2012.

We derive the majority of our net revenue primarily from sales of our Series 2000 and 3000 family of products, which are included in our AssuredSAN product line.

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

Other income (expense), net is comprised primarily of interest income earned on our cash and cash equivalents and other miscellaneous income and expense items.

In the first quarter of 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan or the 2012 Plan that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012. The closure of our Israel Technology Development Center is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of September 30, 2012.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three and nine months ended September 30, 2012, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Warranty and Related Obligations

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are typically intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

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

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first half of 2012. Based on the results of ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, gross of any third-party recoveries.

A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million and an estimated remaining liability of approximately $2.7 million as of September 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.7 million subsequent to the signing of the settlement agreement, with the remaining $0.5 million to be received in installments over the next three quarters. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of September 30, 2012 we have not assumed or recorded any insurance reimbursement.

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

As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010 with an original carrying value of $5.0 million and property and equipment of $1.2 million.

Since we did not have an immediate replacement for our AssuredUVS customer, management’s forecasted undiscounted cash flows indicated that the assets were potentially not recoverable, and proceeded to estimate the fair value of each long-lived asset. Property and equipment consisted of mostly machinery and equipment used for testing and development of our AssuredUVS technology. Management determined that carrying value approximated fair value, as property was either acquired in the 2010 acquisition of Cloverleaf, had been purchased subsequently, or could be re-deployed, establishing recent evidence of fair value. It was depreciated over a 3 – 5 year estimated useful life.

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

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 7), at which time it was determined that the valuations at that date were appropriate. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of September 30, 2012.

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

During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that they were changing their strategy which would result in a significant decline in revenue for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value. The impairment of the goodwill related to the reporting unit is now reported in discontinued operations (see Note 3), since we have ceased all ongoing operational activities as of September 30, 2012.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.1	74.6	75.5	73.1
Gross profit	23.9	25.4	24.5	26.9
Operating expenses:
Research and development	17.5	19.4	15.5	18.8
Sales and marketing	7.6	7.4	6.6	6.9
General and administrative	4.0	4.4	4.2	4.7
Restructuring charge	1.4	(0.4)	0.4	(0.2)
Total operating expenses	30.5	30.8	26.7	30.2
Operating loss	(6.6)	(5.4)	(2.2)	(3.3)
Other income (expense), net	—	—	—	—
Loss before income taxes and discontinued operations	(6.6)	(5.4)	(2.2)	(3.3)
Income tax (benefit) expense	0.2	0.3	0.1	0.3
Loss from continuing operations	(6.8)	(5.7)	(2.3)	(3.6)
Loss from discontinued operations	(18.7)	(0.6)	(7.9)	(2.9)
Net loss	(25.5)%	(6.3)%	(10.2)%	(6.5)%

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2012

Net Revenue

	Three Months Ended September 30,
	2011	2012	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$47,805	$48,223	$418	0.9%

	Nine Months Ended September 30,
	2011	2012	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$148,806	$150,529	$1,723	1.2%

Net revenues increased approximately $0.4 million from $47.8 million for the three months ended September 30, 2011 to $48.2 million for the three months ended September 30, 2012. The increase in net revenue was primarily due to a $2.5 million increase in sales to other OEM customers, offset by a $2.1 million decrease in revenue from HP from $35.0 million for the three months ended September 30, 2011 to $32.9 million for the three months ended September 30, 2012. However, we expect sales to HP to continue to represent a substantial portion of our net revenue during 2012. Sales to HP approximated 73% of our net revenue for the three months ended September 30, 2011 compared to 68% of our net revenue for the three months ended September 30, 2012.

Net revenues for the nine months ended September 30, 2011 to September 30, 2012 increased approximately $1.7 million from $148.8 million to $150.5 million, respectively. However, there were significant customer fluctuations within this period. Revenues from HP decreased from $113.3 million for the nine months ended September 30, 2011 compared to $100.4 million for the nine months ended September 30, 2012, a decline of $12.9 million. There were additional revenue changes which contributed to the fluctuation in the nine months ended September 30, 2012. Sales of our AssuredVRA products decreased from $2.1 million to $1.7 million for the nine months ended September 30, 2011 and September 30, 2012. Other OEM revenue increased $13.3 million for the nine months ended September 30, 2012 and was a result of adding new OEM partners and increased sales as our OEM customers responded to the global hard drive supply constraints earlier in 2012. Sales to our channel partners increased from $4.8 million for the nine months ended September 30, 2011 to $6.5 million for the nine months ended September 30, 2012. This was due to an increase in resellers that were better qualified to resell our products.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$36,364	76.1%	$35,955	74.6%	$(409)	(1.1)%
Gross Profit	$11,441	23.9%	$12,268	25.4%	$827	7.2%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$112,322	75.5%	$110,035	73.1%	$(2,287)	(2.0)%
Gross Profit	$36,484	24.5%	$40,494	26.9%	$4,010	11.0%

Cost of goods sold decreased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily as a result of a more favorable mix of sales revenue and cost reductions, which were partially offset by increased warranty related costs.

Gross profit margin increased from 23.9% for the three months ended September 30, 2011 to 25.4% for the three months ended September 30, 2012. Gross profit margin benefited from manufacturing cost reductions, component cost reductions and a more favorable product and customer mix, which were partially offset by increased warranty related costs. Gross profit and gross margins for the three months ended September 30, 2012 were also positively impacted by decreased manufacturing overhead costs which decreased from $6.0 million for the three months ended September 30, 2011 to $4.5 million for the three months ended September 30, 2012.

Gross profit margin increased from 24.5% for the nine months ended September 30, 2011 to 26.9% for the nine months ended September 30, 2012. Gross profit margins benefited from manufacturing cost reductions, component cost reductions and a more favorable product and customer mix, which were partially offset by increased warranty related costs. Furthermore, gross profit and gross margins for the nine months ended September 30, 2012 were positively impacted by decreased manufacturing support costs which decreased from $13.9 million for the nine months ended September 30, 2011 to $9.8 million for the nine months ended September 30, 2012.

Research and Development Expenses

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$8,384	17.5%	$9,368	19.4%	$984	11.7%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$23,125	15.5%	$28,226	18.8%	$5,101	22.1%

Research and development expense increased $1.0 million to $9.4 million for the three months ended September 30, 2012 compared to $8.4 million for the three months ended September 30, 2011. The increase was primarily due to a $0.7 million increase in salaries and payroll expense and a $0.6 million increase in project materials expense. These increases were partially offset by a $0.2 million decrease in depreciation expense and a $0.1 million decrease in other miscellaneous expenses. The increase in salaries and payroll expense and project materials expense is the result of the acquisition of materials and additions to staff to support customizations for newer OEM customers, the launch of the company's Series 4000 and 5000 mid-range products and next generation product development. The net decrease in depreciation expense is due to $0.4 million of depreciation expense on certain software licenses in 2011, versus an increase in 2012 of $0.2 million in depreciation expense resulting from the acquisition of materials to support strategic development projects.

Research and development expense increased $5.1 million to $28.2 million for the nine months ended September 30, 2012 compared to $23.1 million for the nine months ended September 30, 2011. This increase was due to an increase in salaries and payroll related expenses for research and development personnel of $2.7 million, an increase in project materials and depreciation expense of $1.4 million, an increase in allocated costs of $0.6 million, and an increase in consulting expense of $0.4 million. The increase in salaries and payroll related expense is the result of the 2012 reinstatement of salary reductions which were in effect throughout 2011. The increase in salaries expense is also the result of increased headcount focused on customizations for newer OEM customers, the launch of the company's Series 4000 and 5000 mid-range products and next generation product development. The increase in project materials expense and depreciation expense is the result of an increase in capital assets and project supplies required to support new customer wins, the launch of our mid-range products, and the development of our next generation storage products due to be released in 2013.

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

Sales and Marketing Expenses

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,623	7.6%	$3,558	7.4%	$(65)	(1.8)%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$9,889	6.6%	$10,415	6.9%	$526	5.3%

Sales and marketing expense decreased approximately $0.1 million to $3.6 million for the three months ended September 30, 2012 compared to $3.6 million for the three months ended September 30, 2011. This decrease was primarily due to a decrease in salaries and payroll related expenses of $0.1 million due to the timing of replacing an employee.

Sales and marketing expense increased approximately $0.5 million to $10.4 million for the nine months ended September 30, 2012 compared to $9.9 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in evaluation unit expenses of $0.4 million and an increase in trade show expenses of $0.1 million. The increase in evaluation unit expenses was due to an increase in customer interest in new products. The increase in trade show expenses is primarily due to promoting our new product offerings.

General and Administrative Expenses

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$1,922	4.0%	$2,101	4.4%	$179	9.3%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$6,267	4.2%	$7,146	4.7%	$879	14.0%

General and administrative expenses increased approximately $0.2 million to $2.1 million for the three months ended September 30, 2012 compared to $1.9 million for the three months ended September 30, 2011. The increase was primarily due to a $0.2 million increase in salaries and payroll related expenses for the hiring of key administrative personnel.

General and administrative expenses increased approximately $0.9 million to $7.1 million for the nine months ended September 30, 2012 compared to $6.3 million for the nine months ended September 30, 2011. This increase was due to $0.6 million realized and unrealized foreign currency net losses, a $0.4 million increase in salaries and payroll related expenses, and a $0.3 million increase in recruiting and consultant fees. These increases were partially offset by a $0.3 million decrease in stock-based compensation. The realized and unrealized foreign currency net losses resulted from an unfavorable change in unrealized foreign currency losses of $1.1 million, partially offset by realized foreign currency gains of $0.5 million related to transactions reflecting changes in the value of the Euro, British Pound, and Japanese Yen in relation to the United States Dollar. The increase in salaries and payroll related expense is the result of the 2012 reinstatement of salary reductions which were in effect throughout 2011 combined with the hiring of key administrative personnel. The decline in stock-based compensation was due to an increased emphasis on the use of stock options versus restricted stock awards, reducing the overall value of more recent grants.

Restructuring Charge (Recovery)

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recovery)	$659	1.4%	$(183)	(0.4)%	$(842)	(127.8)%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recovery)	$655	0.4%	$(228)	(0.2)%	$(883)	(134.8)%

Restructuring expenses decreased to a recovery of $0.2 million for the three and nine months ended September 30, 2012 compared to an expense of $0.7 million for the three and nine months ended September 30, 2011. These expenses relate to our 2008 and 2010 Restructuring Plans, for which there are no significant expenses remaining to be incurred in 2012. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income (Expense), net

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(15)	—%	$(5)	—%	$(10)	(66.7)%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(22)	—%	$8	—%	$(30)	(136.4)%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items. Other income (expense), was slightly lower for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

Income Taxes

We recorded an income tax provision of $0.2 million and $0.5 million for the three and nine months ended September 30, 2012 and an income tax provision of $0.1 million and $0.2 million for the three and nine months ended September 30, 2011. Our provision primarily relates to estimated liabilities relating to certain tax positions involving our foreign subsidiaries that have not been concluded on with the relevant taxing authority.

Loss From Discontinued Operations

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(8,945)	(18.7)%	$(280)	(0.6)%	$(8,665)	(96.9)%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(11,734)	(7.9)%	$(4,411)	(2.9)%	$(7,323)	(62.4)%

Loss from discontinued operations decreased $8.7 million to $0.3 million for the three months ended September 30, 2012 compared to $8.9 million for the three months ended September 30, 2011. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business. This decrease was due to an increase in gross profit of $3.4 million, primarily driven by a decrease of $0.2 million in revenue and a decrease of $3.6 million cost of goods sold. Additionally, there was a decline in operating expenses from discontinued operations of $5.3 million. The decrease in cost of goods sold was primarily a result of a $2.9 million intangible impairment charge in 2011. The decrease in operating expenses primarily consisted of a decrease in research and development expense of $1.1 million, a decrease in sales and marketing expense of $0.2 million, an impairment of goodwill of $4.1 million recorded in 2011, partially offset by an increase in general and administrative expense of $0.1 million. Operating expenses from discontinued operations decreased primarily due to a $0.9 million decrease in salaries and payroll related expenses, a $0.2 million decrease in depreciation expense, a $0.1 million decrease in stock-based compensation expense, a $0.1 million decrease in facility expense and an impairment of goodwill of $4.1 million recorded in 2011 and a $0.2 million decrease in other operating expenses. These decreases were partially offset by an increase in professional service fees of $0.3 million.

Loss from discontinued operations decreased $7.3 million to $4.4 million for the nine months ended September 30, 2012 compared to $11.7 million for the nine months ended September 30, 2011. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business. This decrease was due to an increase in gross profit of $1.0 million, primarily driven by a decrease of $1.4 million in revenue and a decrease of $2.4 million cost of goods sold. Additionally, there was a decline in operating expenses from discontinued operations of $6.3 million. The decrease in cost of goods sold was primarily a result of a $2.9 million intangible impairment charge in 2011. The decrease in operating expenses from discontinued operations consisted of a decrease in research and development expense of $2.6 million, a decrease in sales and marketing expense of $0.5 million, and an impairment of goodwill of $4.1 million recorded in 2011, partially offset by an increase in general and administrative expense of $0.1 million, in addition to restructuring charges of $0.8 million recorded in 2012. Operating expenses from discontinued operations decreased primarily due to a $2.3 million decrease in salaries and payroll related expenses, a $0.3 million decrease in depreciation expense, a $0.3 million decrease in stock-based compensation expense, a $0.2 million decrease in facility expense, an impairment of goodwill of $4.1 million recorded in 2011 and a $0.2 million decrease in insignificant other operating expenses, offset by an increase in restructuring charges of $0.8 million. These decreases were offset by an increase in professional service fees of $0.3 million.

All of the above are a result of activity related to our plan to exit our AssuredUVS business and close down our Israel Technology Development Center. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our discontinued operations.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net losses, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if we grant them extended payment terms. Our accounts payable also increase or decrease in connection with changes in volumes as well as our cash conservation strategies.

As of September 30, 2012, we had $40.5 million of cash and cash equivalents and $37.9 million of working capital compared to $46.2 million of cash and cash equivalents and $41.4 million of working capital as of December 31, 2011. The decrease in cash and cash equivalents is further described below.

Cash equivalents include highly liquid investments purchased with an original maturity of 90 days or less and consist principally of money market funds.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2012 was $4.7 million compared to $1.1 million of cash provided by operations for the nine months ended September 30, 2011. The operating activities that affected cash consisted primarily of a net loss, which totaled $9.9 million for the nine months ended September 30, 2012 compared to a net loss of $15.4 million for the nine months ended September 30, 2011. The decrease in our net loss for the nine months ended September 30, 2012 was primarily attributable to our exit from our AssuredUVS business, including the closing of our Israel Technology Center and we improved margins due to changes in product mix. These savings were offset by increased operating costs, the majority of which were due to increased engineering costs as we continue to invest in our next generation technologies and in our mid-range storage array products launched in 2012, and to provide more differentiated entry-level products for both OEM and channel customers.

The adjustments to reconcile net loss to net cash used by operating activities for the nine months ended September 30, 2012 for items that did not affect cash consisted of depreciation and amortization of $2.8 million, loss on the write-off of intangible assets of $1.6 million, loss on the write-off of property and equipment of $0.3 million, stock-based compensation expense of $3.0 million and an insignificant provision for bad debt expense.

Cash flows from operations reflects the positive impact of $3.4 million related to a decrease in accounts receivable, which was primarily due to a decrease in the number of days sales outstanding, which decreased from 62 days at the end of the fourth quarter of 2011 to 54 days at the end of the third quarter of 2012. Additionally, accounts receivable at December 31, 2011 increased due to seasonal year end demand. Cash flows from operations also reflects the positive impact of $1.1 million related to an overall decrease in prepaid expenses and other assets at September 30, 2012, which was primarily due to payments received from a material component supplier in relation to certain failed power supply units. Deferred revenue had a $0.4 million positive impact to cash from operations due to an increase in prepaid maintenance agreements sold through our Channel partners. Cash flows from operations also reflect the impact of $1.0 million related to an overall increase in other long-term liabilities, primarily due to increased deferred rents on our facility leases in Longmont, CO and Carlsbad, CA.

Cash flows from operations reflect a negative impact of $0.2 million due to a slight increase in inventories from December 31, 2011 to September 30, 2012. Cash flows from operations also reflect a negative impact of $4.7 million due to the pay down of our accounts payable balance, which is also reflected in our days payable outstanding which decreased from 75 days at the end of the fourth quarter 2011 to 69 days at the end of the third quarter of 2012. Accrued compensation and other expenses negatively impacted the cash from operations by $2.6 million due to settling a large invoice for software licenses and payments on a settlement with a material customer related to failed power supply units. Cash flows from operations also include a decrease in our restructuring accrual of $0.8 million which is due primarily to expense payments related to shutting down the Israel Technology Development Center and continued reductions in our 2008 Plan and 2010 Plan contractual commitments.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 was approximately $2.9 million compared to $2.1 million for the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2012 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners in the production of our products and for equipment used in our Longmont, Colorado engineering laboratories.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2012 was approximately $1.9 million compared to $0.9 million for the nine months ended September 30, 2011. Cash provided by financing activities for the nine months ended September 30, 2012 was primarily due to $1.8 million of borrowings under the Silicon Valley Bank line of credit and the sale of stock to employees under our employee stock plans of approximately $0.7 million, which was offset by tax liability payments of $0.5 million made by Dot Hill associated with employee equity awards and $0.1 million for the ongoing pay down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.

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

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us and reimbursed us for our out-of-pocket costs, which has constituted a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011.

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

Negotiations continued with our customer throughout the fourth quarter of 2011 into the first half of 2012. Based on the results of ongoing negotiations with the material customer, we increased our estimated liability at December 31, 2011 to $5.5 million, resulting in a charge of $2.7 million during the fourth quarter of 2011 within “Accrued expenses” on our condensed consolidated balance sheet, gross of any third-party recoveries.

A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million, and an estimated remaining liability of approximately $2.7 million as of September 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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

During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.7 million subsequent to the signing of the settlement agreement, with the remaining $0.5 million to be received in installments over the next three quarters. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of September 30, 2012 we have not assumed or recorded any insurance reimbursement.

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

During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company, and we determined it was “more-likely-than-not” that the reporting unit was less than its carrying value.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn, our major contract manufacturing partner, were to shorten our payment terms with them, or if HP were to lengthen their payment terms with us, our financial condition could be harmed.

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

During the second quarter of 2012, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2015 and amended certain other terms of the credit agreement, which we do not believe materially impacts our financial position. As of September 30, 2012 we had no outstanding letters of credit and there was $1.8 million outstanding under the Silicon Valley Bank line of credit.

At September 30, 2012, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off — Balance Sheet Arrangements

At September 30, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our September 30, 2012 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of September 30, 2012, there was $1.8 million outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the nine months September 30, 2012 were the Euro, British Pound, Japanese Yen and the Israeli Shekel. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.4 million in foreign currency transaction losses during the nine months ended September 30, 2011, primarily resulting from the re-measurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $0.9 million.

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

Part II. Other Information

Item 1. Legal Proceedings

We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes the outcome of such litigation and claims could have a material effect on our financial statements. Historically, the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 57% of our net revenue for the year ended December 31, 2010, 74% of our net revenue for the year ended December 31, 2011 and 67% of our net revenue for the nine months ended September 30, 2012. The increase in sales to HP, as a percentage of total net revenues from 2010 to 2011, was primarily due to our election to terminate our relationship with Network Appliances, or NetApp, at or around December 1, 2010. For the nine months ended September 30, 2010, our sales to NetApp represented 28.4% of total net revenues. We expect HP will represent much greater than 10% of our overall net revenue for the year ending December 31, 2012. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

Going forward, we expect to generate additional revenue primarily from our indirect channel sales and from potential new OEM customers. However, if we are unable to generate sufficient revenue and gross profit from these sources, our financial results could be harmed.

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

Even if the errors are detected before shipment, such errors still could result in the halting of production, delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in our loss of customers and goodwill. There can be no assurance that our customers will not assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Significant claims exceeding our expected warranty provisions could distract management’s attention from operating our business and, if successful, result in material claims against us that might not be covered by our insurance.

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us and reimbursed us for our out-of-pocket costs, which was in effect a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011. In the second and third quarters of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. Negotiations with this material customer continued and a final settlement was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million and an estimated remaining liability of approximately $2.7 million as of September 30, 2012 related to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with the material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

During the second quarter of 2012, we reached a settlement with our supplier responsible for the manufacture of the failed power supply units. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.7 million upon the subsequent signing of the settlement agreement, with the remaining $0.5 million to be received in three quarterly installments commencing three months from the date of the signed settlement agreement. These payments do not obligate us to any required future purchases. Additionally, our supplier committed to product rebates and/or price concessions on post-2011 product orders for a period of approximately three years, commencing three months from the date of signing the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of September 30, 2012, we have not assumed or recorded any insurance reimbursement.

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

The accounting treatment for the Cloverleaf acquisition resulted in significant amortizable intangible assets, which when amortized negatively affects our consolidated results of operations. As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our goodwill and long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that they were changing their strategy which would result in a significant decline in revenue for the Company. Thus, as of the end of September 2011, we tested the carrying values of Goodwill and Long-Lived Assets. The results were that we impaired the entire goodwill amount of $4.1 million, impaired the entire trade name by $0.1 million, and reduced the carrying value of the software from $4.9 million to $2.1 million.

In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believed that the valuations at that date were appropriate.

During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of September 30, 2012.

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

Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products fall into two categories: OEM sales and Dot Hill branded sales through the channel. For the OEM business, the length of time between initial contact with a potential customer and the sale of our product may last from 6 to 36 months. This is particularly true during times of economic slowdown and when selling products that require complex installations. For the branded sales business through the channel, sales cycles can range from 30 days to three months or more for individual deals. With Dot Hill's new products in the midrange segment, sales cycles are expected to increase to a range of 60 days to six months. This can increase the time for product decisions in both the OEM and Channel business for customers taking the new midrange products.

Additional factors that may extend our sales cycle, particularly orders for new products, include:

•	the amount of time needed for technical evaluations by customers;

•	customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;

•	customers’ internal review and testing procedures;

•	our engineering work necessary to integrate a storage solution with a customer’s system;

•	the complexity of technical challenges that need to be overcome during the development, testing and/or qualification process for new products and/or new customers;

•	our ability to meet unique customer specifications and requirements;

•	difficulties by our customers in integrating our products and technologies into their own products; and

•	the ability of our customers to ramp sales of our products including the desire of customer's to purchase legacy products.

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

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, new interface protocol, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors, new entrants into the open systems storage market, or us could render our existing products obsolete or uncompetitive. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis new competitive products, including new software and hardware, and enhancements to existing software and hardware that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions.

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

We primarily sell to HP and thus do not need to make substantial incremental investments in sales and marketing to generate demand for our products to our largest customer. Additionally, we outsource substantially all of our manufacturing to very large contract manufacturing partners in Asia. Hence, there is little incremental cost required to increase our production capacity. Furthermore, we have an adopted modular architecture to our storage systems products and consequently if our customers do not require substantial customization, we are able to launch products based on existing product platforms for new OEMs or channel partners at modest incremental expenditures.

In the past, we have taken and may have to take further measures to reduce expenses if net revenue or gross margins decline and we experience greater operating losses or do not achieve profitable results. A number of factors could preclude us from successfully bringing variable costs and expenses in line with our net revenue, such as the fact that our variable expense levels are based in part on our expectations as to future sales. This limits our ability to reduce expenses quickly in response to any shortfalls in net revenue or gross margin. Consequently, if net revenue does not generate enough gross margin to cover operating expenses, our operating results may be negatively affected.

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

Pricing pressures also exist from our significant customers that may attempt to change the terms, including pricing, payment terms and post sales obligations with us. As our customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually, or otherwise, commit to price reductions for our products prior to determining if we can implement corresponding cost reductions. If we are unable to achieve such cost reductions, or are unable to pass along cost increases to our customers, and have to reduce the pricing of our products, our gross margin may be negatively impacted which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to lower product costs or changes in the mix of products we sell may significantly impact our gross margin and results of operations.

Our gross margin is determined in large part based on our contract manufacturing costs, our component costs, the timing and magnitude of product cost reductions, and our ability to include RAID controllers and value added features into our products, such as DMS and RealStor, as well as the prices at which we sell our products. The amount of revenue recognized from software and service sales and the relative mix of such sales in comparison to sales of our other products will also impact our gross margin, as the gross margin on sales of software and services is higher than that of our other products. If we are unable to lower production costs to be consistent with our projections or if we experience any decline in selling prices, such as with certain customers with whom we have negotiated periodic price reductions based on specific criteria, our gross margin and results of operations may suffer. Some of the new products we are currently shipping or expect to begin shipping are in the early stages of their lifecycle. Our historical experience indicates that gross margin on new products are low initially and increase over time as a result of maturing manufacturing processes, component cost reductions and re-engineering the products to reduce costs. If we fail to achieve these improvements, our gross margin will be negatively impacted and our business, financial condition and results of operations could be significantly harmed.

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

For the nine months ended September 30, 2012 we incurred a net loss of $9.9 million. For the year ended December 31, 2011 we incurred a net loss of $20.4 million. For the year ended December 31, 2010 we incurred a net loss of $12.8 million. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2012. Consequently, we cannot assure you that we will be profitable in any future period.

Our future operating results and profitability will depend on, and could vary substantially as a result of many factors, including:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to implement and achieve targeted gross margin and cost reduction objectives;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to meet product delivery schedules for HP and other customers which could result in increased air freight, expedite and overtime charges;

•	the extent to which we invest in new initiatives such as channel sales and software development;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	the success of our manufacturing strategy and relationships with our contract manufacturing partners;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements, recalls or customer penalties;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions, including the current worldwide economic crisis;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights;

•	costs of litigating and defending law suits; and

•	our ability to capitalize on new customer opportunities resulting from industry consolidation.

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

Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, Hanif Jamal, our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, James Kuenzel, our Senior Vice President of Engineering, Ernest Hafersat, our Senior Vice President of World-Wide Manufacturing, Operations, and Supply Base Management, and Ali Asgari, our Senior Vice President of Customer Services. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. In addition, if any of our additional key engineering, sales and general and administrative employees were to terminate their employment with us, our business could be harmed. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

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

If we are not able to satisfy the continued listing requirements of the NASDAQ Global Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing on the NASDAQ Global Market is conditioned upon compliance with numerous continued listing standards. In particular, the listing standards include a requirement that the closing minimum bid price of our Common Stock be maintained at least at $1.00 per share.  Our common stock has traded below $1.00 per share since October 19, 2012.  If our common stock trades below the $1.00 minimum closing bid requirement for any 30 consecutive trading days, NASDAQ is likely to send us a Deficiency Notice.  We would then have a 180-day period to regain compliance.  If we are unable regain compliance during that period, we may be delisted.  If our common stock were to be delisted from the NASDAQ Global Market, our common stock would thereafter likely be traded in the over-the-counter market, and the price and liquidity of our common stock may be adversely affected.  We may be required to effect a reverse stock split to regain compliance with the $1.00 per share minimum bid price requirement.  Even if we are able to regain compliance through a reverse stock split, there can be no assurance that our stock will remain above $1.00 per share thereafter.  If we are delisted and thereafter seek to re-list our stock on the NASDAQ Global Market, we will be required to comply with all of the NASDAQ Global Market initial listing requirements, many of which are more stringent than the continued listing requirements.

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

Although a substantial portion of our business is located and conducted in the United States, a significant portion of our operations are located outside of the United States. A substantial portion of our products are manufactured outside of the United States, and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenues. A decrease in the value of the U.S. dollar relative to foreign currencies could increase operating expenses in foreign markets. Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the United States. Therefore, as a substantial portion of our sales are from countries outside the United States, fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could adversely impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the United States.

Additional risks inherent in our international business activities generally include, among others, difficulties in managing international operations and compliance with complex tax regulations in each tax jurisdiction.

In addition, due to the global nature of our business, we are subject to complex legal, tax and regulatory requirements in the United States and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) was passed and signed into law. Among other things, the health care reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business over the coming years. Our results of operations, financial position and cash flows could be materially adversely affected due to this health care reform legislation.

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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)

4.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)

4.3	Form of Common Stock Certificate. (4)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)

4.5	Form of Rights Certificate. (5)

4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)

10.1	First Amendment to Lease Agreement by and between Dot Hill Systems Corp. and DL Faraday L.P. as of July 24, 2012.

31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted by, or requested from, the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: November 9, 2012

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 9, 2012

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)