Form 10-K
period 2012-12-31
DOT HILL SYSTEMS CORP
filed 2013-03-18
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012 was $65,057,120.

The registrant had 58,703,185 shares of common stock, $0.001 par value, outstanding as of February 28, 2013.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.
FORM 10-K
For the Year Ended December 31, 2012

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
In this annual report on Form 10-K, “Dot Hill,” “Dot Hill Systems Corp.,” “we,” “us” and “our” refer to Dot Hill Systems Corporation and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

PART I
Item 1. Business

We design, manufacture and market a range of software and hardware storage systems for the entry and midrange storage markets. We focus on selling through server-based original equipment manufacturers (OEMs), such as Hewlett-Packard, or HP, Dell Inc. or Dell, Lenovo Group Limited or Lenovo, Advanced Micro Devices, Inc. or AMD, Stratus Technologies or Stratus and Wipro Limited or Wipro; as well as into vertical markets, which primarily include media and entertainment, telecommunications, HPC Digital Image Archive, Big Data and oil and gas. Our vertical market customers are OEMs, who embed our products into their solutions, as well as resellers.
Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN(TM) 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSAN 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, Fibre Channel, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.
On August 22, 2012, we introduced AssuredSAN(TM) Pro 5000 Series with RealStor(TM) software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit, while storing less frequently accessed data on slower, but much less expensive hard disk drives. On the same day, we also introduced our AssuredSAN(TM) 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same architecture as the Pro 5000 Series. Our Series 2000 and 3000 products are characterized by IDC as Band 2 and Band 3 products. With the announcement of our Series 4000 and 5000 products, we now have products characterized within IDC Price Bands 4 and 5 products and we have thus increased our total available market as measured by end-user sales price from $4.0 billion to $10.6 billion.
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
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded OEMs that integrate our products into their solutions, and VARs. Our storage system products' server-based OEM partners currently include, among others, Hewlett-Packard, or HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Motorola, Inc., or Motorola, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Concurrent Computer Corporation, or Concurrent, Autodesk Inc. or Autodesk, Harris Broadcast Communications and Nokia Siemens Network, or Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 68% of our total net revenue in 2012. We expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2013. We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.
In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM specifications, schedules and milestones;

•	our ability to sell Dot Hill branded products through resellers;

•	our ability to win new server-based OEM customers and OEMs who embed our products into their solutions;

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

For these and other reasons, our net revenue and results of operations in 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.
In the first quarter of 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012. The closure of our Israel Technology Development Center is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of December 31, 2012.
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
Industry Background
Overall Storage Market
Overall the enterprise storage market is a $33.4 billion industry in 2011, of which over $25 billion is generated by external networked storage systems. International Data Corporation (IDC) projects networked storage revenue's compound annual growth rate (CAGR) to be 7% through 2016. The market for networked storage is further divided into Direct Attach Storage (DAS) with $2.8 billion revenue and Networked Storage, which includes Storage Area Network (SAN) products, with $15.5 billion revenue and Network Attach Storage (NAS) with $6.0 billion revenue. External storage systems have been growing faster than internal storage systems since 2002. Storage capacity growth has increased at a much higher rate than revenue, as capacity per disk device continues to increase while component prices are declining.
External storage refers to storage systems not inside a server. The main components of a storage array system are hard disk drives (HDD), solid state drives (SSD), one or two storage controllers, power supplies and an enclosure. The main advantage of networked storage, including SAN and NAS, is that it allows multiple servers to share the storage resources connected through a network interface such as Fibre Channel or iSCSI.
IDC tracks shipments of products from storage vendors and divides the market into ten specific price bands. Price bands most relevant to Dot Hill are bands 2 through 5, which represent a $10.6 billion projected total available market in 2013.
Types of Data
Gartner, Inc. (Gartner), an information technology research and advisory company, classifies data types into four categories based on the format of how the data is stored. This differentiates data types across traditional relational, XML, messaging and multi-media formats. Examples of data types in the four categories include:

•	Structured data. Structured data includes relational databases where full atomicity, consistency, isolation, and durability (ACID) features are supported.

•	Semi-structured data. Semi-structured data is structured data that include metadata and are self-descripting. This also includes XML data.

•	Quasi-structured data. Quasi-structured data includes web clickstream data that contains some inconsistencies in data values and format.

•	Unstructured data. Unstructured data includes text documents, images, video and general file-based data.
Dot Hill storage products are suited to all data types.
Storage Systems by Market Segment
Traditionally, storage vendors have designed products for markets differentiated by capacity, performance, price and feature set. These storage markets are typically identified as:

•
Entry-level. Entry-level storage products are designed for lower capacity, less complex data storage needs. OEMs and server companies address this market primarily through an indirect sales channel approach employing distributors, retailers and VARs that assist IT managers in identifying, purchasing and installing the product.

•
Midrange. Midrange or departmental/workgroup storage products are designed for higher capacity and performance than entry-level products, but still feature ease of use and manageability, and are attached to a local server or a network of servers tailored to the needs of the local users. In this market, storage providers, OEMs and server companies primarily sell their products to local IT managers either directly or through distributors, VARs and regional system integrators (SIs).

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

Dot Hill storage products address the entry-level (bands 2 and 3) and midrange segments (bands 4 and 5).
Industry Trends
There are several disruptive trends in the storage industry that will continue to drive demand for increasing storage requirements in terms of capacity, performance, and price. These trends include the following:

•	The explosion of personal data stored and shared on social networking sites and stored or accessed on various mobile devices;

•	Consolidation of compute power and storage in a variety of centralized or cloud architectures;

•	Big Data capture, storage and management of various unstructured and quasi-structured data formats;

•	Business intelligence and analytics, often applied to Big Data stores that require additional storage resources during the map/reduce process;

•	Data security and compliance requirements from government entities and customer privacy expectations; and

•	Storage systems optimized for flash storage and storage class memory products to increase performance while optimizing cost.
We believe the storage industry is strong and growing and our unique product and company strengths will satisfy a growing set of customers in the years ahead.
Our Strategy
Our primary objective is to sustain and grow profitability through our core business of selling entry and mid-level storage arrays through OEMs, including server-based OEMs and vertical markets OEMs focused on solutions for media and entertainment, telecommunications, Big Data, HPC Digital Image Archive and oil and gas, and also through channel based resellers focused primarily on the same vertical markets. We plan to expand our core product platform to include mid-range systems with embedded software features. Our first mid-range products launched on August 22, 2012, including the AssuredSAN(TM) Pro 5000 Series, with RealStor(TM) software that incorporates autonomic real-time data tiering, and the AssuredSAN(TM) 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability and exceptional streaming throughput. While revenue from these products was not significant in 2012, it could become meaningful in 2013 and beyond. In addition, we will strive to create greater economies of scale and operating leverage in our entry level OEM storage array business, by focusing on new customer opportunities that may arise as a result of industry consolidation.
More specifically our strategy for the storage array business includes the following:

•
Focus on embedding our storage products into solutions for media and entertainment, telecommunications, Big Data, HPC Digital Image Archive and oil and gas. Our AssuredSAN products are particularly well-suited for read and write workloads that are both random and sequential. A random workload implies that multiple users may wish to access the same data simultaneously. A sequential workload implies that users will need access to large files. The vertical markets we target all need storage with such performance characteristics. By addressing the needs of these markets through both OEMs that would embed our storage into their solutions and resellers that also sell into these segments, we can benefit from our channel partners’ knowledge of these vertical markets, extensive direct and indirect distribution networks, installed customer bases and greater sales, marketing and global service and support infrastructures. The costs associated with a direct worldwide sales force are extensive. By leveraging the sales networks of our partners, we can manage our sales and marketing costs to much lower levels. In addition, we encourage our partners to provide direct support and service to end-users.

•
Focus on existing customers and develop new customer relationships. We have entered into OEM agreements with, HP, Tektronix, Lenovo, Dell, AMD, Motorola, Samsung, Stratus and Concurrent, among others. We intend to focus on expanding our relationships with our existing customers and to continue seeking additional OEM relationships with other industry leaders to sell current products and expand the number of products offered to these customers to enable them to address new markets.

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

•
Quickly adopt new standards. We strive to introduce products that are first to market. For example, in February 2010 we introduced AssuredSAN 3000, the first entry-level storage array with 8Gb Fibre Channel and Fibre Channel / iSCSI interfaces, and continued with 6Gb SAS, 10Gb iSCSI and four port 1Gb iSCSI interface options throughout 2010. In 2011, we launched the AssuredSAN 3003 series which substantially increased both streaming and random performance. In August, 2012, we introduced AssuredSAN(TM) Pro 5000 Series with RealStor(TM) software that incorporates autonomic real-time data tiering. With RealStor, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit to store very frequently accessed or "hot" data, while storing less frequently accessed data on slower, but much less expensive, hard disk drives. This eighth generation storage array technology delivers performance improvements within minutes for workloads as data being stored on the Series 5000 products are analyzed in real-time and migrated to faster but more expensive SSDs or to slower HDDs, based on frequency of use. On the same day, we also introduced our AssuredSAN(TM) 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same architecture as the Series 5000. In addition, our AssuredVRA enterprise RAID (redundant array of independent disks) stack for Windows and Linux servers allow us to quickly adopt and migrate to next generation Intel and AMD class server architectures due to its highly modular architecture and approach.

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

Our Products
Product Positioning and Highlights
We design, manufacture and market a range of enterprise storage solutions and virtual RAID adapters for the entry and midrange storage markets. Typical customers for our storage systems products, which includes our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various interfaces, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity, direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays.
Typical applications for Dot Hill storage solutions include server virtualization such as VMware and Microsoft Hyper-V environments, ERP and email applications, retail transactions, streaming video workflows, voicemail and financial services.
Our AssuredSAN storage solutions are positioned in the market to lead in these areas:

•	Proven value for network storage. Our storage arrays support raw capacities up to 288TB with 4TB disk drives, and offer High Availability with dual redundant controllers.

•
Best-in-Class reliability and high availability. Based on over 600,000 total storage array systems shipped, and the large number of systems tracked in field service, the AssuredSAN product line has consistently demonstrated 99.999% availability. Our products have been validated by rigorous testing by multiple demanding OEM customers.

•
Best-in-Class price/performance. With the introduction of the AssuredSAN 4000 series, we have established industry leading performance in terms of streaming read/write performance and transactions per second for this class of product. Our midrange class products deliver more performance at a given price point than competing systems in the market. Since the initial launch in August 2012, multiple OEM customers have selected and qualified our midrange products for their storage solutions.

•
Most responsive storage with real-time tiering. Our AssuredSAN Pro 5000 series with RealStorTM software enables autonomic real-time tiering across disk technologies to achieve greater performance for dynamic workloads. With RealStor, businesses gain the advantage of deploying very high performance SSDs, using them to their maximum benefit to store very frequently accessed or “hot” data, while storing less frequently accessed data on slower, but much less expensive hard disk drives. This 8th generation storage array technology delivers performance improvements within minutes for workloads, as data being stored on the Series 5000 products are analyzed in real-time and migrated to faster but more expensive SSD's or to slower HDD's based on frequency of use.

•
Disruptively simple interface for improved operational efficiency. In addition to the autonomic real-time tiering in the Assured SAN Pro 5000 series, the software interface has been designed for simplicity that eliminates all low level configuration tasks without complex policy settings.

AssuredSAN Product Line
We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers' needs for easily scalable cost-effective solutions. We currently offer storage systems in Fibre Channel, iSCSI, and SAS host interfaces which include HDD and SSD drive technologies. We also offer enterprise class RAID software for industry standard Windows and Linux servers, as well as storage management applications, which can manage any one or all of our storage system configurations. The AssuredSAN Pro 5000, RealStorTM software adds autonomic real-time tiering, thin provisioning, fast RAID rebuild and a disruptively simple user interface called Storage Management Console. In addition, performance-enhancing and Data Management Software is sold bundled with our storage systems or licensed separately to OEM customers, including AssuredSnap, AssuredCopy and AssuredRemote.
We also offer AssuredSAN Modular Storage Architecture products focused on the incorporation of SAS drive technology with a variety of front-end host interfaces. These products are focused on the general purpose market initially and introduce several technological advancements including EcoStor™ (elimination of batteries in a RAID cache management system) and SimulCache™ (high-speed mirrored cache coherency).

•
AssuredSAN 2000 Series. Our product line begins with the value priced storage arrays in the 2000 Series. The 2000 Series provides entry level SAN storage for business applications, with an easy to use management interface. The latest product in this series is the AssuredSAN model 2333 that offers a 1Gb iSCSI interface and supports 1TB, 2TB, and 3TB HDDs with options to include SSD drives.

•
AssuredSAN 3000 Series. The 3000 Series is ideal for demanding applications such as video post production, surveillance, and virtual machine environments (VMware, Microsoft and Citrix). With the introduction of the 24 drive small form factor drive products (2U/24) in February 2010, we believe we were also the first to offer such systems with full embedded RAID and data protection capability. Our AssuredSAN 3000 Series includes a range of interface options including 8Gb Fibre Channel, 1Gb and 10Gb iSCSI, 6Gb SAS and a hybrid Fibre Channel / iSCSI option.

•
AssuredSAN 4000 Series. Our AssuredSAN™ 4000 storage arrays which were announced on August 22, 2012 are the highest performing storage solutions in our portfolio with a traditional user interface for RAID storage systems. Designed with a powerful processor, these systems provide accelerated performance for sequential workloads, making them ideal solutions for high performance computing, telecommunications data capture, media streaming, video post-production, and broadcasting. The 4000 Series with optimized hardware features adds extra speed for video streaming, post-production, high performance computing (HPC), and broadcast.

•
AssuredSAN Pro 5000 Series. Also announced on August 22, 2012, our AssuredSAN Pro 5000 Series adds automated tiered storage capabilities to our smart, simple, SAN storage line-up. Using the Pro 5000 Series with integrated RealStor™ management software, IT managers can improve data responsiveness, remove provisioning and allocation guesswork, and simplify storage management and expansion. RealStor, our unique, patent pending software takes tiered storage to a more advanced level -beyond batch data migration to Real-Time automated tiered storage, that continuously responds to user data demands by moving 'hot' data to a high-speed SSD tier. RealStor software includes these key features:

◦	RealTier™, Autonomic Tiered Storage software;

◦	RealThin™, Thin provisioning solution;

◦	RealPool™, automated pooling dramatically simplifies storage setup; and

◦	RealQuick™, method for rapidly rebuilding sectors in record time.
Additional AssuredSAN Features

•
High Availability. We believe that high availability is essential to our customers due to the critical nature of the data being stored. We have demonstrated 99.999% availability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our storage systems. Redundant components have the ability to be replaced while the system is on-line without interrupting network activity.

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

•
Rugged Product Design. Our AssuredSAN products are designed to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS, Level 3 and MIL-STD-810F compliance.

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

Data Management Software (DMS) for AssuredSAN Products
Software features available with our AssuredSAN products include the following:

•
AssuredSnap. AssuredSnap is our DMS software that introduces point in time snapshot technology into the AssuredSAN product family. AssuredSnap provides the ability to create point-in-time copies or backups of disk volumes with restoration of data to any captured point in time snapshot. Since AssuredSnap only copies changed data to disk, it can virtually eliminate backup windows. The AssuredSnap implementation is not only fast, but also reduces the size of snapshots by storing only a single instance of changed blocks. This technology allows IT managers increased backup efficiency and flexibility.

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

•
AssuredRemote. AssuredRemote is our DMS software that introduces remote replication into the AssuredSAN product family. AssuredRemote leverages snapshot technology and then transfers them to a paired array over either Fiber Channel or Ethernet for enhanced data protection and disaster recovery.

•
RAIDar. RAIDar is a web-based interface used for configuring, monitoring, error reporting and running diagnostics for certain of our RAID systems. This tool kit enables our OEM customers to private-label the user interface quickly and cost efficiently. RAIDar 2.0 adds greater end-user ease of use capability in the form of simple configuration wizards. RAIDar applies to the AssuredSAN 2000, 3000 and 4000 Series products.

AssuredVRA Product Line
AssuredVRA is a high-performance, feature rich, host based RAID stack for Windows and Linux based enterprise servers. Our OEM and SI customers typically integrate AssuredVRA as an ingredient of their entry-level Intel or AMD based server products. It has the ability to replace a dedicated hardware RAID adapter in many applications by utilizing the built-in disk I/O ports built into modern server hardware. In most instances, AssuredVRA is private labeled and branded with the OEM's own brand. The latest customer, AMD, was announced on January 7, 2013. Sales of AssuredVRA products were not significant in 2010, 2011 or 2012.
Dot Hill Market Access
Horizontal Markets

•
Server Attach Storage. This is the traditional market for external network storage systems. SAN storage arrays connected through a network interface such as Fibre Channel or iSCSI and sold by one of the major system manufacturers. We currently sell to Hewlett-Packard, Lenovo, Stratus and other manufacturers that attach to server systems.

•
Server Virtualization. Increasingly, servers are being virtualized through a hypervisor platform such as VMware, Microsoft Hyper-V, or Citrix and external network storage is connected through a network interface such as Fibre

Channel or iSCSI to support these systems. Each physical server may handle multiple host applications. In this environment, we offer specialized features within the storage array to better integrate with the hypervisor platform. Examples are Microsoft VSS and VMware SRM.
Vertical Markets

•
Telecommunications. We sell through multiple OEM's in the telecommunications space including Tektronix, Samsung and Motorola/Nokia Siemens. Demand for storage in this market remains strong due to the proliferation of mobile devices and the build-out of 4G wireless networks.

•
Media & Entertainment. We have established success in various media and entertainment industries such as video post-production and broadcast systems. Our success in this segment spans both OEM and Indirect Channel partners. Current OEM customers include Autodesk, Concurrent, and Harris Broadcast Communications.

•
Big Data / Data Analytics. Numerous business and technology trends are disrupting the traditional data management and processing landscape and perhaps none more than big data and data analytics. Many businesses now view the analysis of big data stores as a competitive advantage. This approach requires a new approach to the analysis of large unstructured data sources. We have engaged in this segment through OEM partners and expect this market will continue to expand with opportunities across all channels.

•
Oil & Gas. Energy exploration and delivery is significant part of the worldwide economy. In this industry advanced computing and storage technologies are used for acquisition, retrieval and analysis for seismic data as well as equipment monitoring and process optimization.

•	Digital Image Archive. This segment includes the capture, storage and analysis of digital images from satellite, surveillance systems, medical images and many other applications.
OEM Partners for AssuredSAN platform
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs and OEMs who focus on select vertical markets. Our storage system products' OEM partners currently include, among others, Autodesk, Harris Broadcast Communications, HP, Lenovo, Motorola, Tektronix, Samsung, Stratus, and Concurrent. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP, our largest current customer, in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP's MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 57% in 2010, 74% in 2011 and 68% in 2012, with 2011 reflecting discontinuance of our sales to NetApp. We expect sales to HP will continue to represent a substantial portion of our net revenue in 2013.
OEM Partners for AssuredVRA Platform
Virtual RAID Adapter (VRA) technology is a unique class of pure, host-based software RAID that combines key advantages of pure software RAID with many of the key advantages of hardware RAID adapters. As such it optimized for integration with server manufacturers. Our AssuredVRA OEM partners currently include, among others, Dell and AMD.
Distribution Partners
Beginning in late 2009, we began placing more emphasis on selling higher gross margin products, which include appliance products and hardware products through indirect sales channels. This involves a two-tier distribution model whereby we sell directly to Distributors who then sell to Solutions Partners who sell a final solution to end customers. In 2012 we maintained distribution agreements in North America with Promark Technology, Inc., Pacific Alliance Capital, Inc., among others, and in EMEA with Hammer PLC, among others.
Business Overview
Sales and Marketing

Our hardware and software products and services are sold worldwide to facilitate network storage implementations in the entry level and mid-range market segments. Dot Hill branded products are sold primarily through distributors, VARs and resellers while “blackbox” and OEM-customized products are sold primarily through server-based OEMs, vertical markets OEMs and federal contractors. We utilize these channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We maintain a sales and marketing organization operating out of our office in Longmont, Colorado, with regional offices in Germany, Japan, the United Kingdom and China as well as several smaller localized field sales offices throughout North America. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.
We support our indirect and OEM channels with a limited set of marketing programs designed to promote our products and technology leadership, attract additional channel partners and generate end-user demand. Our product marketing team focuses on marketing strategy, product launches, product messaging, demand assessment, competitive analysis, public relations, marketing communications and channel marketing. The marketing team ensures that all marketing activities occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development road map to meet key customer and channel technology requirements.
Sales and marketing expenses consist primarily of salaries, marketing program related costs, lead generation, customer-related evaluation unit expenses, promotional costs and travel expenses.
Outsourced Manufacturing
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties' manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. The majority of our products sold in 2010, 2011, and 2012 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2013.
Cost of goods sold includes costs of materials, subcontractor costs, salary and related benefits for the production and service departments, depreciation and amortization of equipment and intangible assets used in the production and service departments, production facility rent and allocation of overhead as well as manufacturing variances and freight.
Research and Development
Our research and development team has been focused on developing innovative storage products including hardware and software. Hardware platforms are highly leveraged across the product line to minimize investment and deliver products that meet needs in multiple target markets.
Our software capabilities were significantly expanded in 2012 with the introduction of RealStor software for the AssuredSAN Pro 5000. Our AssuredSAN Pro 5000 Series with RealStor technology overcomes the limitations of other tiered storage solutions to deliver a combination of industry-leading high performance and high availability on a scalable platform with advanced features that are easy to manage with minimal IT resources. Intelligent RealTier algorithms operate continuously, automatically and in real-time to deliver the best possible improvement in performance for today's rapidly-changing real-world workloads. And the low initial capital expenditure, combined with streamlined management, result in a surprisingly low total cost of ownership, while the performance gains yield a high return on investment.
We have a history of industry firsts, including the first successfully commercialized hot-swappable SCSI disk array and RAID storage system for the UNIX environment and the first NEBS Level 3 certified and MIL-STD-810F tested line of storage systems. We were first to market and have patented SimulCache, which increases the write performance in a dual controller array. We were first to market and have patented EcoStor into our AssuredSAN products, which eliminates batteries in the storage system, thereby decreasing service costs while ensuring permanent data integrity in the event of power failure. We also believe that we were one of the first in the industry to be able to reliably intermix SAS and SATA drives in the same storage system without caveat. This has enabled us to build products that can optimize capacity and performance applications within the same storage array. We launched the first external RAID products using both 24 small form factor drives and 12 large form factor drives in a two unit high chassis form factor for the media and entertainment industry where read and write bandwidth is of significant importance. Also, we believe we were first to market in February 2010 with entry level storage arrays that offered 8Gb Fibre Channel, 6Gb SAS and a hybrid Fibre Channel/iSCSI interface in our AssuredSAN 3000 product line.

We are focused on continuously developing products that meet changing customer needs and anticipating and proactively responding to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines. We are actively working on next generation technologies in both storage hardware protocols and storage software applications. Research and development expenses consist primarily of project-related expenses, consulting charges and salaries for employees directly engaged in research and development. Our total research and development expenses were $28.1 million in 2010, $31.2 million in 2011 and $34.2 million in 2012.
Customer Service and Support
We recognize that providing comprehensive, proactive and responsive support is essential to maintaining and growing customer satisfaction, fostering customer loyalty and securing repeat business.
Our team of pre-sales sales engineers work in conjunction with their sales counterparts within our partners to train, scope opportunities and implement Dot Hill products in their customer environments when required. There are sales tools, try and buy and Beta evaluations, Partner Portal with all required sales information and competitive data. We offer partner boot camps in the Longmont, CO office for new product training, partner collaboration and feedback at various times throughout the year. This pre-sales support approach ensures our partners get whatever they require to be successful selling Dot Hill Products.
We provide comprehensive global customer service and support 24 hours a day, seven days a week, 365 days a year, either directly or through third-party service providers, aimed at simplifying installation, minimizing usage problems, maximizing system availability and streamlining administration. Through direct and third-party service providers, we maintain a global network of professional engineers and technicians who provide telephonic technical support in various languages from strategically located global response centers on a 24-hour, seven-day basis. In addition, we have the ability to provide four-hour on-site service response per contract on a global basis. We also offer all of our customers' access to SANsolve, our web-hosted interactive support knowledge base that gives our customers the ability to find answers to technical questions through our Customer Resource Center as well as initiate and track all support requests. Phone support is available via the web with a knowledge base and a Customer Resource Center with various information about our products and certification matrix.
Our new products also incorporate many diagnostic tools that will support the end user in self-servicing and diagnosing the issue easily. Industry standard SLA's are utilized but are also customizable by the partner if required.
We have also taken steps to better align our service and support structure with our indirect sales model, including the following:

•	Collaborated with our OEM partners to provide support and service directly to end-users. For example, HP and other OEMs provide direct support to their end-user customers;

•
Identified key areas for further development such as product certification/recertification training for our channel partners. In addition, we offered expanded array support services for a fee through our professional services offerings; and

•	Established additional authorized service providers to provide localized service support in certain Asian and European locations.
We continue to capitalize on a growing population of product whose initial warranty expired by providing cost effective extended warranty and out-of-warranty repair services.
Intellectual Property
Our success depends significantly upon our proprietary technology. We have received registered trademark protection for the marks SANnet (R), SANpath (R), SANscape (R), Stratis (R), Dot Hill (R), Dot Hill Systems (R) and the Dot Hill logo. Other trademark registrations are in process including RealStorTM, RealTierTM, RealThinTM, and RealQuickTM, AssuredSANTM, SimulCacheTM, and EcoStorTM. We have attempted to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We have registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees and with key vendors and suppliers.
As of December 31, 2012, we had been awarded a total of 88 United States patents, 8 of which were awarded in 2012. 80 of these patents generally cover RAID controller and SAN-related technology. In addition, as of December 31, 2012 we had 23 filed United States patent applications pending approval. The patents covering our core technologies expire from 2014 to 2042.

In addition, if we are unable to protect our intellectual property, or infringe intellectual property of a third party, our operating results could be harmed.
We also license certain technology from third parties and pay royalties on products shipped that incorporate such technology.
OEM Sales Cycle
Our OEM sales cycle involves four distinct phases that characterize the pipeline of current and potential OEM customers. Although the time to bring on a new OEM customer can be significant, the revenue stream usually continues through one or more product cycles.
Phase 1 - Product Evaluation. During this phase, customers are investigating and evaluation products with regard to features, performance, and pricing. In addition, assessment of a vendor's capability for quality, support, processes, and flexibility is often as important as the product assessment. This phase typically takes one to six months and ends when the customer grants a verbal award to the selected vendor.
Phase 2 - Contract and SOW. This phase involves development of a formal agreement and sometimes a statement of work if there is any customization or feature enhancements required. During this time the business engagement is established. This phase typically takes one to six months and ends with a signed contract.
Phase 3 - Customize and Solution Integration. In Phase 3, any product customization is implemented as defined in a statement of work. The OEM customer will also test, integrate and develop their complete solution to be ready for market. This phase typically takes one to 12 months and ends with product availability.
Phase 4 - OEM Launch and Ramp. The final phase is launch and ramp of the product through the OEM customer's process. Revenue begins as product ships, and a ramp to full volume usually takes between 3 and 12 months.
Administration
General and administrative (G&A) expenses consist primarily of compensation to officers and employees performing administrative functions, as well as expenditures for legal, accounting and other administrative services and fluctuations in currency valuations.
Other income (expense), net is comprised primarily of interest income earned on our cash and cash equivalents and other miscellaneous income and expense items.
Competition
The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage products sold to OEM's, we compete primarily against independent storage system suppliers including Fujitsu Technology Solutions GmbH or Fujitsu, NEC Corporation, Infortrend Technology or Infortrend, Promise Technology, Inc. or Promise, and NetApp as a result of its acquisition of LSI's Engenio Division in May 2011. For our AssuredSAN storage products sold through indirect channels, our competitors include EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, NetApp, Infortrend, and Promise. Our indirect channels also compete with traditional suppliers of computer systems and servers, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products.
Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than we do. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts. Additionally, a number of public and privately held companies are currently attempting to enter the storage market, some of which may become significant competitors in the future. We could conceivably compete with some of the original design manufacturers, one of whom is currently our manufacturing partner, as they develop expertise in chassis design and power and cooling technologies.
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
Dot Hill Operating Leverage
We believe we have several unique points of operating leverage that will create value for the business As such, we are focused on improving our business strength in these areas.
Gross margin levers will improve the overall margin of the business. For example, our supply chain costs are relatively fixed and as volume increases, the increased volume is disproportionately smaller than the increased volume, which will improve margins. We consciously manage the mix of lower margin server OEM business with higher margin vertical market business. In the same way, we manage the mix of “drive-less” storage systems compared to “drive-full” systems.
Operating expense levers enable us to significantly leverage a relatively fixed engineering investment across multiple customers with similar product needs. Within the OEM sales team, the effort is largely centered on design wins and not on-going demand generation. Also, G&A costs are relatively fixed and as volume increases, the incremental expense to support the increased volume is disproportionately smaller than the increased volume, which will improve operating margins.
Minimal capital requirements provide leverage as a result of the outsourced manufacturing model. Working capital needs are low as inventory levels have been historically low and AR and AP terms that are similar.
Balance sheet and cash leverage is gained with working capital and line of credit that are sufficient to satisfy customers and suppliers. This enables investment in adding new customers to the pipeline. If needed, we have the cash to invest in customer inventory.
Employees
As of December 31, 2012, we had 324 full-time employees, of whom 169 were engaged in research and development, 47 in sales and marketing, 52 in manufacturing, 39 in general management and administration and 17 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Restructuring
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
Named Executive Officers of the Registrant

Name	Age	Position	Officer or Key Employee Since
Dana W. Kammersgard(2)	57	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal(2)	52	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	July 2006

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
Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 57% of our net revenue for the year ended December 31, 2010, 74% of our net revenue for the year ended December 31, 2011 and 68% of our net revenue for the year ended December 31, 2012. The increase in sales to HP, as a percentage of total net revenues from 2010 to 2011, was primarily due to our election to terminate our relationship with Network Appliances, or NetApp, at or around December 1, 2010. For the year ended December 31, 2010, our sales to NetApp represented 26% of total net revenues. We expect HP will represent much greater than 10% of our overall net revenue for the year ending December 31, 2013. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.
Going forward, we expect to generate additional revenue from our vertical markets partners and from potential new server-based OEM customers. However, if we are unable to generate sufficient revenue and gross profit from these sources, our financial results could be harmed.
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
Even if the errors are detected before shipment, such errors still could result in the halting of production, delay of shipments, recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in loss of customers and goodwill. Our customers may assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Significant claims exceeding our expected warranty provisions could distract management’s attention from operating our business and, if successful, result in material claims against us that might not be covered by our insurance.
In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. While we were able to promptly identify and resolve the cause of the failures, we are required to provide replacement products or make repairs to the affected power supply units that had been sold between March and October 2009. Through June 30, 2011, our component supplier had repaired all of the faulty power supplies at no cost to us and reimbursed us for our out-of-pocket costs, which was in effect a reimbursement to customers for certain out-of-pocket costs they incurred in connection with these power supply failures. The total amount reimbursed to us by our component supplier approximated $1.0 million through June 30, 2011. In the second and third quarters of 2011, a significant customer provided us with a framework estimating the potential claims precipitated by the power supply failures. Negotiations with this significant customer continued and a final settlement was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million. The remaining liability of approximately $1.8 million as of December 31, 2012 relates to a combination of future price concessions and rebates to be paid quarterly based on sales volumes through December 31, 2012 and extension of the warranty coverage period from three to six years for the units that include the faulty power supplies. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with the significant customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.
During the second quarter of 2012, we reached a settlement with our supplier responsible for the manufacture of the failed power supply units. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.9 million subsequent to the signing of the settlement agreement, with the remaining $0.3 million to be received in quarterly installments. These payments do not obligate us to any required future purchases. Additionally, our supplier committed to product rebates and/or price concessions on post-2011 product orders for a period of approximately three years, commencing three months from the date of signing the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date.
In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and which are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent, if any, we will be covered by our carrier. As of December 31, 2012, we have not assumed or recorded any insurance reimbursement.

To the extent that we are unsuccessful in executing the settlement agreements with our customer and our component supplier on mutually beneficial terms, or our component supplier does not continue to reimburse us for the expenses incurred by us or our customers, and we are unsuccessful in recovering such expenses from our insurance provider, we could incur additional expenses which could potentially have a material effect on our financial statements.
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
The accounting treatment for the Cloverleaf acquisition resulted in significant amortizable intangible assets, which when amortized, negatively affects our consolidated results of operations. As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our goodwill and long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that they were changing their strategy which would result in a significant decline in revenue for the Company. Thus, as of the end of September 2011, we tested the carrying values of Goodwill and Long-Lived Assets. The results were that we impaired the entire goodwill amount of $4.1 million, impaired the entire trade name by $0.1 million, and reduced the carrying value of the software from $4.9 million to $2.1 million.
In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities). We evaluated the potential impact, if any, on our valuation of our acquired software and other long-lived assets maintained at our Israel Technology Development Center, and based on the facts and circumstances in existence at March 31, 2012, we believed that the valuations at that date were appropriate.
During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of December 31, 2012.
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
The current global economic condition could continue to affect the demand for our products and negatively impact our net revenue and operating profit. We are unable to predict changes in general macroeconomic conditions and when, or if, global IT spending rates will be affected and to what degree they will be impacted. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our net revenue, operating results and financial condition may be adversely affected. In addition, the global economic condition could also adversely impact our customers’, and/or their customers’, ability to finance the purchase of storage systems from us, or our suppliers’ ability to provide us with product, any of which may negatively impact our business, financial condition and results of operations.

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
In addition, there are occasions when some of our component suppliers make obsolete certain components that we incorporate into our products. In these situations we may be required to purchase such components on a “last time buy” basis, based on our forecasts of customer demand. If we incorrectly forecast customer demand or if our customers over- or under-forecast demand, we may have an inadequate supply of products, or we may have excess inventory which may have to be sold in the open market at a substantial discount, if at all possible, either of which may harm our business, financial position and operating results.
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

Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products fall into two categories: OEM sales and Dot Hill branded sales through the channel. For the OEM business, the length of time between initial contact with a potential customer and the sale of our product may last from 6 to 36 months. This is particularly true during times of economic slowdown and when selling products that require complex installations. For the branded sales business through the channel, sales cycles can range from 30 days to three months or more for individual deals. With Dot Hill's new products in the midrange segment, sales cycles are expected to increase to a range of 60 days to six months. This can increase the time for product decisions in both the OEM and Channel business for customers taking our new products.
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
The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, new interface protocol, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors or us, or new entrants into the open systems storage market, could render our existing products obsolete or uncompetitive. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis new competitive products, including new software and hardware, and enhancements to existing software and hardware that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions.
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
We primarily sell to HP and thus do not need to make substantial incremental investments in sales and marketing to generate demand for our products to our largest customer. Additionally, we outsource substantially all of our manufacturing to very large contract manufacturing partners in Asia. Hence, there is little incremental cost required to increase our production capacity. Furthermore, we have an adopted modular architecture to our storage system products and consequently if our customers do not require substantial customization, we are able to launch products based on existing product platforms for new OEMs or channel partners at modest incremental expenditures.
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
Our gross margin is determined in large part based on our contract manufacturing costs, our component costs, the timing and magnitude of product cost reductions, and our ability to include RAID controllers and value added features into our products, such as DMS and RealStor, as well as the prices at which we sell our products. The amount of revenue recognized from software and service sales and the relative mix of such sales in comparison to sales of our other products will also impact our gross margin, as the gross margin on sales of software and services is higher than that of our other products. If we are unable to lower production costs to be consistent with our projections or if we experience any decline in selling prices, such as with certain customers with whom we have negotiated periodic price reductions based on specific criteria, our gross margin and results of operations may suffer. Some of the new products we are currently shipping or expect to begin shipping are in the early stages of their life cycle. Our historical experience indicates that gross margin on new products are low initially and increase over time as a result of maturing manufacturing processes, component cost reductions and re-engineering the products to reduce costs. If we fail to achieve these improvements, our gross margin will be negatively impacted and our business, financial condition and results of operations could be significantly harmed.
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
Our efforts to accommodate our customers’ aggressive launch and ramp schedules can divert management’s attention from the rest of our business and force us to allocate product volumes across many customers due to component shortages, all of which could harm our relations with customers. In addition, we could incur overtime, expedite charges, and other charges such as shipping products by air as opposed to by ocean, as a result of efforts to meet such schedules. Any of these factors could result in lower net revenue and gross margin as well as increased operating expenses which could have an impact on our business, financial condition and results of operations.
Manufacturing and supplier disruptions could harm our business.
We primarily rely on Foxconn to manufacture our products. If our agreement with Foxconn is terminated, or if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. If our agreement with Foxconn terminates, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our customers and one that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.
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
For the years ended December 31, 2012, 2011, and 2010, we incurred net losses from continuing operations of $10.4 million, $8.5 million, and $7.2 million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2013. Consequently, we cannot assure you that we will be profitable in any future period.
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
Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, and Hanif Jamal, our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. If any of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. In addition, if any of our additional key engineering, sales and general and administrative employees were to terminate their employment with us, our business could be harmed. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.
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
Our common stock is currently listed on the NASDAQ Global Market. Continued listing on the NASDAQ Global Market is conditioned upon compliance with numerous continued listing standards. In particular, the listing standards include a requirement that the closing minimum bid price of our Common Stock be maintained at least at $1.00 per share.  Our common stock traded below $1.00 per share during the fourth quarter of 2012 and we received a deficiency notice from NASDAQ for failing to meet the minimum bid requirement. As of January 28, 2013, NASDAQ informed us that we had regained compliance by maintaining a closing price above the $1.00 minimum for ten consecutive trading days. In the future, our stock may trade below the $1.00 minimum bid requirement and we would then have a 180-day period to regain compliance.  If we are unable regain compliance during that period, we may be delisted.  If our common stock were to be delisted from the NASDAQ Global Market, our common stock would thereafter likely be traded in the over-the-counter market, and the price and liquidity of our common stock may be adversely affected.  We may be required to effect a reverse stock split to regain compliance with the $1.00 per share minimum bid price requirement.  Even if we are able to regain compliance through a reverse stock split, there can be no assurance that our stock will remain above $1.00 per share thereafter.  If we are delisted and thereafter seek to re-list our stock on the NASDAQ Global Market, we will be required to comply with all of the NASDAQ Global Market initial listing requirements, many of which are more stringent than the continued listing requirements.
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
We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption caused by fire, floods, hurricanes, earthquakes, volcanoes, power loss, power shortages, environmental disasters, telecommunications or business information systems failures, break-ins and similar events, could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected.
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
In the course of our sales efforts, we may enter into multiple element arrangements that include software and hardware related elements and maintenance. If we are required to change the pricing of our software-related elements through discounting, or otherwise introduce variability in the pricing of such elements, we may be unable to maintain Vendor Specific Objective Evidence of fair value of the undelivered elements of the arrangement, and would therefore be required to delay the recognition of all or a portion of the arrangement. A delay in the recognition of revenues may cause fluctuations in our financial results and may adversely affect our operating margins. To date, these types of transactions have not been significant, but may become more significant in the future as we expand our product offerings.
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
Cybersecurity breaches could expose us to liability, damage our reputation, compromise our ability to conduct business, require us to incur significant costs or otherwise adversely affect our financial results.
We retain sensitive data in our secure data centers and on our networks, including intellectual property, proprietary business information and personally identifiable information. We face a number of threats to our data centers and networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers’, our business partners’ or our employees’ intellectual property, proprietary business information or personally identifiable information. In addition, we have outsourced a number of our business functions to third party contractors, and any breach of their security systems could adversely affect us.
It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. A cybersecurity breach could negatively affect our reputation as a trusted provider of information infrastructure by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters currently occupy approximately 88,000 square feet that includes office and laboratory space in two buildings located in Longmont, Colorado. These facilities include research and development, administration, sales and marketing and operations functions. The lease for these buildings expires in May, 2018.
We lease approximately 7,300 square feet of office space located in Plymouth, Minnesota, under a lease that expires October, 2015. We use this office space as a research and development facility for our AssuredVRA software.
In addition, we lease other international office space in Germany, Japan, China, Singapore and the United Kingdom, primarily for research and development and sales and marketing functions.
Our existing leased facilities are appropriate for our current needs. We do not own any real estate.
Item 3. Legal Proceedings
We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes the outcome of such litigation and claims could have a material adverse effect on our financial statements. Historically, the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.
In January 2012, Dot Hill filed an arbitration claim against a customer for unpaid money owed to Dot Hill under the OEM and License Agreement entered into by the parties in July 2010 (the “Agreement”).  Pursuant to the Agreement, the customer licensed portions of our UVS software and bundled it with its hardware and software.  Our customer was required to pay licensing and support fees under the Agreement.  During the second calendar quarter of 2011, the customer stopped making payments, and approximately $1.1 million dollars is owed to us under the Agreement.  Our customer filed a counter claim for $0.6 million, primarily for damages and reimbursement of specific amounts paid under the Agreement. The case was heard at arbitration in late February to early March 2013, and we expect that a judgment will be issued within the next 60 days. We have reviewed this claim, but cannot at this stage in the process determine the likelihood of the outcome. Our initial estimate of our potential exposure ranges between $0.0 million and $0.6 million.
Item 4. Mine Safety Disclosures
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

	Low	High
Year Ended December 31, 2011
First Quarter	1.72	3.86
Second Quarter	2.49	3.37
Third Quarter	1.45	3.18
Fourth Quarter	1.19	1.96

Year Ended December 31, 2012
First Quarter	1.22	1.65
Second Quarter	1.05	1.60
Third Quarter	0.98	1.25
Fourth Quarter	0.72	1.09
On February 28, 2013 the last reported sale price for our common stock on the Nasdaq Global Market was $1.30 per share. As of February 28, 2013 there were 58,703,185 shares of our common stock outstanding held by approximately 103 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this annual report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON
The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the Nasdaq Composite Index and the Nasdaq Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2007 and its relative performance is tracked through December 31, 2012.

Item 6. Selected Financial Data
We derived the selected consolidated financial data presented below from our audited consolidated financial statements for the years ended December 31, 2010, 2011 and 2012, which are included elsewhere in this annual report on Form 10-K. Statement of operations data for the years ended December 31, 2008 and 2009 and balance sheet data as of December 31, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements not included herein. All data are in thousands except per share data. You should read the selected consolidated financial data together with our consolidated financial statements and related disclosures thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	2008	2009	2010	2011	2012
Statement of Operations Data:
Net Revenue	$272,879	$234,383	$251,838	$195,827	$194,548
Cost of goods sold	242,491	196,556	207,653	150,544	146,177
Gross profit	30,388	37,827	44,185	45,283	48,371
Operating expenses:
Research and development	28,709	28,120	28,113	31,196	34,199
Sales and marketing	13,878	10,970	11,837	13,225	14,133
General and administrative	12,779	10,139	9,162	8,506	9,900
Restructuring charge (recovery) (2)	813	2,430	2,089	668	(205)
Legal settlement	(4,036)	—	—	—	—
Goodwill and long-lived asset impairment charge (3)	5,432	—	—	—	—
Operating loss	(27,187)	(13,832)	(7,016)	(8,312)	(9,656)
Other income (loss), net	1,612	167	(3)	(23)	3
Income tax (benefit) expense	190	(40)	213	129	749
Loss from continuing operations	(25,765)	(13,625)	(7,232)	(8,464)	(10,402)
Loss from discontinued operations (4)	—	—	(6,019)	(13,560)	(4,548)
Net loss	$(25,765)	$(13,625)	$(13,251)	$(22,024)	$(14,950)

Net loss per share (1):
Loss from continuing operations	$(0.56)	$(0.29)	$(0.14)	$(0.15)	$(0.18)
Loss from discontinued operations	—	—	(0.11)	(0.25)	(0.08)
Basic and diluted	$(0.56)	$(0.29)	$(0.25)	$(0.40)	$(0.26)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$56,850	$57,574	$45,732	$46,168	$40,315
Working capital	75,261	62,010	49,879	41,387	34,286
Total assets	123,897	108,280	107,502	98,879	83,937
Total long-term debt	607	346	71	—	—
Total stockholders' equity	76,652	66,351	64,378	48,702	38,775

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share.

(2)	See Note 8 of Notes to Consolidated Financial Statements for an explanation of our restructuring charges.

(3)
During the fourth quarter of 2008, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $5.4 million of impaired long-lived assets consisting of $4.4 million of property and equipment and $1.0 million of intangible assets.

(4)
On January 26, 2010, we acquired 100% of the voting equity interests of Cloverleaf in exchange for (i) $0.7 million of cash, (ii) 4,758,530 shares of Dot Hill common stock valued at $8.1 million, or $1.71 per share, (iii) $1.8 million of specified assumed outstanding liabilities of Cloverleaf at the acquisition date, and (iv) 327,977 shares of restricted common stock that were issued to the employees of Cloverleaf who became employees of Dot Hill on the acquisition date pursuant to Dot Hill’s 2009 Equity Incentive Plan. See further discussion of our acquisition of Cloverleaf in Note 3 of Notes to Consolidated Financial Statements. During September, 2011, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $4.1 million of impaired goodwill, $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name, all related to our acquisition of Cloverleaf, Inc. As of December 31, 2011, the goodwill impairment charge, long-lived asset impairment charge and the acquired software impairment charge were recorded as components of discontinued operations. See further discussion of our long-lived asset impairment in Note 4 of Notes to Consolidated Financial Statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
Certain statements contained in this annual report on Form 10-K, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part I, Item 1A, “Risk Factors” and elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
Overview
We design, manufacture and market a range of software and hardware storage systems for the entry and midrange storage markets. We focus on selling through server-based original equipment manufacturers (OEMs), such as Hewlett-Packard, or HP, Dell Inc. or Dell, Lenovo Group Limited or Lenovo, Advanced Micro Devices, Inc. or AMD, Stratus Technologies or Stratus and Wipro Limited or Wipro; as well as into vertical markets, which primarily include media and entertainment, telecommunications, HPC Digital Image Archive, Big Data and oil and gas. Our vertical market customers are OEMs, who embed our products into their solutions, as well as resellers.
Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN(TM) 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSAN 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, Fibre Channel, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.
On August 22, 2012, we introduced AssuredSAN(TM) Pro 5000 Series with RealStor(TM) software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit, while storing less frequently accessed data on slower, but much less expensive hard disk drives. On the same day, we also introduced our AssuredSAN(TM) 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same architecture as the Pro 5000 Series. Our Series 2000 and 3000 products are characterized by IDC as Band 2 and Band 3 products. With the announcement of our Series 4000 and 5000 products, we now have products characterized within IDC Price Bands 4 and 5 products and we have thus increased our total available market as measured by end-user sales price from $4.0 billion to $10.6 billion.
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
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded OEMs that integrate our products into their solutions, and VARs. Our storage system products' server-based OEM partners currently include, among others, Hewlett-Packard, or HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Motorola, Inc., or Motorola, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Concurrent Computer Corporation, or Concurrent, Autodesk Inc. or Autodesk, Harris Broadcast Communications and Nokia Siemens Network, or Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 68% of our total net revenue in 2012. We expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2013. We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.
In addition, the demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM specifications, schedules and milestones;

•	our ability to sell Dot Hill branded products through resellers;

•	our ability to win new server-based OEM customers and OEMs who embed our products into their solutions;

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

For these and other reasons, our net revenue and results of operations in 2012 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. The majority of our products sold in 2010, 2011, and 2012 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2013.
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
In the first quarter of 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012. The closure of our Israel Technology Development Center is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of December 31, 2012.
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

Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems which is integrated with industry standard hardware which is essential to the functionality of the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
Software
In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all unspecified software updates and enhancements related to our products through service contracts is available. We have established VSOE for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis.
Specific long term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support for which we have not established VSOE of fair value of any of the elements.  Under specific guidance for recognizing software revenue, we begin recognizing revenue upon the delivery of all the elements except post-contract support (PCS).  We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS.  The deferred revenue and costs are amortized over the contractual PCS support periods.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology in 2010 and 2011 to the contract.  The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012.
This resulted in an overstatement of $1.4 million of revenue and $1.2 million of costs in 2010, and an overstatement of $2.8 million of revenue and $1.9 million of costs in 2011.  This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and research and development costs of $4.2 million and $3.1 million, respectively.
Service
Our service revenue primarily includes out-of-warranty repairs and product maintenance contracts. Out-of warranty repairs primarily consist of product repair services performed by our contract manufacturers for those customers that allowed their original product warranty to expire without purchasing one of our higher level support service plans. Revenue from these out-of-warranty repairs, and the associated cost of sales, is recognized in the period these services are provided. Service revenue also consists of product maintenance contracts purchased by our customers as an extension of our standard warranty. Revenue from our product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. Net revenue derived from services was less than 10% of total revenue for all periods presented.
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
Revenue Recognition for Sales to Channel Partners

On sales to channel partners, we evaluate whether fees are considered fixed or determinable by considering a number of factors, including our ability to estimate returns, payment terms and our relationship and past history with the particular channel partner. If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating the product has sold through to an end-user. Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity or data indicating an order has shipped to an end-user.
Deferred Revenue
We defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer, we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as hubbing arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.
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
A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million and an estimated remaining liability of approximately $1.8 million as of December 31, 2012, a portion of which relates to future price concessions and rebates based on sales volumes through December 31, 2012. The remaining portion relates to costs for extension of warranty coverage on these units. While our estimated liability relating to failed power supply units is subject to some uncertainty, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.
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
During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.9 million subsequent to the signing of the settlement agreement, with the remaining $0.3 million to be received in quarterly installments during 2013. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.
In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of December 31, 2012 we have not assumed or recorded any insurance reimbursement.
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
In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 8), at which time it was determined that the valuations at that date were appropriate. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of December 31, 2012.
In September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition of certain identified Cloverleaf assets acquired in January 2010 with an original carrying value of $5.0 million and property and equipment of $1.2 million.
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
Our impairment analysis at September 30, 2011 identified $2.9 million of impaired long-lived assets, consisting entirely of intangible assets recognized as part of the Cloverleaf acquisition in 2010. Long-lived asset impairment charges are recorded consistent with our treatment of related amortization expense specific to each acquired intangible asset. We recorded $2.8 million of impairment to acquired software and $0.1 million of impairment to acquired trade name as a component of cost of goods sold for the year ended December 31, 2011.
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
Compensation expense for restricted stock awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of our common stock on the date of grant), multiplied by the number of shares granted, and is recognized as expense over the respective vesting period. Compensation expense for performance-based restricted stock awards is measured similarly to restricted stock; however, compensation expense is only recorded for awards that ultimately vest, which is contingent upon employees achieving various performance criteria.
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
Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Years Ended December 31,
	2010	2011	2012
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	82.5	76.9	75.1
Gross profit	17.5	23.1	24.9
Operating expenses:
Research and development	11.2	15.9	17.6
Sales and marketing	4.7	6.8	7.3
General and administrative	3.6	4.3	5.1
Restructuring charge	0.8	0.3	(0.1)
Total operating expenses	20.3	27.3	29.9
Operating loss	(2.8)	(4.2)	(5.0)
Other income (expense), net	—	—	—
Loss before income taxes and discontinued operations	(2.8)	(4.2)	(5.0)
Income tax expense	0.1	0.1	0.4
Loss from continuing operations	(2.9)	(4.3)	(5.4)
Loss from discontinued operations	(2.4)	(6.9)	(2.3)
Net loss	(5.3)%	(11.2)%	(7.7)%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012

Net Revenue

	Year Ended December 31,
	2011	2012	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$195,827	$194,548	$(1,279)	(0.7)%

Net revenues decreased approximately $1.3 million from $195.8 million for the year ended December 31, 2011 to $194.5 million for the year ended December 31, 2012. The change in net revenue was primarily due to a $16.4 million increase in sales to our vertical markets customers, which included a $7.9 million increase in sales to Tektronix, and a $8.5 million increase in sales to other OEM customers, offset by a $13.5 million decrease in revenue from HP from $144.9 million for the year ended December 31, 2011 to $131.4 million for the year ended December 31, 2012. However, we expect sales to HP to continue to represent a substantial portion of our net revenue during 2013. Sales to HP approximated 74% of our net revenue for the year ended December 31, 2011 compared to 68% of our net revenue for the year ended December 31, 2012.

During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology in 2010 and 2011 to this contract.  The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue until all the deliverables, except PCS, were delivered in 2012.

This resulted in an overstatement of $1.4 million and $2.8 million of revenue in 2010 and 2011, respectively.  This was corrected in 2012, and the net out-of-period impact of these adjustments was a reduction of revenue of $4.2 million.

Cost of Goods Sold and Gross Profit

	2011		2012		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$150,544	76.9%	$146,177	75.1%	$(4,367)	(2.9)%
Gross Profit	$45,283	23.1%	$48,371	24.9%	$3,088	6.8%

Cost of goods sold decreased for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of a more favorable mix of sales revenue and cost reductions, which were partially offset by increased payroll-related costs and the correction of the accounting for the long-term software contract as discussed in Note 1 to the financial statements.

Gross profit margin increased from 23.1% for the year ended December 31, 2011 to 24.9% for the year ended December 31, 2012. Gross profit margin benefited from a more favorable product and customer mix, in addition to a decrease in warranty related costs, due to a one-time charge in 2011 related to failed power supplies, and favorable pricing from our contract manufacturer and vendors as compared to 2011.
Research and Development Expenses

	2011		2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$31,196	15.9%	$34,199	17.6%	$3,003	9.6%

Research and development expense increased $3.0 million to $34.2 million for the year ended December 31, 2012 compared to $31.2 million for the year ended December 31, 2011. The increase was primarily due to a $3.5 million increase in salaries and payroll expense, a $1.2 million increase in project materials expense, a $0.6 million increase in consulting expenses, a $0.8 million increase in depreciation expense, and a $0.5 million increase in allocated costs. These cost increases were partially offset by deferring $3.6 million in direct and incremental engineering costs related to a long-term customer software contract (see Note 1 to the financial statements). The increase in salaries and payroll related expense is the result of the 2012 reinstatement of salary reductions which were in effect throughout 2011. The increase in salaries expense is also the result of increased headcount focused on customizations for newer OEM customers, the launch of the company's Series 4000 and 5000 mid-range products and next generation product development. The increase in project materials expense and depreciation expense is the result of an increase in capital assets and project supplies required to support new customer wins, the launch of our mid-range products, and the development of our next generation storage products due to be released in 2013.

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

Sales and Marketing Expenses

	2011		2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$13,225	6.8%	$14,133	7.3%	$908	6.9%

Sales and marketing expense increased approximately $0.9 million to $14.1 million for the year ended December 31, 2012 compared to $13.2 million for the year ended December 31, 2011. This increase was primarily due to an increase in evaluation unit expenses of $0.7 million due to the promotion of our new products and to encourage sales opportunities with new OEMs. Other expenses increased $0.2 million.

General and Administrative Expenses

	2011		2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$8,506	4.3%	$9,900	5.1%	$1,394	16.4%

General and administrative expenses increased approximately $1.4 million to $9.9 million for the year ended December 31, 2012 compared to $8.5 million for the year ended December 31, 2011. The increase was partially due to a $0.7 million increase in salaries and payroll related expenses for the hiring of key administrative personnel. Additionally, consulting and recruiting fees increased $0.3 million from prior year. Professional fees also increased by $0.1 million as a result of an increase in special projects performed by one of our service providers, offset partially by a decrease in investor relations expenses, due to a one-time charge in 2011 for a media segment created to target new investors, along with bundling of certain investor relations services during 2012 to reduce costs. Realized and unrealized currency gains and losses were unfavorable during 2012 and favorable in 2011, causing an unfavorable change from year to year of $0.8 million. These increases to general and administrative expenses were partially offset by a decrease in stock compensation expense of $0.5 million, mostly due to the expense incurred related to the stock bonus plan during 2011, with no corresponding expense in 2012.

Restructuring Charge (Recovery)

	2011		2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recovery)	$668	0.3%	$(205)	(0.1)%	$(873)	(130.7)%

Restructuring expenses decreased due to a recovery of $0.2 million for the year ended December 31, 2012 compared to an expense of $0.7 million for the year ended December 31, 2011. These expenses relate to our 2008 and 2010 Restructuring Plans, for which there are no significant expenses remaining to be incurred in 2012. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our restructuring activities.

Other Income (Expense), net

	2011		2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(23)	—%	$3	—%	$26	113.0%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded an income tax provision of $0.7 million for the year ended December 31, 2012 and an income tax provision of $0.1 million for the year ended December 31, 2011. Our provision primarily relates to estimated liabilities relating to certain tax positions involving our foreign subsidiaries that have not been concluded with the relevant taxing authority. The increase from prior year is due to an increase in our unrecognized tax positions related to our foreign entities, due to changes in transfer pricing policies and other regulations in the countries in which we operate.

Loss From Discontinued Operations

	2011		2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(13,560)	(6.9)%	$(4,548)	(2.3)%	$9,012	(66.5)%

Loss from discontinued operations decreased $9.0 million to $4.5 million for the year ended December 31, 2012 compared to $13.6 million for the year ended December 31, 2011. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business.
This decrease was primarily due to a decline in operating expenses from discontinued operations of $7.5 million. The decrease in operating expenses primarily consisted of a decrease in research and development expense of $3.6 million, a decrease in sales and marketing expense of $0.6 million, and an impairment of goodwill of $4.1 million recorded in 2011, partially offset by an increase in restructuring charges of $0.8 million. Total operating expenses from discontinued operations decreased primarily due to a $3.1 million decrease in salaries and payroll related expenses, a $0.4 million decrease in depreciation expense, a $0.3 million decrease in stock-based compensation expense and an impairment of goodwill of $4.1 million recorded in 2011. These decreases were partially offset by an increase in professional service fees of $0.4 million.
In addition, we realized a benefit due to an increase in gross profit of $1.5 million, primarily driven by a decrease of $1.3 million in revenue and a decrease of $2.8 million cost of goods sold. The decrease in cost of goods sold was primarily a result of a $2.9 million intangible impairment charge in 2011.
All of the above are a result of activity related to our plan to exit our AssuredUVS business and close down our Israel Technology Development Center. See Note 4 of Notes to Consolidated Financial Statements for more details regarding our discontinued operations.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

Net Revenue

	Year Ended December 31,
	2010	2011	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$251,838	$195,827	$(56,011)	(22.2)%
The decrease in net revenue for the year ended December 31, 2011 to $195.8 million from $251.8 million for the year ended December 31, 2010, was primarily due to the decision in the fourth quarter of 2010 to exit our low margin business with NetApp. Sales to NetApp totaled $65.6 million for the year ended December 31, 2010 and totaled $0 for the year ended December 31, 2011. A portion of the lost NetApp sales were replaced by sales to OEM partners other than HP which grew to $43.3 million for the year ended December 31, 2011 from $36.7 million for the year ended December 31, 2010. Without NetApp sales in 2010, our net revenue would have increased 5% in 2011 over 2010.
Sales to HP remained flat year-over-year, totaling $144.9 million for the year ended December 31, 2011 and $144.7 million for the year ended December 31, 2010 due largely to the shortage of hard disk drives in the fourth quarter of 2011 as well as HP inventory optimization initiatives. Sales to HP are due to the successful launch and market acceptance of the HP MSA 2000 products, which includes our Series 2000 products and the launch by HP of its third generation product line, now called the P2000 product line, in February 2010, which includes our Series 3000 products. Although our Series 2000 products are in the decline phase of the product life cycle, demand for these products continued to be significant. We released our next generation Series 3000 products in the first quarter of 2010 and sales of these products increased significantly during each quarter of 2010, and remained consistent throughout 2011.
Cost of Goods Sold and Gross Profit

	2010		2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$207,653	82.5%	$150,544	76.9%	$(57,109)	(27.5)%
Gross Profit	$44,185	17.5%	$45,283	23.1%	$1,098	2.5%
Cost of goods sold decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of the decrease in sales. Cost of goods sold as a percentage of revenue decreased from 82.5% for the year ended December 31, 2010 to 76.9% for the year-ended December 31, 2011.
Gross profit margin for the year ended December 31, 2011 was 23.1% compared to 17.5% for the year ended December 31, 2010. The increase in gross profit margin was primarily due to exiting the low-margin NetApp business, the growth in Channel and non-HP OEM sales, internal cost reduction initiatives and decreases in manufacturing support costs and manufacturing variances. These decreases were partially offset by the cost of goods sold associated with the increase in sales to other OEM customers and the recognition of impairment charges relating to certain of our long-lived assets held at our ITC reporting unit.
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
Research and Development Expenses

	2010		2011		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$28,113	11.2%	$31,196	15.9%	$3,083	11.0%
Research and development expense increased $3.1 million to $31.2 million for the year ended December 31, 2011 compared to $28.1 million for the year ended December 31, 2010. This increase was primarily due to a net increase in salaries and payroll related expenses of $0.5 million, a net increase in stock compensation expenses of $1.3 million, an increase in engineering materials of $0.5 million, a net increase in depreciation expense of $0.2 million, an increase in consulting costs of $0.4 million and an increase in software and maintenance charges of $0.2 million.
The increase in salary and payroll related expenses is primarily a result of the additional employees engaged in research and development activities associated with the development of next generation entry level products and a mid-range product line. The increase in stock compensation expenses is due to a large portion of stock awards vesting in early 2011 when the stock price was elevated compared with the prior year. The increase in engineering materials is largely the result of the timing of our engineering material purchases in conjunction with the release of our next generation of products in 2012. Consulting costs increased largely as a result of certain engineering functions being performed by consultants in India and an increase in the use of domestic engineering consultants to assist with certain strategic development projects. The increase in depreciation expense was primarily the result of additional capital expenditures for our Longmont engineering labs.
Sales and Marketing Expenses

	2010		2011		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$11,837	4.7%	$13,225	6.8%	$1,388	11.7%
Sales and marketing expense increased $1.4 million to $13.2 million for the year ended December 31, 2011 compared to $11.8 million for the year ended December 31, 2010. This increase was primarily due to an increase in commissions and bonuses of $0.6 million, a net increase in stock compensation expenses of $0.2 million, an increase in bank fees of $0.3 million, an increase in travel expenses of $0.1 million, and other miscellaneous net increases of $0.5 million. These increases were partially offset by a decrease in customer-related evaluation product expenses of $0.3 million.
The increase in commissions and bonuses is due to better performance against sales goals. The net increase in stock compensation expenses is due to a new stock bonus plan in 2011 and an overall increase in awards. The net increase in salary and payroll related expenses is primarily a result of additional employees engaged in sales and marketing activities as a result of an increase in the number of sales territories we support and the continued expansion of our channel program. The increase in travel expenses was primarily the result of an increase in sales team employees and customer visits. The increase in bank fees is for credit card merchant fees assessed for one customer that pays by credit card. The decrease in customer-related evaluation product expenses is due to new product releases in 2010.
General and Administrative Expenses

	2010		2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$9,162	3.6%	$8,506	4.3%	$(656)	(7.2)%
General and administrative expenses decreased $0.7 million to $8.5 million for the year ended December 31, 2011 compared to $9.2 million for the year ended December 31, 2010. This decrease was primarily attributable to a decrease in salary and payroll related expenses of $0.4 million, a reduction in consulting fees of $0.5 million, a net reduction in other miscellaneous expenses of $0.6 million and a reduction in accounting, legal and advisory fees of $0.2 million. These decreases were partially offset by an increase in stock compensation related expenses of $0.8 million and an increase in bad debt expenses of $0.2 million.
The change in accounting, legal and advisory fees was primarily the result of negotiating lower fees with our service providers. The reduction in salary and payroll related expenses primarily was attributable to a reduction in salaries mandated by executive management that were in effect for part of 2010 and for all of 2011. Consulting fees were elevated in 2010 compared with 2011, as the company made the conscious decision in 2010 to hire temporary labor instead of full-time employees anticipating the move from Carlsbad, California to Longmont, Colorado.
Restructuring Charge (Recovery)

	2010		2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Restructuring Charge (Recovery)	$2,089	0.8%	$668	0.3%	$(1,421)	(68.0)%
In December 2008, our management approved, committed to, and initiated a restructuring plan, or the 2008 Plan, to improve efficiencies in our operations, which was largely driven by our plan to consolidate our facility in Carlsbad, California into the Longmont, Colorado facility.
In the second quarter of 2010, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2010 Plan, to better align our resources in order to lower our breakeven point. The 2010 Plan included severance and related costs for the reduction of approximately 10% of our workforce, and fees associated with the acceleration of the closure of our Carlsbad, California facility. For the year ended December 31, 2010, we incurred severance and related costs of $0.6 million related to both our 2008 Plan and 2010 Plan. We also incurred contract termination costs of $1.5 million for the year ended December 31, 2010, primarily for facility lease and other associated costs that we continued to incur without economic benefit and due to revisions to our assumptions regarding the timing and amount of tenant sublease income under both our 2008 Plan and 2010 Plan.
The $0.7 million restructuring expense for the year ended December 31, 2011 is primarily related to management’s determination that sublease rental income anticipated on the Carlsbad, California facility would not materialize, and the associated write-off of that expected rental income.
See Note 8 of Notes to Consolidated Financial Statements for more details regarding our restructuring activities.
Other Income (Expense), net

	2010		2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(3)	—%	$(23)	—%	$(20)	(666.7)%

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

Loss From Discontinued Operations

	2010		2011		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(6,019)	(2.4)%	$(13,560)	(6.9)%	$(7,541)	125.3%
Loss from discontinued operations increased $7.5 million to $13.6 million for the year ended December 31, 2011 compared to $6.0 million for the year ended December 31, 2010. The increase in losses was due to the following factors:

•
A decrease in gross profit of $2.3 million, primarily driven by an increase of $1.0 million in revenue and an increase of $3.3 million in cost of goods sold; the increase in cost of goods sold was primarily a result of a $2.9 million intangible impairment charge in 2011.

•
An increase in operating expenses, primarily consisting of an increase in research and development expense of $0.9 million, an increase in sales and marketing expense of $0.3 million, and an impairment of goodwill of $4.1 million recorded in 2011, partially offset by a decrease in general and administrative expense of $0.1 million, including restructuring costs. Operating expenses from discontinued operations increased primarily due to a $0.9 million increase in salaries and payroll related expenses and a $0.2 million increase in depreciation expense.

All of the above are a result of activity related to our AssuredUVS business located at our Israel Technology Development Center. See Note 4 of Notes to Consolidated Financial Statements for more details regarding our discontinued operations.
A decline in our ITC reporting unit’s AssuredUVS customer base resulted in a significant decline in actual and planned earnings and we determined it was “more-likely-than-not” that the ITC reporting unit was worth less than its carrying value. As a result we tested goodwill related to our ITC reporting unit for impairment as of September 30, 2011, and determined that the carrying value of goodwill was impaired. We performed the second step of the goodwill impairment test to measure the amount of the impairment resulting in the recognition of an impairment to goodwill of $4.1 million for the year ended December 31, 2011.
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
As of December 31, 2012, we had $40.3 million of cash and cash equivalents and $34.3 million of working capital compared to $46.2 million of cash and cash equivalents and $41.4 million of working capital as of December 31, 2011. The decrease in cash and cash equivalents is further described below.
Cash equivalents include highly liquid investments purchased with a weighted average maturity of 90 days or less and consist principally of short term money market mutual funds. As of December 31, 2012, $4.5 million of the $40.3 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Operating Activities
Net cash used in operating activities for the year ended December 31, 2012 was $2.4 million compared to net cash provided by operating activities of $2.2 million for the year ended December 31, 2011. The operating activities that affected cash consisted of a net loss, which totaled $15.0 million and $22.0 million for the years ended December 31, 2012 and 2011, respectively, in addition to the factors discussed below.
The adjustments to reconcile net loss to net cash provided by operating activities of continuing operations for the year ended December 31, 2012 for items that did not affect cash consisted of depreciation and amortization of $3.5 million, long-lived asset impairment charges of $1.6 million, loss on the write off of fixed assets related to our ITC business of $0.2 million, and stock-based compensation expense of $3.7 million.
Cash flows from operations reflects the positive impact of $6.6 million related to a decrease in accounts receivable, which was primarily due to a decrease in the number of days sales outstanding, which decreased from 62 days at December 31, 2011 to 50 days at December 31, 2012. Cash flows from operations also reflects the positive impact of $1.7 million related to an overall decrease in prepaid expenses and other assets at December 31, 2012, which was primarily due to payments received from a material component supplier in relation to certain failed power supply units. Deferred revenue had a $2.0 million positive impact to cash from operations due to royalty payments received related to a long-term software contract. Cash flows from operations also reflect the impact of $2.7 million related to an overall increase in other long-term liabilities, primarily due to increased deferred rents on our facility lease in Longmont, CO. Additionally, there was a small change in inventory that resulted in a positive impact to cash flows of $0.2 million.
Cash flows from operations reflect a negative impact of $7.5 million, due to the pay down of our accounts payable balance which is also reflected in our days payable outstanding which decreased from 75 days at December 31, 2011 to 62 days at December 31, 2012. Accrued compensation and other expenses negatively impacted the cash from operations by $1.5 million due to settling a large invoice for software licenses and payments on a settlement with a material customer related to failed power supply units. Cash flows from operations also include a decrease in our restructuring accrual of $1.0 million which is due primarily to payments related to shutting down the Israel Technology Development Center and continued payments related to our 2008 Plan and 2010 Plan contractual commitments.
Investing Activities
Cash used in investing activities for the year ended December 31, 2012 was approximately $6.1 million compared to $2.5 million for the year ended December 31, 2011. Cash used in investing activities for the year ended December 31, 2012 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners in the production of our products and for equipment used in our Longmont, Colorado engineering laboratories.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2012 was approximately $2.9 million compared to $0.6 million for the year ended December 31, 2011. Cash provided by financing activities for the year ended December 31, 2012 was primarily due to $2.8 million of net borrowings under the Silicon Valley Bank line of credit and the sale of stock to employees under our employee stock plans of approximately $0.8 million, which was offset by tax liability payments of $0.6 million made by Dot Hill associated with employee equity awards and $0.1 million for the remaining pay down of our note payable associated with our 2008 acquisition of certain intangible assets from Ciprico.
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
A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million and an estimated remaining liability of approximately $1.8 million as of December 31, 2012, a portion of which relates to future price concessions and rebates based on sales volumes through December 31, 2012. The remaining portion relates to costs for extension of warranty coverage on these units. While our estimated liability relating to failed power supply units is subject to some uncertainty, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.
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
During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.9 million subsequent to the signing of the settlement agreement, with the remaining $0.3 million to be received in quarterly installments during 2013. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.
In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of December 31, 2012 we have not assumed or recorded any insurance reimbursement.
During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that it was changing its strategy, which would result in a significant decline in revenue for the Company, and we determined that the reporting unit was less than its carrying value. The impairment of the goodwill related to the reporting unit is now reported in discontinued operations (see Note 4), since we have ceased all ongoing operational activities as of December 31, 2012.
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
We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate, which was 4% at December 31, 2012, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $0.3 million.
During the second quarter of 2012, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2015 and amended certain other terms of the credit agreement, which we do not believe significantly impacts our financial position. As of December 31, 2012 we had no outstanding letters of credit and there was $2.8 million outstanding under the Silicon Valley Bank line of credit. There was $16.8 million available for borrowing under the agreement as of December 31, 2012.
The following table summarizes our contractual obligations as of December 31, 2012 (in thousands).

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$6,530	$1,301	$1,232	$1,224	$1,130	$1,155	$488
Inventory-related purchase obligations	21,753	21,753	—	—	—	—	—
Other purchase obligations	—	—	—	—	—	—	—
Credit facility borrowings	2,800	2,800	—	—	—	—	—
Total	$31,083	$25,854	$1,232	$1,224	$1,130	$1,155	$488
We lease office space, equipment and automobiles under non-cancelable operating leases, which expire at various dates through May, 2018. For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.
Inventory related purchase obligations represent contractual purchase commitments to our suppliers for certain components in order to ensure supply of select key components at the most favorable pricing.
Other purchase obligations represent purchase commitments made in the ordinary course of business.
In addition to the amounts shown in the table above, $0.9 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.
Off — Balance Sheet Arrangements

At December 31, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
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
Recent Accounting Pronouncements
Please see Note 1 of the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not significantly impact our December 31, 2012 financial statements.
We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of December 31, 2012, there was $2.8 million outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.
Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the year ended December 31, 2012 were the Euro, British Pound, and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been significant, we incurred $0.5 million in foreign currency gains during the year ended December 31, 2012, primarily resulting from the re-measurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $1.6 million.
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
Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Our independent registered public accounting firm, Deloitte and Touche LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in their attestation report, which is included at the end of Part II of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and subsidiaries
Longmont, Colorado
We have audited the internal control over financial reporting of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the presentation of discontinued operations.
/s/ Deloitte & Touche LLP

Denver, Colorado
March 18, 2013

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2013 annual meeting of stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this annual report on Form 10-K under the heading “Named Executive Officers and Key Employees of the Registrant.”
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2013 annual meeting of stockholders under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2013 annual meeting of stockholders is incorporated by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2012.

Stock Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
2000 EIP	4,039,203	$4.22	—
2009 EIP	4,362,924	$1.79	4,573,892
2000 ESPP	Not Applicable	Not Applicable	1,867,481
2000 NEDSOP	550,000	$2.52	343,124
Total	8,952,127	$2.93	6,784,497
All of our equity compensation plans have been approved by our stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2013 annual meeting of stockholders under the headings “Election of Director(s),” “Transactions with Related Persons” and “Policies and Procedures with Respect to Related Party Transactions.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2013 annual meeting of stockholders under the heading “Ratification of Selection of Independent Auditors.”
Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial statements:
The consolidated balance sheets as of December 31, 2011 and 2012, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2010, 2011 and 2012, together with notes thereto included elsewhere in this annual report on Form 10-K are incorporated herein by reference.

(2)
All other schedules have been omitted from this annual report on Form 10-K because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders' Representative.(1)
2.2	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc.(2)
3.1	Certificate of Incorporation of Dot Hill Systems Corp.(3)
3.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)
4.1	Certificate of Incorporation Dot Hill Systems Corp.(3)
4.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)
4.3	Form of Common Stock Certificate.(5)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(6)
4.5	Form of Rights Certificate.(6)
4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008.(8)
10.1	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(6)
10.2	2000 Amended and Restated Equity Incentive Plan.(9)†
10.3	2009 Equity Incentive Plan, as amended.(33)†
10.4	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(9)†
10.5	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(9)†
10.6	Amended and Restated 2000 Employee Stock Purchase Plan.(10)†
10.7	Amended and Restated 2000 Non-Employee Directors' Stock Option Plan.(11)†
10.8	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(12)†
10.9	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Dana Kammersgard, effective as of December 18, 2008.(13)†
10.10	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Hanif I. Jamal, effective as of March 16, 2009.(31)†
10.11	Description of 2008 Executive Compensation Plan.(14)†
10.12	Description of Amended and Restated Policy for Director Compensation.(15)†
10.13	Form of Indemnity Agreement.(16)
10.14	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(17)
10.15	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(18)
10.16	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(19)
10.17	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(20)*

10.18	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(21)*
10.19	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(22)*
10.20	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(22)*
10.21	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.(23)*
10.22	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(2)*
10.23	Amended and Restated Technology License Agreement, dated as of October 29, 2010 among NetApp, Inc., NetApp Holding and Manufacturing B.V. and Dot Hill Systems Corp.(32)*
10.24	Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(29)*
10.25	Amendment One to Product Purchase Agreement dated January 4, 2008, by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(29)*
10.26	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company.(2)*
10.27	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(26)*
10.28	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(30)*
10.29	Amendment to Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007. (34)
10.30	Amendment Twelve to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (34)*
10.31	Third Amendment to Loan and Security Agreement dated June 22, 2012 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (35)
10.32	First Amendment to Lease Agreement by and between Dot Hill Systems Corp. and DL Faraday L.P. as of July 24, 2012.(36)
21.1	Subsidiaries of Dot Hill Systems Corp.(7)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Indicates management or compensatory plan or arrangement.
* Confidential treatment has been granted by, or requested from, the SEC.

Dot Hill's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 001-13317.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference.

(14)	Filed as item 5.02(e) of our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated herein by reference.

(15)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference.

(25)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(26)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 7, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(31)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2009 and incorporated herein by reference.

(32)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(34)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

(35)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2012 and incorporated herein by reference.

(36)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: March 18, 2013

	By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 18, 2013

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

Name	Title	Date
/S/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2013

/S/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 18, 2013

/S/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 18, 2013

/S/ TOM MARMEN Tom Marmen	Director	March 18, 2013

/S/ RICHARD MEJIA JR Richard Mejia, Jr.	Director	March 18, 2013

/S/ BARRY RUDOLPH Barry Rudolph	Director	March 18, 2013

/S/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Director	March 18, 2013

/S/ DEBBIE TIBEY Debbie Tibey	Director	March 18, 2013
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and subsidiaries
Longmont, Colorado
We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and subsidiaries (the "Company") as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the accompanying 2011 and 2010 financial statements have been retrospectively adjusted for discontinued operations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Denver, Colorado
March 18, 2013

DOT HILL SYSTEMS CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2012
(In thousands, except par value data)

	December 31,
	2011	2012
ASSETS
Current Assets:
Cash and cash equivalents	$46,168	$40,315
Accounts receivable, net	31,697	25,025
Inventories	5,251	5,037
Prepaid expenses and other assets	7,896	5,810
Total current assets	91,012	76,187
Property and equipment, net	4,972	7,147
Intangible assets, net	2,601	—
Other assets	294	603
Total assets	$98,879	$83,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,434	$22,659
Accrued compensation	5,049	4,863
Accrued expenses	10,860	8,325
Deferred revenue	883	2,889
Restructuring accrual	1,328	365
Credit facility borrowings	—	2,800
Current portion of long-term note payable	71	—
Total current liabilities	49,625	41,901
Other long-term liabilities	552	3,261
Total liabilities	50,177	45,162
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2011 and 2012	—	—
Common stock, $.001 par value, 100,000 shares authorized, 57,699 and 58,265 shares issued and outstanding at December 31, 2011 and 2012, respectively	58	58
Additional paid-in capital	321,681	326,575
Accumulated other comprehensive loss	(3,662)	(3,533)
Accumulated deficit	(269,375)	(284,325)
Total stockholders’ equity	48,702	38,775
Total liabilities and stockholders’ equity	$98,879	$83,937
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012
(In thousands, except per share amounts)

	Year ended December 31,
	2010	2011	2012
NET REVENUE	$251,838	$195,827	$194,548
COST OF GOODS SOLD	207,653	150,544	146,177
GROSS PROFIT	44,185	45,283	48,371
OPERATING EXPENSES:
Research and development	28,113	31,196	34,199
Sales and marketing	11,837	13,225	14,133
General and administrative	9,162	8,506	9,900
Restructuring charge (recovery)	2,089	668	(205)
Total operating expenses	51,201	53,595	58,027
OPERATING LOSS	(7,016)	(8,312)	(9,656)
OTHER INCOME:
Interest income (expense), net	(19)	16	(8)
Other income, net	16	(39)	11
Total other income (expense), net	(3)	(23)	3
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(7,019)	(8,335)	(9,653)
INCOME TAX EXPENSE	213	129	749
LOSS FROM CONTINUING OPERATIONS	(7,232)	(8,464)	(10,402)
LOSS FROM DISCONTINUED OPERATIONS	(6,019)	(13,560)	(4,548)
NET LOSS	$(13,251)	$(22,024)	$(14,950)
NET LOSS PER SHARE:
Loss from continuing operations	$(0.14)	$(0.15)	$(0.18)
Loss from discontinued operations	(0.11)	(0.25)	(0.08)
Basic and diluted	$(0.25)	$(0.40)	$(0.26)
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic and diluted	53,015	54,908	56,954
COMPREHENSIVE LOSS:
Net loss	$(13,251)	$(22,024)	$(14,950)
Foreign currency translation adjustment	(145)	(78)	129
Comprehensive loss	$(13,396)	$(22,102)	$(14,821)
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012
(In thousands, except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2010	48,952	$49	$303,841	$(3,439)	$(234,100)	$66,351
Shares issued in connection with acquisition	4,759	5	8,127			8,132
Common stock issued under stock plans	2,242	2	286			288
Share-based compensation expense			3,003			3,003
Foreign currency translation adjustment				(145)		(145)
Net loss					(13,251)	(13,251)
Balance, December 31, 2010	55,953	$56	$315,257	$(3,584)	$(247,351)	$64,378
Issuance of warrant to customer			1,007			1,007
Common stock issued under stock plans	1,746	2	1,026			1,028
Share-based compensation expense			4,379			4,379
Excess tax benefit			12			12
Foreign currency translation adjustment				(78)		(78)
Net loss					(22,024)	(22,024)
Balance, December 31, 2011	57,699	$58	$321,681	$(3,662)	$(269,375)	$48,702
Common stock issued (canceled) under stock plans, net	(253)	—	166			166
Common stock issued under bonus plans	819		1,005			1,005
Share-based compensation expense			3,723			3,723
Foreign currency translation adjustment				129		129
Net loss					(14,950)	(14,950)
Balance, December 31, 2012	58,265	$58	$326,575	$(3,533)	$(284,325)	$38,775
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012
(In thousands)

	2010	2011	2012
Cash Flows From Operating Activities:
Net loss	$(13,251)	$(22,024)	$(14,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,032	4,755	3,527
Adjustment to contingent consideration	(144)	—	—
Provision for bad debt expense	—	203	25
Stock-based compensation expense	3,003	5,385	3,723
Issuance of warrant to customer	—	1,007	—
Long-lived assets impairment charge	—	2,928	1,647
Goodwill impairment charge	—	4,140	—
Loss on write-off of fixed assets	—	—	244
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	(816)	3,309	6,621
Inventories	(2,938)	2,091	213
Prepaid expenses and other assets	1,702	(4,263)	1,740
Accounts payable	1,543	(92)	(7,474)
Accrued compensation and other expenses	(1,394)	6,169	(1,542)
Deferred revenue	147	(501)	2,017
Restructuring accrual	(33)	(336)	(963)
Other long-term liabilities	(946)	(571)	2,726
Net cash provided by (used in) operating activities	(9,095)	2,200	(2,446)
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,490)	(2,548)	(6,152)
Acquisition, net of cash acquired	(625)	—	—
Proceeds from sale of property and equipment	—	—	74
Net cash (used in) investing activities	(2,115)	(2,548)	(6,078)
Cash Flows From Financing Activities:
Principal payment of note payable	(1,036)	(398)	(71)
Payments on bank borrowings	(5,800)	—	(1,800)
Proceeds from bank borrowings	5,800	—	4,600
Shares withheld for tax purposes	(477)	(422)	(590)
Proceeds from sale of stock to employees	765	1,450	756
Net cash provided by (used in) financing activities	(748)	630	2,895
Effect of Exchange Rate Changes on Cash and Cash Equivalents	116	154	(224)
Net Increase (Decrease) in Cash and Cash Equivalents	(11,842)	436	(5,853)
Cash and Cash Equivalents, beginning of period	57,574	45,732	46,168
Cash and Cash Equivalents, end of period	$45,732	$46,168	$40,315
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment acquired but not yet paid	$67	$1,540	$477
Common stock issued in connection with acquisition	$8,132	—	—
Stock payment for employee bonus plan	$—	—	1,005
Supplemental Cash Flow Data:
Cash paid for income taxes	$90	235	116
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012
1. Summary of Significant Accounting Policies
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
2010 and 2011 amounts in our consolidated financial statements have been retrospectively adjusted for discontinued operations. See Note 4.
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
Foreign currency translation adjustments comprise the entire amount of our accumulated other comprehensive loss at December 31, 2011 and 2012. We incurred foreign currency transaction losses of $0.2 million and $0.3 million for the years ended December 31, 2010 and 2011, respectively, and foreign currency transaction gains of $0.5 million for the year ended December 31, 2012.
Use of Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, recurring and specific issue warranty obligations (see Note 7), the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, goodwill and other intangibles, as well as any other assets and liabilities acquired and accounted for under the purchase method of accounting for business combinations. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, the accruals for restructuring, and income taxes, including the valuation allowance for deferred tax assets. Actual results may differ from these estimates and such differences could be material.
Revenue Recognition
We derive our revenue from sales of our hardware products, software and services.
Hardware

Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems which is integrated with industry standard hardware which is essential to the functionality of the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
Software
In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all unspecified software updates and enhancements related to our products through service contracts is available. We have established VSOE for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis.
Specific long term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support for which we have not established VSOE of fair value of any of the elements.  Under specific guidance for recognizing software revenue, we begin recognizing revenue upon the delivery of all the elements except post-contract support (PCS).  We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS.  The deferred revenue and costs are amortized over the contractual PCS support periods.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology in 2010 and 2011 to the contract.  The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012.
This resulted in an overstatement of $1.4 million of revenue and $1.2 million of costs in 2010, and an overstatement of $2.8 million of revenue and $1.9 million of costs in 2011.  This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and research and development costs of $4.2 million and $3.1 million, respectively.
Service
Our service revenue primarily includes out-of-warranty repairs and product maintenance contracts. Out-of warranty repairs primarily consist of product repair services performed by our contract manufacturers for those customers that allowed their original product warranty to expire without purchasing one of our higher level support service plans. Revenue from these out-of-warranty repairs, and the associated cost of sales, is recognized in the period these services are provided. Service revenue also consists of product maintenance contracts purchased by our customers as an extension of our standard warranty. Revenue from our product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. Net revenue derived from services was less than 10% of total revenue for all periods presented.
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
Revenue Recognition for Sales to Channel Partners
On sales to channel partners, we evaluate whether fees are considered fixed or determinable by considering a number of factors, including our ability to estimate returns, payment terms and our relationship and past history with the particular channel partner. If fees are not considered fixed or determinable at the time of sale to a channel partner, revenue recognition is deferred until there is persuasive evidence indicating the product has sold through to an end-user. Persuasive evidence of sell-through may include reports from channel partners documenting sell-through activity or data indicating an order has shipped to an end-user.
Deferred Revenue
We defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer, we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as hubbing arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.
We report taxes collected from customers on behalf of governmental authorities on a net basis (excluded from revenues).
Advertising Costs
We expense advertising costs in the period incurred. Advertising expense is included as a component of sales and marketing expense. Advertising expense was $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2010, 2011 and 2012, respectively.
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
Cash and Cash Equivalents
We classify investments as cash equivalents if they are readily convertible to cash and have average maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of mutual money market funds issued or managed in the United States. At December 31, 2011 and 2012, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
As of December 31, 2012, $4.5 million of the $40.3 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
The components of property and equipment consist of the following as of December 31, (in thousands):

	2011	2012
Machinery and equipment	11,577	14,810
Furniture, fixtures, and computer software	854	1,159
Leasehold improvements	1,034	1,926
Construction in progress	855	909
Total property and equipment, at cost	14,320	18,804
Less accumulated depreciation	(9,348)	(11,657)
Property and equipment, net	4,972	7,147
Depreciation expense was $1.8 million, $2.2 million and $2.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.
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
Net revenue by major customer is as follows (as a percentage of total net revenue):

	2010	2011	2012
HP	57%	74%	68%
NetApp, Inc.	26%	—%	—%
Tektronix	—%	6%	10%
Other customers less than 10%	17%	20%	22%
Total	100%	100%	100%
HP continues to account for a significant percentage of our sales. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.
At December 31, 2011, our accounts receivable from HP were $22.3 million comprising 70% of our total accounts receivable. At December 31, 2012, our accounts receivable from HP were $17.0 million comprising 68% of our total accounts receivable. No other customer balance exceeded 10% of our total accounts receivable balance at December 31, 2011 or 2012.
We expect that the sale of our products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future. On October 31, 2011, we amended the Product Purchase Agreement originally entered into with HP on September 10, 2007 (the Amendment). The Amendment extends the agreement with HP for a five-year period through October 30, 2016. In addition, the Amendment provides that we will continue to comply with the contractually required cost reduction process and to support HP with respect to certain products or statements of work upon any assignment of the agreement for a specified period of time. The Amendment does not contain any minimum purchase commitments by HP. Simultaneously with the extension of the Product Purchase Agreement, we agreed to extend until October 30, 2016 the expiration date of the warrant previously issued to HP to purchase 1,602,489 shares of our common stock at the original exercise price of $2.40 per share.
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
In September 2011, our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, resulting in significant declines in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010. The impairment of these long-lived assets is now reported in discontinued operations (see Note 4), since we have ceased all ongoing operational activities as of December 31, 2012.
Valuation of Goodwill
We reviewed goodwill for impairment on an annual basis at November 30 and whenever events or changes in circumstances indicated the carrying value of an asset may not be recoverable.
Accounting standards required that a two-step impairment test be performed on goodwill. In the first step, we compared the fair value of our reporting unit to its carrying value. We determined the fair value of our reporting unit using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeded the carrying value of the net assets, goodwill was not impaired, and no further testing is required. If the carrying value of the net assets exceeded the fair value of the reporting unit, then we performed the second step in order to determine the implied fair value of the reporting unit’s goodwill and compared it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeded its implied fair value, then we recorded an impairment charge equal to the difference.
Under the income approach, we calculated the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples were calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provided an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that were used in the estimated future discounted cash flow method of valuation. The estimates we used were consistent with the plans and estimates that we used to manage our business. We based our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts considered the effect of a number of factors including, but not limited to, the current future projected competitiveness and market acceptance of the product, technological risk, the ease of use and ease of implementation of the product, the likely outcome of sales and marketing efforts and projected costs associated with product development, customer support and selling, general and administrative costs. It is possible, however, that the plans may change and that actual results may differ significantly from our estimates.
The changes in the carrying amount of goodwill are as follows during the years ended December 31, 2011 and 2012 (in thousands):

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2011
Goodwill	$40,700	$4,140	$44,840
Accumulated impairment losses	(40,700)	—	(40,700)
Goodwill acquired during the year	—	—	—
Impairment losses	—	(4,140)	(4,140)
Balance as of December 31, 2011
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700)	(4,140)	(44,840)
	$—	$—	$—

	Storage Systems	Standalone Storage Software	Total
Balance as of January 1, 2012
Goodwill	$40,700	$4,140	$44,840
Accumulated impairment losses	(40,700)	(4,140)	(44,840)
Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Balance as of December 31, 2012
Goodwill	40,700	4,140	44,840
Accumulated impairment losses	(40,700)	(4,140)	(44,840)
	$—	$—	$—
During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that it was changing its strategy, which would result in a significant decline in revenue for the Company, and we determined that the reporting unit was less than its carrying value. The impairment of the goodwill related to the reporting unit is now reported in discontinued operations (see Note 4), since we have ceased all ongoing operational activities as of December 31, 2012.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Bad debt expense was $0.0 million, $0.2 million and $0.0 million for the years ended December 31, 2010, 2011 and 2012, respectively, including $0.0 million, $0.2 million and $0.0 million in discontinued operations.
Balance sheet details are as follows, (in thousands):

	December 31, 2011	December 31, 2012
Balance, beginning of the year	$—	$203
Additions to allowance	203	37
Balance, quarter ended	$203	$240
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.
2. Net Loss Per Share

Basic net loss per share, including continuing and discontinued operations, is calculated by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share, including continuing and discontinued operations, is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the year ended December 31, 2010, 2011 or 2012 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	December 31, 2010		December 31, 2011		December 31, 2012
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	6,179,547	$0.47 - $16.36	7,314,039	$0.47 - $16.36	8,952,129	$0.47 - $16.36
Unvested stock awards	2,099,523	$—	2,221,205	$—	655,402	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40	1,602,489	$2.40

3. Acquisitions
Cloverleaf
On January 26, 2010, or the acquisition date, Dot Hill acquired 100% of the voting equity interests of Cloverleaf Communications Inc., a Delaware corporation, or Cloverleaf. Prior to the acquisition, Cloverleaf was a privately held software company focused on heterogeneous storage virtualization and unified storage technologies. The acquisition of Cloverleaf was intended to broaden Dot Hill’s market opportunities and help accelerate Dot Hill’s transition from a provider of storage arrays to a provider of storage solutions and software. The Cloverleaf acquisition also provided Dot Hill with a new team of software developers and other professionals located in Israel.
Dot Hill acquired all of the outstanding equity interests in Cloverleaf in exchange for: (i) $0.7 million of cash; (ii) 4,758,530 shares of Dot Hill common stock valued at $8.1 million, or $1.71 per share, which represents the closing price of Dot Hill common stock on the acquisition date; (iii) $1.8 million of specified assumed outstanding liabilities of Cloverleaf at the acquisition date, and (iv) 327,977 shares of restricted common stock that were issued to the employees of Cloverleaf who became employees of Dot Hill on the acquisition date pursuant to Dot Hill’s 2009 Equity Incentive Plan.
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
$8,835
The goodwill of $4.1 million and the acquired software of $6.4 million arising from the Cloverleaf acquisition was deemed impaired and was written off as of December 31, 2011 (see Note 6).
Revenue of $0.7 million, $1.6 million and $0.4 million, and a net loss of $6.0 million, $13.6 million and $4.5 million attributable to the operations of Cloverleaf since the acquisition date are included in Loss from Discontinued Operations for the years ended December 31, 2010, 2011 and 2012 respectively (see Note 4).
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

(in thousands, except per share data)	Year Ended December 31, 2010
Net revenue	$252,571
Net loss	(13,237)
Basic and diluted net loss per share	$(0.25)
4. Discontinued Operations
As of September 30, 2011, we identified a change in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable, as our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition in January 2010 of certain identified Cloverleaf assets, with an original carrying value of $5.0 million and property and equipment of $1.2 million.
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

Intangible assets consisted primarily of acquired software with a net book value of $4.9 million and a trade name with a net book value of $0.1 million. We determined the fair value of the acquired software by estimating the replacement cost of the software, taking into account both the software as acquired and subsequent development work, as well as the business alternatives we were considering and the corresponding value of the software in these alternative approaches. We estimated the value of the software based on the probabilities of each of the business alternatives. We determined the fair value of the trade name using an income approach and considered the fact that the software’s trade name at the time of acquisition was no longer being used.
Our impairment analysis at September 30, 2011 identified $2.9 million of impaired long-lived assets, consisting entirely of intangible assets recognized as part of the Cloverleaf acquisition in 2010. Long-lived asset impairment charges are recorded consistent with our treatment of related amortization expense specific to each acquired intangible asset. We recorded $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name as a component of cost of goods sold for the year ended December 31, 2011.
We also evaluated goodwill for impairment and determined that the reporting unit was less than its carrying value. Our valuation resulted in recognition of an impairment charge to goodwill of $4.1 million during the year ended December 31, 2011.
In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center (see Note 8), at which time it was determined that the valuations at that date were appropriate. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of December 31, 2012.
The following is a summary of the components of loss from discontinued operations for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	2010	2011	2012
Net revenue	$656	$1,634	$360
Cost of goods sold	2,011	5,284	2,501
Gross profit	(1,355)	(3,650)	(2,141)
Operating expenses:
Research and development	3,465	4,355	741
Sales and marketing	327	651	56
General and administrative	766	762	765
Restructuring charge	107	—	844
Goodwill impairment charge	—	4,140	—
Total operating expenses	4,665	9,908	2,406
Operating loss	(6,020)	(13,558)	(4,547)
Other income (expense), net	1	(2)	(1)
Loss from discontinued operations	$(6,019)	$(13,560)	$(4,548)
The following is a summary of the carrying amounts of major classes of assets and liabilities related to discontinued operations as of December 31, 2011 and 2012 (in thousands):

	December 31, 2011	December 31, 2012
Cash and cash equivalents	$—	$—
Inventories	56	—
Prepaid expenses and other assets	110	5
Total current assets	166	5
Property and equipment, net	1,031	—
Intangible assets, net	1,824	—
Other assets	54	55
Total assets	3,075	60

Accounts payable	203	7
Accrued compensation	372	—
Accrued expenses	232	20
Deferred revenue	319	—
Restructuring accrual	—	206
Total current liabilities	1,126	233
5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2011	2012
Purchased parts and materials	$3,994	$3,051
Finished goods	1,257	1,986
Total inventory	$5,251	$5,037
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

		December 31, 2012
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,256)	$—
Total intangible assets		$4,256	$(4,256)	$—
As of December 31, 2011, we recorded a $2.8 million impairment of our acquired internally developed software and $0.1 million impairment of our trade name (see Note 4). Effective with the February 6, 2012 announced restructuring plan, the AssuredUVS product family would no longer be marketed to customers and the underlying UVS technology would either be disposed of through a sale to a potential acquirer or, in the event a buyer could not be located, abandoned. Accordingly, the acquired software was temporarily idled, and no additional amortization expense was incurred subsequent to the February 6, 2012 announcement of the 2012 restructuring plan. In accordance with ASC 350, we evaluated the software for impairment as of February 6, 2012. At the time of that evaluation we were actively marketing the software for sale and believed the cash flows from a potential sale would have recovered the recorded book value. We continued actively marketing the software through June 2012. However, we were unsuccessful and all efforts toward locating a potential acquirer ceased as of June 30, 2012. Accordingly, we recognized an impairment for the remaining $1.6 million of acquired software as a component of cost of goods sold as of June 30, 2012. Additionally we are now reporting the underlying business as discontinued operations, since we have ceased all ongoing operational activities as of September 30, 2012. Amortization expense related to intangible assets totaled $0.8 million, $1.1 million and $1.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
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
A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million, and an estimated remaining liability of approximately $1.8 million as of December 31, 2012, a portion of which relates to future price concessions and rebates based on sales volumes through December 31, 2012. The remaining portion relates to costs for extension of warranty coverage on these units. While our estimated liability relating to failed power supply units is subject to some uncertainty, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.

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
During the third quarter of 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Originally we determined that the supplier was unlikely to make an up-front cash payment for the original settlement amount of $1.3 million, but it indicated a willingness to provide some form of reimbursement for costs incurred, in the form of cash and/or note receivable of $0.5 million plus future product rebates. Based on our judgment at the time, we reduced the previously recorded current asset of $1.3 million within “Prepaid expenses and other assets” to $0.5 million as of September 30, 2011. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, of which we received $0.9 million subsequent to the signing of the settlement agreement, with the remaining $0.3 million to be received in quarterly installments during 2013. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.
In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of December 31, 2012 we have not assumed or recorded any insurance reimbursement.
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
Our warranty accrual and cost activity is as follows (in thousands):

	December 31,
	2010	2011	2012
Balance, beginning of year	$993	$982	$6,871
Charges to operations	2,623	8,244	2,116
Deductions for costs incurred	(2,634)	(2,355)	(4,532)
Balance, end of year	$982	$6,871	$4,455
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
8. Restructuring
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
As part of the 2008 Plan, we also incurred contract termination costs of $3.6 million since the inception of the 2008 Plan through September 30, 2011. We record charges for contract termination and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We expect to pay these contract lease termination costs over the remainder of the lease term ending in January 2013. Based on our estimates, we do not expect to receive any material amounts of sublease income through the remainder of the lease term.
The following table summarizes our 2008 Plan activities (in thousands):

Contract Termination and Other Associated Costs
Accrued restructuring balance as of December 31, 2010	$1,500
Restructuring plan expense	621
Cash payments	(909)
Accrued restructuring balance as of December 31, 2011	1,212
Restructuring plan expense	57
Adjustments to restructuring plan	(247)
Cash payments	(877)
Accrued restructuring balance as of December 31, 2012	$145
The adjustment to the 2008 Plan resulted from certain credits received in the first quarter of 2012 for previously paid common area maintenance (CAM) charges relating to our lease of the Carlsbad, California facility. We recorded this benefit as a reduction of restructuring expense, which is presented as a separate component within operating expenses.
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
The following table summarizes our 2010 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of December 31, 2010	$20	$144	$164
Restructuring plan expense	—	62	62
Cash payments	(20)	(90)	(110)
Accrued restructuring balance as of December 31, 2011	$—	$116	116
Restructuring plan expense	—	6	6
Adjustments to restructuring plan	—	(21)	(21)
Cash payments	—	(87)	(87)
Accrued restructuring balance as of December 31, 2012	$—	$14	$14
The adjustment to the 2010 Plan resulted from certain credits received in the first quarter 2012, for previously paid CAM charges relating to our lease of the Carlsbad, California facility. We recorded this benefit as a reduction of restructuring expense, which is presented as a separate component within operating expenses.
2012 Plan
In the first quarter 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. As a result of these actions, we terminated all employees located in our Israel Technology Development Center as of December 31, 2012. We incurred a total of $0.4 million in severance-related costs as of December 31, 2012. Accrued severance-related costs are recorded in the restructuring accrual line on our consolidated balance sheets. The majority of severance related restructuring costs attributable to our 2012 Plan were paid out in the second quarter of 2012, with the remainder paid out in the third quarter of 2012. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012.
As part of the 2012 Plan, we also expect to incur approximately $0.4 million in contract termination costs for facility lease and other associated costs that we continue to incur without economic benefit, as we exited our Petah Tivka, Israel facility. We record charges for contract termination costs and other associated costs as restructuring expense, which is presented as a separate component within operating expenses. Accrued contract termination and other associated costs are recorded in the restructuring accrual line on our consolidated balance sheets. We paid the majority of the contract lease termination costs over the remainder of the facility lease term ending in December 2012. Approximately $0.2 million of our contractual commitments are expected to remain obligations of the Company through December 2013.
The majority of the activities comprising the 2012 Plan were completed by the end of 2012.
The following table summarizes our 2012 Plan activities (in thousands):

	Severance and Related Costs	Contract Termination and Other Associated Costs	Total
Restructuring plan charges	$440	$332	$772
Reclassification of customer deposits	—	206	206
Cash payments	(440)	(332)	(772)
Accrued restructuring balance as of December 31, 2012	$—	$206	$206
As part of the 2012 Plan, the Company announced that it will no longer support the UVS product effective March 31, 2013. The adjustment to the 2012 Plan represents customer prepaid UVS maintenance agreements for terms covering periods after March 31, 2013 that we expect will require future refunds to those customers impacted by this decision. As these were previously recognized as a component of deferred revenue, there was no impact to earnings, but this adjustment reflects a reclassification within the balance sheet as of December 31, 2012.
9. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate, which was 4% at December 31, 2012, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. Our credit facility also provides for a cash management services sublimit under the revolving credit line of up to $0.3 million.
During the second quarter of 2012, we amended our credit agreement with Silicon Valley Bank. The amendment extends the maturity date to July 21, 2015 and amended certain other terms of the credit agreement, which we do not believe significantly impacts our financial position. As of December 31, 2012 we had no outstanding letters of credit and there was $2.8 million outstanding under the Silicon Valley Bank line of credit. There was $16.8 million available for borrowing under the agreement as of December 31, 2012. We are currently in compliance with all covenant requirements.
10. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$46,168	$46,168	$—	$—	$—

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,315	$40,315	$—	$—	$—
The short-term nature of our all of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I and Level II inputs for any of our assets measured on a recurring basis during the reporting period.
Assets Measured at Fair Value on a Non-Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Property and equipment, net	$1,150	$—	$—	$1,150	$—
Software	2,050	—	—	2,050	(2,807)
Trade Name	—	—	—	—	(121)
Goodwill	—	—	—	—	(4,140)
					$(7,068)

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Property and equipment, net	$—	$—	$—	$—	$(244)
Software	—	—	—	—	(1,647)
					$(1,891)
Property and equipment, net with a carrying amount of $0.7 million as of June 30, 2012 was tested for impairment using significant unobservable inputs (level 3) as part of our measurement of fair value for long-lived assets held and used and included as a component of our ITC reporting unit. We identified $0.2 million of property and equipment, net that was impaired, and included within our ITC asset group as of December 31, 2012.
Property and equipment, net with a carrying amount of $1.2 million as of December 31, 2011 was tested for impairment using significant unobservable inputs (level 3) as part of our measurement of fair value for long-lived assets held and used and included as a component of our ITC reporting unit. We did not identify any impaired assets classified as property and equipment, net and included within our ITC asset group as of December 31, 2011.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and certain other long-term liabilities. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, accounts payable, notes payable, credit facility borrowings and contingent consideration due to Ciprico, Inc., or Ciprico, in connection with the acquisition of certain intangible assets, approximate their fair values due to their short maturities.
The following disclosures relate to financial instruments for which the ending balances at December 31, 2011 and December 31, 2012, are not carried at fair value in their entirety on the consolidated balance sheets. These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents at December 31, 2011 and 2012, respectively (in thousands).

		Fair Value Measurements Using
Description	December 31, 2011	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Accounts receivable	$31,697	$—	$31,697	$—	$—
Accounts payable	$31,434	$—	$31,434	$—	$—
Notes payable	$71	$—	$71	$—	$—
Contingent consideration due to Ciprico	$100	$—	$100	$—	$—

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Accounts receivable	$25,025	$—	$25,025	$—	$—
Accounts payable	$22,659	$—	$22,659	$—	$—
Credit facility borrowings	$2,800	$—	$2,800	$—	$—
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
11. Income Taxes
Components of income (loss) from continuing operations before taxes are as follows for the years ended December 31, (in thousands):

	2010	2011	2012
Income (loss) from continuing operations before taxes:
U.S.	$(7,448)	$(6,229)	$(7,211)
Foreign	429	(2,106)	(2,442)
Total income (loss) from continuing operations before taxes	$(7,019)	$(8,335)	$(9,653)
Components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2010	2011	2012
Current:
Federal	$—	$—	$—
State, local and foreign	213	129	749
	213	129	749
Deferred:
Federal	—	—	—
State, local and foreign	—	—	—
	—	—	—
Total income tax provision	$213	$129	$749
The reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31, (in thousands):

	2010	2011	2012
Federal statutory rate	$(2,386)	$(2,834)	$(3,282)
State and local income taxes, net of federal benefit	(153)	(85)	(16)
State rate change and other adjustments	737	160	531
Increase in valuation allowance	1,400	1,490	597
Foreign tax differential	70	816	915
Research and development credits	(48)	(49)	127
Share based compensation	378	402	518
Uncertain tax positions	(2)	(46)	767
Adjustments to deferred tax assets	—	—	525
Other	217	275	67
Income tax provision	$213	$129	$749
The tax effect of temporary differences that give rise to deferred income taxes are as follows as of December 31, (in thousands):

	2011	2012
Deferred tax assets:
Net operating loss and tax credit carry forwards	$88,675	$93,547
Inventory reserve and uniform capitalization	1,959	2,016
Stock options and warrants	2,807	2,330
In-process research and development	241	237
Allowance for bad debts	265	232
Vacation accrual	354	386
Deferred rent	283	429
Landlord provided leasehold improvements	—	317
Deferred revenue	—	376
Warranty accrual	494	937
Depreciation and amortization	1,579	695
Other accruals and reserves	4,252	701
Acquired intangibles	1,386	1,336
Total deferred tax assets	102,295	103,539
Deferred tax liabilities:
State taxes	(3,568)	(3,603)
Cloverleaf intangibles	(456)	—
Other	—	(205)
Total deferred income tax liabilities	(4,024)	(3,808)
Valuation allowance	(98,271)	(99,731)
Net deferred tax assets	$—	$—
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include deferred tax assets for net operating losses as of December 31, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $0.3 million if and when such excess tax benefits are recognized through current taxes payable. The Company uses ASC 740 ordering when determining when excess tax benefits or shortfalls have been realized.
U.S. income and withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totals $0.5 million at December 31, 2012. Determination of the amount of any unrecognized deferred tax liability on this temporary difference is not practicable.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2010	2011	2012
Balance, January 1	$4,842	$5,111	$5,025
Increase related to prior period positions	367	—	583
Increase related to current year tax positions	91	124	241
Decrease related to prior period positions	(101)	(210)	(123)
Decrease related to change in prior year estimate	(88)	—	—
Balance, December 31	$5,111	$5,025	$5,726
At December 31, 2010, 2011, and 2012 we had cumulative unrecognized tax benefits of approximately $5.1 million, $5.0 million, and $5.7 million respectively, of which approximately $0.2 million, $0.2 million, and $0.9 million, respectively, are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.9 million, $4.8 million and $4.8 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2010, and 2011, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million. As of December 31, 2012, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was approximately $0.2 million. We do not expect that our unrecognized tax benefit will change significantly within the next 12 months.
Due to net operating losses and other tax attributes going forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 1999 through December 31, 2011. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 2008 through 2011.
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
At December 31, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our deferred tax assets would be realized and have a $99.7 million valuation allowance associated with our deferred tax assets.
As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $203.1 million and $105.4 million, respectively, which begin to expire in the tax years ending 2017 and 2013, respectively. We had foreign net operating loss carryforwards of $43.7 million, which have no expiration date. In addition, we had federal tax credit carryforwards of $6.6 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $6.1 million begin to expire in the tax year ending 2018. We also had state tax credit carryforwards of $5.5 million, of which the entire $5.5 million has no expiration date.
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
During 2010, 2011 and 2012, we granted restricted stock and options to purchase common stock with various vesting as approved by the Board upon each grant. As of December 31, 2012, 572,794 shares of restricted stock were outstanding under the 2009 EIP, of which 54,282 were performance-based restricted stock awards. These performance–based awards were issued in September 2011, none of which are vested as of December, 31, 2012, all of which will vest in 2013, provided that the performance objectives are achieved. We will determine the actual number of shares the recipient receives based on results achieved versus goals based on internal non-financial operational targets. Additionally, 82,608 shares of restricted stock were outstanding under the 2000 EIP. As of December 31, 2012, options to purchase 4,362,924 and 4,039,203 shares of common stock were outstanding under the 2009 EIP and 2000 EIP, respectively. 4,573,892 shares of common stock remained available for grant under the 2009 EIP.
2000 NEDSOP. Under our 2000 Non-Employee Directors Stock Option Plan, or 2000 NEDSOP, nonqualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our Board of Directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2012, options to purchase 550,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 343,124 shares of common stock remained available for grant under the 2000 NEDSOP.
2000 ESPP. Our stockholders approved our Amended and Restated Employee Stock Purchase Plan, or 2000 ESPP, at our Annual Meeting of Stockholders held on June 15, 2009, primarily to increase the share reserve under the 2000 ESPP by 4,000,000 shares. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 667,265 and 675,149 shares issued under the 2000 ESPP for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, the 2000 ESPP had a total of 1,867,481 shares available for purchase.
As of December 31, 2012, total unrecognized share-based compensation cost related to unvested stock options, restricted stock awards, management stock incentive plan and our 2000 ESPP was $3.3 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The following table summarizes share-based compensation expense for the years ended December 31, (in thousands):

	2010	2011	2012
Cost of goods sold	$489	$828	$617
Sales and marketing	333	540	419
Research and development	908	2,200	1,705
General and administrative	819	1,548	1,024
Share-based compensation expense before taxes	2,549	5,116	3,765
Related deferred income tax benefits	—	—	—
Share-based compensation expense	$2,549	$5,116	$3,765
Share-based compensation expense is derived from:
Stock options	$1,577	$1,434	$1,508
Restricted stock awards	610	2,303	1,958
Stock bonus plan	—	1,005	—
2000 ESPP	362	374	299
Total	$2,549	$5,116	$3,765
We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have historically and continue to estimate the fair value of share-based awards using the Black Scholes option-pricing model.
A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2012	7,394,551	$3.39
Granted	2,486,000	1.36
Exercised	(27,189)	0.83
Forfeited	(574,705)	1.84
Expired	(326,528)	3.53
Outstanding at December 31, 2012	8,952,129	$2.93	4.56	$28,380
Vested and expected to vest at December 31, 2012	8,560,457	$3.00	4.44	$24,990
Exercisable at December 31, 2012	5,622,274	$3.67	3.77	$9,312
A summary of restricted stock award activity for 2012 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2012	2,233,563	$2.09
Granted	843,968	1.23
Vested	(1,915,270)	1.72
Forfeited	(506,859)	1.92
Outstanding and unvested at December 31, 2012	655,402	$2.16
The weighted average grant-date fair values of options granted during the years ended December 31, 2010, 2011 and 2012 were $0.97 per share, $1.78 per share, and $0.89 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 were $0.0 million, $0.8 million, and $0.0 million, respectively.
The weighted average grant-date fair values of restricted stock awards granted during the years ended December 31, 2010, 2011 and 2012 were $1.68, $2.68 and $1.23 per share, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2010, 2011 and 2012 was $0.8 million, $1.4 million and $3.3 million, respectively.

Cash generated from options exercised under all share-based compensation arrangements for the years ended December 31, 2010, 2011 and 2012 were $0.1 million, $0.5 million and $0.0 million, respectively. Cash generated from the purchase of shares through the 2000 ESPP for the years ended December 31, 2010, 2011 and 2012, was $0.7 million, $0.9 million, and $0.7 million respectively. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $0.94 per share as of the last business day of the fiscal year ended December 31, 2012, which value would have been realized by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the years ended December 31, 2010, 2011 and 2012 was $1.1 million, $1.2 million, and $2.1 million, respectively.
To estimate compensation expense for the years ended December 31, 2010, 2011, and 2012 we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	EIP and NEDSOP			ESPP
	Years Ended December 31,			Years Ended December 31,
	2010	2011	2012	2010	2011	2012
Risk-free interest rate	2.25%	1.84%	1.19%	0.19%	0.17%	0.12%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Volatility	74%	85%	81%	101%	70%	64%
Expected Term	5.9 years	5.4 years	5.2 years	0.5 years	0.5 years	0.5 years
Forfeiture Rate	0%-12.69%	0%-12.25%	0%-10.62%	—%	—%	—%
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
13. Employee Retirement Benefit Plans
Dot Hill Retirement Savings Plan
The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. At our discretion we may make contributions to this plan for plan participants. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2010, 2011 and 2012 were $0.1 million, $0.1 million and $0.3 million, respectively.
14. Commitments and Contingencies
Operating Leases

We lease office space, equipment and automobiles under non-cancelable operating leases, which expire at various dates through May 2018. Rent expense for the years ended December 31, 2010, 2011 and 2012 was $1.1 million, $1.0 million and $1.1 million, respectively. We record rent expense on a straight–line basis based on contractual lease payments.
Future minimum lease payments due under all non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$1,301
2014	1,232
2015	1,224
2016	1,130
2017	1,155
Thereafter	488
Total minimum lease payments	$6,530
For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.
Unconditional Purchase Obligations
We have unconditional inventory related purchase obligations to certain suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. Additionally, we have non-inventory related purchase obligations that represent purchase commitments made in the ordinary course of business. At December 31, 2012 we had approximately $21.8 million of unconditional purchase obligations.
Legal Proceedings
We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes the outcome of such litigation and claims could have a material adverse effect on our financial statements. Historically, the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.
In January 2012, Dot Hill filed an arbitration claim against a customer for unpaid money owed to Dot Hill under the OEM and License Agreement entered into by the parties in July 2010 (the “Agreement”).  Pursuant to the Agreement, the customer licensed portions of our UVS software and bundled it with its hardware and software.  Our customer was required to pay licensing and support fees under the Agreement.  During the second calendar quarter of 2011, the customer stopped making payments, and approximately $1.1 million dollars is owed to us under the Agreement.  Our customer filed a counter claim for $0.6 million, primarily for damages and reimbursement of specific amounts paid under the Agreement. The case was heard at arbitration in late February to early March 2013, and we expect that a judgment will be issued within the next 60 days. We have reviewed this claim, but cannot at this stage in the process determine the likelihood of the outcome. Our initial estimate of our potential exposure ranges between $0.0 million and $0.6 million.
15. Segment Information
Operating segments, as defined in ASC 280, Segment Reporting, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker, or CODM, in deciding how to allocate resources and in assessing performance. ASC 280 also requires disclosures about products and services, geographic areas and significant customers.
As a result of our decision to exit our AssuredUVS line of business, and close down our Israel Technology Development Center during the first quarter of 2012 (see Note 8), our CODM now operates our business in one reportable operating segment. Prior year information has been recast to conform to current year presentation, excluding discontinued operations.
Geographic Information
Net revenue is recorded in the geographic area in which the sale is originated. Long-lived assets include property and equipment, net, identifiable intangible assets, net, and other non-current assets. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Net revenue:
United States	$245,372	$193,755	$192,801
Europe, Middle East and Africa	4,975	76	14
Asia	1,491	1,996	1,733
Total net revenue	$251,838	$195,827	$194,548
Long-lived assets:
United States	$5,140	$4,945	$7,682
Europe, Middle East and Africa	6,408	2,922	68
Asia	—	—	—
Total long-lived assets	$11,548	$7,867	$7,750
16. Quarterly Financial Information (Unaudited)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011:
Net revenue	$48,543	$52,458	$47,805	$47,021
Gross profit	11,930	13,113	11,441	8,799
Income (loss) before income taxes and discontinued operations	(12)	(302)	(3,162)	(4,859)
Net income (loss) from continuing operations	(62)	(367)	(3,237)	(4,798)
Basic and diluted net income (loss) per share from continuing operations	$—	$(0.01)	$(0.06)	$(0.08)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012:
Net revenue	$54,598	$47,708	$48,223	$44,019
Gross profit	15,565	12,661	12,268	7,877
Income (loss) before income taxes and discontinued operations	69	(2,545)	(2,581)	(4,596)
Net income (loss) from continuing operations	160	(2,945)	(2,734)	(4,883)
Basic and diluted net income (loss) per share from continuing operations	$—	$(0.05)	$(0.05)	$(0.08)
During the first, second, third and fourth quarters of 2011, we incurred approximately $0.0 million, $0.0 million, $0.7 million and $0.0 million, respectively, of restructuring charges related to our 2008 and 2010 restructuring plan. During the first, second, third and fourth quarters of 2012, we incurred approximately $0.0 million, $0.0 million, $0.0 million and $0.0 million, respectively, of restructuring charges related to our 2008 and 2010 restructuring plans. See further discussion of our restructuring activities in Note 8.

During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology in 2010 and 2011 to the contract.  The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012. This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and costs of $2.0 million and $0.9 million, respectively.
2011 quarterly amounts, and amounts for the quarters ended March 31, 2012 and June 30, 2012 have been retrospectively adjusted for discontinued operations. See Note 4.