Form 10-Q
period 2013-03-31
DOT HILL SYSTEMS CORP
filed 2013-05-09
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	¬

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 58,615,969 shares of common stock, $0.001 par value, outstanding as of April 30, 2013.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2013

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND MARCH 31, 2013
(In thousands, except par value data)

	December 31, 2012	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$40,315	$40,297
Accounts receivable, net	25,025	22,484
Inventories	5,037	4,944
Prepaid expenses and other assets	5,810	5,960
Total current assets	76,187	73,685
Property and equipment, net	7,147	7,645
Other assets	603	679
Total assets	$83,937	$82,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,659	$23,055
Accrued compensation	4,863	3,443
Accrued expenses	8,690	6,888
Deferred revenue	2,889	3,559
Credit facility borrowings	2,800	2,800
Total current liabilities	41,901	39,745
Other long-term liabilities	3,261	3,385
Total liabilities	45,162	43,130
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock, $.001 par value, 100,000 shares authorized, 58,265 and 58,617 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	58	58
Additional paid-in capital	326,575	327,516
Accumulated other comprehensive loss	(3,533)	(3,389)
Accumulated deficit	(284,325)	(285,306)
Total stockholders’ equity	38,775	38,879
Total liabilities and stockholders’ equity	$83,937	$82,009
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2013
NET REVENUE	$54,598	$44,480
COST OF GOODS SOLD	39,033	30,040
GROSS PROFIT	15,565	14,440
OPERATING EXPENSES:
Research and development	9,197	8,713
Sales and marketing	3,477	3,108
General and administrative	2,834	3,137
Total operating expenses	15,508	14,958
OPERATING INCOME (LOSS)	57	(518)
OTHER INCOME:
Interest income (expense), net	8	(7)
Other income (expense), net	4	(1)
Total other income (expense), net	12	(8)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	69	(526)
INCOME TAX EXPENSE (BENEFIT)	(91)	34
INCOME (LOSS) FROM CONTINUING OPERATIONS	160	(560)
LOSS FROM DISCONTINUED OPERATIONS	(2,028)	(421)
NET LOSS	$(1,868)	$(981)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations:
Basic and diluted earnings (loss) per share	$—	$(0.01)
Discontinued operations:
Basic and diluted loss per share	$(0.04)	$(0.01)
Net loss:
Basic and diluted loss per share*	(0.03)	(0.02)
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	56,030	58,001
Diluted	56,558	58,001
COMPREHENSIVE LOSS:
Net loss	$(1,868)	$(981)
Foreign currency translation adjustment	75	144
Comprehensive loss	$(1,793)	$(837)
* Per share data may not always add to the total for the period because each figure is independently calculated.
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013
(In thousands)

	Three Months Ended
	March 31,
	2012	2013
Cash Flows From Operating Activities:
Net loss	$(1,868)	$(981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,085	709
Stock-based compensation expense	1,142	668
Write-off of property and equipment	123	—
Changes in operating assets and liabilities:
Accounts receivable	(3,469)	2,521
Inventories	496	91
Prepaid expenses and other assets	(5,250)	(266)
Accounts payable	4,543	456
Accrued compensation and other expenses	(875)	(3,074)
Deferred revenue	(96)	682
Other long-term liabilities	(118)	142
Net cash (used in) provided by operating activities	(4,287)	948
Cash Flows From Investing Activities:
Purchases of property and equipment	(327)	(1,195)
Net cash used in investing activities	(327)	(1,195)
Cash Flows From Financing Activities:
Principal payment of note payable	(71)	—
Payments on bank borrowings	—	(2,800)
Proceeds from bank borrowings	—	2,800
Shares withheld for tax purposes	(401)	(114)
Proceeds from sale of stock to employees	448	387
Net cash (used in) provided by financing activities	(24)	273
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(83)	(44)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,721)	(18)
Cash and Cash Equivalents, beginning of period	46,168	40,315
Cash and Cash Equivalents, end of period	$41,447	$40,297
Supplemental Disclosures of Non-Cash Investing Activities:
Property and equipment acquired but not yet paid	$855	$489
Supplemental Cash Flow Data:
Cash paid for income taxes	$34	$17
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2013.
2012 amounts in our unaudited condensed consolidated financial statements have been retrospectively adjusted for discontinued operations. See Note 3.
Use of Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, recurring and specific issue warranty obligations, the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, accruals for restructuring, and income taxes, including the valuation allowance for deferred tax assets. Actual results may differ from these estimates and such differences could be material.
Revenue Recognition
We derive our revenue from sales of our hardware products, software and services.
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that is integrated with industry standard hardware which is essential to the functionality of the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
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
Specific long-term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support for which we have not established VSOE for the fair value of any of the elements. Under specific guidance for recognizing software revenue, we begin recognizing revenue upon the delivery of all the elements except post-contract support (PCS). We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred revenue and costs are amortized over the contractual PCS support periods.

During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology to one of its long-term software contracts in 2010, 2011 and during the first three quarters of 2012. The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012. This resulted in an overstatement of $0.6 million of revenue and $0.4 million of costs for the three months ended March 31, 2012, which was corrected in the fourth quarter of 2012.
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
Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended
	March 31,
	2012	2013
HP	61%	63%
Tektronix	19%	12%
Other customers less than 10%	20%	25%
Total	100%	100%
HP continues to account for a significant percentage of our sales. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.
We expect that the sale of our products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future. Our Product Purchase Agreement with HP, as amended, terminates on October 30, 2016. HP also holds warrants to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share, expiring on October 30, 2016.
We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should any of our current manufacturing partners, such as Foxconn Technology Group, or parts suppliers not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted.
Cash and Cash Equivalents
We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. As of December 31, 2012 and March 31, 2013, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
As of March 31, 2013, $2.7 million of the $40.3 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we could be required to accrue and pay taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs.
Balance sheet details are as follows, (in thousands):

	March 31, 2012	March 31, 2013
Balance, beginning of the year	$203	$240
Recoveries	—	(9)
Balance, quarter ended	$203	$231
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

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This update requires presentation of reclassifications from accumulated other comprehensive income by component to net income either on the face of the income statement or in a single footnote, but does not require any new information to be disclosed. This update is effective for the interim and annual periods beginning after December 15, 2012. The Company has adopted ASU 2013-2 as of the Company's interim period ending March 31, 2013. The adoption of this update has not had any impact on the Company's financial statements as the Company has not had any reclassifications from accumulated other comprehensive income to net income. Other comprehensive income in each period is comprised solely of foreign currency translation adjustments.
2. Earnings Per Share
Basic earnings per share, for both continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share, for both continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2013 because we incurred a net loss in the period and the effect of inclusion would have been anti-dilutive.
The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three months ended March 31, 2013 (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	March 31, 2013
Income (loss) from continuing operations	$160	$(560)
Basic weighted-average common shares outstanding	56,030	58,001
Assumed exercise of dilutive stock options and restricted stock	528	—
Diluted weighted-average common shares outstanding	56,558	58,001
Income (loss) from continuing operations:
Basic earnings per share	$—	$(0.01)
Diluted earnings per share	$—	$(0.01)
Outstanding equity awards not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive were as follows:

	March 31, 2012		March 31, 2013
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	9,312,258	$1.55 - $16.36	9,159,312	$0.47 - $16.36
Unvested stock awards	1,147,085	$—	508,221	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40
3. Discontinued Operations
During 2011, our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all significant ongoing operational activities as of September 30, 2012.
The following is a summary of the components of loss from discontinued operations for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Net revenue	$146	$20
Cost of goods sold	537	131
Gross loss	(391)	(111)
Operating expenses:
Research and development	745	—
Sales and marketing	56	—
General and administrative	178	320
Restructuring charge (recovery)	657	(10)
Total operating expenses	1,636	310
Operating loss	(2,027)	(421)
Other income (expense), net	(1)	—
Loss from discontinued operations	$(2,028)	$(421)
The activity in 2013 is limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as the resolution of a dispute with the former primary AssuredUVS customer (see Note 9).
4. Inventories
The components of inventories consist of the following (in thousands):

	December 31, 2012	March 31, 2013
Purchased parts and materials	$3,051	$3,277
Finished goods	1,986	1,667
Total inventory	$5,037	$4,944
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
5. Intangible Assets
Identifiable intangible assets are as follows (in thousands), as of December 31, 2012 and March 31, 2013:

	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,256)	$—
Total intangible assets		$4,256	$(4,256)	$—
Amortization expense related to intangible assets totaled $0.4 million and $0.0 million for the three months ended March 31, 2012 and 2013, respectively, including $0.2 million and $0.0 million, for the three months ended March 31, 2012 and 2013, respectively, for discontinued operations.
6. Product Warranties
Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are typically intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. Estimated liabilities for product warranties are included in accrued expenses.
During 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. A significant customer of ours was impacted by this issue, and provided us with an estimation of the additional costs it would incur related to the customer’s internal overhead costs, in addition to third-party direct costs. A final settlement with this material customer was reached during the second quarter of 2012. The estimated remaining liability is approximately $0.2 million as of March 31, 2013, which relates to costs for extension of warranty coverage on these units. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.
Our component supplier continued to re-work and distribute to our customer the affected population of power supplies at no cost to us. During 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Pursuant to the final settlement agreement, the supplier agreed to cash consideration of $1.2 million, of which we received $1.1 million subsequent to the signing of the settlement agreement, with the remaining $0.1 million to be received in one remaining installment during 2013. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.
In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of March 31, 2013 we have not assumed or recorded any insurance reimbursement.
Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Balance, beginning of period	$6,871	$4,455
Charges to operations	368	118
Deductions for payments made	(309)	(1,021)
Changes in estimates	—	(809)
Balance, end of period	$6,930	$2,743
During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.
7. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 70 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million (subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015. As of

March 31, 2013, there was $2.8 million outstanding under the Silicon Valley Bank line of credit. There was $17.7 million available for borrowing under the agreement as of March 31, 2013. We are currently in compliance with all covenant requirements.
8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,315	$40,315	$—	$—	$—

		Fair Value Measurements Using
Description	March 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,297	$40,297	$—	$—	$—
The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I and Level II inputs for any of our assets measured on a recurring basis during the reporting period.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, and credit facility borrowings. The following disclosures relate to financial instruments for which the ending balances at December 31, 2012 and March 31, 2013, are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheets. These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents at December 31, 2012 and March 31, 2013, respectively (in thousands).

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,800	$—	$2,800	$—	$—

		Fair Value Measurements Using
Description	March 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,800	$—	$2,800	$—	$—
The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates.
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
In January 2012, Dot Hill filed an arbitration claim against a customer for unpaid money owed to Dot Hill under the OEM and License Agreement entered into by the parties in July 2010 (the “Agreement”). Pursuant to the Agreement, the customer licensed portions of our UVS software and bundled it with its hardware and software. Our customer was required to pay licensing and support fees under the Agreement. However, during the second calendar quarter of 2011, the customer stopped making payments. Our customer filed a counter claim for $0.6 million, primarily for damages and reimbursement of specific amounts paid under the Agreement. The case was heard at arbitration, which was completed in March 2013, and a judgment was issued in April 2013. We have recorded a liability in the amount of the settlement as of March 31, 2013 totaling $0.1 million, included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.
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
As a result of our decision to exit our AssuredUVS line of business, and close down our Israel Technology Development Center during the first quarter of 2012 (see Note 3), our CODM now operates our business in one reportable operating segment. Prior year information has been recast to conform to current year presentation, excluding discontinued operations.
Geographic Revenues
Net revenue is recorded in the geographic area in which the sale is originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Net revenue:
United States	$54,087	$44,164
Europe, Middle East and Africa	5	1
Asia	506	315
Total net revenue	$54,598	$44,480
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
Certain statements contained in this quarterly report on Form 10-Q, including, statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We design, manufacture and market a range of software and hardware storage systems for the entry and midrange storage markets. We focus on selling through server-based original equipment manufacturers (OEMs), such as Hewlett-Packard, or HP, Dell Inc. or Dell, Lenovo Group Limited, or Lenovo, Advanced Micro Devices, Inc., or AMD, Stratus Technologies, or Stratus, and Wipro Limited; as well as into vertical markets, which primarily include media and entertainment, telecommunications,

HPC Digital Image Archive, Big Data and oil and gas. Our vertical market customers are OEMs, who embed our products into their solutions, as well as resellers.
Typical customers for our storage systems products, which include our AssuredSANTM line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSANTM architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSANTM 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSANTM products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSANTM 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, Fibre Channel, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.
On August 22, 2012, we introduced AssuredSANTM Pro 5000 Series with RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStorTM, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit, while storing less frequently accessed data on slower, but much less expensive hard disk drives. On the same day, we also introduced our AssuredSANTM 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same architecture as the Pro 5000 Series. Our Series 2000 and 3000 products are characterized by International Data Corporation (IDC) as Band 2 and Band 3 products. With the announcement of our Series 4000 and 5000 products, we now have products characterized within IDC Price Bands 4 and 5 products, which increases our total available market, as measured by end-user sales price, from $4.0 billion to $10.6 billion.
Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable customer. Our ability to achieve and maintain profitability will depend on, among other things, the level and mix of orders we receive from such customers, the amounts we spend on marketing support, the amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time, our ability to meet delivery schedules required by our customers and the economic environment.
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded OEMs that integrate our products into their solutions, and VARs. Our storage system products' server-based OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSANTM products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Motorola, Inc., Tektronix, Samsung Electronics, Concurrent Computer Corporation, Autodesk Inc., Harris Broadcast Communications and Nokia Siemens Network. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 63% of our total net revenue for the three months ended March 31, 2013. The agreement with HP does not contain any minimum purchase commitments, however, we expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2013. We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.
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

For these and other reasons, our net revenue and results of operations for the three months ended March 31, 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. The majority of our products sold in 2012 and to date in 2013 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2013.
We derive the majority of our net revenue from sales of our Series 2000 and 3000 family of products, which are included in our AssuredSANTM product line.
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
In the first quarter of 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012. The closure of our Israel Technology Development Center is now recorded in discontinued operations, since we have ceased all ongoing operational activities by the end of 2012.
Critical Accounting Policies and Estimates
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three months ended March 31, 2013, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Revenue Recognition
We derive our revenue from sales of our hardware products, software and services.
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that is integrated with industry standard hardware which is essential to the functionality of the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
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
Specific long-term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support for which we have not established VSOE for the fair value of any of the elements. Under specific guidance for recognizing software revenue, we begin recognizing revenue upon the delivery of all the elements except post-contract support (PCS). We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred revenue and costs are amortized over the contractual PCS support periods.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology to one of its long-term software contracts in 2010, 2011 and during the first three quarters of 2012. The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012. This resulted in an overstatement of $0.6 million of revenue and $0.4 million of costs for the three months ended March 31, 2012, which was corrected in the fourth quarter of 2012.
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
Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended
	March 31,
	2012	2013
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	71.5	67.5
GROSS PROFIT	28.5	32.5
OPERATING EXPENSES:
Research and development	16.8	19.6
Sales and marketing	6.4	7.0
General and administrative	5.2	7.1
Total operating expenses	28.4	33.7
OPERATING INCOME (LOSS)	0.1	(1.2)
Other income (expense), net	—	—
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	0.1	(1.2)
INCOME TAX EXPENSE (BENEFIT)	(0.2)	0.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	0.3	(1.3)
LOSS FROM DISCONTINUED OPERATIONS	(3.7)	(0.9)
NET LOSS	(3.4)%	(2.2)%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2013

Net Revenue

	Three Months Ended March 31,		Decrease	% Change
	2012	2013
	(in thousands, except percentages)
Net Revenue	$54,598	$44,480	$(10,118)	(18.5)%

Net revenue decreased approximately $10.1 million from $54.6 million for the three months ended March 31, 2012 to $44.5 million for the three months ended March 31, 2013. The decrease in net revenue was primarily due to a $5.3 million decrease in revenue from HP from $33.2 million for the three months ended March 31, 2012 to $27.9 million for the three months ended March 31, 2013. Additionally, sales to Tektronix decreased $5.2 million, from $10.4 million for the three months ended March 31, 2012 to $5.2 million for the three months ended March 31, 2013. Sales to Tektronix during the first quarter of 2012 resulted from an increase in demand combined with fulfilling orders that were on backlog from the prior year. However, we expect sales to HP and Tektronix to continue to represent a substantial portion of our net revenue during 2013. Sales to HP approximated 61% of our net revenue for the three months ended March 31, 2012 compared to 63% of our net revenue for the three months ended March 31, 2013. Sales to Tektronix approximated 19% of our net revenue for the three months ended March 31, 2012 compared to 12% of our net revenue for the three months ended March 31, 2013. These decreases were partially offset by an increase of $0.4 million in sales to various other OEM customers.
Cost of Goods Sold and Gross Profit

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$39,033	71.5%	$30,040	67.5%	$(8,993)	(23.0)%
Gross Profit	$15,565	28.5%	$14,440	32.5%	$(1,125)	(7.2)%
Cost of goods sold decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of the decrease in sales revenue.
Gross profit margin increased from 28.5% for the three months ended March 31, 2012 to 32.5% for the three months ended March 31, 2013. Gross profit margin benefited from manufacturing cost reductions, component cost reductions, a more favorable product and customer mix and decreased warranty related costs. During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.
Research and Development Expenses

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$9,197	16.8%	$8,713	19.6%	$(484)	(5.3)%
Research and development expenses decreased $0.5 million to $8.7 million for the three months ended March 31, 2013 compared to $9.2 million for the three months ended March 31, 2012. The decrease was primarily due to the deferral of research and development costs under a software contract of $0.4 million, a $0.2 million decrease in stock compensation expense and a $0.1 million decrease in travel expenses. These decreases were partially offset by a $0.2 million increase in depreciation expense. The decrease in stock compensation expense is due to an overall decline in value of the unvested options and awards pool, driven by lower share price on grant date and increased use of options versus unvested stock awards. The increase in depreciation expense resulted from the acquisition of materials to support strategic development projects.
We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.
Sales and Marketing Expenses

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,477	6.4%	$3,108	7.0%	$(369)	(10.6)%

Sales and marketing expense decreased approximately $0.4 million to $3.1 million for the three months ended March 31, 2013 compared to $3.5 million for the three months ended March 31, 2012. This decrease was primarily due to a decrease in bank credit card charges of $0.2 million, associated with sales to a customer, and a decrease in salaries and payroll related expenses of $0.1 million. The decrease in salaries and payroll related expenses is due to a decrease in sales commissions from lower sales levels during the quarter.
General and Administrative Expenses

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$2,834	5.2%	$3,137	7.1%	$303	10.7%
General and administrative expenses increased approximately $0.3 million to $3.1 million for the three months ended March 31, 2013 compared to $2.8 million for the three months ended March 31, 2012. The increase was primarily due to a $0.3 million increase in salaries and payroll related expenses, caused by an increase in bonus expense as compared to the first quarter of 2012, as well as the hiring of key administrative personnel.
Other Income (Expense), net

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$12	—%	$(8)	—%	$20	(166.7)%
Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.
Income Taxes
We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2012, as compared to minimal expense for the three months ended March 31, 2013. Our provision primarily includes estimated liabilities relating to tax expense in certain states in which we operate, offset partially by the statute of limitations expiring on certain tax positions involving our foreign subsidiaries. The increase from prior year is due to an increase in sales within a certain state, which assesses tax at a gross margin level.
Loss From Discontinued Operations

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(2,028)	(3.7)%	$(421)	(0.9)%	$(1,607)	(79.2)%
Loss from discontinued operations decreased $1.6 million to $0.4 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended March 31, 2012. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our discontinued operations.
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
As of March 31, 2013, we had $40.3 million of cash and cash equivalents and $33.9 million of working capital compared to $40.3 million of cash and cash equivalents and $34.3 million of working capital as of December 31, 2012. The changes in cash and cash equivalents are further described below.
Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of March 31, 2013, $2.7 million of the $40.3 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we could be required to accrue and pay taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2013 was $0.9 million compared to net cash used in operating activities of $4.3 million for the three months ended March 31, 2012. The operating activities that affected cash consisted primarily of a net loss, which totaled $1.0 million for the three months ended March 31, 2013 compared to a net loss of $1.9 million for the three months ended March 31, 2012. The decrease in our net loss for the three months ended March 31, 2013 was primarily attributable to our exit from our AssuredUVS business, including the closing of our Israel Technology Center, combined with improved margins due to changes in product mix.
The adjustments to reconcile net loss to net cash used in operating activities for the three months ended March 31, 2013 for items that did not affect cash consisted of depreciation and amortization of $0.7 million and stock-based compensation expense of $0.7 million.
Cash flows from operations reflects the positive impact of $2.5 million related to a decrease in accounts receivable, which was primarily due to a decrease in the number of days sales outstanding, which decreased from 50 days at the end of the fourth quarter of 2012 to 45 days at the end of the first quarter of 2013. Additionally, the balance in accounts receivable at December 31, 2012 was larger due to seasonal year-end demand. Cash flows from operations also reflects a positive impact of $0.5 million related to an increase in accounts payable at March 31, 2013, which is also reflected in our days payable outstanding which increased from 62 days at the end of the fourth quarter of 2012 to 69 days at the end of the first quarter of 2013. Deferred revenue had a $0.7 million positive impact to cash from operations due to an increase in prepaid maintenance agreements sold through our Channel partners. Cash flows from operations also reflect the impact of $0.1 million related to an overall increase in other long-term liabilities, primarily due to increased deferred rents on our facility leases in Longmont, CO.
Cash flows from operations reflect a negative impact of $0.3 million due to an increase in prepaid expenses and other assets. Prepaid expenses increased due to the renewal of several prepaid maintenance agreements during the first quarter of 2013. Accrued compensation and other expenses negatively impacted the cash from operations by $3.1 million due to payments on a settlement with a material customer related to failed power supply units, and a decrease in payments related to shutting down the Israel Technology Development Center.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2013 was approximately $1.2 million compared to $0.3 million for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2013 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners in the production of our products and for equipment used in our Longmont, Colorado engineering laboratories.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2013 was approximately $0.3 million compared to an insignificant amount of cash used in financing activities for the three months ended March 31, 2012. Cash provided by financing activities for the three months ended March 31, 2013 was primarily due to the sale of stock to employees under our employee stock plans of approximately $0.4 million, partially offset by tax liability payments of $0.1 million made by Dot Hill associated with employee equity awards.
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

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are typically intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. Estimated liabilities for product warranties are included in accrued expenses.
During 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. A significant customer of ours was impacted by this issue, and provided us with an estimation of the additional costs it would incur related to the customer’s internal overhead costs, in addition to third-party direct costs. A final settlement with this material customer was reached during the second quarter of 2012. The estimated remaining liability is approximately $0.2 million as of March 31, 2013, which relates to costs for extension of warranty coverage on these units. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.
Our component supplier continued to re-work and distribute to our customer the affected population of power supplies at no cost to us. During 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Pursuant to the final settlement agreement, the supplier agreed to cash consideration of $1.2 million, of which we received $1.1 million subsequent to the signing of the settlement agreement, with the remaining $0.1 million to be received in one remaining installment during 2013. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.
In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of March 31, 2013 we have not assumed or recorded any insurance reimbursement.
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
In January 2012, Dot Hill filed an arbitration claim against a customer for unpaid money owed to Dot Hill under the OEM and License Agreement entered into by the parties in July 2010 (the “Agreement”). Pursuant to the Agreement, the customer licensed portions of our UVS software and bundled it with its hardware and software. Our customer was required to pay licensing and support fees under the Agreement. However, during the second calendar quarter of 2011, the customer stopped making payments. Our customer filed a counter claim for $0.6 million, primarily for damages and reimbursement of specific amounts paid under the Agreement. The case was heard at arbitration, which was completed in March 2013, and a judgment was issued in April 2013. We have recorded a liability in the amount of the settlement as of March 31, 2013 totaling $0.1 million, included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.
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
We maintain a credit facility with Silicon Valley Bank for cash advances of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 70 percentof the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million(subject to certain increases). The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015. As of March 31, 2013, there was $2.8 million outstanding under the Silicon Valley Bank line of credit. There was $17.7 million available for borrowing under the agreement as of March 31, 2013. We are currently in compliance with all covenant requirements.
At March 31, 2013, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
At March 31, 2013, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
We enter into indemnification agreements with third parties in the ordinary course of business that generally require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.
Recent Accounting Pronouncements
Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our March 31, 2013 financial statements.
We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of March 31, 2013, there was $2.8 million outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the three months March 31, 2013 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.3 million in foreign currency transaction losses during the three months ended March 31, 2013, primarily resulting from the re-measurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $0.6 million.
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
In January 2012, Dot Hill filed an arbitration claim against a customer for unpaid money owed to Dot Hill under the OEM and License Agreement entered into by the parties in July 2010 (the “Agreement”). Pursuant to the Agreement, the customer licensed portions of our UVS software and bundled it with its hardware and software. Our customer was required to pay licensing and support fees under the Agreement. However, during the second calendar quarter of 2011, the customer stopped making payments. Our customer filed a counter claim for $0.6 million, primarily for damages and reimbursement of specific amounts paid under the Agreement. The case was heard at arbitration, which was completed in March 2013, and a judgment was issued in April 2013. We have recorded a liability in the amount of the settlement as of March 31, 2013 totaling $0.1 million, included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.
Item 1A. Risk Factors
The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2012. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.
We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.
Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 74% of our net revenue for the year ended December 31, 2011, 68% of our net revenue for the year ended December 31, 2012 and 63% of our net revenue for the three months ended March 31, 2013. We expect HP will represent much greater than 10% of our overall net revenue for the year ending December 31, 2013. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.

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
During 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. A significant customer of ours was impacted by this issue, and provided us with an estimation of the additional costs it would incur related to the customer’s internal overhead costs, in addition to third-party direct costs. A final settlement with this material customer was reached during the second quarter of 2012. The estimated remaining liability is approximately $0.2 million as of March 31, 2013, which relates to costs for extension of warranty coverage on these units. While our estimated liability relating to failed power supply units is subject to some uncertainty until final settlement, based on our current expectation of sales volumes with this material customer, we do not believe the incurrence of an additional loss is either probable or reasonably possible at this time.
Our component supplier continued to re-work and distribute to our customer the affected population of power supplies at no cost to us. During 2011, as the claims from our customer became clearer, we commenced negotiations with our component supplier for fair and reasonable costs that we have and are likely to incur through the warranty period associated with this component failure. Pursuant to the final settlement agreement, the supplier agreed to cash consideration of $1.2 million, of which we received $1.1 million subsequent to the signing of the settlement agreement, with the remaining $0.1 million to be received in one remaining installment during 2013. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date. This agreement is not subject to any required future purchases.
In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of March 31, 2013 we have not assumed or recorded any insurance reimbursement.
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
In January 2010, we acquired Cloverleaf Communications, Inc., a privately held software company based primarily in Israel. In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all significant ongoing operational activities as of March 31, 2013.
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
For the three months ended March 31, 2013 we incurred a net loss from continuing operations of $0.6 million. For the years ended December 31, 2012 and 2011 we incurred net losses from continuing operations of $10.4 million and $8.5 million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2013. Consequently, we cannot assure you that we will be profitable in any future period.
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
Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, and Hanif Jamal, our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. If either of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. In addition, if any of our additional key engineering, sales and general and administrative employees were to terminate their employment with us, our business could be harmed. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.
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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)
3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)
4.1	Form of Common Stock Certificate. (4)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)
4.3	Form of Rights Certificate. (5)
4.4	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.
Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: May 9, 2013

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 9, 2013

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)