Form 10-Q
period 2013-06-30
DOT HILL SYSTEMS CORP
filed 2013-08-08
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

The registrant had 58,964,467 shares of common stock, $0.001 par value, outstanding as of July 31, 2013.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2013

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2013
(In thousands, except par value data)

	December 31, 2012	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$40,315	$40,402
Accounts receivable, net	25,025	29,072
Inventories	5,037	4,193
Prepaid expenses and other assets	5,810	6,047
Total current assets	76,187	79,714
Property and equipment, net	7,147	7,842
Other assets	603	559
Total assets	$83,937	$88,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,659	$24,528
Accrued compensation	4,863	5,163
Accrued expenses	8,690	7,312
Deferred revenue	2,889	3,970
Credit facility borrowings	2,800	2,100
Total current liabilities	41,901	43,073
Other long-term liabilities	3,261	3,397
Total liabilities	45,162	46,470
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock, $.001 par value, 100,000 shares authorized, 58,265 and 58,613 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	58	58
Additional paid-in capital	326,575	328,145
Accumulated other comprehensive loss	(3,533)	(3,329)
Accumulated deficit	(284,325)	(283,229)
Total stockholders’ equity	38,775	41,645
Total liabilities and stockholders’ equity	$83,937	$88,115
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
NET REVENUE	$47,708	$50,683	$102,306	$95,163
COST OF GOODS SOLD	35,047	33,676	74,080	63,716
GROSS PROFIT	12,661	17,007	28,226	31,447
OPERATING EXPENSES:
Research and development	9,660	8,908	18,857	17,621
Sales and marketing	3,380	3,187	6,857	6,295
General and administrative	2,166	2,767	5,000	5,904
Total operating expenses	15,206	14,862	30,714	29,820
OPERATING INCOME (LOSS)	(2,545)	2,145	(2,488)	1,627
OTHER INCOME:
Interest income (expense), net	(7)	(8)	—	(15)
Other income (expense), net	7	1	12	—
Total other income (expense), net	—	(7)	12	(15)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,545)	2,138	(2,476)	1,612
INCOME TAX EXPENSE	400	49	309	83
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,945)	2,089	(2,785)	1,529
LOSS FROM DISCONTINUED OPERATIONS	(2,103)	(12)	(4,131)	(433)
NET INCOME (LOSS)	$(5,048)	$2,077	$(6,916)	$1,096
NET EARNINGS (LOSS) PER SHARE:
Continuing operations:
Basic and diluted income (loss) per share	$(0.05)	$0.04	$(0.05)	$0.03
Discontinued operations:
Basic and diluted loss per share	$(0.04)	$—	$(0.07)	$(0.01)
Net income (loss):
Basic and diluted income (loss) per share*	(0.09)	0.04	(0.12)	0.02
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	56,934	58,384	56,484	58,194
Diluted	56,934	58,797	56,484	58,616
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(5,048)	$2,077	$(6,916)	$1,096
Foreign currency translation adjustment	(36)	60	39	204
Comprehensive income (loss)	$(5,084)	$2,137	$(6,877)	$1,300
* Per share data may not always add to the total for the period because each figure is independently calculated.
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2013
(In thousands)

	Six Months Ended
	June 30,
	2012	2013
Cash Flows From Operating Activities:
Net income (loss)	$(6,916)	$1,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,959	1,463
Stock-based compensation expense	2,076	1,357
Provision for bad debt	25	(5)
Write-off of intangible assets	1,647	—
Write-off of property and equipment	244	—
Changes in operating assets and liabilities:
Accounts receivable	4,582	(4,053)
Inventories	595	839
Prepaid expenses and other assets	3,194	(240)
Accounts payable	(9,162)	2,123
Accrued compensation and other expenses	(3,341)	(836)
Deferred revenue	602	1,098
Other long-term liabilities	412	160
Net cash provided by (used in) operating activities	(4,083)	3,002
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,425)	(2,327)
Net cash used in investing activities	(1,425)	(2,327)
Cash Flows From Financing Activities:
Principal payment of note payable	(71)	—
Payments on bank borrowings	—	(5,600)
Proceeds from bank borrowings	—	4,900
Shares withheld for tax purposes	(533)	(215)
Proceeds from sale of stock to employees	448	428
Net cash used in financing activities	(156)	(487)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(101)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,669)	87
Cash and Cash Equivalents, beginning of period	46,168	40,315
Cash and Cash Equivalents, end of period	$40,499	$40,402
Supplemental Disclosures of Non-Cash Investing Activities:
Property and equipment acquired but not yet paid	$811	$308
Supplemental Cash Flow Data:
Cash paid for income taxes	$39	$84
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2013.
2012 amounts in our unaudited condensed consolidated financial statements have been retrospectively adjusted for discontinued operations. See Note 3.
Use of Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, recurring and specific issue warranty obligations, the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets, including intangible assets. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, accruals for restructuring, and income taxes, including the valuation allowance for deferred tax assets. Actual results may differ from these estimates and such differences could be material.
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
Software
In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all undelivered elements related to our products is available. We have established VSOE for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis.
Specific long-term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support for which we have not established VSOE for the fair value of any of the elements. Under specific guidance for recognizing software revenue, we begin recognizing revenue upon the delivery of all the elements except post-

contract support (PCS). We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred revenue and costs are amortized over the contractual PCS support periods.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology to one of its long-term software contracts in 2010, 2011 and during the first three quarters of 2012. The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012. This resulted in an understatement of $0.1 million and $2.2 million of revenue and $0.3 million and $1.9 million of costs for the three and six months ended June 30, 2012, respectively, which was corrected in the fourth quarter of 2012.
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
Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
HP	72%	52%	66%	57%
Tektronix	7%	21%	13%	16%
Other customers less than 10%	21%	27%	21%	27%
Total	100%	100%	100%	100%
HP and Tektronix continue to account for a significant percentage of our sales. If our relationship with HP or Tektronix were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix or our other customers will expand or not otherwise be disrupted.
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
Cash and Cash Equivalents
We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. As of December 31, 2012 and June 30, 2013, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
As of June 30, 2013, $3.1 million of the $40.4 million of cash and cash equivalents was held by our foreign subsidiaries.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs.
Balance sheet details are as follows, (in thousands):

	June 30, 2012	June 30, 2013
Balance, beginning of the year	$203	$240
Additions to allowance	25	3
Write-offs	—	(213)
Recoveries	—	(8)
Balance, quarter ended	$228	$22
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
In September 2011, our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, resulting in significant declines in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or

Cloverleaf, assets acquired in January 2010. The impairment of these long-lived assets is now reported in discontinued operations (see Note 3) since we have ceased all ongoing operational activities as of September 30, 2012.
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
2. Earnings Per Share
Basic earnings per share, for both continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share, for both continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2012 because we incurred net losses in the periods and the effect of inclusion would have been anti-dilutive.
The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three and six months ended June 30, 2012 and 2013 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Income (loss) from continuing operations	$(2,945)	$2,089	$(2,785)	$1,529
Basic weighted-average common shares outstanding	56,934	58,384	56,484	58,194
Assumed exercise of dilutive stock options and restricted stock	—	413	—	422
Diluted weighted-average common shares outstanding	56,934	58,797	56,484	58,616
Income (loss) from continuing operations:
Basic earnings (loss) per share	$(0.05)	$0.04	$(0.05)	$0.03
Diluted earnings (loss) per share	$(0.05)	$0.04	$(0.05)	$0.03
Outstanding equity awards not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2013		2012		2013
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	9,298,263	$0.47 - $16.36	7,299,887	$1.26 - $16.36	9,298,263	$0.47 - $16.36	8,725,951	$1.06 - $16.36
Unvested stock awards	1,132,568	$—	5,550	—	1,132,568	$—	11,753	$—
Warrants	1,602,489	$2.40	1,602,489	2.40	1,602,489	$2.40	1,602,489	$2.40
Shares issued
During the six months ended June 30, 2013, there were 31,000 shares issued from exercise of stock options, 30,000 restricted stock awards granted, and 458,000 shares purchased through our Employee Stock Purchase Plan. Additionally, during the six months ended June 30, 2013, there were 147,000 shares repurchased for tax purposes and 23,000 restricted stock awards canceled. During the year ended December 31, 2012, there were 27,000 shares issued from exercise of stock options, 844,000 restricted stock awards granted, and 675,000 shares purchased through our Employee Stock Purchase Plan. Additionally, during the year ended December 31, 2012, there were 485,000 shares repurchased for tax purposes and 495,000 restricted stock awards canceled.
3. Discontinued Operations
During 2011, our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, which would result in a significant decline in revenues for the Company. In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold during the three months ended June 30, 2012. The AssuredUVS business is now recorded in discontinued operations since we ceased all significant ongoing operational activities as of September 30, 2012.
The following is a summary of the components of loss from discontinued operations for the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Net revenue	$60	$2	$206	$22
Cost of goods sold	1,766	11	2,303	142
Gross loss	(1,706)	(9)	(2,097)	(120)
Operating expenses:
Research and development	17	—	762	—
Sales and marketing	—	—	56	—
General and administrative	308	3	486	323
Restructuring charge (recovery)	72	—	729	(10)
Total operating expenses	397	3	2,033	313
Operating loss	(2,103)	(12)	(4,130)	(433)
Other expense, net	—	—	(1)	—
Loss from discontinued operations	$(2,103)	$(12)	$(4,131)	$(433)
The activity in 2013 is limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer.
4. Inventories
The components of inventories consist of the following (in thousands):

	December 31, 2012	June 30, 2013
Purchased parts and materials	$3,051	$2,139
Finished goods	1,986	2,054
Total inventory	$5,037	$4,193
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
5. Intangible Assets
Identifiable intangible assets are as follows (in thousands), as of December 31, 2012 and June 30, 2013:

	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,256)	$—
Total intangible assets		$4,256	$(4,256)	$—
Amortization expense related to intangible assets totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively, including $0.0 million and $0.2 million, respectively, included in discontinued operations. There was no amortization expense related to intangible assets during the three and six months ended June 30, 2013.
6. Product Warranties
Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. Estimated liabilities for product warranties are included in accrued expenses.
Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Balance, beginning of period	$6,930	$2,743	$6,871	$4,455
Charges to operations	106	372	474	490
Deductions for payments made	(2,199)	(145)	(2,508)	(1,166)
Changes in estimates	(58)	(287)	(58)	(1,096)
Balance, end of period	$4,779	$2,683	$4,779	$2,683
During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.
7. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 70 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate, which was 4% as of June 30, 2013 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million, increasing by 50% of net income, 50% of issuances of equity and 50% of the principal amount of any subordinated debt. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015. As of June 30, 2013, there was $2.1 million outstanding under the Silicon Valley Bank line of credit. There was $21.0 million available for borrowing under the agreement as of June 30, 2013. We are currently in compliance with all covenant requirements.
8. Fair Value Measurements
The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,315	$40,315	$—	$—	$—

		Fair Value Measurements Using
Description	June 30, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,402	$40,402	$—	$—	$—
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, and credit facility borrowings. The following disclosures relate to financial instruments for which the ending balances at December 31, 2012 and June 30, 2013, are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheets. These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents at December 31, 2012 and June 30, 2013, respectively (in thousands).

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,800	$—	$2,800	$—	$—

		Fair Value Measurements Using
Description	June 30, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,100	$—	$2,100	$—	$—
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
10. Segment Information
Operating segments, as defined in Accounting Standard Codification, or ASC, 280 Segment Reporting, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker, or CODM, in deciding how to allocate resources and in assessing performance. ASC 280 also requires disclosures about products and services, geographic areas and significant customers.
Our CODM operates our business in one reportable operating segment that includes the design, manufacture and marketing of a range of software and hardware storage systems for the entry and midrange storage markets.
Geographic Revenues
Net revenue is recorded in the geographic area in which the sale originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Net revenue:
United States	$47,346	$50,518	$101,433	$94,682
Europe, Middle East and Africa	4	1	9	2
Asia	358	164	864	479
Total net revenue	$47,708	$50,683	$102,306	$95,163
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
Overview
We design, manufacture and market a range of software and hardware storage systems for the entry and midrange storage markets. We focus on selling through server-based original equipment manufacturers (OEMs), such as Hewlett-Packard, or HP, Dell Inc. or Dell, Lenovo Group Limited, or Lenovo, Advanced Micro Devices, Inc., or AMD, and Stratus Technologies, or Stratus; as well as into vertical markets, which primarily include media and entertainment, telecommunications, HPC, Digital

Image Archive, Big Data and oil and gas. Our vertical market customers are OEMs who embed our products into their solutions, as well as resellers.
Typical customers for our storage systems products, which include our AssuredSANTM line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSANTM architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSANTM 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSANTM products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSANTM 3000 series of storage arrays that provide high speed interface options including 8 gigabyte, or GB, Fibre Channel, 1GB and 10GB iSCSI over Ethernet and 6GB SAS connectivity.
On August 22, 2012, we introduced AssuredSANTM Pro 5000 Series with RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStorTM, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit, while storing less frequently accessed data on slower, but much less expensive hard disk drives. On the same day, we also introduced our AssuredSANTM 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same hardware architecture as the Pro 5000 Series. Our Series 2000 and 3000 products are characterized by International Data Corporation (IDC) as Band 2 and Band 3 products. With the announcement of our Series 4000 and 5000 products, we now have products characterized within IDC Price Bands 4 and 5 products, which increases our total available market, as measured by end-user sales price, from $4.0 billion to $10.6 billion.
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
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' server-based OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSANTM products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Motorola, Inc., Tektronix, Samsung Electronics, Concurrent Computer Corporation, Autodesk Inc., Harris Broadcast Communications and Nokia Siemens Network, among others. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. HP launched the third generation product line based on our technology, called the MSA P2000, in February 2010. Sales to HP continued to increase with faster host interfaces across the HP P2000 product line. In May 2013, HP announced its fourth generation product based on our technology called the MSA 2040 which is now available to the HP customer base. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 52% and 57% of our total net revenue for the three and six months ended June 30, 2013, respectively. The agreement with HP does not contain any minimum purchase commitments; however, we expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2013. We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.
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

For these and other reasons, our net revenue and results of operations for the three and six months ended June 30, 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. The majority of our products sold in 2012 and to date in 2013 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products throughout 2013.
We derive the majority of our net revenue from sales of our 3000 series products, which are included in our AssuredSANTM product line.
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
Sales and marketing expenses consist primarily of salaries and commissions, marketing-related costs, channel programs, customer-related evaluation unit expenses, promotional costs and travel expenses.
General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions, as well as expenditures for legal, accounting and other administrative services and fluctuations in currency.
Other income (expense), net is comprised primarily of interest income earned on our cash and cash equivalents and other miscellaneous income and expense items.
In the first quarter of 2012, our management approved, committed to, and initiated a restructuring and cost reduction plan, or the 2012 Plan, that is associated with the closure of our Israel Technology Development Center. The 2012 Plan is designed to re-align our software investments to focus on accelerating the development of embedded software features, in order to launch a competitive set of mid-range storage array products in 2012, and to provide more differentiated entry-level products for both OEM and channel customers. Substantially all of our 2012 Plan workforce reductions were completed by July 31, 2012. The closure of our Israel Technology Development Center is now recorded in discontinued operations since we have ceased all ongoing operational activities as of September 30, 2012.
Critical Accounting Policies and Estimates
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three and six months ended June 30, 2013, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Software
In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all undelivered elements related to our products is available. We have established VSOE for the fair value of our support services as measured by the stated renewal prices paid by our customers when the services are sold separately on a standalone basis.
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
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology to one of its long-term software contracts in 2010, 2011 and during the first three quarters of 2012. The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012. This resulted in an understatement of $0.1 million and $2.2 million of revenue and $0.3 million and $1.9 million of costs for the three and six months ended June 30, 2012, respectively, which was corrected in the fourth quarter of 2012.
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
Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	73.5	66.4	72.4	67.0
GROSS PROFIT	26.5	33.6	27.6	33.0
OPERATING EXPENSES:
Research and development	20.2	17.6	18.4	18.5
Sales and marketing	7.1	6.3	6.7	6.6
General and administrative	4.5	5.5	4.9	6.2
Total operating expenses	31.8	29.4	30.0	31.3
OPERATING INCOME (LOSS)	(5.3)	4.2	(2.4)	1.7
Other income (expense), net	—	—	—	—
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(5.3)	4.2	(2.4)	1.7
INCOME TAX EXPENSE	0.8	0.1	0.3	0.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	(6.1)	4.1	(2.7)	1.6
LOSS FROM DISCONTINUED OPERATIONS	(4.4)	—	(4.0)	(0.5)
NET INCOME (LOSS)	(10.5)%	4.1%	(6.7)%	1.1%

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2013
Net Revenue

	Three Months Ended June 30,		Increase	% Change
	2012	2013
	(in thousands, except percentages)
Net Revenue	$47,708	$50,683	$2,975	6.2%

	Six Months Ended June 30,		Decrease	% Change
	2012	2013
	(in thousands, except percentages)
Net Revenue	$102,306	$95,163	$(7,143)	(7.0)%
Net revenue increased approximately $3.0 million from $47.7 million for the three months ended June 30, 2012 to $50.7 million for the three months ended June 30, 2013. The increase in net revenue was primarily due to an increase in sales to Tektronix of $7.3 million, from $3.2 million for the three months ended June 30, 2012 to $10.5 million for the three months ended June 30, 2013, along with an increase of $3.8 million in sales to various other OEM and channel customers. The increase in net revenue was partially offset by a $8.1 million decrease in revenue from HP from $34.3 million for the three months ended June 30, 2012 to $26.2 million for the three months ended June 30, 2013.
Net revenue decreased approximately $7.1 million from $102.3 million for the six months ended June 30, 2012 to $95.2 million for the six months ended June 30, 2013. The decrease in net revenue was primarily due to a $13.4 million decrease in revenue from HP from $67.5 million for the six months ended June 30, 2012 to $54.1 million for the six months ended June 30, 2013. The decrease in net revenue was partially offset by a $2.1 million increase in sales from Tektronix, from $13.6 million for the six months ended June 30, 2012 to $15.7 million for the six months ended June 30, 2013, along with an increase of $4.2 million in sales to various other OEM and channel customers. We expect sales to HP and Tektronix to continue to represent a substantial portion of our net revenue during 2013. Sales to HP approximated 66% of our net revenue for the six months ended June 30, 2012 compared to 57% of our net revenue for the six months ended June 30, 2013. Sales to Tektronix approximated 13% of our net revenue for the six months ended June 30, 2012 compared to 16% of our net revenue for the six months ended June 30, 2013.
In May 2013, HP announced its fourth generation product based on our technology called the MSA 2040 which is now available to the HP customer base.
Cost of Goods Sold and Gross Profit

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2013		Increase/(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$35,047	73.5%	$33,676	66.4%	$(1,371)	(3.9)%
Gross Profit	$12,661	26.5%	$17,007	33.6%	$4,346	34.3%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013		Increase/(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$74,080	72.4%	$63,716	67.0%	$(10,364)	(14.0)%
Gross Profit	$28,226	27.6%	$31,447	33.0%	$3,221	11.4%
Cost of goods sold decreased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily as a result of a more favorable product and customer mix, and component cost reductions.
Gross profit margin increased from 26.5% for the three months ended June 30, 2012 to 33.6% for the three months ended June 30, 2013. Gross profit margin benefited from a more favorable product and customer mix, manufacturing cost reductions, and component cost reductions.
Cost of goods sold decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of the decrease in sales revenue.
Gross profit margin increased from 27.6% for the six months ended June 30, 2012 to 33.0% for the six months ended June 30, 2013. Gross profit margin benefited from a more favorable product and customer mix, manufacturing cost reductions, component cost reductions, and decreased warranty related costs. During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.
Research and Development Expenses

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$9,660	20.2%	$8,908	17.6%	$(752)	(7.8)%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$18,857	18.4%	$17,621	18.5%	$(1,236)	(6.6)%
Research and development expenses decreased $0.8 million to $8.9 million for the three months ended June 30, 2013 compared to $9.7 million for the three months ended June 30, 2012. The decrease was primarily due to a $0.5 million decrease in project materials and tooling expenses, and a $0.2 million decrease in stock compensation expense. The decrease in project materials and tooling expenses is due to the scheduling and timing of new product development. The decrease in stock compensation expense is due to an overall decline in value of the unvested options and awards pool, driven by lower share price on grant date and increased use of options versus unvested stock awards.
Research and development expenses decreased $1.2 million to $17.6 million for the six months ended June 30, 2013 compared to $18.9 million for the six months ended June 30, 2012. The decrease was primarily due to salaries and other costs incurred related to a software contract of $0.4 million during 2013 and are therefore classified as costs of sales. During 2012, these salaries and other costs were recorded as research and development expenses. Additionally, there was a $0.3 million decrease in stock compensation expense and a $0.6 million decrease in project materials and tooling expenses. The decrease in stock compensation expense is due to an overall decline in value of the unvested options and awards pool, driven by lower share price on grant date and increased use of options versus unvested stock awards. The decrease in project materials and tooling expenses resulted from the scheduling and timing of new product development.
We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.
Sales and Marketing Expenses

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,380	7.1%	$3,187	6.3%	$(193)	(5.7)%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$6,857	6.7%	$6,295	6.6%	$(562)	(8.2)%
Sales and marketing expense decreased approximately $0.2 million to $3.2 million for the three months ended June 30, 2013 compared to $3.4 million for the three months ended June 30, 2012. This decrease was primarily due to a decrease in evaluation unit expenses of $0.1 million, and a decrease in meeting expenses of $0.1 million.
Sales and marketing expense decreased approximately $0.6 million to $6.3 million for the six months ended June 30, 2013 compared to $6.9 million for the six months ended June 30, 2012. This decrease was primarily due to a decrease in bank credit card charges of $0.2 million associated with sales to a customer, a decrease in salaries and payroll related expenses of $0.2 million, and a decrease in evaluation unit expenses of $0.2 million. The decrease in salaries and payroll related expenses is due to a decrease in sales commissions from lower sales levels during the period. The decrease in evaluation unit expenses is due to additional expense in 2012 caused by the introduction of a new product.
General and Administrative Expenses

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$2,166	4.5%	$2,767	5.5%	$601	27.7%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$5,000	4.9%	$5,904	6.2%	$904	18.1%
General and administrative expenses increased approximately $0.6 million to $2.8 million for the three months ended June 30, 2013 compared to $2.2 million for the three months ended June 30, 2012. The increase was primarily due to a $0.3 million increase in salaries and payroll related expenses, caused by an increase in performance-based bonus expense as compared to the second quarter of 2012, as well as the hiring of key administrative personnel. Various other expenses increased from quarter to quarter, including a $0.1 million increase each in expenses related to investor outreach, credit card processing charges and unrealized currency gain/loss.
General and administrative expenses increased approximately $0.9 million to $5.9 million for the six months ended June 30, 2013 compared to $5.0 million for the six months ended June 30, 2012. The increase was primarily due to a $0.6 million increase in salaries and payroll related expenses, caused by an increase in performance-based bonus expense as compared to the first two quarters of 2012, as well as the hiring of key administrative personnel. Additionally, credit card processing charges increased $0.2 million, and investor relations expenses and unrealized currency gain/loss increased $0.1 million each.
Other Income (Expense), net
Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.
Income Taxes
We recorded income tax expense of $0.4 million and $0.3 million for the three and six months ended June 30, 2012, respectively, as compared to minimal expense and $0.1 million for the three and six months ended June 30, 2013, respectively. Our 2013 provision primarily includes estimated liabilities relating to tax expense in certain states and foreign jurisdictions in which we operate, offset partially by the release of a liability related to the statute of limitations expiring on certain tax positions involving our foreign subsidiaries. The decrease from prior year is due to a non-recurring charge recorded during the second quarter of 2012 related to certain tax positions involving our foreign subsidiaries.
Loss From Discontinued Operations

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(2,103)	(4.4)%	$(12)	—%	$2,091	99.4%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(4,131)	(4.0)%	$(433)	(0.5)%	$3,698	(89.5)%
Loss from discontinued operations decreased $2.1 million from the three months ended June 30, 2012 as compared to the three months ended June 30, 2013. Loss from discontinued operations decreased $3.7 million to $0.4 million for the six months ended June 30, 2013 compared to $4.1 million for the six months ended June 30, 2012. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our discontinued operations.
Liquidity and Capital Resources
The primary drivers affecting cash and liquidity are net income (loss), working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if we grant them extended payment terms. Our accounts payable also increase or decrease in connection with changes in volumes as well as our cash conservation strategies.
As of June 30, 2013, we had $40.4 million of cash and cash equivalents and $36.6 million of working capital compared to $40.3 million of cash and cash equivalents and $34.3 million of working capital as of December 31, 2012. The changes in cash and cash equivalents are further described below.
Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of June 30, 2013, $3.1 million of the $40.4 million of cash and cash equivalents was held by our foreign subsidiaries.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2013 was $3.0 million compared to net cash used in operating activities of $4.1 million for the six months ended June 30, 2012. The operating activities that affected cash consisted primarily of net income, which totaled $1.1 million for the six months ended June 30, 2013 compared to a net loss of $6.9 million for the six months ended June 30, 2012. The decrease in our net loss for the six months ended June 30, 2013 was primarily attributable to our exit from our AssuredUVS business, including the closing of our Israel Technology Center during 2012, combined with an increase in sales and improved margins due to changes in product mix.
The adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30, 2013 for items that did not affect cash consisted of depreciation of $1.5 million and stock-based compensation expense of $1.4 million.
Cash flows from operations reflects the positive impact of $2.1 million related to an increase in accounts payable at June 30, 2013, due to an increase in inventory purchases driven by increased sales, which is also reflected in our days payable outstanding which increased from 62 days at the end of the fourth quarter of 2012 to 66 days at the end of the second quarter of 2013. Deferred revenue had a $1.1 million positive impact to cash from operations due to an increase in prepaid maintenance agreements sold through our Channel partners, and the deferral of revenue for a certain software contract, to be recognized over the contract term. The decrease in inventory had a $0.8 million positive impact on operating cash flows. The decrease in inventory was due to increased sales during the second quarter of 2013 as compared to the fourth quarter of 2012.
Cash flows from operations reflect a negative impact of $4.1 million related to an increase in accounts receivable, which was primarily due to an increase in sales in the second quarter of 2013 as compared to the fourth quarter of 2012. The change in accrued compensation and other expenses negatively impacted the cash from operations by $0.8 million due to payments on a settlement with a material customer related to failed power supply units.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2013 was $2.3 million compared to $1.4 million for the six months ended June 30, 2012. Cash used in investing activities for the six months ended June 30, 2013 was due to purchases of test and other equipment used at our contract manufacturing partners in the production of our products. Additionally, our accounting and operating system was upgraded, and equipment was purchased and laboratory space improvements were made at our Longmont, Colorado facilities during the six months ended June 30, 2013.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2013 was approximately $0.5 million compared to $0.2 million of cash used in financing activities for the six months ended June 30, 2012. Cash used in financing activities for the six months ended June 30, 2013 was primarily due to a net pay down of our borrowings on our credit facility of $0.7 million, in addition to the sale of stock to employees under our employee stock plans of approximately $0.4 million, partially offset by tax liability payments of $0.2 million made by Dot Hill associated with employee equity awards.
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
Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. Estimated liabilities for product warranties are included in accrued expenses.
The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn, our major contract manufacturing partner, were to shorten our payment terms with them, or if HP were to lengthen their payment terms with us, our financial condition could be negatively impacted.
We maintain a credit facility with Silicon Valley Bank for cash advances of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 70 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the prime rate, which was 4% as of June 30, 2013 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement, of $50 million , increasing by 50% of net income, 50% of issuances of equity and 50% of the principal amount of any subordinated debt. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015. As of June 30, 2013, there was $2.1 million outstanding under the Silicon Valley Bank line of credit. There was $21.0 million available for borrowing under the agreement as of June 30, 2013. We are currently in compliance with all covenant requirements.
At June 30, 2013, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
At June 30, 2013, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
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
Recent Accounting Pronouncements
Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our June 30, 2013 financial statements.
We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of June 30, 2013, there was $2.1 million outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the six months June 30, 2013 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Additionally, if we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income could be required to be reclassified into earnings. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.4 million in foreign currency transaction losses during the six months ended June 30, 2013. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $1.3 million.
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
Our business is highly dependent on a limited number of customers. For example, sales to HP and Tektronix accounted for 68% and 10%, respectively, of our net revenue for the year ended December 31, 2012 and 57% and 16% of our net revenue for the six months ended June 30, 2013, respectively. We expect HP will represent much greater than 10% and Tektronix will represent at least 10% of our net revenue for the year ending December 31, 2013. If our relationships with HP, Tektronix or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix or our other customers will expand or not otherwise be disrupted.
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
In January 2010, we acquired Cloverleaf Communications, Inc., a privately held software company based primarily in Israel. In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. The closure of our Israel Technology Development Center is now recorded in discontinued operations since we have ceased all ongoing operational activities as of September 30, 2012.
Our inability to grow and manage our indirect sales channel may significantly impact our ability to increase net revenue, gross margin and operating income.
We have recently expanded our indirect sales model to access end-user markets primarily through our distributors and VARs and are investing significant monetary and human resources in order to grow this indirect sales channel. If we cannot successfully identify, manage, develop, and generate sufficient net revenue through our indirect sales channel, our business could be harmed. In addition, even if we are able to grow our indirect sales channel, managing the interaction of our OEMs’, distributors’ and VARs’ efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each channel method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margin and our profitability.
Turmoil in the global economy, credit markets and the financial services industry may negatively impact our net revenue, access to capital, our customers’ access to capital and ability to pay for their purchases in a timely manner, and our suppliers’ access to capital and ability to provide us with goods and timely delivery, or willingness to provide credit terms to us.
The global economic condition could continue to affect the demand for our products and negatively impact our net revenue and operating profit. We are unable to predict changes in general macroeconomic conditions and when, or if, global IT spending rates will be affected and to what degree they will be impacted. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our net revenue, operating results and financial condition may be adversely affected. In addition, the global economic condition could also adversely impact our customers’, and/or their customers’, ability to finance the purchase of storage systems from us, or our suppliers’ ability to provide us with product, any of which may negatively impact our business, financial condition and results of operations.
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
Furthermore, we are contractually obligated to purchase excess and obsolete material and finished goods from our contract manufacturer if not consumed within 90 days of our contract manufacturer’s purchase, which could have a material adverse effect on our financial results.
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
In the past, we have taken and may have to take further measures to reduce expenses if net revenue or gross margins decline and we experience greater operating losses. A number of factors could preclude us from successfully bringing variable costs and expenses in line with our net revenue, such as the fact that our variable expense levels are based in part on our expectations as to future sales. This limits our ability to reduce expenses quickly in response to any shortfalls in net revenue or gross margin. Consequently, if net revenue does not generate enough gross margin to cover operating expenses, our operating results may be negatively affected.
The market for storage products is intensely competitive and subject to substantial pricing pressure that may harm our net revenue, gross margin and operating results.
The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Infortrend, Promise Technology, Inc., or Promise, NEC and NetApp. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products.
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
Pricing pressures could also result when we cannot pass increased material costs to our customers. For example, a significant increase in fuel prices could result in higher steel and freight costs which we may not be able to pass onto our customers.
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
In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Such forecasts have not historically demonstrated a high degree of accuracy. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs due to expected orders that fail to materialize.
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

Our customers may have very aggressive product launch and ramp schedules and our efforts to accommodate these schedules may divert our management’s attention, cause component shortages and force us to allocate products across many customers, all of which could harm our customer relationships.
Our efforts to accommodate our customers’ aggressive launch and ramp schedules can divert management’s attention from the rest of our business and force us to allocate product volumes across many customers due to component shortages, all of which could harm our relationships with customers. In addition, we could incur overtime, expedite charges, and other charges such as shipping products by air as opposed to by ocean, as a result of efforts to meet such schedules. Any of these factors could result in lower net revenue and gross margin as well as increased operating expenses which could have an impact on our business, financial condition and results of operations.
Manufacturing and supplier disruptions could harm our business.
We primarily rely on Foxconn to manufacture our products. If our agreement with Foxconn is terminated, or if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. If our agreement with Foxconn terminates, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our customers and is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.
Due to our use of third-party manufacturers, our ability to control the timing of shipments could decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could also impact cash flow or result in a decline in our stock price. To the extent we establish a relationship with an alternative manufacturer for our products, we may be able to partially mitigate potential disruptions to our business. We may also suffer manufacturing disruptions as we ramp up manufacturing processes for newly introduced products, or if our contract manufacturer experiences other disruptions in the manufacturing process, such as may be caused by the move of manufacturing facilities from Longhua, China, to Tianjin, China, which could result in delays in delivery of these products to our customers and adversely affect our results of operations. We also generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we reserve for estimated warranty costs in the period the net revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, or that we have estimated these costs correctly, which could have a material adverse effect on our business, financial condition and results of operations.
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
We expect that providers of storage products will increasingly be subject to infringement claims as the number of products and competitors increase. We receive, from time to time, letters from third parties suggesting that we may require a license from such third parties to manufacture or sell our products. We evaluate all such communications to assess whether to seek a license from the patent owner. We may be required to purchase licenses that could have a material impact on our business, or we may not be able to obtain the necessary license from a third party on commercially reasonable terms, or at all.

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
We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS). We design our products to ensure that they comply with these requirements as well as related requirements imposed by our customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could be subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and be required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced net revenue, increased obsolete or excess inventories and harm to our business and customer relationships. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

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
Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.
Some of our products are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used to manufacture our products and human health and safety and regulating the use of certain chemical substances and disclosure of the use of certain “conflict minerals.” We endeavor to comply with these environmental and other laws, yet compliance with such laws could increase our product design, development, procurement, manufacturing and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, damage our reputation if we are required to disclose the use of certain "conflict minerals," or otherwise impact future financial results of our business. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products into one or more states or countries and result in a material adverse effect on our financial condition or results of operations.
Due to the global nature of our business, risks inherent in our international operations could have a material adverse effect on our business.
Although a substantial portion of our business is located and conducted in the United States, a portion of our operations are located outside of the United States. A substantial portion of our products are manufactured outside of the United States, and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.
We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenues. A decrease in the value of the U.S. dollar relative to foreign currencies could increase operating expenses in foreign markets. Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the United States. Therefore, since a substantial portion of our sales are from countries outside the United States, fluctuations in currency exchange rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could adversely impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the United States.
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
In the course of our sales efforts, we may enter into multiple element arrangements that include software and hardware related elements and maintenance. If we are required to change the pricing of our software-related elements through discounting, or otherwise introduce variability in the pricing of such elements, we may be unable to establish or maintain Vendor Specific Objective Evidence of fair value of the undelivered elements of the arrangement, and would therefore be required to delay the recognition of all or a portion of the arrangement. A delay in the recognition of revenues may cause fluctuations in our financial results and may adversely affect our operating margins. To date, these types of transactions have not been significant, but may become more significant in the future as we expand our product offerings.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
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

Date: August 8, 2013

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 8, 2013

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)