Form 10-Q
period 2013-09-30
DOT HILL SYSTEMS CORP
filed 2013-11-08
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

The registrant had 58,999,296 shares of common stock, $0.001 par value, outstanding as of October 31, 2013.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended September 30, 2013
INDEX

Part I. Financial Information		3
Item 1.	Financial Statements	3
	Unaudited condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013	3
	Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2013	4
	Unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013	5
	Notes to unaudited condensed consolidated financial statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
Part II. Other Information		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

Signatures		41
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Part I. Financial Information
Item 1. Financial Statements
DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2013
(In thousands, except par value data)

	December 31, 2012	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$40,315	$40,357
Accounts receivable, net	25,025	30,110
Inventories	5,037	6,426
Prepaid expenses and other assets	5,810	6,816
Total current assets	76,187	83,709
Property and equipment, net	7,147	7,792
Other assets	603	533
Total assets	$83,937	$92,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,659	$27,159
Accrued compensation	4,863	5,256
Accrued expenses	8,690	7,677
Deferred revenue	2,889	4,216
Credit facility borrowings	2,800	—
Total current liabilities	41,901	44,308
Other long-term liabilities	3,261	3,382
Total liabilities	45,162	47,690
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2012 and September 30, 2013	—	—
Common stock, $.001 par value, 100,000 shares authorized, 58,265 and 58,978 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	58	59
Additional paid-in capital	326,575	329,076
Accumulated other comprehensive loss	(3,533)	(3,318)
Accumulated deficit	(284,325)	(281,473)
Total stockholders’ equity	38,775	44,344
Total liabilities and stockholders’ equity	$83,937	$92,034
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
NET REVENUE	$48,223	$52,603	$150,529	$147,766
COST OF GOODS SOLD	35,955	35,730	110,035	99,446
GROSS PROFIT	12,268	16,873	40,494	48,320
OPERATING EXPENSES:
Research and development	9,368	8,972	28,226	26,593
Sales and marketing	3,558	3,512	10,415	9,807
General and administrative	1,918	2,512	6,918	8,416
Total operating expenses	14,844	14,996	45,559	44,816
OPERATING INCOME (LOSS)	(2,576)	1,877	(5,065)	3,504
OTHER INCOME:
Interest income (expense), net	(4)	(1)	(4)	(16)
Other income (expense), net	(1)	(1)	12	(1)
Total other income (expense), net	(5)	(2)	8	(17)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,581)	1,875	(5,057)	3,487
INCOME TAX EXPENSE	153	100	462	183
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,734)	1,775	(5,519)	3,304
LOSS FROM DISCONTINUED OPERATIONS	(280)	(18)	(4,411)	(452)
NET INCOME (LOSS)	$(3,014)	$1,757	$(9,930)	$2,852
NET EARNINGS (LOSS) PER SHARE:
Continuing operations:
Basic and diluted income (loss) per share	$(0.05)	$0.03	$(0.10)	$0.06
Discontinued operations:
Basic and diluted loss per share	$—	$—	$(0.08)	$(0.01)
Net income (loss):
Basic and diluted income (loss) per share*	(0.05)	0.03	(0.17)	0.05
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	57,327	58,736	56,768	58,376
Diluted	57,327	60,062	56,768	58,879
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(3,014)	$1,757	$(9,930)	$2,852
Foreign currency translation adjustment	(49)	11	(10)	215
Comprehensive income (loss)	$(3,063)	$1,768	$(9,940)	$3,067
* Per share data may not always add to the total for the period because each figure is independently calculated.
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013
(In thousands)

	Nine Months Ended
	September 30,
	2012	2013
Cash Flows From Operating Activities:
Net income (loss)	$(9,930)	$2,852
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,828	2,315
Stock-based compensation expense	2,973	1,917
Provision for bad debt expense	12	3
Write-off of intangible assets	1,647	—
Write-off of property and equipment	312	—
Changes in operating assets and liabilities:
Accounts receivable	3,352	(5,161)
Inventories	(156)	(1,397)
Prepaid expenses and other assets	1,067	(991)
Accounts payable	(4,748)	4,705
Accrued compensation and other expenses	(3,428)	(358)
Deferred revenue	380	1,342
Other long-term liabilities	1,019	151
Net cash provided by (used in) operating activities	(4,672)	5,378
Cash Flows From Investing Activities:
Purchases of property and equipment	(2,914)	(3,096)
Net cash used in investing activities	(2,914)	(3,096)
Cash Flows From Financing Activities:
Principal payment of note payable	(71)	—
Payments on bank borrowings	—	(7,700)
Proceeds from bank borrowings	1,800	4,900
Shares withheld for tax purposes	(543)	(222)
Proceeds from sale of stock to employees	754	808
Net cash provided by (used in) financing activities	1,940	(2,214)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	(26)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,626)	42
Cash and Cash Equivalents, beginning of period	46,168	40,315
Cash and Cash Equivalents, end of period	$40,542	$40,357
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment acquired but not yet paid	$507	$340
Stock payment for employee bonus plan	$1,005	$—
Supplemental Cash Flow Data:
Cash paid for income taxes	$84	$75
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2013.
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
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that is integrated with our OEM customers' industry standard hardware, and is essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
Software
In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative fair value method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all elements related to our products is available. We have established VSOE for the fair value of our software licenses and support services as measured by the prices paid by our customers when the licenses and services are sold separately on a standalone basis.
Specific long-term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support (PCS) for which we have not established VSOE of fair value of any of the elements. Under specific guidance for recognizing software revenue, we defer all revenue related to each deliverable until the only undelivered element is PCS. We then begin recognizing revenue ratably over the PCS period.

         We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred costs are then recognized ratably over the contractual PCS support periods as a component of Costs of Goods Sold.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology in 2011 to the contract. The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012.
This resulted in an overstatement of $2.8 million of revenue and $1.9 million of costs in 2011. This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and research and development costs of $4.2 million and $3.1 million, respectively. Once all elements except PCS were delivered, the related deferred direct and incremental costs began to be recognized ratably over the contractual PCS support period, as a component of Costs of Goods Sold. This resulted in an understatement of $0 million and $2.2 million of revenue and $0.3 million and $2.2 million of the costs for the three and nine months ended September 30, 2012, respectively.
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
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered elements that relate to the hardware product’s essential software, and undelivered non-software services (all non-software related elements), we allocate the transaction price to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating the transaction price to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value generally exists only when we sell the deliverable separately and represents the actual price charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of each of the deliverables would be if they were sold regularly on a standalone basis.
For multi-element arrangements that include both software and non-software related elements, we allocate and recognize a portion of the transaction price as revenue related to software deliverables based on the VSOE of fair value of the software related elements. We allocate and recognize the remainder of the transaction price to the non-software related elements based on their relative selling prices, using the hierarchy for determining the selling price outlined above. In circumstances when VSOE of fair value of undelivered software related elements is not available, the entire transaction price is deferred and recognized in accordance with the guidance outlined under the software heading above.
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
Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
HP	68%	58%	67%	56%
Tektronix	4%	13%	10%	15%
Other customers less than 10%	28%	29%	23%	29%
Total	100%	100%	100%	100%
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
Cash and Cash Equivalents
We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. As of December 31, 2012 and September 30, 2013, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
As of September 30, 2013, $2.9 million of the $40.4 million of cash and cash equivalents was held by our foreign subsidiaries.

Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs.
Balance sheet details are as follows, (in thousands):

	September 30, 2012	September 30, 2013
Balance, beginning of the year	$203	$240
Additions to allowance	12	4
Write-offs	—	(212)
Recoveries	—	(1)
Balance, quarter ended	$215	$31
Long-lived Asset Impairment
We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges for the period ended September 30, 2013.
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
In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). This update provides that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss or tax credit carryforward. To the extent that a net operating loss or tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This update is effective for the interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The Company elected to early adopt this update during the Company's interim period ending September 30, 2013. The adoption of this update has not had any impact on the Company's financial statements, since we were previously recording unrecognized tax benefits as a reduction of deferred tax assets to the extent available.

2. Earnings Per Share
Basic earnings per share, for both continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share, for both continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and nine months ended September 30, 2012 because we incurred net losses in the periods and the effect of inclusion would have been anti-dilutive.

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three and nine months ended September 30, 2012 and 2013 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Income (loss) from continuing operations	$(2,734)	$1,775	$(5,519)	$3,304
Basic weighted-average common shares outstanding	57,327	58,736	56,768	58,376
Assumed exercise of dilutive stock options, warrants and restricted stock	—	1,326	—	503
Diluted weighted-average common shares outstanding	57,327	60,062	56,768	58,879
Income (loss) from continuing operations:
Basic earnings (loss) per share	$(0.05)	$0.03	$(0.10)	$0.06
Diluted earnings (loss) per share	$(0.05)	$0.03	$(0.10)	$0.06
Outstanding equity awards not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2013		2012		2013
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	10,724,690	$0.47 - $16.36	4,457,057	$1.74 - $16.36	10,724,690	$0.47 - $16.36	9,167,615	$1.26 - $16.36
Unvested stock awards	884,391	$—	112,977	—	884,391	$—	279,415	$—
Warrants	1,602,489	$2.40	—	—	1,602,489	$2.40	1,602,489	$2.40

Shares issued
Common stock activity during the period is as follows (in thousands).

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2013
Shares issued:
Options exercised	27	50
Restricted stock awards granted	844	30
Shares purchased under stock plan	675	809
Share decreases:
Shares repurchased for tax purposes	431	151
Restricted stock awards canceled	447	25

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
The following is a summary of the components of loss from discontinued operations for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Net revenue	$26	$18	$232	$40
Cost of goods sold	70	—	2,373	142
Gross loss	(44)	18	(2,141)	(102)
Operating expenses:
Research and development	(20)	—	741	—
Sales and marketing	—	—	56	—
General and administrative	204	36	700	350
Restructuring charge	53	—	772	—
Total operating expenses	237	36	2,269	350
Operating loss	(281)	(18)	(4,410)	(452)
Other expense, net	1	—	(1)	—
Loss from discontinued operations	$(280)	$(18)	$(4,411)	$(452)
The activity in 2013 is limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer.

4. Inventories
The components of inventories consist of the following (in thousands):

	December 31, 2012	September 30, 2013
Purchased parts and materials	$3,051	$3,528
Finished goods	1,986	2,898
Total inventory	$5,037	$6,426
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
5. Intangible Assets
Identifiable intangible assets are as follows (in thousands), as of December 31, 2012 and September 30, 2013:

	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,256)	$—
Total intangible assets		$4,256	$(4,256)	$—
Amortization expense related to intangible assets totaled $0.2 million and $1.0 million for the three and nine months ended September 30, 2012, respectively, including $0.0 million and $0.2 million, respectively, included in discontinued operations. There was no amortization expense related to intangible assets during the three and nine months ended September 30, 2013.
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
Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Balance, beginning of period	$4,779	$2,683	$6,871	$4,455
Charges to operations	1,274	320	1,691	1,025
Deductions for payments made	(969)	(142)	(3,478)	(1,308)
Changes in estimates	—	(5)	—	(1,316)
Balance, end of period	$5,084	$2,856	$5,084	$2,856
During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.

7. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 70 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of September 30, 2013 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement.As of September 30, 2013, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015. As of September 30, 2013, the Company had no borrowings outstanding under the Silicon Valley Bank line of credit. There was $24.1 million available for borrowing under the agreement as of September 30, 2013. We are currently in compliance with all covenant requirements.
8. Fair Value Measurements
The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,315	$40,315	$—	$—	$—

		Fair Value Measurements Using
Description	September 30, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,357	$40,357	$—	$—	$—

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, and credit facility borrowings. The following disclosure relates to financial instruments for which the ending balances at December 31, 2012, which are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheet. This table presents the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents at December 31, 2012 (in thousands).

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,800	$—	$2,800	$—	$—
The Company had no outstanding borrowings on the credit facility as of September 30, 2013.
The fair value of the Company's debt was estimated using a market approach based on the amount at the measurement date that the Company would receive to enter into the identical liability, since quoted prices for the Company's debt instrument are not available.
9. Commitments and Contingencies
We are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Management believes that the outcome of such litigation and claims would not have a material effect on our financial statements. Historically, the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.
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
Geographic Revenues
Net revenue is recorded in the geographic area in which the sale originated. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Net revenue:
United States	$47,737	$51,717	$149,169	$146,400
Europe, Middle East and Africa	3	—	12	2
Asia	483	886	1,348	1,364
Total net revenue	$48,223	$52,603	$150,529	$147,766
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
Typical customers for our storage systems products, which include our AssuredSANTM line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSANTM architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSANTM 2000 and 3000 series of entry-level storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSANTM products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability. In February 2010, we launched the latest AssuredSANTM 4004 models of storage arrays that provide high speed interface options including 8 and 16 gigabit, or Gb, Fibre Channel, 1Gb and 10Gb iSCSI over Ethernet and 12Gb SAS connectivity.
On August 22, 2012, we introduced AssuredSANTM Pro 5000 Series with RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStorTM, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit, while storing less frequently accessed data on slower, but much less expensive hard disk drives. On the same day, we also introduced our AssuredSANTM 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same hardware architecture as the Pro 5000 Series. Our Series 2000 and 3000 products are characterized by International Data Corporation (IDC) as Band 2 and Band 3 products. With the announcement of our Series 4000 and 5000 products, we now have products characterized within IDC Price Bands 4 and 5, which increases our total available market, as measured by end-user sales price, from $4.0 billion to $10.6 billion.
Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the customer. Our ability to achieve and maintain profitability will depend on, among other things, the level and mix of orders we receive from such customers, the amounts we spend on marketing support, the amounts we spend for inventory support and incremental internal investment, our ability to reduce product cost, our product lead time, our ability to meet delivery schedules required by our customers and the economic environment.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' server-based OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSANTM products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Motorola, Inc., Tektronix, Samsung Electronics, Concurrent Computer Corporation, Autodesk Inc., Harris Broadcast Communications, Teradata Corporation, CGG and Nokia Siemens Network, among others. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. HP launched the third generation product line based on our technology, called the MSA P2000, in February 2010. Sales to HP continued to increase with faster host interfaces across the HP P2000 product line. In May 2013, HP announced its fourth generation product based on our technology called the MSA 2040 which is now available to the HP customer base. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 58% and 56% of our total net revenue for the three and nine months ended September 30, 2013, respectively. The agreement with HP does not contain any minimum purchase commitments; however, we expect sales to HP to continue to represent a substantial percentage of our total net revenue in 2013. If our relationship with HP were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot gaurantee that our relationship with HP will expand or not otherwise be disrupted. We expect to generate additional revenue from our indirect channel as well as new and potential new OEM customers.
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

For these and other reasons, our net revenue and results of operations for the three and nine months ended September 30, 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should any of our current manufacturing partners, such as Foxconn Technology Group, or parts supplier not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely affected. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. The majority of our products sold in 2012 and to date in 2013 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products throughout 2013.

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
Critical Accounting Policies and Estimates
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Except as noted below, management believes that there have been no significant changes during the three and nine months ended September 30, 2013, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Revenue Recognition
We derive our revenue from sales of our hardware products, software and services.
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that is integrated with our OEM customers' industry standard hardware, and is essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
Software
In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative fair value method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all elements related to our products is available. We have established VSOE for the fair value of our software licenses and support services as measured by the prices paid by our customers when the licenses and services are sold separately on a standalone basis.
Specific long-term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support (PCS) for which we have not established VSOE of fair value of any of the elements. Under specific guidance for recognizing software revenue, we defer all revenue related to each deliverable until the only undelivered element is PCS. We then begin recognizing revenue ratably over the PCS period.
We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred costs are then recognized ratably over the contractual PCS support periods as a component of Costs of Goods Sold.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology in 2011 to the contract. The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012.
This resulted in an overstatement of $2.8 million of revenue and $1.9 million of costs in 2011. This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and research and development costs of $4.2 million and $3.1 million, respectively. Once all elements except PCS were delivered, the related deferred direct and incremental costs began to be recognized ratably over the contractual PCS support period, as a component of Costs of Goods Sold. This resulted in an understatement of $0 million and $2.2 million of revenue and $0.3 million and $2.2 million of the costs for the three and nine months ended September 30, 2012, respectively.
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
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered elements that relate to the hardware product’s essential software, and undelivered non-software services (all non-software related elements), we allocate the transaction price to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating the transaction price to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value generally exists only when we sell the deliverable separately and represents the actual price charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of each of the deliverables would be if they were sold regularly on a standalone basis.
For multi-element arrangements that include both software and non-software related elements, we allocate and recognize a portion of the transaction price as revenue related to software deliverables based on the VSOE of fair value of the software related elements. We allocate and recognize the remainder of the transaction price to the non-software related elements based on their relative selling prices, using the hierarchy for determining the selling price outlined above. In circumstances when VSOE of fair value of undelivered software related elements is not available, the entire transaction price is deferred and recognized in accordance with the guidance outlined under the software heading above.

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
Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	74.6	67.9	73.1	67.3
GROSS PROFIT	25.4	32.1	26.9	32.7
OPERATING EXPENSES:
Research and development	19.4	17.1	18.8	18.0
Sales and marketing	7.4	6.7	6.9	6.6
General and administrative	4.0	4.8	4.5	5.7
Total operating expenses	30.8	28.6	30.2	30.3
OPERATING INCOME (LOSS)	(5.4)	3.5	(3.3)	2.4
Other income (expense), net	—	—	—	—
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(5.4)	3.5	(3.3)	2.4
INCOME TAX EXPENSE	0.3	0.2	0.3	0.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5.7)	3.3	(3.6)	2.3
LOSS FROM DISCONTINUED OPERATIONS	(0.6)	—	(2.9)	(0.3)
NET INCOME (LOSS)	(6.3)%	3.3%	(6.5)%	2.0%

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2013
Net Revenue

	Three Months Ended September 30,		Increase	% Change
	2012	2013
	(in thousands, except percentages)
Net Revenue	$48,223	$52,603	$4,380	9.1%

	Nine Months Ended September 30,		Decrease	% Change
	2012	2013
	(in thousands, except percentages)
Net Revenue	$150,529	$147,766	$(2,763)	(1.8)%
Net revenue increased approximately $4.4 million from $48.2 million for the three months ended September 30, 2012 to $52.6 million for the three months ended September 30, 2013. The increase in net revenue was primarily due to an increase in sales to Tektronix of $4.9 million, from $1.7 million for the three months ended September 30, 2012 to $6.6 million for the three months ended September 30, 2013, along with an increase of $1.8 million in sales to various other OEM and channel customers. The increase in net revenue was partially offset by a $2.4 million decrease in revenue from HP from $32.9 million for the three months ended September 30, 2012 to $30.5 million for the three months ended September 30, 2013.

Net revenue decreased approximately $2.8 million from $150.5 million for the nine months ended September 30, 2012 to $147.8 million for the nine months ended September 30, 2013. The decrease in net revenue was primarily due to a $17.1 million decrease in revenue from HP from $100.4 million for the nine months ended September 30, 2012 to $83.3 million for the nine months ended September 30, 2013. The decrease in net revenue from HP was partially offset by a $7.0 million increase in sales from Tektronix, from $15.3 million for the nine months ended September 30, 2012 to $22.3 million for the nine months ended September 30, 2013, along with an increase of $7.1 million in sales to various other OEM and channel customers. We expect sales to HP and Tektronix to continue to represent a substantial portion of our net revenue during 2013. Sales to HP approximated 67% of our net revenue for the nine months ended September 30, 2012 compared to 56% of our net revenue for the nine months ended September 30, 2013. Sales to Tektronix approximated 10% of our net revenue for the nine months ended September 30, 2012 compared to 15% of our net revenue for the nine months ended September 30, 2013.
In May 2013, HP announced its fourth generation product based on our technology called the MSA 2040 which is now available to the HP customer base.
Cost of Goods Sold and Gross Profit

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2013		Increase/(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$35,955	74.6%	$35,730	67.9%	$(225)	(0.6)%
Gross Profit	$12,268	25.4%	$16,873	32.1%	$4,605	37.5%

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Increase/(Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$110,035	73.1%	$99,446	67.3%	$(10,589)	(9.6)%
Gross Profit	$40,494	26.9%	$48,320	32.7%	$7,826	19.3%
Cost of goods sold decreased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of a more favorable product and customer mix, and component cost reductions.
Gross profit margin increased from 25.4% for the three months ended September 30, 2012 to 32.1% for the three months ended September 30, 2013. Gross profit margin benefited from a more favorable product and customer mix, manufacturing cost reductions, and component cost reductions.
Cost of goods sold decreased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of the decrease in sales. In addition, cost of goods sold benefited from a more favorable product and customer mix, manufacturing cost reduction and component cost reductions.
Gross profit margin increased from 26.9% for the nine months ended September 30, 2012 to 32.7% for the nine months ended September 30, 2013. Gross profit margin benefited from a more favorable product and customer mix, manufacturing cost reductions, component cost reductions, and decreased warranty related costs. During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.
Research and Development Expenses

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$9,368	19.4%	$8,972	17.1%	$(396)	(4.2)%

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$28,226	18.8%	$26,593	18.0%	$(1,633)	(5.8)%
Research and development expenses decreased $0.4 million to $9.0 million for the three months ended September 30, 2013 compared to $9.4 million for the three months ended September 30, 2012. The decrease was primarily due to a $0.6 million decrease in project materials and tooling expenses, and a $0.1 million decrease in stock compensation expense. The decrease in project materials and tooling expenses is due to the scheduling and timing of new product development. The decrease in stock compensation expense is due to an overall decline in value of the unvested options and awards pool, driven by a lower share price on grant date and increased use of options versus unvested stock awards. These variances are partially offset by a $0.1 million increase in depreciation expense, a $0.1 million increase in rent costs and a $0.1 million increase in salaries and payroll expenses.
Research and development expenses decreased $1.6 million to $26.6 million for the nine months ended September 30, 2013 compared to $28.2 million for the nine months ended September 30, 2012. The decrease was primarily due to a $1.2 million decrease in project materials and tooling expenses and a $0.4 million decrease in stock compensation expense. The decrease in project materials and tooling expenses resulted from the scheduling and timing of new product development. The decrease in stock compensation expense is due to an overall decline in value of the unvested options and awards pool, driven by lower share price on grant date and increased use of options versus unvested stock awards.
We expect that the timing of our engineering material purchases and headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.
Sales and Marketing Expenses

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$3,558	7.4%	$3,512	6.7%	$(46)	(1.3)%

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$10,415	6.9%	$9,807	6.6%	$(608)	(5.8)%
Sales and marketing expense decreased approximately $0.1 million to $3.5 million for the three months ended September 30, 2013 compared to $3.6 million for the three months ended September 30, 2012. This decrease was primarily due to a decrease of $0.1 million in stock compensation expense. The decrease in stock compensation expense is due to an overall decline in value of the unvested options and awards pool, driven by lower share price on grant date and increased use of options versus unvested stock awards.
Sales and marketing expense decreased approximately $0.6 million to $9.8 million for the nine months ended September 30, 2013 compared to $10.4 million for the nine months ended September 30, 2012. This decrease was primarily due to a decrease in bank credit card charges of $0.3 million associated with sales to a customer, and a decrease in evaluation unit expenses of $0.3 million. The decrease in evaluation unit expenses is due to additional expense in 2012 caused by the introduction of a new product.

General and Administrative Expenses

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$1,918	4.0%	$2,512	4.8%	$594	31.0%

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$6,918	4.5%	$8,416	5.7%	$1,498	21.7%
General and administrative expenses increased approximately $0.6 million to $2.5 million for the three months ended September 30, 2013 compared to $1.9 million for the three months ended September 30, 2012. The increase was due to a $0.2 million increase in salaries and payroll related expenses, caused by an increase in the performance-based bonus expense accrual as compared to the second quarter of 2012, as well as the hiring of key administrative personnel. Additionally, professional fees increased $0.2 million primarily related to tax advisory fees, bank charges increased $0.1 million and realized currency gain/loss increased by $0.1 million.
General and administrative expenses increased approximately $1.5 million to $8.4 million for the nine months ended September 30, 2013 compared to $6.9 million for the nine months ended September 30, 2012. The increase was primarily due to a $0.8 million increase in salaries and payroll related expenses, caused by an increase in the performance-based bonus expense accrual as compared to the first three quarters of 2012, as well as the hiring of key administrative personnel. Additionally, credit card processing charges increased $0.3 million, investor relations expenses increased $0.1 million, franchise tax expenses increased $0.1 million and realized and unrealized currency gain/loss increased by $0.3 million.
Other Income (Expense), net
Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.
Income Taxes
We recorded income tax expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively, as compared to income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. Our 2013 provision primarily includes estimated liabilities relating to tax expense in certain states and foreign jurisdictions in which we operate, offset partially by the release of a liability related to the statute of limitations expiring on certain tax positions involving our foreign subsidiaries. The decrease from prior year is due to a non-recurring charge recorded during the second quarter of 2012 related to certain tax positions involving our foreign subsidiaries.

Loss From Discontinued Operations

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(280)	(0.6)%	$(18)	—%	$262	93.6%

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(4,411)	(2.9)%	$(452)	(0.3)%	$3,959	(89.8)%
Loss from discontinued operations decreased $0.3 million from the three months ended September 30, 2012 as compared to the three months ended September 30, 2013. Loss from discontinued operations decreased $4.0 million to $0.5 million for the nine months ended September 30, 2013 compared to $4.4 million for the nine months ended September 30, 2012. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our discontinued operations.
Liquidity and Capital Resources
The primary drivers affecting cash and liquidity are net income (loss), working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our creditors and suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 45 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We will grant an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. While this could delay collection of our accounts receivable and reduce cash, our net working capital will not be impacted. Our accounts payable also increase or decrease in connection with changes in volumes as well as our cash conservation strategies.
As of September 30, 2013, we had $40.4 million of cash and cash equivalents and $39.4 million of working capital compared to $40.3 million of cash and cash equivalents and $34.3 million of working capital as of December 31, 2012. The changes in cash and cash equivalents are further described below.
Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of September 30, 2013, $2.9 million of the $40.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operation in the U.S., we could be required to accrue and pay taxes to repatriate these funds.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2013 was $5.4 million compared to net cash used in operating activities of $4.7 million for the nine months ended September 30, 2012. The operating activities that affected cash consisted primarily of net income, which totaled $2.9 million for the nine months ended September 30, 2013 compared to a net loss of $9.9 million for the nine months ended September 30, 2012. The decrease in our net loss for the nine months ended September 30, 2013 was primarily attributable to our exit from our AssuredUVS business, including the closing of our Israel Technology Center during 2012, combined with an increase in sales and improved margins due to changes in product mix and component cost reductions.
The adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2013 for items that did not affect cash consisted of depreciation of $2.3 million and stock-based compensation expense of $1.9 million.
Cash flows from operations reflects the positive impact of $4.7 million related to an increase in accounts payable at September 30, 2013, which reflects an increase in inventory purchases driven by increased sales. This is also reflected in our days payable outstanding which increased from 62 days at the end of the fourth quarter of 2012 to 70 days at the end of the third quarter of 2013. Deferred revenue had a $1.3 million positive impact to cash from operations due to an increase in prepaid maintenance agreements sold through our Channel partners, and the deferral of revenue for a certain software contract, to be recognized over the contract term. Other long-term liabilities had a $0.2 million positive impact to cash from operations due to an increase in long-term prepaid maintenance agreements.
Cash flows from operations reflect a negative impact of $5.2 million related to an increase in accounts receivable, which was primarily due to an increase in sales in the third quarter of 2013 as compared to the fourth quarter of 2012. The change in accrued compensation and other expenses negatively impacted the cash from operations by $0.4 million due to payments on a settlement with a material customer related to failed power supply units. The increase in inventory had a $1.4 million negative impact on operation cash flows. The inventory increase in the third quarter of 2013 primarily relates to an increase in sales. The increase in prepaid assets of $1.0 million was the result of certain prepaid annual contracts.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 was $3.1 million compared to $2.9 million for the nine months ended September 30, 2012. Cash used in investing activities for the nine months ended September 30, 2013 was due to purchases of test and other equipment used at our contract manufacturing partners in the production of our products. Additionally, our accounting and operating system was upgraded, and equipment was purchased and laboratory space improvements were made at our Longmont, Colorado facilities during the nine months ended September 30, 2013.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2013 was approximately $2.2 million compared to $1.9 million of cash provided by financing activities for the nine months ended September 30, 2012. Cash used in financing activities for the nine months ended September 30, 2013 was primarily due to a net pay down of our borrowings on our credit facility of $2.8 million and tax liability payments of $0.2 million made by Dot Hill associated with employee equity awards. This was partially offset by the sale of stock to employees under our employee stock plans of approximately $0.8 million.
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
We maintain a credit facility with Silicon Valley Bank for cash advances of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 70 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of September 30, 2013 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of September 30, 2013, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to prime plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015. As of September 30, 2013, the Company had no

borrowings outstanding under the Silicon Valley Bank line of credit. There was $24.1 million available for borrowing under the agreement as of September 30, 2013. We are currently in compliance with all covenant requirements.
At September 30, 2013, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
At September 30, 2013, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
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
Recent Accounting Pronouncements
Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our September 30, 2013 financial statements.
We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of September 30, 2013, there was $0.0 million outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the nine months September 30, 2013 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Additionally, if we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income could be required to be reclassified into earnings.The Company currently anticipates liquidation of its Netherlands operating unit during the fourth quarter or 2013 or the first quarter of 2014. The Netherlands operating unit currently has no active operations. Cumulative translation adjustments related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.3 million in foreign currency transaction losses during the nine months ended September 30, 2013. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates could result in foreign currency losses of approximately $0.4 million.
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

Part II. Other Information

Item 1. Legal Proceedings
We are involved in certain legal actions and claims from time to time arising in the ordinary course of business, the outcome of which could have a material effect on our financial statements. Historically, the outcome of such litigation and claims has not had a material adverse effect on our financial condition or results of operations.
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
Our business is highly dependent on a limited number of customers. For example, sales to HP and Tektronix accounted for 68% and 10%, respectively, of our net revenue for the year ended December 31, 2012 and 56% and 15% of our net revenue for the nine months ended September 30, 2013, respectively. We expect HP will represent much greater than 10% and Tektronix will represent at least 10% of our net revenue for the year ending December 31, 2013. If our relationships with HP, Tektronix or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix or our other customers will expand or not otherwise be disrupted.
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

The global economic condition could affect the demand for our products and negatively impact our net revenue and operating profit. We are unable to predict changes in general macroeconomic conditions and when, or if, global IT spending rates will be affected and to what degree they will be impacted. Furthermore, even if IT spending rates increase, we cannot be certain that the market for external storage solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our net revenue, operating results and financial condition may be adversely affected. In addition, the global economic condition could also adversely impact our customers’, and/or their customers’, ability to finance the purchase of storage systems from us, or our suppliers’ ability to provide us with product, any of which may negatively impact our business, financial condition and results of operations.
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
Our third-party manufacturers rely on other third parties to supply key components of our storage products. Some of these components are available only from one or limited sources in the quantities and quality we require. Should any of the component suppliers cease to operate due to current economic conditions or otherwise, we would have to qualify and locate alternative suppliers. We estimate that replacing key components we currently use in our products with those of another supplier could involve several months of hardware and software modification, which could significantly harm our ability to meet customers’ orders for our products, damage customer relationships and result in a loss of sales.

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
Our contracts with customers do not include minimum purchase requirements and are not exclusive, and we cannot assure you that our relationship with these customers will not be terminated or will generate significant sales.
None of our contracts with existing customers, including HP, contain minimum purchase commitments and while our contracts typically contain a specified term, our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing or volume of purchases by our major customers could result in lower net revenue. For example, we cannot be certain that our sales to any of our customers will continue at historical levels or will reach expected levels. In addition, our existing contracts do not require our customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our customers may sell the products of our competitors. The decision by any of our customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenue to decline substantially, and our business, financial condition and results of operations could be significantly harmed.
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
In addition, there are occasions when some of our component suppliers make obsolete certain components that we incorporate into our products. In these situations we may be required to purchase such components on a “last time buy” basis, based on our forecasts of customer demand. If we incorrectly forecast customer demand or if our customers over- or under-

forecast demand, we may have an inadequate supply of products, or we may have excess inventory which may have to be sold in the open market at a substantial discount, if at all possible, either of which may harm our business, financial position and operating results.
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
We cannot assure that we will be able to successfully incorporate these factors into our products and compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to cost effectively develop and market products to compete with the products of competitors, our business will be materially and adversely affected. In addition, if major customers who are also competitors cease purchasing our products in order to concentrate on sales of their own products, our business will be harmed.
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

Our efforts to accommodate our customers’ aggressive launch and ramp schedules can divert management’s attention from the rest of our business and force us to allocate product volumes across many customers due to component shortages, all of which could harm our relationships with customers. In addition, we could incur overtime, expedite charges, and other charges such as shipping products by air as opposed to by ocean, as a result of efforts to meet such schedules. Any of these factors could result in lower net revenue and gross margin as well as increased operating expenses which could have a negative impact on our business, financial condition and results of operations.
Manufacturing and supplier disruptions could harm our business.
We primarily rely on Foxconn to manufacture our products. If our agreement with Foxconn is terminated, or if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third-party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. If our agreement with Foxconn terminates, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our customers and is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.
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
We rely primarily on patents, copyrights, trademarks, trade secrets, nondisclosure agreements and common law to protect our intellectual property. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Our efforts to protect our intellectual property from third-party discovery and infringement may be insufficient and third parties may independently develop technologies similar to ours, duplicate our products or design around our patents.
Furthermore, third parties may assert infringement claims against us, which would require us to incur substantial license fees, legal fees and other expenses, and distract management from the operations of our business. In addition, we enter into indemnification agreements with third parties in the ordinary course of business that generally require us to reimburse losses suffered by the third-party due to various events, such as lawsuits arising from patent or copyright infringement.
We expect that providers of storage products will increasingly be subject to infringement claims as the number of products and competitors increase. We receive, from time to time, letters from third parties suggesting that we may require a license from such third parties to manufacture or sell our products. We evaluate all such communications to assess whether to seek a license from the patent owner. We may be required to purchase licenses that could have a material impact on our business, or we may not be able to obtain the necessary license from a third-party on commercially reasonable terms, or at all. Consequently, we could be prohibited from selling and marketing products that incorporate the protected technology or incur substantial costs to redesign our products in a manner to avoid infringement of third-party intellectual property rights.
Our success depends on our ability to attract and retain key personnel.
Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, and Hanif Jamal, our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. If either of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. In addition, if any of our other key engineering, sales and general and administrative employees were to terminate their employment with us, our business could be harmed. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.

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
Protective provisions in our charter and bylaws could prevent a takeover which could harm our stockholders.
Our certificate of incorporation and bylaws contain a number of provisions that could impede a takeover or prevent us from being acquired, including, but not limited to, a classified board of directors, the elimination of our stockholders’ ability to take action by written consent and limitations on the ability of our stockholders to remove a director from office without cause. Our board of directors may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by our board of directors without stockholder approval. Each of these charter and bylaw provisions gives our board of directors, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that our stockholders might view as being in their best interests.

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
Some of our products are subject to state, federal and international laws governing protection of the environment, governing proper handling and disposal of materials used to manufacture our products, governing human health and safety, regulating the use of certain chemical substances and requiring disclosure of the use of certain “conflict minerals.” We endeavor to comply with these environmental and other laws, yet compliance with such laws could increase our product design, development, procurement, manufacturing and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, damage our reputation if we are required to disclose the use of certain "conflict minerals," or otherwise impact future financial results of our business. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products into one or more states or countries and result in a material adverse effect on our financial condition or results of operations.
Due to the global nature of our business, risks inherent in our international operations could have a material adverse effect on our business.
Although a substantial portion of our business is located and conducted in the United States, a substantial portion of our products are manufactured outside of the United States, and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.
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
Over the past several years, our business strategy has been to derive a competitive advantage by moving from being a follower of new technologies to being a leader in the innovation and development of new technologies. This strategy requires us to make significant investments in research and development and, in attempting to remain competitive, we may increase our capital expenditures and expenses above our historical run rate. There can be no assurance that these investments will result in viable technologies or products, or if these investments do result in viable technologies or products, that they will be profitable or accepted by the market. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.

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
We retain sensitive data in our secure data centers and on our networks, including intellectual property, proprietary business information and personally identifiable information. We face a number of threats to our data centers and networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers’, our business partners’ or our employees’ intellectual property, proprietary business information or personally identifiable information. In addition, we have outsourced a number of our business functions to third-party contractors, and any breach of their security systems could adversely affect us.
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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)
3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)
4.1	Form of Common Stock Certificate. (4)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)
4.3	Form of Rights Certificate. (5)
4.4	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

Date: November 8, 2013

	By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 8, 2013

	By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)