Form 10-K/A
period 2012-12-31
DOT HILL SYSTEMS CORP
filed 2014-02-07
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
The sole purpose of this Amendment No. 1 to Dot Hill Systems Corp.'s Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on March 18, 2013, is to correct a clerical error in Exhibit 32.1 attached to the Form 10-K.
In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officer.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

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

(3)	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders' Representative.(1)
2.2	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc.(2)
3.1	Certificate of Incorporation of Dot Hill Systems Corp.(3)
3.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)
4.1	Certificate of Incorporation Dot Hill Systems Corp.(3)
4.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)
4.3	Form of Common Stock Certificate.(5)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(6)
4.5	Form of Rights Certificate.(6)
4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008.(8)
10.1	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(6)
10.2	2000 Amended and Restated Equity Incentive Plan.(9)†
10.3	2009 Equity Incentive Plan, as amended.(33)†
10.4	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(9)†
10.5	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(9)†
10.6	Amended and Restated 2000 Employee Stock Purchase Plan.(10)†
10.7	Amended and Restated 2000 Non-Employee Directors' Stock Option Plan.(11)†
10.8	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(12)†
10.9	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Dana Kammersgard, effective as of December 18, 2008.(13)†
10.10	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Hanif I. Jamal, effective as of March 16, 2009.(31)†
10.11	Description of 2008 Executive Compensation Plan.(14)†
10.12	Description of Amended and Restated Policy for Director Compensation.(15)†
10.13	Form of Indemnity Agreement.(16)
10.14	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(17)
10.15	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(18)
10.16	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(19)

10.17	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(20)*
10.18	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(21)*
10.19	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(22)*
10.20	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(22)*
10.21	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.(23)*
10.22	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(2)*
10.23	Amended and Restated Technology License Agreement, dated as of October 29, 2010 among NetApp, Inc., NetApp Holding and Manufacturing B.V. and Dot Hill Systems Corp.(32)*
10.24	Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(29)*
10.25	Amendment One to Product Purchase Agreement dated January 4, 2008, by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(29)*
10.26	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company.(2)*
10.27	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(26)*
10.28	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(30)*
10.29	Amendment to Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007. (34)
10.30	Amendment Twelve to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (34)*
10.31	Third Amendment to Loan and Security Agreement dated June 22, 2012 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (35)
10.32	First Amendment to Lease Agreement by and between Dot Hill Systems Corp. and DL Faraday L.P. as of July 24, 2012.(36)
21.1	Subsidiaries of Dot Hill Systems Corp.(7)
23.1	Consent of Deloitte & Touche LLP (37)
24.1	Power of Attorney. Reference is made to the signature page hereto.(37)
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Indicates management or compensatory plan or arrangement.

* Confidential treatment has been granted by, or requested from, the SEC.
Dot Hill's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 001-13317.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference.

(14)	Filed as item 5.02(e) of our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated herein by reference.

(15)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(24)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 4, 2009 and incorporated herein by reference.

(25)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(26)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 7, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(31)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2009 and incorporated herein by reference.

(32)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(33)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(34)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

(35)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2012 and incorporated herein by reference.

(36)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(37)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date: February 7, 2014

	By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 7, 2014

	By:	/S/ HANIF I. JAMAL
Hanif I. Jamal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	February 7, 2014

/S/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 7, 2014

/S/ CHARLES CHRIST* Charles Christ	Chairman of the Board of Directors	February 7, 2014

/S/ TOM MARMEN* Tom Marmen	Director	February 7, 2014

/S/ RICHARD MEJIA JR* Richard Mejia, Jr.	Director	February 7, 2014

/S/ BARRY RUDOLPH* Barry Rudolph	Director	February 7, 2014

/S/ RODERICK M. SHERWOOD III* Roderick M. Sherwood III	Director	February 7, 2014

/S/ DEBBIE TIBEY* Debbie Tibey	Director	February 7, 2014
*Pursuant to Power of Attorney.

By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard

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