Form 10-Q/A
period 2013-06-30
DOT HILL SYSTEMS CORP
filed 2014-02-07
CIK 1042783

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

Explanatory Note
The sole purpose of this Amendment No. 1 to Dot Hill Systems Corp.'s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on August 8, 2013, is to correct a clerical error in Exhibit 32.1 attached to the Form 10-Q.
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