Form 10-K
period 2013-12-31
DOT HILL SYSTEMS CORP
filed 2014-03-10
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013 was $125,602,389.

The registrant had 59,882,431 shares of common stock, $0.001 par value, outstanding as of February 28, 2014.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.
FORM 10-K
For the Year Ended December 31, 2013

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
In this annual report on Form 10-K, “Dot Hill,” “we,” “us” and “our” refer to Dot Hill Systems Corp. and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

PART I
Item 1. Business

We design, manufacture and market a range of software and hardware storage systems for the entry and mid-range storage markets. We focus on selling through server-based original equipment manufacturers (OEMs), such as Hewlett-Packard, or HP, Dell Inc. or Dell, Lenovo Group Limited or Lenovo, Advanced Micro Devices, Inc. or AMD, and Stratus Technologies or Stratus; as well as into vertical markets through embedded solutions OEM's, such as Teradata Corporation or Teradata, CGG Veritas or CGG, Motorola, Inc. or Motorola, Tektronix Inc. or Tektronix, Samsung Electronics or Samsung, Concurrent Computer Corporation or Concurrent, Autodesk Inc. or Autodesk, Harris Broadcast Communications and Nokia Siemens Network or Nokia Siemens, which primarily include media and entertainment, telecommunications, high performance computing, digital image archive, big data and oil and gas. Our vertical market customers are OEMs, who embed our products into their solutions, as well as resellers.
Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our server-based OEM's go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and Planning, retail transactions and voicemail. On the other hand, much of our product sales into vertical markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN(TM) family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
Our products span Price Bands 2 through 5 as defined by International Data Corporation. Our AssuredSAN 2000 and 3000 Series products address the entry level market (bands 2 and 3) and AssuredSAN 4000 and Pro 5000 Series address the mid-range market (bands 4 and 5). AssuredSAN Pro 5000 Series products include RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance Solid State Drives (SSDs) to their maximum benefit, while storing less frequently accessed data on larger and much less expensive hard disk drives (HDDs).
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
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' server-based OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Teradata, CGG, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Harris Broadcast Communications and Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP in the fourth quarter of 2007. Our products are primarily sold as HP’s MSA 2000/P2000 product family. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 59% of our total net revenue in 2013, down from 68% in 2012 and 74% in 2011. We expect sales to HP to continue to decline as a percentage of total revenue, but we still anticipate it to represent a substantial percentage of our total net revenue in 2014.
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

For these and other reasons, our net revenue and results of operations in 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.
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
Industry Background
Overall Storage Market
According to "Worldwide Enterprise Storage Systems 2013 - 2017 Forecast," published by International Data Corporation (IDC), the overall enterprise storage market is a $35.0 billion industry in 2012, of which over $26.3 billion is generated by external networked storage systems. IDC projects networked storage revenue's compound annual growth rate (CAGR) to be 4.9% through 2017. The market for networked storage is further divided into Direct Attach Storage (DAS) with $2.6 billion in revenue and Networked Storage, which includes Storage Area Network (SAN) products, with $16.6 billion in revenue and Network Attach Storage (NAS) with $6.1 billion in revenue. External storage systems have been growing faster than internal storage systems for 2012 - 2017, and have been growing faster since 2002. Storage capacity growth has increased at a much higher rate than revenue, as capacity per disk device continues to increase while component prices are declining.
External storage refers to storage systems not inside a server. The main components of a storage array system are HDDs, SSDs, one or two storage controllers, power supplies and an enclosure. The main advantage of networked storage, including SAN and NAS, is that it allows multiple servers to share the storage resources connected through a network interface such as Fibre Channel or iSCSI.
IDC tracks shipments of products from storage vendors and divides the market into ten specific price bands. Price bands most relevant to Dot Hill are bands 2 through 6, which represent a $14.2 billion projected total available market in 2014.

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

Dot Hill storage products address the entry-level (bands 2 and 3) and mid-range segments (bands 4 and 5).
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

Our Strategy
Our primary objective is to sustain and grow profitability through our core business of selling entry and mid-level storage arrays through OEMs, including server-based OEMs and vertical markets OEMs focused on solutions for media and entertainment, telecommunications, Big Data, HPC Digital Image Archive and oil and gas, and also through channel based resellers focused primarily on the same vertical markets. We launched our first mid-range products on August 22, 2012, which include the AssuredSAN(TM) Pro 5000 Series, with RealStor(TM) software that incorporates autonomic real-time data tiering, and the AssuredSAN(TM) 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability and exceptional streaming throughput. In addition, we will strive to create greater economies of scale and operating leverage in our entry level OEM storage array business, by focusing on new customer opportunities that may arise as a result of industry consolidation.
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

•
Focus on existing customers and develop new customer relationships. We have entered into OEM agreements with, HP, Tektronix, Lenovo, Dell, AMD, Motorola, Samsung, Stratus, Concurrent, Teradata, and CGG, among others. We intend to focus on expanding our relationships with our existing customers and to continue seeking additional OEM relationships with other industry leaders to sell current products and expand the number of products offered to these customers to enable them to address new markets.

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

•
Quickly adopt new standards. We strive to introduce products that are first to market. For example, in November 2013 we introduced AssuredSAN 4004, the first entry-level storage array with flexible Fibre Channel and Fibre Channel / iSCSI interfaces that can be configured for 8Gb or 16Gb FIBRE Channel, or 1Gb or 10Gb iSCI host connectivity. This model series also offers a 12Gb SAS interface option. In August 2012, we introduced AssuredSAN(TM) Pro 5000 Series with RealStor(TM) software that incorporates autonomic real-time data tiering. With RealStor, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit to store very frequently accessed or "hot" data, while storing less frequently accessed data on slower, but much less expensive, hard disk drives. This storage array technology delivers performance improvements within minutes for workloads as data being stored on the Series 5000 products are analyzed in real-time and migrated to faster but more expensive SSDs or to slower HDDs, based on frequency of use. On the same day, we also introduced our AssuredSAN(TM) 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same architecture as the Series 5000. In addition, our AssuredVRA enterprise RAID (redundant array of independent disks) stack for Windows and Linux servers allow us to quickly adopt and migrate to next generation Intel and AMD class server architectures due to its highly modular architecture and approach.

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

Our Products
Product Positioning and Highlights
We design, manufacture and market a range of enterprise storage solutions and virtual RAID adapters for the entry and mid-range storage markets. Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our server-based OEM's go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and Planning, retail transactions and voicemail. On the other hand, much of our product sales into vertical markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays.
Our AssuredSAN storage solutions are positioned in the market to lead in these areas:

•	Proven value for network storage. Our storage arrays support raw capacities up to 288TB with 4TB disk drives, and offer High Availability with dual redundant controllers.

•
Best-in-Class reliability and high availability. Based on over 650,000 total storage array systems shipped, and the large number of systems tracked in field service, the AssuredSAN product line has consistently demonstrated 99.999% availability. Our products have been validated by rigorous testing by multiple demanding OEM customers.

•
Best-in-Class price/performance. With the introduction of the AssuredSAN 4004 models, we have established industry leading performance in terms of streaming read/write performance and transactions per second for this class of product. Our mid-range class products deliver more performance at a given price point than competing systems in the market. Since the initial launch in August 2012, multiple OEM customers have selected and qualified our mid-range products for their storage solutions.

•
Most responsive storage with real-time tiering. Our AssuredSAN Pro 5000 series with RealStorTM software enables autonomic real-time tiering across disk technologies to achieve greater performance for dynamic workloads. With RealStor, businesses gain the advantage of deploying very high performance SSDs, using them to their maximum benefit to store very frequently accessed or “hot” data, while storing less frequently accessed data on slower, but much less expensive hard disk drives. This 8th generation storage array technology delivers performance improvements within minutes for workloads, as data being stored on the Series 5000 products are analyzed in real-time and migrated to faster but more expensive SSDs or to slower HDDs based on frequency of use.

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

•
AssuredSAN 2000 Series. Our product line begins with the value priced storage arrays in the 2000 Series. The 2000 Series provides entry level SAN storage for business applications, with an easy to use management interface. The AssuredSAN model 2333 offers a 1Gb iSCSI interface and supports 1TB, 2TB, and 3TB HDDs with options to include SSD drives.

•
AssuredSAN 3000 Series. The 3000 Series is ideal for demanding applications such as video post-production, surveillance, and virtual machine environments (VMware, Microsoft and Citrix). With the introduction of the 24 drive small form factor drive products (2U/24), we believe we were also the first to offer such systems with full embedded RAID and data protection capability. Our AssuredSAN 3000 Series includes a range of interface options including 8Gb Fibre Channel, 1Gb and 10Gb iSCSI, 6Gb SAS and a hybrid Fibre Channel / iSCSI option.

•
AssuredSAN 4000 Series. Our AssuredSAN™ 4000 storage arrays which were announced on August 22, 2012 are the highest performing storage solutions in our portfolio with a traditional user interface for RAID storage systems. On November 6, 2013, we further enhanced the 4000 Series with the 4004 models based on the Company's ninth-generation RAID architecture. These products offer greater data security, faster throughput and substantial business benefits for markets that demand extremely high-bandwidth performance, such as cloud service providers, media & entertainment, oil & gas, telecommunications, big data analytics and digital image archiving. Host interface options include 12Gb SAS, 16Gb FC, 1Gb and 10Gb iSCI and the only hybrid 16Gb Gen 5 Fibre Channel/10Gb iSCI converged interface.

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

AssuredVRA Product Line
AssuredVRA is a high-performance, feature rich, host based RAID stack for Windows and Linux based enterprise servers. Our OEM and SI customers typically integrate AssuredVRA as an ingredient of their entry-level Intel or AMD based server products. It has the ability to replace a dedicated hardware RAID adapter in many applications by utilizing the built-in disk I/O ports built into modern server hardware. In most instances, AssuredVRA is private labeled and branded with the OEM's own brand. The latest customer, Supermicro, was announced on January 13, 2014.
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

Vertical Markets

•
Telecommunications. We sell through multiple OEM's in the telecommunications space including Tektronix, Samsung, Motorola, and Nokia Siemens. Demand for storage in this market remains strong due to the proliferation of mobile devices and the build-out of 4G wireless networks.

•
Media & Entertainment. We have established success in various media and entertainment industries such as video post-production and broadcast systems. Our success in this segment spans both OEM and Indirect Channel partners. Current OEM customers include Autodesk, Concurrent, and Harris Broadcast Communications.

•
Big Data / Data Analytics. Numerous business and technology trends are disrupting the traditional data management and processing landscape and perhaps none more than big data and data analytics. Many businesses now view the analysis of big data stores as a competitive advantage. This approach requires a new approach to the analysis of large unstructured data sources. We have engaged in this segment through OEM partners and expect this market will continue to expand with opportunities across all channels. Current OEM customers include Teradata.

•
Oil & Gas. Energy exploration and delivery is significant part of the worldwide economy. In this industry advanced computing and storage technologies are used for acquisition, retrieval and analysis for seismic data as well as equipment monitoring and process optimization. Current OEM customers include CGG.

•	Digital Image Archive. This segment includes the capture, storage and analysis of digital images from satellite, surveillance systems, medical images and many other applications.
OEM Partners for AssuredSAN platform
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs and OEMs who focus on select vertical markets. Our storage system products' OEM partners currently include, among others, Autodesk, CGG, Concurrent, Harris Broadcast Communications, HP, Lenovo, Motorola, Quantum, Samsung, Stratus, Tektronix, and Teradata. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP, our largest current customer, in the fourth quarter of 2007. In January 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP's MSA 2000/P2000 product family. Sales to HP increased significantly during 2008 and increased again in 2009 primarily as a result of the successful launch and market acceptance of the HP MSA 2000 products. HP launched its third generation product line, now called the P2000 product line, in February 2010. Sales to HP increased again in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 74% in 2011, 68% in 2012 and 59% in 2013, with 2011 reflecting discontinuance of our sales to NetApp. We expect sales to HP will continue to represent a substantial portion of our net revenue in 2014.
OEM Partners for AssuredVRA Platform
Virtual RAID Adapter (VRA) technology is a unique class of pure, host-based software RAID that combines key advantages of pure software RAID with many of the key advantages of hardware RAID adapters. As such it optimized for integration with server manufacturers. Our AssuredVRA OEM partners currently include, among others, Dell, AMD, and Supermicro.
Distribution Partners
Beginning in late 2009, we began placing more emphasis on selling higher gross margin products, which include appliance products and hardware products through indirect sales channels. This involves a two-tier distribution model whereby we sell directly to Distributors who then sell to Solutions Partners who sell a final solution to end customers. In 2013 we maintained distribution agreements in North America with Promark Technology, Inc., Pacific Alliance Capital, Inc., and Synnex among others, and in EMEA with Hammer PLC and CMS among others.
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
Outsourced Manufacturing
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties' manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. The majority of our products sold in 2011, 2012, and 2013 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2014.
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
We are focused on continuously developing products that meet changing customer needs and anticipating and proactively responding to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines. We are actively working on next generation technologies in both storage hardware protocols and storage software applications. Research and development expenses consist primarily of project-related expenses, consulting charges and salaries for employees directly engaged in research and development. Our total research and development expenses were $31.2 million in 2011, $34.2 million in 2012 and $35.3 million in 2013.
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
As of December 31, 2013, we had been awarded a total of 92 United States patents, 4 of which were awarded in 2013. 84 of these patents generally cover RAID controller and SAN-related technology. In addition, as of December 31, 2013 we had 25 filed United States patent applications pending approval. The patents covering our core technologies expire from 2014 to 2043. In addition, if we are unable to protect our intellectual property, or infringe intellectual property of a third party, our operating results could be harmed.
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
Phase 4 - OEM Launch and Ramp. The final phase is launch and ramp of the product through the OEM customer's process. Revenue begins as product ships, and a ramp to full volume usually takes between three and 12 months. The timing and magnitude of revenue ramp for new customers is almost entirely dependent on their internal execution.
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
Competition
The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage products sold to OEM's, we compete primarily against independent storage system suppliers including Fujitsu Technology Solutions GmbH or Fujitsu, NEC Corporation, Infortrend Technology or Infortrend, Promise Technology, Inc. or Promise, Nimble Storage, Inc. or Nimble, and NetApp as a result of its acquisition of LSI's Engenio Division in May 2011. For our AssuredSAN storage products sold through indirect channels, our competitors include EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, NetApp, Infortrend, and Promise. Our indirect channels also compete with traditional suppliers of computer systems and servers, including IBM, Oracle, Dell and HP, which market storage systems as well as other computer products.
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
Gross margin levers will improve the overall margin of the business. For example, our supply chain costs are relatively fixed and as volume increases, the average cost per unit declines, which will improve margins. The primary drivers of gross margin are the mix of customers (server OEM vs. vertical markets), the size of the customer (large vs. small), the products purchased by our customers (entry level vs. mid-range) and engagement model (drive-full vs. drive-less).
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
Employees
As of December 31, 2013, we had 326 full-time employees, of whom 169 were engaged in research and development, 52 in sales and marketing, 52 in manufacturing, 38 in general management and administration and 15 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Named Executive Officers of the Registrant

Name	Age	Position	Officer or Key Employee Since
Dana W. Kammersgard	58	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal	53	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	July 2006

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
Hanif I. Jamal has served as our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary since July 2006. Prior to joining Dot Hill, Mr. Jamal served as Vice President and Corporate Treasurer for Gateway Inc. from 2004 to 2006. Prior to joining Gateway in 2002, Mr. Jamal served in a number of leadership positions over 17 years within Hewlett- Packard Company in the customer financing division, HP Technology Finance. Mr. Jamal led HP’s customer financing operations in North America, Latin America and Europe and was also Vice President and General Manager for HP’s Commercial and Consumer Financing Division. In 1998, he established Hewlett-Packard International Bank in Dublin, Ireland,

and served as Managing Director through 2000. Mr. Jamal holds an MBA from Stanford Graduate School of Business and a Bachelor of Science degree, with Honors, in Management Sciences from the University of Manchester Institute of Science and Technology in the United Kingdom.
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
Our business is highly dependent on a limited number of customers. For example, sales to HP accounted for 74% of our net revenue for the year ended December 31, 2011, 68% of our net revenue for the year ended December 31, 2012 and 59% of our net revenue for the year ended December 31, 2013. If our relationships with HP or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP or our other customers will expand or not otherwise be disrupted.
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
Even if the errors are detected before shipment, such errors still could result in the halting of production, delay of shipments, delay of recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in loss of customers and goodwill. Our customers may assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Significant claims exceeding our expected warranty provisions could distract management’s attention from operating our business and, if successful, result in material claims against us that might not be covered by our insurance. The last significant quality issue was discovered in 2009, and was due to a problem with one of our power supply vendors. Refer to Note 6 of the financial statements for further details.
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
In addition, there are occasions when some of our component suppliers make obsolete certain components that we incorporate into our products. In these situations we may be required to purchase such components on a “last time buy” basis, based on our forecasts of customer demand. If we incorrectly forecast customer demand or if our customers' over- or under-forecast demand, we may have an inadequate supply of products, or we may have excess inventory which may have to be sold in the open market at a substantial discount, if at all possible, either of which may harm our business, financial position and operating results.
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
Our sales are difficult to forecast because the open systems storage market is rapidly evolving and our sales cycle varies substantially from customer to customer. Customer orders for our products fall into two categories: OEM sales and Dot Hill branded sales through the channel. For the OEM business, the length of time between initial contact with a potential customer and the sale of our product may last from 6 to 36 months. This is particularly true during times of economic slowdown and when selling products that require complex installations. For the branded sales business through the channel, sales cycles can range from 30 days to three months or more for individual deals. With Dot Hill's new products in the mid-range segment, sales cycles are expected to increase to a range of 60 days to six months. This can increase the time for product decisions in both the OEM and Channel business for customers taking our new products.
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
Pricing pressures could also result when we cannot pass increased material costs on to our customers. For example, a significant increase in fuel prices could result in higher steel and freight costs which we may not be able to pass on to our customers.
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
Due to our use of third-party manufacturers, our ability to control the timing of shipments could decrease. Delayed shipment could result in the deferral or cancellation of purchases of our products. Any significant deferral or cancellation of these sales would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could also impact cash flow or result in a decline in our stock price. To the extent we establish a relationship with an alternative manufacturer for our products, we may be able to partially mitigate potential disruptions to our business. We may also suffer manufacturing disruptions as we ramp up manufacturing processes for newly introduced products, or if our contract manufacturer experiences other disruptions in the manufacturing process, such as disruptions that may be caused by the ongoing move of manufacturing facilities from Longhua,

China, to Tianjin, China, there could be delays in the delivery of these products to our customers that adversely affect our results of operations. We also generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are covered by supplier warranties. For warranty costs not covered by our suppliers, we reserve for estimated warranty costs in the period the net revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future, or that we have estimated these costs correctly, which could have a material adverse effect on our business, financial condition and results of operations.
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
For the years ended December 31, 2013, 2012, and 2011, we incurred income (loss) from continuing operations of $5.5 million, $(10.4) million, and $(8.5) million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2014. Consequently, we cannot assure you that we will be profitable in any future period.
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
Our performance depends in significant part on our ability to attract and retain talented senior management and other key personnel. Our key personnel include Dana Kammersgard, our Chief Executive Officer and President, and Hanif Jamal, our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. If either of these individuals were to terminate his employment with us, we would be required to locate and hire a suitable replacement. In addition, if any of our key engineering, sales and general and administrative employees were to terminate their employment with us, our business could be harmed. Competition for attracting talented employees in the technology industry can be intense. We may be unable to identify suitable replacements for any employees that we lose. In addition, even if we are successful in locating suitable replacements, the time and cost involved in recruiting, hiring, training and integrating new employees, particularly key employees responsible for significant portions of our operations, could harm our business by delaying our production schedule, our research and development efforts, our ability to execute on our business strategy and our client development and marketing efforts.
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
Our certificate of incorporation and bylaws contain a number of provisions that could impede a takeover or prevent us from being acquired, including, but not limited to, a classified board of directors, the elimination of our stockholders’ ability to take action by written consent and limitations on the ability of our stockholders to remove a director from office without cause. Our board of directors may issue additional shares of common stock or establish one or more classes or series of preferred stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by our board of directors without stockholder approval. Each of these charter and bylaw provisions give our board of directors, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that our stockholders might view as being in their best interests.
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
Some of our products are subject to state, federal and international laws governing protection of the environment, governing proper handling and disposal of materials used to manufacture our products, governing human health and safety, regulating the use of certain chemical substances and requiring disclosure of the use of certain “conflict minerals.” We endeavor to comply with these environmental and other laws, yet compliance with such laws could increase our product design, development, procurement, manufacturing and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, damage our reputation if we are required to disclose the use of certain "conflict minerals" or otherwise impact future financial results of our business. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products into one or more states or countries and result in a material adverse effect on our financial condition or results of operations.
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
Most of our sales to customers are on an open credit basis. While we monitor individual customer payment capability in granting such open credit arrangements, and seek to limit such open credit to amounts we believe are reasonable, we may experience losses due to a customer’s inability to pay.
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
It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. A cybersecurity breach could negatively affect our reputation as a trusted provider of information infrastructure by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters currently occupy approximately 88,000 square feet that includes office and laboratory space in two buildings located in Longmont, Colorado. These facilities include research and development, administration, sales and marketing and operations functions. The lease for these buildings expires in May 2018.
We lease approximately 7,300 square feet of office space located in Plymouth, Minnesota, under a lease that expires October 2015. We use this office space as a research and development facility for our AssuredVRA software.
In addition, we lease other international office space in Germany, Japan, China, Singapore and the United Kingdom, primarily for supply-based management and sales and marketing functions.
Our existing leased facilities are appropriate for our current needs. We do not own any real estate.
Item 3. Legal Proceedings
The information required by this Item is incorporated by reference from Note 12, Commitments and Contingencies, of the financial statements beginning on page F-1 of this annual report on Form 10-K.
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

	Low	High
Year Ended December 31, 2012
First Quarter	$1.22	$1.65
Second Quarter	1.05	1.60
Third Quarter	0.98	1.25
Fourth Quarter	0.72	1.09

Year Ended December 31, 2013
First Quarter	$0.88	$1.39
Second Quarter	1.10	2.31
Third Quarter	2.04	2.97
Fourth Quarter	2.13	3.41
On February 28, 2014 the last reported sale price for our common stock on the NASDAQ Global Market was $5.33 per share. As of February 28, 2014 there were 59,882,431 shares of our common stock outstanding held by approximately 98 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this annual report on Form 10-K.
PERFORMANCE MEASUREMENT COMPARISON
The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2013.

Item 6. Selected Financial Data
We derived the selected consolidated financial data presented below from our audited consolidated financial statements for the years ended December 31, 2011, 2012 and 2013, which are included elsewhere in this annual report on Form 10-K. Statement of operations data for the years ended December 31, 2009 and 2010 and balance sheet data as of December 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements not included herein. All data are in thousands except per share data. You should read the selected consolidated financial data together with our consolidated financial statements and related disclosures thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	2009	2010	2011	2012	2013
Statement of Operations Data:
Net Revenue	$234,383	$251,838	$195,827	$194,548	$206,565
Cost of goods sold	196,556	207,653	150,544	146,177	140,495
Gross profit	37,827	44,185	45,283	48,371	66,070
Operating expenses:
Research and development	28,120	28,113	31,196	34,199	35,332
Sales and marketing	10,970	11,837	13,225	14,133	13,450
General and administrative	12,569	11,251	9,174	9,695	11,658
Operating income (loss)	(13,832)	(7,016)	(8,312)	(9,656)	5,630
Other income (loss), net	167	(3)	(23)	3	(39)
Income tax (benefit) expense	(40)	213	129	749	51
Gain (loss) from continuing operations	(13,625)	(7,232)	(8,464)	(10,402)	5,540
Loss from discontinued operations (2)	—	(6,019)	(13,560)	(4,548)	(476)
Net income (loss)	$(13,625)	$(13,251)	$(22,024)	$(14,950)	$5,064

Net income (loss) per share (1):
Income (loss) from continuing operations	$(0.29)	$(0.14)	$(0.15)	$(0.18)	$0.09
Loss from discontinued operations	$—	$(0.11)	$(0.25)	$(0.08)	$(0.01)
Basic and diluted	$(0.29)	$(0.25)	$(0.40)	$(0.26)	$0.09

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,574	$45,732	$46,168	$40,315	$40,406
Working capital	62,010	49,879	41,387	34,286	43,794
Total assets	108,280	107,502	98,879	83,937	105,384
Total long-term debt	346	71	—	—	—
Total stockholders' equity	66,351	64,378	48,702	38,775	47,647

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share.

(2)
During September 2011, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $4.1 million of impaired goodwill, $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name, all related to our acquisition of Cloverleaf, Inc. As of December 31, 2011, the goodwill impairment charge, long-lived asset impairment charge and the acquired software impairment charge were recorded as components of discontinued operations. See further discussion of our long-lived asset impairment in Note 5 of Notes to Consolidated Financial Statements.

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
Overview
We design, manufacture and market a range of software and hardware storage systems for the entry and mid-range storage markets. We focus on selling through server-based original equipment manufacturers (OEMs), such as Hewlett-Packard, or HP, Dell Inc. or Dell, Lenovo Group Limited or Lenovo, Advanced Micro Devices, Inc. or AMD, and Stratus Technologies or Stratus; as well as into vertical markets through embedded solutions OEM's, such as Teradata Corporation or Teradata, CGG Veritas or CGG, Motorola, Inc. or Motorola, Tektronix Inc. or Tektronix, Samsung Electronics or Samsung, Concurrent Computer Corporation or Concurrent, Autodesk Inc. or Autodesk, Harris Broadcast Communications and Nokia Siemens Network or Nokia Siemens, which primarily include media and entertainment, telecommunications, high performance computing, digital image archive, big data and oil and gas. Our vertical market customers are OEMs, who embed our products into their solutions, as well as resellers.
Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our server-based OEM's go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and Planning, retail transactions and voicemail. On the other hand, much of our product sales into vertical markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN(TM) family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.
Our products span Price Bands 2 through 5 as defined by International Data Corporation. Our AssuredSAN 2000 and 3000 Series products address the entry level market (bands 2 and 3) and AssuredSAN 4000 and Pro 5000 Series address the mid-range market (bands 4 and 5). AssuredSAN Pro 5000 Series products include RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance Solid State Drives (SSDs) to their maximum benefit, while storing less frequently accessed data on larger and much less expensive hard disk drives (HDDs).
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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' server-based OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Teradata, CGG, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Harris Broadcast Communications and Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.
We began shipping products to HP in the fourth quarter of 2007. Our products are primarily sold as HP’s MSA 2000/P2000 product family. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 59% of our total net revenue in 2013, down from 68% in 2012 and 74% in 2011. We expect sales to HP to continue to decline as a percentage of total revenue, but we still anticipate it to represent a substantial percentage of our total net revenue in 2014.
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

For these and other reasons, our net revenue and results of operations in 2013 and prior periods may not necessarily be indicative of future net revenue and results of operations.
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. The majority of our products sold in 2011, 2012, and 2013 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2014.
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
General and administrative expenses consist primarily of compensation to officers and employees performing administrative functions, as well as expenditures for legal, accounting and other administrative services and fluctuations in currency valuations. Restructuring charges are aggregated in the general and administrative expenses line item.
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
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that are integrated with our OEM customers' industry standard hardware and which become essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
We exclude from revenues taxes collected from customers on behalf of governmental authorities.
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

We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred costs are then recognized ratably over the contractual PCS support periods as a component of Cost of Goods Sold.
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
This resulted in an overstatement of $2.8 million of revenue and $1.9 million of costs in 2011. This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and research and development costs of $4.2 million and $3.1 million, respectively. Once all elements except PCS were delivered, the related deferred direct and incremental costs began to be recognized ratably over the contractual PCS support period, as a component of Cost of Goods Sold.
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
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered elements that relate to the hardware product’s essential software, and undelivered non-software services (all non-software related elements), we allocate the transaction price to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating the transaction price to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value generally exists only when we sell the deliverable separately and represents the actual price charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of the deliverables would be if they were sold regularly on a standalone basis.
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
Valuation of Inventories
Inventories are comprised of finished goods and purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our customers may require us to purchase and stock material amounts of inventory to ensure availability to meet forecasts, which increases our risk of excess quantities. Because our markets are volatile, are subject to technological risks, price changes and inventory reduction programs by our customers, and as we are required to make last-time buys of certain components on occasion, there is a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes result in a new cost basis for the inventory. When we sell or dispose of reserved inventory, the new cost basis is charged to cost of sales. The largest factor affecting the accuracy of our provisions for excess inventories is the accuracy of our forecasts of end-customer demand. The accuracy of our estimates depends in part on the accuracy of the non-binding forecasts we get from our end customers, the accuracy of our own forecast of warranty requirements of our customers, the demand for storage systems in our market segments and the speed at which our products are designed in or out of our customers’ products.
Share-based Compensation
We account for share-based compensation by measuring and recognizing share-based compensation expense for equity-based awards granted, including stock options, restricted stock awards, performance-based restricted stock awards and employee stock purchase plan shares, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award, at the date of grant. The estimation of stock option and employee stock purchase plan fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.
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
We currently use the Black-Scholes pricing model to estimate the fair value of our stock options and employee stock purchase plan shares. The fair values generated by the Black-Scholes pricing model may not be indicative of the actual fair values of our stock options and employee stock purchase plan shares as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes pricing model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use historical volatility of our stock for the expected life of the grant as the expected volatility assumption required in the Black-Scholes pricing model. Our selection of the historical volatility approach is due to the limited availability of data regarding actively traded options on our stock. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and employee stock purchase plan shares. The dividend yield assumption is based on our history and expectation of dividend payouts. We evaluate the assumptions used to value stock options on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Years Ended December 31,
	2011	2012	2013
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	76.9	75.1	68.0
Gross profit	23.1	24.9	32.0
Operating expenses:
Research and development	15.9	17.6	17.1
Sales and marketing	6.8	7.3	6.5
General and administrative	4.6	5.0	5.6
Total operating expenses	27.3	29.9	29.2
Operating income (loss)	(4.2)	(5.0)	2.8
Other income (expense), net	—	—	—
Income (loss) before income taxes and discontinued operations	(4.2)	(5.0)	2.8
Income tax expense	0.1	0.4	—
Income (loss) from continuing operations	(4.3)	(5.4)	2.8
Loss from discontinued operations	(6.9)	(2.3)	(0.2)
Net income (loss)	(11.2)%	(7.7)%	2.6%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2013

Net Revenue

	Years Ended December 31,
	2012	2013	Increase	% Change
	(in thousands, except percentages)
Net Revenue	$194,548	$206,565	$12,017	6.2%

Net revenues increased approximately $12.0 million from $194.5 million for the year ended December 31, 2012 to $206.6 million for the year ended December 31, 2013. The increase in net revenue was primarily due to a $6.9 million increase in sales to Tektronix, from $19.1 million for the year ended December 31, 2012 to $26.0 million for the year ended December 31, 2013, along with an increase of $12.2 million in sales to various other OEM and channel customers. Sales to Tektronix approximated 10% of our net revenue for the year ended December 31, 2012 compared to 13% of our net revenue for the year ended December 31, 2013. This increase in net revenue was partially offset by a decrease in net revenue from HP of $9.5 million, from $131.4 million for the year ended December 31, 2012 to $121.9 million for the year ended December 31, 2013. Sales to HP approximated 68% of our net revenue for the year ended December 31, 2012 compared to 59% of our net revenue for the year ended December 31, 2013. We expect sales to HP as a percentage of total revenue to continue to decline. We expect sales to HP and Tektronix to continue to represent a substantial portion of our net revenue during 2014. During the fourth quarter of 2013, as a result of amending our agreement with a large OEM customer, we granted them more favorable payment terms commencing in October 2013, and we plan to grant an additional but smaller increase in payment terms in June 2014. In return for this concession, the customer awarded the Company two additional product or feature development programs and committed to purchase products to approximately their forecasted levels for the fourth quarter of 2013 as at the time of the execution of the contract amendment. In the fourth quarter of 2013, sales to this customer were a little higher than their contractual commitments for the quarter.

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

Cost of Goods Sold and Gross Profit

	2012		2013		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$146,177	75.1%	$140,495	68.0%	$(5,682)	(3.9)%
Gross Profit	$48,371	24.9%	$66,070	32.0%	$17,699	36.6%

Cost of goods sold decreased approximately $5.7 million from $146.2 million for the year ended December 31, 2012 to $140.5 million for the year ended December 31, 2013, primarily as a result of a more favorable customer and product mix, as well as greater supply chain efficiencies and component cost reductions.

Gross profit margin increased from 24.9% for the year ended December 31, 2012 to 32.0% for the year ended December 31, 2013. Gross profit margin benefited from a more favorable customer and product mix, as well as greater supply chain efficiencies, component cost reductions, and decreased warranty related costs. The decrease in warranty related costs reflects our negotiation of more favorable rates with a third-party service provider during the first quarter of 2013. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.
Research and Development Expenses

	2012		2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$34,199	17.6%	$35,332	17.1%	$1,133	3.3%

Research and development expense increased $1.1 million from $34.2 million for the year ended December 31, 2012 to $35.3 million for the year ended December 31, 2013. The increase was primarily due to the fact that in 2012 the Company deferred $3.6 million in direct and incremental engineering costs related to a long-term customer software contract (see Note 1 to the financial statements). In addition, allocable costs increased $0.6 million. This increase was partially offset by a $1.5 million decrease in project materials, test equipment and tooling expense, a $0.7 million decrease in stock compensation expense, and a $0.6 million decrease to consultant fees.

The increase in allocated costs is due to increased headcount and equipment necessary to support the research and development function. The decrease in project materials, test equipment, and tooling expense resulted from the scheduling and timing of new product development. The decrease in stock compensation expense is due to an overall decline in the value of unvested options and awards, driven by a lower share price on grant date and increased use of options versus unvested stock awards.

We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	2012		2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses	$14,133	7.3%	$13,450	6.5%	$(683)	(4.8)%

Sales and marketing expense decreased approximately $0.7 million from $14.1 million for the year ended December 31, 2012 to $13.5 million for the year ended December 31, 2013. This decrease was primarily due to a decrease in evaluation unit expenses of $0.7 million because 2012 was at a higher level as a result of the introduction of a new product.

General and Administrative Expenses

	2012		2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$9,695	5.0%	$11,658	5.6%	$1,963	20.2%

General and administrative expenses increased approximately $2.0 million from $9.7 million for the year ended December 31, 2012 to $11.7 million for the year ended December 31, 2013. The increase was partially due to a $0.9 million increase in salaries and payroll related expenses for the hiring of key administrative personnel as well as increased bonus accruals. Professional fees also increased by $0.5 million as a result of an increase in special projects performed by one of our service providers. Bank charges increased by $0.3 million due to a realignment between expense categories in 2013.

Other Income (Expense), net

	2012		2013		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$3	—%	$(39)	—%	$(42)	1,400.0%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded an income tax provision of $0.7 million for the year ended December 31, 2012 and an income tax provision of $0.1 million for the year ended December 31, 2013. Our provision primarily relates to estimated liabilities relating to certain tax positions involving our foreign subsidiaries that have not been concluded with the relevant taxing authority. The decrease from the prior year is a result of expense related to unrecognized tax positions that did not recur in 2013.

Loss From Discontinued Operations

	2012		2013		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(4,548)	(2.3)%	$(476)	(0.2)%	$4,072	(89.5)%

Loss from discontinued operations decreased $4.1 million from $4.5 million for the year ended December 31, 2012 to $0.5 million for the year ended December 31, 2013. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit our AssuredUVS business. See Note 3 of Notes to Consolidated Financial Statements for more details regarding our discontinued operations.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012

Net Revenue

	Year Ended December 31,
	2011	2012	Decrease	% Change
	(in thousands, except percentages)
Net Revenue	$195,827	$194,548	$(1,279)	(0.7)%
Net revenues decreased approximately $1.3 million from $195.8 million for the year ended December 31, 2011 to $194.5 million for the year ended December 31, 2012. The change in net revenue was primarily due to a $16.4 million increase in sales to our vertical markets customers, which included a $7.9 million increase in sales to Tektronix, and a $8.5 million increase in sales to other vertical markets customers, which was more than offset by a $13.5 million decrease in revenue from HP from $144.9 million for the year ended December 31, 2011 to $131.4 million for the year ended December 31, 2012 and the revenue adjustment described below. Sales to HP approximated 74% of our net revenue for the year ended December 31, 2011 compared to 68% of our net revenue for the year ended December 31, 2012.

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

Cost of Goods Sold and Gross Profit

	2011		2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold	$150,544	76.9%	$146,177	75.1%	$(4,367)	(2.9)%
Gross Profit	$45,283	23.1%	$48,371	24.9%	$3,088	6.8%
Cost of goods sold decreased approximately $4.4 million from $150.5 million for the year ended December 31, 2011 to $146.2 million for the year ended December 31, 2012, primarily as a result of a more favorable mix of sales revenue and cost reductions, which were partially offset by increased payroll-related costs and the correction of the accounting for the long-term software contract as discussed in Note 1 to the financial statements.

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

Research and development expense increased $3.0 million from $31.2 million for the year ended December 31, 2011 to $34.2 million for the year ended December 31, 2012. The increase was primarily due to a $3.5 million increase in salaries and payroll expense, a $1.2 million increase in project materials expense, a $0.6 million increase in consulting expenses, a $0.8 million increase in depreciation expense, and a $0.5 million increase in allocated costs. These cost increases were partially offset by deferring $3.6 million in direct and incremental engineering costs related to a long-term customer software contract (see Note 1 to the financial statements). The increase in salaries and payroll related expense is the result of the 2012 reinstatement of salary levels from the reductions which were in effect throughout 2011. The increase in salaries expense is also the result of increased headcount focused on customizations for newer OEM customers, the launch of the company's Series 4000 and 5000 mid-range products and next generation product development. The increase in project materials expense and depreciation expense is the result of an increase in capital assets and project supplies required to support new customer wins, the launch of our mid-range products, and the development of our next generation storage products released in 2013.

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
Sales and marketing expense increased approximately $0.9 million from $13.2 million for the year ended December 31, 2011 to $14.1 million for the year ended December 31, 2012. This increase was primarily due to an increase in evaluation unit expenses of $0.7 million due to the promotion of our new products and to encourage sales opportunities with new OEMs. Other expenses increased $0.2 million.

General and Administrative Expenses

	2011		2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$9,174	4.6%	$9,695	5.0%	$521	5.7%
General and administrative expenses increased approximately $0.5 million from $9.2 million for the year ended December 31, 2011 to $9.7 million for the year ended December 31, 2012. The increase was partially due to a $0.7 million increase in salaries and payroll related expenses for the hiring of key administrative personnel. Additionally, consulting and recruiting fees increased $0.3 million from the prior year. Professional fees also increased by $0.1 million as a result of an increase in special projects performed by one of our service providers, offset partially by a decrease in investor relations expenses, due to a one-time charge in 2011 for a media segment created to target new investors, along with bundling of certain investor relations services during 2012 to reduce costs. Realized and unrealized currency gains and losses were unfavorable during 2012 and favorable in 2011, causing an unfavorable change from year to year of $0.8 million. These increases to general and administrative expenses were partially offset by a decrease in stock compensation expense of $0.5 million, mostly due to the expense incurred related to the stock bonus plan during 2011, with no corresponding expense in 2012. Included in this change is a decrease of restructuring charges (recoveries) of $0.9 million from an expense of $0.7 million for the year ended December 31, 2011 to a recovery of $0.2 million for the year ended December 31, 2012. These expenses relate to our 2008 and 2010 Restructuring Plans, for which there are no significant expenses remaining to be incurred.

Other Income (Expense), net

	2011		2012		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense), net	$(23)	—%	$3	—%	$26	113.0%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded an income tax provision of $0.1 million for the year ended December 31, 2011 and an income tax provision of $0.7 million for the year ended December 31, 2012. Our provision primarily relates to estimated liabilities relating to certain tax positions involving our foreign subsidiaries that have not been concluded with the relevant taxing authority. The increase from the prior year is due to an increase in our unrecognized tax positions related to our foreign entities, due to changes in transfer pricing policies and other regulations in the countries in which we operate.

Loss From Discontinued Operations

	2011		2012		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentages)
Loss From Discontinued Operations	$(13,560)	(6.9)%	$(4,548)	(2.3)%	$9,012	(66.5)%
Loss from discontinued operations decreased $9.0 million from $13.6 million for the year ended December 31, 2012 to $4.5 million for the year ended December 31, 2012. The decline in losses was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business.
This decrease was primarily due to a decline in operating expenses from discontinued operations of $7.5 million. The categories comprising these decreases primarily consisted of a reduction in research and development expense of $3.6 million, a decrease in sales and marketing expense of $0.6 million, and an impairment of goodwill of $4.1 million recorded in 2011, partially offset by an increase in restructuring charges of $0.9 million. Total operating expenses from discontinued operations decreased primarily due to a $3.1 million decrease in salaries and payroll related expenses, a $0.4 million decrease in depreciation expense, a $0.3 million decrease in stock-based compensation expense and an impairment of goodwill of $4.1 million recorded in 2011. These decreases were partially offset by an increase in professional service fees of $0.4 million.
In addition, we realized a benefit due to an increase in gross profit of $1.5 million, primarily driven by a decrease of $1.3 million in revenue and a decrease of $2.8 million cost of goods sold. The decrease in cost of goods sold was primarily a result of a $2.9 million intangible impairment charge in 2011.
All of the above are a result of activity related to our plan to exit our AssuredUVS business and close down our Israel Technology Development Center. See Note 3 of Notes to Consolidated Financial Statements for more details regarding our discontinued operations.
Liquidity and Capital Resources
The primary drivers affecting cash and liquidity are net income, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our suppliers. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 55 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We plan to grant an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. While this will likely delay collection of our accounts receivable and correspondingly reduce cash, our net working capital will not be impacted. Our accounts payable also increase or decrease in connection with changes in volumes as well as our cash conservation strategies.
As of December 31, 2013, we had $40.4 million of cash and cash equivalents and $43.8 million of working capital compared to $40.3 million of cash and cash equivalents and $34.3 million of working capital as of December 31, 2012. The increase in cash and cash equivalents is further described below.
Cash equivalents include highly liquid investments purchased with a weighted average maturity of 90 days or less and consist principally of short-term money market mutual funds. As of December 31, 2013, $3.6 million of the $40.4 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.1 million of our cash and cash equivalents held by our foreign subsidiaries during 2014. We obtained a favorable ruling from one of the foreign jurisdictions and will not be charged foreign taxes on the repatriation and we expect net operating loss carryforwards and foreign tax credits to offset any remaining cash tax liability. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits.
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2013 was $4.1 million compared to net cash used in operating activities of $2.4 million for the year ended December 31, 2012. The operating activities that affected cash consisted of a net income (loss), which totaled $5.1 million and $(15.0) million for the years ended December 31, 2013 and 2012, respectively, in addition to the factors discussed below.

The adjustments to reconcile net income to net cash provided by operating activities of continuing operations for the year ended December 31, 2013 for items that did not affect cash consisted of depreciation and amortization of $3.1 million and stock-based compensation expense of $2.7 million.
Cash flows from operations reflect a positive impact of $11.1 million, which reflects an increase in accounts payable due to higher inventory purchases driven by increased sales. This resulted in our days payable outstanding increasing from 62 days at December 31, 2012 to 74 days at December 31, 2013. Accrued compensation and other expenses positively impacted the cash from operations by $0.6 million due primarily to an increase in overall payroll accruals, an increase to the excess and obsolete liability at a contract manufacturer due to end of life products, and increases to accrued taxes payable, offset by payments on a settlement with a material customer related to failed power supply units. Deferred revenue had a $1.3 million positive impact to cash from operations due to an increase in prepaid maintenance agreements sold through our Channel partners, and the deferral of revenue for a certain software contract, to be recognized over the contract term. Cash flows from operations also reflect the positive impact of $1.2 million related to an overall increase in other long-term liabilities, primarily due to an increase in long-term deferred revenue.
Cash flows from operations reflects the negative impact of $17.9 million related to an increase in accounts receivable, which was primarily due to an increase in sales in the fourth quarter of 2013 as compared to the fourth quarter of 2012. Our days sales outstanding increased from 50 days at December 31, 2012 to 67 days at December 31, 2013, primarily due to extending payment terms to a large OEM customer. Cash flows from operations also reflects the negative impact of $1.6 million related to an overall increase in prepaid expenses and other assets at December 31, 2013, which was primarily due to increases in non-trade accounts receivable and certain other annual prepaid contracts. Additionally, there was an increase to overall inventory balances that resulted in a negative impact to cash flows of $1.5 million primarily related to the increase in sales.
Investing Activities
Cash used in investing activities for the year ended December 31, 2013 was approximately $3.6 million compared to $6.1 million for the year ended December 31, 2012. Cash used in investing activities for the year ended December 31, 2013 was due to purchases of property and equipment primarily associated with test and other equipment used by our contract manufacturing partners in the production of our products and for equipment used in our Longmont, Colorado engineering laboratories.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2013 was approximately $0.0 million compared to $2.9 million for the year ended December 31, 2012. Cash provided by financing activities for the year ended December 31, 2013 was primarily due to the sale of stock to employees under our employee stock plans of approximately $1.1 million, which was offset by $0.8 million of net repayments under the Silicon Valley Bank line of credit and tax liability payments of $0.2 million made by Dot Hill associated with employee equity awards.
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
The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn, our major contract manufacturing partner, were to shorten our payment terms with them, or if HP were to further lengthen their payment terms with us, our financial condition could be harmed.
We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the bank's prime rate, which was 4% at December 31, 2013, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of December 31, 2013, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.
As of December 31, 2013 we had no outstanding letters of credit and there was $2 million outstanding under the Silicon Valley Bank line of credit. There was $28.0 million available for borrowing under the agreement as of December 31, 2013.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013 (in thousands).

	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$5,229	$1,232	$1,224	$1,130	$1,155	$488	$—
Inventory-related purchase obligations	$34,623	$34,623	$—	$—	$—	$—	$—
Credit facility borrowings	$2,000	$2,000	$—	$—	$—	$—	$—
Total	$41,852	$37,855	$1,224	$1,130	$1,155	$488	$488
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
In addition to the amounts shown in the table above, $0.8 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.
Off — Balance Sheet Arrangements

At December 31, 2013, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
We enter into indemnification agreements with third parties in the ordinary course of business that generally require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance. It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.
Recent Accounting Pronouncements

Please see Note 1 of the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not significantly impact our December 31, 2013 financial statements.
We have a line of credit agreement, which accrues interest on any outstanding balances at the bank's prime rate. As of December 31, 2013, there was $2 million outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the year ended December 31, 2013 were the Euro, British Pound, and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been significant, we incurred $0.5 million in foreign currency losses during the year ended December 31, 2013, primarily resulting from the re-measurement process of certain of our foreign subsidiaries that maintain their books of record in a currency other than the functional currency. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $0.1 million.
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
Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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
Longmont, Colorado
We have audited the internal control over financial reporting of Dot Hill Systems Corp. and Subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the presentation of discontinued operations.
/s/ Deloitte & Touche LLP

Denver, Colorado
March 10, 2014

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this annual report on Form 10-K under the heading “Named Executive Officers and Key Employees of the Registrant.”
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders is incorporated by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2013.

Stock Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
2000 EIP	3,174,089	$4.26	—
2009 EIP	6,076,409	$1.73	2,684,232
2000 ESPP	Not Applicable	Not Applicable	—
2000 NEDSOP	600,000	$2.37	293,124
Total	9,850,498	$—	2,977,356
All of our equity compensation plans have been approved by our stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders under the headings “Election of Director(s),” “Transactions with Related Persons” and “Policies and Procedures with Respect to Related Party Transactions.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders under the heading “Ratification of Selection of Independent Auditors.”

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial statements:
The consolidated balance sheets as of December 31, 2012 and 2013, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2011, 2012 and 2013, together with notes thereto included elsewhere in this annual report on Form 10-K are incorporated herein by reference.

(2)
All other schedules have been omitted from this annual report on Form 10-K because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders' Representative.(1)
2.2	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc.(2)
3.1	Certificate of Incorporation of Dot Hill Systems Corp.(3)
3.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)
4.1	Certificate of Incorporation Dot Hill Systems Corp.(3)
4.2	Amended and Restated By-laws of Dot Hill Systems Corp.(4)
4.3	Form of Common Stock Certificate.(5)
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003.(6)
4.5	Form of Rights Certificate.(6)
4.6	Warrant to Purchase Shares of Common Stock dated January 4, 2008.(8)
10.1	Rights Agreement dated as of May 19, 2003 by and between Dot Hill Systems Corp. and American Stock Transfer and Trust Company.(6)
10.2	2000 Amended and Restated Equity Incentive Plan.(9)†
10.3	2009 Equity Incentive Plan, as amended.(29)†
10.4	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan.(9)†
10.5	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan.(9)†
10.6	Amended and Restated 2000 Employee Stock Purchase Plan.(10)†
10.7	Amended and Restated 2000 Non-Employee Directors' Stock Option Plan.(11)†
10.8	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(12)†
10.9	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Dana Kammersgard, effective as of December 18, 2008.(13)†
10.10	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Hanif I. Jamal, effective as of March 16, 2009.(27)†
10.11	Description of 2008 Executive Compensation Plan.(14)†
10.12	Description of Amended and Restated Policy for Director Compensation.(15)†
10.13	Form of Indemnity Agreement.(16)
10.14	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005.(17)
10.15	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(18)
10.16	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank.(19)

10.17	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(20)*
10.18	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005.(21)*
10.19	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(22)*
10.20	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation.(22)*
10.21	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007.(23)*
10.22	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD.(2)*
10.23	Amended and Restated Technology License Agreement, dated as of October 29, 2010 among NetApp, Inc., NetApp Holding and Manufacturing B.V. and Dot Hill Systems Corp.(28)*
10.24	Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(25)*
10.25	Amendment One to Product Purchase Agreement dated January 4, 2008, by and between Dot Hill Systems Corp. and Hewlett-Packard Company.(25)*
10.26	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company.(2)*
10.27	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation.(24)*
10.28	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc.(26)*
10.29	Amendment to Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007. (30)
10.30	Amendment Twelve to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (30)*
10.31	Third Amendment to Loan and Security Agreement dated June 22, 2012 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (31)
10.32	First Amendment to Lease Agreement by and between Dot Hill Systems Corp. and DL Faraday L.P. as of July 24, 2012.(32)
10.33	Amendment Fourteen to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.*
21.1	Subsidiaries of Dot Hill Systems Corp.(7)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management or compensatory plan or arrangement.
* Confidential treatment has been granted by, or requested from, the SEC.
Dot Hill's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 001-13317.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference.

(14)	Filed as item 5.02(e) of our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated herein by reference.

(15)	Incorporated herein by reference to the description contained in our Current Report on Form 8-K filed with the SEC on July 29, 2005.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(24)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(26)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2009 and incorporated herein by reference.

(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

(31)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2012 and incorporated herein by reference.

(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date:	March 10, 2014

		By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	March 10, 2014

		By:	/S/ HANIF I. JAMAL
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

Name	Title	Date
/S/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2014

/S/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 10, 2014

/S/ CHARLES CHRIST Charles Christ	Chairman of the Board of Directors	March 10, 2014

/S/ TOM MARMEN Tom Marmen	Director	March 10, 2014

/S/ RICHARD MEJIA JR Richard Mejia, Jr.	Director	March 10, 2014

/S/ BARRY RUDOLPH Barry Rudolph	Director	March 10, 2014

/S/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Director	March 10, 2014

/S/ DEBBIE TIBEY Debbie Tibey	Director	March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and Subsidiaries
Longmont, Colorado
We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and Subsidiaries (the "Company") as of December 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and Subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the accompanying 2011 financial statements have been retrospectively adjusted for discontinued operations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Denver, Colorado
March 10, 2014

DOT HILL SYSTEMS CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2013
(In thousands, except par value data)

	December 31,
	2012	2013
ASSETS
Current Assets:
Cash and cash equivalents	$40,315	$40,406
Accounts receivable, net	25,025	42,907
Inventories	5,037	6,539
Prepaid expenses and other assets	5,810	7,265
Total current assets	76,187	97,117
Property and equipment, net	7,147	7,565
Other assets	603	702
Total assets	$83,937	$105,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,659	$33,255
Accrued compensation	4,863	4,922
Accrued expenses	8,690	8,935
Deferred revenue	2,889	4,211
Credit facility borrowings	2,800	2,000
Total current liabilities	41,901	53,323
Other long-term liabilities	3,261	4,414
Total liabilities	45,162	57,737
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2012 and 2013	—	—
Common stock, $.001 par value, 100,000 shares authorized, 58,265 and 59,138 shares issued and outstanding at December 31, 2012 and 2013, respectively	58	59
Additional paid-in capital	326,575	330,103
Accumulated other comprehensive loss	(3,533)	(3,254)
Accumulated deficit	(284,325)	(279,261)
Total stockholders’ equity	38,775	47,647
Total liabilities and stockholders’ equity	$83,937	$105,384
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
(In thousands, except per share amounts)

	Year ended December 31,
	2011	2012	2013
NET REVENUE	$195,827	$194,548	$206,565
COST OF GOODS SOLD	150,544	146,177	140,495
GROSS PROFIT	45,283	48,371	66,070
OPERATING EXPENSES:
Research and development	31,196	34,199	35,332
Sales and marketing	13,225	14,133	13,450
General and administrative	9,174	9,695	11,658
Total operating expenses	53,595	58,027	60,440
OPERATING INCOME (LOSS)	(8,312)	(9,656)	5,630
OTHER INCOME:
Interest income (expense), net	16	(8)	(16)
Other income (expense), net	(39)	11	(23)
Total other income (expense), net	(23)	3	(39)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(8,335)	(9,653)	5,591
INCOME TAX EXPENSE	129	749	51
INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,464)	(10,402)	5,540
LOSS FROM DISCONTINUED OPERATIONS	(13,560)	(4,548)	(476)
NET INCOME (LOSS)	$(22,024)	$(14,950)	$5,064
NET INCOME (LOSS) PER SHARE:
Income (Loss) from continuing operations	$(0.15)	$(0.18)	$0.09
Loss from discontinued operations	$(0.25)	$(0.08)	$(0.01)
Basic and Diluted	$(0.40)	$(0.26)	$0.09
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic	54,908	56,954	58,521
Diluted	54,908	56,954	59,247
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(22,024)	$(14,950)	$5,064
Foreign currency translation adjustment	(78)	129	279
Comprehensive income (loss)	$(22,102)	$(14,821)	$5,343
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
(In thousands, except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2011	55,953	$56	$315,257	$(3,584)	$(247,351)	$64,378
Issuance of warrant to customer			1,007			1,007
Common stock issued under stock plans, net	1,746	2	1,026			1,028
Share-based compensation expense			4,379			4,379
Excess tax benefit			12			12
Foreign currency translation adjustment				(78)		(78)
Net loss					(22,024)	(22,024)
Balance, December 31, 2011	57,699	$58	$321,681	$(3,662)	$(269,375)	$48,702
Common stock issued (canceled) under stock plans, net	(253)	—	166			166
Common stock issued under bonus plan	819	—	1,005			1,005
Share-based compensation expense			3,723			3,723
Foreign currency translation adjustment				129		129
Net loss					(14,950)	(14,950)
Balance, December 31, 2012	58,265	$58	$326,575	$(3,533)	$(284,325)	$38,775
Common stock issued under stock plans, net	873	1	838			839
Share-based compensation expense			2,690			2,690
Foreign currency translation adjustment				279		279
Net income					5,064	5,064
Balance, December 31, 2013	59,138	$59	$330,103	$(3,254)	$(279,261)	$47,647
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
(In thousands)

	2011	2012	2013
Cash Flows From Operating Activities:
Net income (loss)	$(22,024)	$(14,950)	$5,064
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,755	3,527	3,125
Provision of bad debt expense	203	25	2
Stock-based compensation expense	5,385	3,723	2,690
Issuance of warrant to customer	1,007	—	—
Long-lived assets impairment charge	2,928	1,647	—
Goodwill impairment charge	4,140	—	—
Loss on write-off of fixed assets	—	244	23
Changes in operating assets and liabilities:
Accounts receivable	3,309	6,621	(17,931)
Inventories	2,091	213	(1,503)
Prepaid expenses and other assets	(4,263)	1,740	(1,618)
Accounts payable	(92)	(7,474)	11,100
Accrued compensation and other expenses	5,833	(2,505)	614
Deferred revenue	(501)	2,017	1,340
Other long-term liabilities	(571)	2,726	1,182
Net cash provided by (used in) operating activities	2,200	(2,446)	4,088
Cash Flows From Investing Activities:
Purchases of property and equipment	(2,548)	(6,152)	(3,644)
Proceeds from sale of property and equipment	—	74	—
Net cash used in investing activities	(2,548)	(6,078)	(3,644)
Cash Flows From Financing Activities:
Principal payment of note payable	(398)	(71)	—
Payments on bank borrowings	—	(1,800)	(7,700)
Proceeds from bank borrowings	—	4,600	6,900
Shares withheld for tax purposes	(422)	(590)	(223)
Proceeds from sale of stock to employees	1,450	756	1,062
Net cash provided by financing activities	630	2,895	39
Effect of Exchange Rate Changes on Cash and Cash Equivalents	154	(224)	(392)
Net Increase (Decrease) in Cash and Cash Equivalents	436	(5,853)	91
Cash and Cash Equivalents, beginning of period	45,732	46,168	40,315
Cash and Cash Equivalents, end of period	$46,168	$40,315	$40,406
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment acquired but not yet paid	$1,540	$477	$398
Stock payment for employee bonus plan	—	1,005	—
Supplemental Cash Flow Data:
Cash paid for income taxes	$235	116	72
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
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
Foreign currency translation adjustments comprise the entire amount of our accumulated other comprehensive loss at December 31, 2012 and 2013. We incurred foreign currency transaction losses of $0.3 million and $0.5 million for the years ended December 31, 2011 and 2013. We incurred foreign currency transaction gains of $0.5 million for the year ended December 31, 2012.
Use of Accounting Estimates
The preparation of our audited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, recurring and specific issue warranty obligations (see Note 6), the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, the accruals for restructuring, and income taxes, including the valuation allowance for deferred tax assets. Actual results may differ from these estimates and such differences could be material.
Revenue Recognition
We derive our revenue from sales of our hardware products, software and services.
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that are integrated with our OEM customers' industry standard hardware and which become essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
We exclude from revenues taxes collected from customers on behalf of governmental authorities.
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
We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred costs are then recognized ratably over the contractual PCS support periods as a component of Cost of Goods Sold.

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
This resulted in an overstatement of $2.8 million of revenue and $1.9 million of costs in 2011. This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and research and development costs of $4.2 million and $3.1 million, respectively. Once all elements except PCS were delivered, the related deferred direct and incremental costs began to be recognized ratably over the contractual PCS support period, as a component of Cost of Goods Sold.
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
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered elements that relate to the hardware product’s essential software, and undelivered non-software services (all non-software related elements), we allocate the transaction price to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating the transaction price to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value generally exists only when we sell the deliverable separately and represents the actual price charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of the deliverables would be if they were sold regularly on a standalone basis.

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
Advertising Costs
We expense advertising costs in the period incurred. Advertising expense is included as a component of sales and marketing expense. Advertising expense was $1.2 million, $1.2 million and $1.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.
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
Cash and Cash Equivalents
We classify investments as cash equivalents if they are readily convertible to cash and have average maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of mutual money market funds issued or managed in the United States. At December 31, 2012 and 2013, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
As of December 31, 2013, $3.6 million of the $40.4 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.1 million of our cash and cash equivalents held by our foreign subsidiaries during 2014. We obtained a favorable ruling from one of the foreign jurisdictions and will not be charged foreign taxes on the repatriation and we expect net operating loss carryforwards and foreign tax credits to offset any remaining cash tax liability. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits.
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
The components of property and equipment consist of the following as of December 31, (in thousands):

	2012	2013
Machinery and equipment	14,810	16,628
Furniture, fixtures, and computer software	1,159	1,669
Leasehold improvements	1,926	2,578
Construction in progress	909	831
Total property and equipment, at cost	18,804	21,706
Less accumulated depreciation	(11,657)	(14,141)
Property and equipment, net	7,147	7,565
Depreciation expense was $2.2 million, $2.5 million and $3.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.
Concentration of Customers and Suppliers
A majority of our net revenue is derived from a limited number of customers. We currently have two customers that account for more than 10% of our total net revenue: HP and Tektronix. Our agreements with our original equipment manufacturers, or OEM, partners do not contain any minimum purchase commitments, do not obligate our OEM partners to purchase their storage solutions exclusively from us and may be terminated at any time upon notice from the applicable partner.
Net revenue by major customer is as follows (as a percentage of total net revenue):

	2011	2012	2013
HP	74%	68%	59%
Tektronix	6%	10%	13%
Other customers less than 10%	20%	22%	28%
Total	100%	100%	100%
If our relationship with HP or Tektronix were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix, or our other customers will expand or not otherwise be disrupted.
At December 31, 2012, our accounts receivable from HP were $17.0 million comprising 68% of our total accounts receivable. At December 31, 2013, our accounts receivable from HP were $27.2 million comprising 63% of our total accounts receivable. The increase in accounts receivable from HP is due to increased revenue in the fourth quarter and the change in credit terms. We expect sales to HP to continue to decline as a percentage of total revenue. No other customer balance exceeded 10% of our total accounts receivable balance at December 31, 2012 or 2013.
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
In September 2011, our primary AssuredUVS customer informed us that the AssuredUVS software would no longer be a component of its business strategy, resulting in significant declines in revenues for the Company. Our long-lived assets consisted of the intangible assets associated with our acquisition of certain identified Cloverleaf Communications, Inc., or Cloverleaf, assets acquired in January 2010. The impairment of these long-lived assets is now reported in discontinued operations (see Note 3), since we ceased all ongoing operational activities as of December 31, 2012.
Valuation of Goodwill
The changes in the carrying amount of goodwill are as follows during the years ended December 31, 2012 and 2013 (in thousands):

Total
Balance as of January 1, 2012
Goodwill	$44,840
Accumulated impairment losses	(44,840)
Balance as of December 31, 2012
Goodwill	44,840
Accumulated impairment losses	(44,840)
$—

Total
Balance as of January 1, 2013
Goodwill	$44,840
Accumulated impairment losses	(44,840)
Balance as of December 31, 2013
Goodwill	44,840
Accumulated impairment losses	(44,840)
$—
During September 2011, our primary AssuredUVS customer became delinquent on the settlement of its payables to us and upon our investigation it became evident that its financial resources were limited. It also informed us that it was changing its strategy, which would result in a significant decline in revenue for the Company, and we determined that the reporting unit was less than its carrying value. The impairment of the goodwill related to the reporting unit is now reported in discontinued operations (see Note 3), since we ceased all ongoing operational activities as of December 31, 2012.

Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Bad debt expense was $0.2 million, $0.0 million and $0.0 million for the years ended December 31, 2011, 2012 and 2013, respectively, including $0.2 million, $0.0 million and $0.0 million in discontinued operations.
Balance sheet details are as follows, (in thousands):

	December 31, 2012	December 31, 2013
Balance, beginning of the year	$203	$240
Write offs	—	(219)
Additions to allowance	37	2
Balance, end of the year	$240	$23
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
2. Earnings Per Share

Basic earnings per share, including continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share, including continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the year ended December 31, 2011 or 2012 because we incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

	2011	2012	2013
Income (loss) from continuing operations	$(8,464)	$(10,402)	$5,540
Basic weighted-average common shares outstanding	54,908	56,954	58,521
Assumed exercise of dilutive stock options and restricted stock	—	—	726
Diluted weighted-average common shares outstanding	54,908	56,954	59,247
Income (loss) from continuing operations:
Basic earnings (loss) per share	$(0.15)	$(0.18)	$0.09
Diluted earnings (loss) per share	$(0.15)	$(0.18)	$0.09

Outstanding equity awards not included in the calculation of diluted net earnings (loss) per share because their effect was anti-dilutive were as follows:

	December 31, 2011		December 31, 2012		December 31, 2013
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	7,314,039	$0.47 - $16.36	8,952,129	$0.47 - $16.36	5,879,842	$1.55 - $15.15
Unvested stock awards	2,221,205	$—	655,402	$—	92,811	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40	1,602,489	$2.40
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
We also evaluated goodwill for impairment and determined that the fair value of the reporting unit was less than its carrying value. Our valuation resulted in recognition of an impairment charge to goodwill of $4.1 million during the year ended December 31, 2011.
In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center, at which time it was determined that the valuations at that date were appropriate. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, we recognized an impairment of

$0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of cost of goods sold as of June 30, 2012. The AssuredUVS business is now recorded in discontinued operations, since we have ceased all ongoing operational activities as of December 31, 2013.
The following is a summary of the components of loss from discontinued operations for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	2011	2012	2013
Net revenue	$1,634	$360	$50
Cost of goods sold	5,284	2,501	142
Gross profit	(3,650)	(2,141)	(92)
Operating expenses:
Research and development	4,355	741	—
Sales and marketing	651	56	—
General and administrative	762	765	393
Restructuring charge (recovery)	—	844	(10)
Goodwill impairment charge	4,140	—	—
Total operating expenses	9,908	2,406	383
Operating loss	(13,558)	(4,547)	(475)
Other income (expense), net	(2)	(1)	(1)
Loss from discontinued operations	$(13,560)	$(4,548)	$(476)
The activity in 2013 is limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer.
4. Inventories
The components of inventories consist of the following (in thousands):

	December 31,
	2012	2013
Purchased parts and materials	$3,051	$2,911
Finished goods	1,986	3,628
Total inventory	$5,037	$6,539
Inventories are comprised of finished goods and purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our customers may require us to purchase and stock material amounts of inventory to ensure availability to meet forecasts, which increases our risk of excess quantities. Because our markets are volatile, are subject to technological risks, price changes and inventory reduction programs by our customers, and as we are required to make last-time buys of certain components on occasion, there is a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes result in a new cost basis for the inventory. When we sell or dispose of reserved inventory, the new cost basis is charged to cost of sales.

5. Intangible Assets
Identifiable intangible assets are as follows (in thousands):

		December 31, 2012
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,256)	$—
Total intangible assets		$4,256	$(4,256)	$—

		December 31, 2013
	Estimated Useful Life	Gross	Accumulated Amortization	Net
RaidCore technology	4 years	$4,256	$(4,256)	$—
Total intangible assets		$4,256	$(4,256)	$—
As of December 31, 2011, we recorded a $2.8 million impairment of our acquired internally developed software and $0.1 million impairment of our trade name (see Note 3). Effective with the February 6, 2012 announced restructuring plan, the AssuredUVS product family would no longer be marketed to customers and the underlying UVS technology would either be disposed of through a sale to a potential acquirer or, in the event a buyer could not be located, abandoned. Accordingly, the acquired software was temporarily idled, and no additional amortization expense was incurred subsequent to the February 6, 2012 announcement of the 2012 restructuring plan. In accordance with ASC 350, we evaluated the software for impairment as of February 6, 2012. At the time of that evaluation we were actively marketing the software for sale and believed the cash flows from a potential sale would have recovered the recorded book value. We continued actively marketing the software through June 2012. However, we were unsuccessful and all efforts toward locating a potential acquirer ceased as of June 30, 2012. Accordingly, we recognized an impairment for the remaining $1.6 million of acquired software as a component of cost of goods sold as of June 30, 2012. Additionally we are now reporting the underlying business as discontinued operations, since we have ceased all ongoing operational activities as of September 30, 2012. Amortization expense related to intangible assets totaled $1.1 million, $0.8 million and $0.0 million, for the years ended December 31, 2011, 2012 and 2013, respectively.
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

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. In the second and third quarters of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million, and future price concessions and rebates based on sales volumes. As of December 31, 2013, a $0.3 million liability related to this settlement remains outstanding.

During the second quarter of 2011, based on the advice of legal counsel, we established that our component supplier is contractually obligated to reimburse us for fair and reasonable costs we incur with our customers associated with these power supply failures. We continued to negotiate this settlement with our supplier and during the second quarter of 2012, the supplier signed a final settlement agreement providing for additional reimbursements above what was recognized as of September 30, 2011. Pursuant to the settlement, the supplier agreed to cash consideration of $1.2 million, which was fully received as of December 31, 2013. Additionally, our supplier committed to product rebates and/or price concessions on product orders for a period of 39 months from the execution of the settlement agreement, in return for our agreement to release our supplier from all obligations relating to the power supply failures known by us to date.

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier.

The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of December 31, 2013 we have not assumed or recorded any insurance reimbursement.

Our warranty accrual and cost activity is as follows (in thousands):

	December 31,
	2011	2012	2013
Balance, beginning of year	$982	$6,871	$4,455
Charges to operations	8,244	2,116	1,350
Deductions for costs incurred	(2,355)	(4,532)	(2,840)
Balance, end of year	$6,871	$4,455	$2,965
During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.
The table above does not include the corresponding $1.2 million benefit recorded within cost of sales in 2011 related to the current asset established for the recovery of such costs incurred by our customer which are to be reimbursed to us by our component supplier. There were no additional charges recorded in 2012 or 2013 related to the liability established for certain third-party material and service costs incurred by our customer related to replacing failed power supplies.
7. Credit Facilities
We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the bank's prime rate, which was 4% at December 31, 2013, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of December 31, 2013, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.
As of December 31, 2013 we had no outstanding letters of credit and there was $2.0 million outstanding under the Silicon Valley Bank line of credit. There was $28.0 million available for borrowing under the agreement as of December 31, 2013. We are currently in compliance with all covenant requirements.
8. Fair Value Measurements
The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,315	$40,315	$—	$—	$—

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,406	$40,406	$—	$—	$—
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and credit facility borrowings. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short maturities. The following disclosures relate to financial instruments for which the ending balances at December 31, 2012 and December 31, 2013, are not carried at fair value in their entirety on the consolidated balance sheets. These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at December 31, 2012 and 2013, respectively (in thousands).

		Fair Value Measurements Using
Description	December 31, 2012	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,800	$—	$2,800	$—	$—

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,000	$—	$2,000	$—	$—
The fair value of the Company's debt was estimated using a market approach based on the amount at the measurement date that the Company would receive to enter into an identical liability, since quoted prices for the Company's debt instrument are not available.
9. Income Taxes
Components of income (loss) from continuing operations before taxes are as follows for the years ended December 31, (in thousands):

	2011	2012	2013
Income (loss) from continuing operations before taxes:
U.S.	$(6,229)	$(7,211)	$9,051
Foreign	(2,106)	(2,442)	(3,460)
Total income (loss) from continuing operations before taxes	$(8,335)	$(9,653)	$5,591

Components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2011	2012	2013
Current:
Federal	$—	$—	$(28)
State, local and foreign	129	749	184
	129	749	156
Deferred:
Federal	—	—	—
State, local and foreign	—	—	(105)
	—	—	(105)
Total income tax provision	$129	$749	$51
The reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows for the years ended December 31, (in thousands):

	2011	2012	2013
Federal statutory rate	$(2,834)	$(3,282)	$1,901
State and local income taxes, net of federal benefit	(85)	(16)	65
State rate change and other adjustments	160	531	—
Adjustments to state deferred taxes	—	—	(590)
Increase (decrease) in valuation allowance	1,490	597	(1,672)
Foreign tax differential	816	915	24
Research and development credits	(49)	127	(365)
Share based compensation	402	518	491
Uncertain tax positions	(46)	767	(43)
Adjustments to federal deferred taxes	—	525	110
Other	275	67	130
Income tax provision	$129	$749	$51

The tax effect of temporary differences that give rise to deferred income taxes are as follows as of December 31, (in thousands):

	2012	2013
Deferred tax assets:
Net operating loss and tax credit carry forwards	$93,547	$93,128
Inventory reserve and uniform capitalization	2,016	1,474
Stock options and warrants	2,330	2,440
In-process research and development	237	—
Allowance for bad debts	232	171
Vacation accrual	386	261
Deferred rent	429	143
Deferred revenue	376	380
Warranty accrual	937	958
Depreciation and amortization	1,012	1,358
Other accruals and reserves	701	362
Accrued Bonus	—	873
Acquired intangibles	1,336	1,195
Total deferred tax assets	103,539	102,743
Deferred tax liabilities:
State taxes	(3,603)	(3,885)
Other	(205)	(548)
Total deferred income tax liabilities	(3,808)	(4,433)
Valuation allowance	(99,731)	(98,205)
Net deferred tax assets	$—	$105
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include deferred tax assets for net operating losses as of December 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.1 million if and when such excess tax benefits are recognized through current taxes payable. The Company uses ASC 740 ordering when determining when excess tax benefits or shortfalls have been realized.
U.S. income and withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2011	2012	2013
Balance, January 1	$5,111	$5,025	$5,726
Increase related to prior period positions	—	583	341
Increase related to current year tax positions	124	241	380
Reductions for tax positions of prior years	(210)	(123)	(676)
Settlements	—	—	—
Balance, December 31	$5,025	$5,726	$5,771

At December 31, 2011, 2012, and 2013 we had cumulative unrecognized tax benefits of approximately $5.0 million, $5.7 million, and $5.8 million, respectively, of which approximately $0.2 million, $0.9 million, and $0.8 million, respectively, are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.8 million, $4.8 million and $5.0 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2011, and 2012, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.1 million and $0.2 million, respectively. As of December 31, 2013, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was approximately $0.4 million. We anticipate $0.3 million of our unrecognized tax positions will be settled or reversed within the next 12 months.
Due to net operating losses and other tax attributes going forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2000 through December 31, 2013. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 2009 through 2013.
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
At December 31, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our deferred tax assets would be realized and have a $98.2 million valuation allowance associated with our deferred tax assets.
As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $192.9 million and $106.5 million, respectively, which begin to expire in the tax years ending 2017 and 2013, respectively. We had foreign net operating loss carryforwards of $43.8 million, which have no expiration date. In addition, we had federal tax credit carryforwards of $4.7 million, of which approximately $0.5 million can be carried forward indefinitely to offset future tax liability, and the remaining $4.2 million begin to expire in the tax year ending 2018. We also had state tax credit carryforwards of $3.5 million, of which the entire $3.5 million has no expiration date.
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
During 2011, 2012 and 2013, we granted restricted stock and options to purchase common stock with various vesting as approved by the Board upon each grant. As of December 31, 2013, 92,811 shares of restricted stock were outstanding under the 2009 EIP, of which none were performance-based restricted stock awards. Additionally, no shares of restricted stock were outstanding under the 2000 EIP. As of December 31, 2013, options to purchase 6,076,409 and 3,174,089 shares of common stock were outstanding under the 2009 EIP and 2000 EIP, respectively. 2,684,232 shares of common stock remained available for grant under the 2009 EIP.
2000 NEDSOP. Under our 2000 Non-Employee Directors Stock Option Plan, or 2000 NEDSOP, non-qualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our Board of Directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2013, options to purchase 600,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 293,124 shares of common stock remained available for grant under the 2000 NEDSOP.
2000 ESPP. Our stockholders approved our Amended and Restated Employee Stock Purchase Plan, or 2000 ESPP, at our Annual Meeting of Stockholders held on June 15, 2009, primarily to increase the share reserve under the 2000 ESPP by 4,000,000 shares. The 2000 ESPP qualifies under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provides our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 675,149 and 808,761 shares issued under the 2000 ESPP for the years ended December 31, 2012 and 2013, respectively. As of December 31, 2013, the 2000 ESPP had a total of 1,058,720 shares available for purchase.
As of December 31, 2013, total unrecognized share-based compensation cost related to unvested stock options, restricted stock awards, management stock incentive plan and our 2000 ESPP was $3.4 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The following table summarizes share-based compensation expense for the years ended December 31, (in thousands):

	2011	2012	2013
Cost of goods sold	$828	$617	$334
Sales and marketing	540	419	274
Research and development	2,200	1,705	1,054
General and administrative	1,548	1,024	1,028
Share-based compensation expense before taxes	5,116	3,765	2,690
Related deferred income tax benefits	—	—	—
Share-based compensation expense	$5,116	$3,765	$2,690
Share-based compensation expense is derived from:
Stock options	$1,434	$1,508	$1,924
Restricted stock awards	2,303	1,958	489
Stock bonus plan	1,005	—	—
2000 ESPP	374	299	277
Total	$5,116	$3,765	$2,690

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes pricing model.
A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2013	8,952,129	$2.93
Granted	2,331,500	1.57
Exercised	(210,551)	1.53
Forfeited	(268,985)	1.47
Expired	(953,595)	3.94
Outstanding at December 31, 2013	9,850,498	$2.58	4.35	$12,056,111
Vested and expected to vest at December 31, 2013	9,511,564	$2.62	4.28	$11,423,719
Exercisable at December 31, 2013	6,155,904	$3.17	3.65	$5,528,671
A summary of restricted stock award activity for 2013 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2013	655,402	$2.16
Granted	30,000	1.74
Vested	(567,268)	2.22
Forfeited	(25,323)	1.84
Outstanding and unvested at December 31, 2013	92,811	$1.73
The weighted average grant-date fair values of options granted during the years ended December 31, 2011, 2012 and 2013 were $1.78 per share, $0.89 per share, and $1.05 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 were $0.8 million, $0.0 million, and $0.2 million, respectively.
The weighted average grant-date fair values of restricted stock awards granted during the years ended December 31, 2011, 2012 and 2013 were $2.68, $1.23 and $1.74 per share, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2011, 2012 and 2013 was $1.4 million, $3.3 million and $1.3 million, respectively.
Cash generated from options exercised under all share-based compensation arrangements for the years ended December 31, 2011, 2012 and 2013 were $0.5 million, $0.0 million and $0.3 million, respectively. Cash generated from the purchase of shares through the 2000 ESPP for the years ended December 31, 2011, 2012 and 2013, was $0.9 million, $0.7 million, and $0.7 million respectively. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP.
The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $3.37 per share as of the last business day of the fiscal year ended December 31, 2013, which value would have been realized by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the years ended December 31, 2011, 2012 and 2013 was $1.2 million, $2.1 million, and $2.2 million, respectively.
To estimate compensation expense for the years ended December 31, 2011, 2012, and 2013 we used the Black-Scholes pricing model with the following weighted-average assumptions for equity awards granted:

	EIP and NEDSOP			ESPP
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
Risk-free interest rate	1.84%	1.19%	1.07%	0.17%	0.12%	0.09%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Volatility	85%	81%	82%	70%	64%	63%
Expected Term	5.4 years	5.2 years	5.3 years	0.5 years	0.5 years	0.5 years
Forfeiture Rate	0%-12.25%	0%-10.62%	0%-9.45%	—%	—%	—%
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
11. Employee Retirement Benefit Plans
Dot Hill Retirement Savings Plan
The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. At our discretion we may make contributions to this plan for plan participants. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2011, 2012 and 2013 were $0.1 million, $0.3 million and $0.4 million, respectively.
12. Commitments and Contingencies
Operating Leases
We lease office space, equipment and automobiles under non-cancelable operating leases, which expire at various dates through May 2018. Rent expense for the years ended December 31, 2011, 2012 and 2013 was $1.0 million, $1.1 million and $1.2 million, respectively. We record rent expense on a straight–line basis based on contractual lease payments.

Future minimum lease payments due under all non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$1,232
2015	1,224
2016	1,130
2017	1,155
2018	488
Thereafter	—
Total minimum lease payments	$5,229
For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.
Unconditional Purchase Obligations
We have unconditional inventory related purchase obligations to certain suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. Additionally, we have non-inventory related purchase obligations that represent purchase commitments made in the ordinary course of business. At December 31, 2013, we had approximately $34.6 million of unconditional purchase obligations, of which $1.1 million for excess purchase commitments was recorded in Accrued Expenses on the balance sheet.
Legal Proceedings
We are not party to any significant legal proceedings, but are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.
13. Segment Information
Operating segments, as defined in ASC 280, Segment Reporting, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (CODM), in deciding how to allocate resources and in assessing performance. ASC 280 also requires disclosures about products and services, geographic areas and significant customers.
Our CODM operates our business in one reportable operating segment that includes design, manufacture, and marketing of a range of software and hardware storage systems for the entry and mid-range storage markets.
Geographic Information
Net revenue is recorded in the geographic area in which the sale is originated. Long-lived assets include property and equipment, net and other non-current assets. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Net revenue:
United States	$193,755	$192,801	$204,764
Europe, Middle East and Africa	76	14	3
Asia	1,996	1,733	1,798
Total net revenue	$195,827	$194,548	$206,565
Long-lived assets:
United States	$4,945	$7,682	$8,147
Europe, Middle East and Africa	2,922	68	15
Asia	—	—	—
Total long-lived assets	$7,867	$7,750	$8,162

14. Quarterly Financial Information (Unaudited)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012:
Net revenue	$54,598	$47,708	$48,223	$44,019
Gross profit	15,565	12,661	12,268	7,877
Income (loss) before income taxes and discontinued operations	69	(2,545)	(2,581)	(4,596)
Net income (loss) from continuing operations	160	(2,945)	(2,734)	(4,883)
Basic and diluted net income (loss) per share from continuing operations	$—	$(0.05)	$(0.05)	$(0.08)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013:
Net revenue	$44,480	$50,683	$52,603	$58,799
Gross profit	14,440	17,007	16,873	17,750
Income (loss) before income taxes and discontinued operations	(526)	2,138	1,875	2,104
Net income (loss) from continuing operations	(560)	2,089	1,775	2,236
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$0.04	$0.03	$0.03