Form 10-Q
period 2014-03-31
DOT HILL SYSTEMS CORP
filed 2014-05-09
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

The registrant had 59,989,911 shares of common stock, $0.001 par value, outstanding as of April 30, 2014.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2014

Part I. Financial Information

Item 1. Financial Statements

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
AS OF DECEMBER 31, 2013 AND MARCH 31, 2014
(In thousands, except par value data)

	December 31, 2013	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,406	$40,322
Accounts receivable, net	42,907	33,672
Inventories	6,539	7,664
Prepaid expenses and other assets	7,265	6,106
Total current assets	97,117	87,764
Property and equipment, net	7,565	8,197
Other assets	702	625
Total assets	$105,384	$96,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,255	$26,259
Accrued compensation	4,922	3,527
Accrued expenses	8,935	7,994
Deferred revenue	4,211	5,012
Credit facility borrowings	2,000	—
Total current liabilities	53,323	42,792
Other long-term liabilities	4,414	4,229
Total liabilities	57,737	47,021
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2013 and March 31, 2014	—	—
Common stock, $.001 par value, 100,000 shares authorized, 59,138 and 59,953 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	59	60
Additional paid-in capital	330,103	332,462
Accumulated other comprehensive loss	(3,254)	(3,284)
Accumulated deficit	(279,261)	(279,673)
Total stockholders’ equity	47,647	49,565
Total liabilities and stockholders’ equity	$105,384	$96,586
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2014
NET REVENUE	$44,480	$48,207
COST OF GOODS SOLD	30,040	32,942
GROSS PROFIT	14,440	15,265
OPERATING EXPENSES:
Research and development	8,713	9,476
Sales and marketing	3,108	3,294
General and administrative	3,137	2,898
Total operating expenses	14,958	15,668
OPERATING LOSS	(518)	(403)
OTHER INCOME:
Interest income (expense), net	(7)	(18)
Other income (expense), net	(1)	10
Total other income (expense), net	(8)	(8)
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(526)	(411)
INCOME TAX EXPENSE	34	1
LOSS FROM CONTINUING OPERATIONS	(560)	(412)
LOSS FROM DISCONTINUED OPERATIONS	(421)	—
NET LOSS	$(981)	$(412)
NET INCOME (LOSS) PER SHARE:
Continuing operations:
Basic and diluted loss per share	$(0.01)	$(0.01)
Discontinued operations:
Basic and diluted loss per share	$(0.01)	$—
Net loss:
Basic and diluted loss per share	$(0.02)	$(0.01)
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	58,001	59,678
Diluted	58,001	59,678
COMPREHENSIVE LOSS:
Net loss	$(981)	$(412)
Foreign currency translation adjustment	144	(30)
Comprehensive loss	$(837)	$(442)
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014
(In thousands)

	Three Months Ended
	March 31,
	2013	2014
Cash Flows From Operating Activities:
Net loss	$(981)	$(412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	709	959
Stock-based compensation expense	668	578
Changes in operating assets and liabilities:
Accounts receivable	2,521	9,240
Inventories	91	(1,122)
Prepaid expenses and other assets	(266)	1,238
Accounts payable	456	(7,112)
Accrued compensation and other expenses	(3,074)	(2,809)
Deferred revenue	682	799
Other long-term liabilities	142	(252)
Net cash provided by operating activities	948	1,107
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,195)	(995)
Net cash used in investing activities	(1,195)	(995)
Cash Flows From Financing Activities:
Payments on bank borrowings	(2,800)	(2,000)
Proceeds from bank borrowings	2,800	—
Shares withheld for tax purposes	(114)	(72)
Proceeds from sale of stock to employees	387	1,854
Net cash provided by (used in) financing activities	273	(218)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(44)	22
Net Increase (Decrease) in Cash and Cash Equivalents	(18)	(84)
Cash and Cash Equivalents, beginning of period	40,315	40,406
Cash and Cash Equivalents, end of period	$40,297	$40,322
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment acquired but not yet paid	$489	$995
Supplemental Cash Flow Data:
Cash paid for income taxes	$17	$195
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2014.

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

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. We currently have two customers that account for more than 10% of our total net revenue: Hewlett Packard, or HP, and Tektronix, Inc., or Tektronix. Our agreements with our customers do not contain any minimum purchase commitments, do not obligate them to purchase their storage solutions exclusively from us and may be terminated at any time upon notice.

Net revenue consists of all product and services revenue. Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended
	March 31,
	2013	2014
HP	63%	49%
Tektronix	12%	15%
Other customers less than 10%	25%	36%
Total	100%	100%

If our relationship with HP or Tektronix were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix or our other customers will expand or not otherwise be disrupted.

We expect that the sale of our products and services to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future. Our Product Purchase Agreement with HP, as amended, terminates on October 30, 2016. HP also holds warrants to purchase 1,602,489 shares of our common stock at an exercise price of $2.40 per share, expiring on October 30, 2016.

We currently rely on a limited number of contract manufacturing partners to produce substantially all of our products. As a result, should any of our current manufacturing partners, such as Foxconn Technology Group, or parts suppliers not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted.

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. As of December 31, 2013 and March 31, 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

As of March 31, 2014, $3.3 million of the $40.3 million of cash and cash equivalents was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents held by our Netherlands subsidiary during 2014. We obtained a favorable ruling from one of the foreign jurisdictions and will not be charged foreign taxes on the repatriation and we expect net operating loss carryforwards and foreign tax credits to offset any remaining tax liability. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs.

Balance sheet details are as follows, (in thousands):

	March 31, 2013	March 31, 2014
Balance, beginning of the year	$240	$23
Additions to allowance	—	—
Write-offs	—	—
Recoveries	(9)	—
Balance, quarter ended	$231	$23

Long-lived Asset Impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges for the periods ended March 31, 2013 or 2014.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

2. Earnings Per Share

Basic earnings per share, including continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share, including continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2013 or March 31, 2014 because we incurred net losses in the periods and the effect of inclusion would have been anti-dilutive.

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three months ended March 31, 2013 and 2014 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2014
Loss from continuing operations	$(560)	$(412)
Basic weighted-average common shares outstanding	58,001	59,678
Assumed exercise of dilutive stock options, warrants and restricted stock	—	—
Diluted weighted-average common shares outstanding	58,001	59,678
Loss from continuing operations:
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	Three Months Ended
	March 31,
	2013		2014
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	9,159,312	$0.47 - $16.36	10,923,538	$0.47 - $7.84
Unvested stock awards	508,221	$—	43,220	—
Warrants	1,602,489	$2.40	1,602,489	2.40

Shares issued

Common stock activity during the period is as follows (in thousands).

	Three Months Ended
	March 31, 2013	March 31, 2014
Shares issued:
Options exercised	4	632
Shares purchased under stock plan	458	198
Share decreases:
Shares repurchased for tax purposes	(87)	(15)
Restricted stock awards canceled	(23)	—

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

The following is a summary of the components of loss from discontinued operations for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Net revenue	$20	$—
Cost of goods sold	131	—
Gross loss	(111)	—
Operating expenses:
Research and development	—	—
Sales and marketing	—	—
General and administrative	320	—
Restructuring charge	(10)	—
Total operating expenses	310	—
Operating loss	(421)	—
Other expense, net	—	—
Loss from discontinued operations	$(421)	$—

The activity in 2013 is limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer.

4. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2013	March 31, 2014
Purchased parts and materials	$2,911	$4,367
Finished goods	3,628	3,297
Total inventory	$6,539	$7,664

Inventories are comprised of finished goods and purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our customers may require us to purchase and stock material amounts of inventory to ensure availability to meet forecasts, which increases our risk of excess quantities. Because our markets are volatile and are subject to technological risks, price changes and inventory reduction programs by our customers, and because we are required to make last-time buys of certain components on occasion, there is a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes result in a new cost basis for the inventory. When we sell or dispose of reserved inventory, the new cost basis is charged to cost of sales.

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

Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Balance, beginning of period	$4,455	$2,965
Charges to operations	118	414
Deductions for payments made	(1,021)	(175)
Changes in estimates	(809)	40
Balance, end of period	$2,743	$3,244

During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change in estimate. In addition, the decrease in deductions for payments made during the three months ended March 31, 2013 as compared to the three months ended March 31, 2014 relates to price concessions and rebates based on sales volumes to a material customer related to a quality issue associated with certain power supply devices.

6. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of March 31, 2014 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of March 31, 2014, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.

As of March 31, 2014, the Company had zero outstanding under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of March 31, 2014. We are currently in compliance with all covenant requirements.

7. Fair Value Measurements

The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,406	$40,406	$—	$—	$—

		Fair Value Measurements Using
Description	March 31, 2014	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,322	$40,322	$—	$—	$—

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and credit facility borrowings. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short maturities. The following disclosures relate to financial instruments for which the ending balances at December 31, 2013 and March 31, 2014, are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheet. This table presents the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at December 31, 2013 (in thousands).

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,000	$—	$2,000	$—	$—

The Company had no outstanding borrowings on the credit facility as of March 31, 2014.

The fair value of the Company's debt was estimated using a market approach based on the amount at the measurement date that the Company would receive to enter into the identical liability, since quoted prices for the Company's debt instrument are not available.

8. Commitments and Contingencies

We are not party to any significant legal proceedings, but are involved in certain claims from time to time arising in the ordinary course of business involving our products, suppliers, and/or customers. Although adverse decisions or settlements of such claims may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Cumulative Translation Adjustment

If we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during 2014. The Netherlands operating unit currently has no active operations. Cumulative translation losses of approximately $2.7 million related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss.

9. Segment Information

Prior to the first quarter of 2014, our Chief Operating Decision Maker, or CODM, who is our President and Chief Executive Officer, managed our business as one reportable operating segment that included the design, manufacture and marketing of a range of software and hardware storage systems for the entry and midrange storage markets. Beginning in the first quarter of 2014, due to the growth and significance of our vertical markets, our CODM is managing our business in three reportable operating segments. Hence, we changed our reporting segments accordingly. Therefore, beginning with the first quarter of 2014, we have reported in the following three segments: Server OEM, Vertical Markets, and Corporate.

The Server OEM segment consists primarily of large Original Equipment Manufacturers who purchase products from us to sell along with their server products. Our products are typically sold in server led sales into their end-user customers' corporate information technology infrastructure. Major Server OEM customers include HP, Lenovo, Stratus, Dell, and AMD.

The Vertical Markets segment consists of strategically selected Vertical Markets, that have a propensity for high data growth. Some of our target Vertical Markets include Media & Entertainment, Telecommunications Infrastructure, Oil and Gas, Big Data Analytics and Digital Imaging, among others. These customers typically embed their products into their customer solutions which quite often generate revenue for their end-user customers. We sell to these customers through both Vertical Markets OEM partners or embedded solutions integrators, as well as through channel partners. Major Vertical Markets customers include Teradata, CGG, Motorola, Tektronix, Samsung, Concurrent, Autodesk, and Nokia Siemens.

The Corporate segment consists primarily of “platform costs” that support both the Server OEM and Vertical Markets segments.

Segment information for all periods presented has been reclassified to conform to fiscal 2014 presentation.

Net revenues by segment are as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Net revenue:
Server OEM	$30,383	$25,854
Vertical Markets	14,097	22,353
Corporate	$—	$—
Consolidated net revenue	$44,480	$48,207

Operating income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Operating income (loss):
Server OEM	$7,848	$5,122
Vertical Markets	4,077	7,407
Corporate	(12,443)	(12,932)
Consolidated operating income (loss)	$(518)	$(403)

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore asset, depreciation and amortization, or capital expenditure by segment information is not provided to our CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We design, manufacture and market a range of software and hardware storage systems for the entry and mid-range storage markets. We focus on selling through server-based original equipment manufacturers (OEMs), such as Hewlett-Packard, or HP, Dell Inc. or Dell, Lenovo Group Limited, or Lenovo, Advanced Micro Devices, Inc., or AMD, and Stratus Technologies, or Stratus; as well as into vertical markets through embedded solution OEMs, such as Teradata Corporation or Teradata, CGG Veritas or CGG, Motorola, Inc. or Motorola, Tektronix Inc. or Tektronix, Samsung Electronics or Samsung, Concurrent Computer Corporation or Concurrent, Autodesk Inc. or Autodesk, Imagine Communications and Nokia Siemens Network or Nokia Siemens, which primarily include media and entertainment, telecommunications, high performance computing, digital image archive, big data and oil and gas. Our vertical market customers are OEMs, who embed our products into their solutions, as well as resellers.

Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our server-based OEMs go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and Planning, retail transactions and voicemail. On the other hand, much of our product sales into vertical markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN(TM) family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.

Our products span Price Bands 2 through 5 as defined by International Data Corporation. Our AssuredSAN 2000 and 3000 Series products address the entry level market (bands 2 and 3) and AssuredSAN 4000 and Pro 5000 Series address the mid-range market (bands 4 and 5). AssuredSAN Pro 5000 Series products include RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance Solid State Drives (SSDs) to their maximum benefit, while storing less frequently accessed data on larger and much less expensive hard disk drives (HDDs). Our AssuredSAN 2000 and 3000 Series products are typically, but not exclusively, sold through our Server OEM partners and AssuredSAN 4000 and Pro 5000 Series are typically, but not exclusively, sold through our Vertical Market partners.

Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable customer. Our ability to achieve and maintain profitability will depend on, among other things, the level and mix of orders we actually receive from such customers, the actual amounts we spend on marketing support, the actual amounts we spend for inventory support and incremental internal investment to develop or enhance our products, our ability to reduce product cost, our product lead time, our ability to meet delivery schedules required by our customers and the economic environment.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through server-based OEMs, vertical markets partners that include embedded solution OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' server-based OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our vertical markets partners include Teradata, CGG, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Imagine Communications and Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.

We began shipping products to HP in the fourth quarter of 2007. Our products are primarily sold as HP’s MSA 2000/P2000 product family. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 63% and 49% of our total net revenue for the three months ended March 31, 2013 and March 31, 2014, respectively. We expect sales to HP to continue to decline as a percentage of total revenue, but we still anticipate it to represent a substantial percentage of our total net revenue in 2014.

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

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our customer's product launch timelines and sales cycle; and

•
the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us.

For these and other reasons, our net revenue and results of operations for the three months ended March 31, 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. The majority of our products sold in 2013 and to date in 2014 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products throughout 2014.

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

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2014, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Three Months Ended
	March 31,
	2013	2014
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	67.5	68.3
GROSS PROFIT	32.5	31.7
OPERATING EXPENSES:
Research and development	19.6	19.7
Sales and marketing	7.0	6.8
General and administrative	7.1	6.0
Total operating expenses	33.7	32.5
OPERATING LOSS	(1.2)	(0.8)
Other income (expense), net	(0.0)	(0.0)
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(1.2)	(0.8)
INCOME TAX EXPENSE	0.1	0.0
LOSS FROM CONTINUING OPERATIONS	(1.3)	(0.8)
LOSS FROM DISCONTINUED OPERATIONS	(0.9)	—
NET LOSS	(2.2)%	(0.8)%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2014

Net Revenue

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Net revenue:
Server OEM	$30,383	$25,854	$(4,529)	(14.9)%
Vertical Markets	14,097	22,353	8,256	58.6%
Consolidated net revenue	$44,480	$48,207	$3,727	8.4%

Server OEM net revenue decreased $4.5 million from $30.4 million for the three months ended March 31, 2013 to $25.9 million for the three months ended March 31, 2014. This decrease was due to a $4.3 million decrease in revenue from HP from $27.9 million for the three months ended March 31, 2013 to $23.6 million for the three months ended March 31, 2014, along with a decrease of $0.2 million in sales to various other Server OEM customers. Sales to HP approximated 63% of our net revenue for the three months ended March 31, 2013 compared to 49% of our net revenue for the three months ended March 31, 2014. We expect sales to HP as a percentage of total revenue for the year ending December 31, 2014 to continue to decline relative to the year ended December 31, 2013, but to continue to represent a substantial portion of our net revenue during 2014.

Vertical Markets net revenue increased $8.3 million from $14.1 million for the three months ended March 31, 2013 to $22.4 million for the three months ended March 31, 2014. The increase in net revenue was primarily due to ramp in sales to existing Vertical Markets OEM customers. Specifically, sales to Tektronix increased $2.2 million, from $5.2 million for the three months ended March 31, 2013 to $7.4 million for the three months ended March 31, 2014, along with an increase of $6.1 million in sales to various other Vertical Market customers. Sales to Tektronix approximated 12% of our net revenue for the three months ended March 31, 2013 compared to 15% of our net revenue for the three months ended March 31, 2014. We expect sales to Tektronix to continue to represent a substantial portion of our net revenue during 2014.

Cost of Goods Sold

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Cost of goods sold:
Server OEM	$22,100	$20,250	$(1,850)	(8.4)%
Vertical Markets	7,940	12,692	4,752	59.8%
Consolidated cost of goods sold	$30,040	$32,942	$2,902	9.7%

Server OEM cost of goods sold decreased $1.9 million from $22.1 million for the three months ended March 31, 2013 to $20.2 million for the three months ended March 31, 2014, primarily as a result of the decrease in revenue from these customers during the quarter. In addition, cost of goods sold did not decrease at the same rate as revenue due to the allocated fixed costs of goods sold being relatively stable in comparison to the decrease in revenue.

Vertical Markets cost of goods sold increased $4.8 million from $7.9 million for the three months ended March 31, 2013 to $12.7 million for the three months ended March 31, 2014, primarily as a result of the increase in revenue during the quarter.

Gross Profit

	Three Months Ended March 31,				Increase/(Decrease)	% Change
	2013	% of Revenue	2014	% of Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$8,283	27.3%	$5,604	21.7%	$(2,679)	(32.3)%
Vertical Markets	6,157	43.7%	9,661	43.2%	3,504	56.9%
Consolidated gross profit	$14,440	32.5%	$15,265	31.7%	$825	5.7%

Server OEM gross profit decreased from 27.3% for the three months ended March 31, 2013 to 21.7% for the three months ended March 31, 2014. The main driver of the decrease in gross profit margin for Server OEM is the allocated fixed cost of goods sold being relatively stable in comparison to the decrease in revenue.

Vertical Markets gross profit decreased from 43.7% for the three months ended March 31, 2013 to 43.2% for the three months ended March 31, 2014. The main driver of the decrease in gross profit margin for Vertical Markets is the revenue mix of customers.

Research and Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Research and development expenses	$8,713	$9,476	$763	8.8%

Consolidated research and development expenses increased $0.8 million from $8.7 million for the three months ended March 31, 2013 to $9.5 million for the three months ended March 31, 2014. Research and development expenses are included in the Corporate segment. The increase was primarily due to a $0.3 million increase in salaries and related expenses due to an increase in headcount and a $0.1 million increase in project materials and tooling expenses. The increase in project materials and tooling expenses is due to the scheduling and timing of new product development. In addition, the research and development expenses for the three months ended March 31, 2013 included a non-recurring deferral of $0.4 million related to a certain software contract.

We expect that the timing of our engineering material purchases and headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Sales and marketing expense:
Server OEM	$435	$482	$47	10.8%
Vertical Markets	2,080	2,254	174	8.4%
Corporate	593	558	(35)	(5.9)%
Consolidated sales and marketing	$3,108	$3,294	$186	6.0%

Vertical Markets sales and marketing expense increased $0.2 million from $2.1 million for the three months ended March 31, 2013 to $2.3 million for the three months ended March 31, 2014. This increase was primarily due to an increase of $0.1 million in salaries and related expenses due to an increase in commissions due to higher Vertical Markets revenues and an increase of $0.1 million in trade shows and other marketing activities.

General and Administrative Expenses

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
General and administrative expenses	$3,137	$2,898	$(239)	(7.6)%

Consolidated general and administrative expense decreased $0.2 million from $3.1 million for the three months ended to $2.9 million for the three months ended March 31, 2014. General and administrative expenses are included in the Corporate segment. The decrease was primarily due to a $0.3 million unrealized currency loss in the first quarter of 2013 as compared to a $0.1 million unrealized currency gain in the first quarter of 2014. Additionally, there was a $0.2 million decrease in salaries and related expenses due to lower bonus accruals as compared to 2013. The decrease is partially offset by an increase of $0.3 million in audit and legal fees and an increase of $0.1 of stock compensation expense.

Other Income (Expense), net

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded income tax expense of $0.0 million for the three months ended March 31, 2013, as compared to income tax expense of $0.0 million for the three months ended March 31, 2014. Our current year provision primarily includes estimated liabilities relating to tax expense in certain states and foreign jurisdictions in which we operate, offset partially by a favorable adjustment to settlements for tax liabilities owed to certain foreign jurisdictions.

Loss From Discontinued Operations

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Loss from discontinued operations	$(421)	$—	$421	100.0%

Loss from discontinued operations increased $0.4 million from a loss from discontinued operations of $0.4 million for the three months ended March 31, 2013 to no loss from discontinued operations for the three months ended March 31, 2014. The activity in 2013 is limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our discontinued operations.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net loss, working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our suppliers. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We plan to grant an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. While this will likely delay collection of our accounts receivable and correspondingly reduce cash, our net working capital will not be impacted. Our accounts payable also increase or decrease in connection with changes in volumes as well as our cash conservation strategies.

As of March 31, 2014, we had $40.3 million of cash and cash equivalents and $45.0 million of working capital compared to $40.4 million of cash and cash equivalents and $43.8 million of working capital as of December 31, 2013. The changes in cash and cash equivalents are further described below.

Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of March 31, 2014, $3.3 million of the $40.3 million of cash and cash equivalents was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents held by our Netherlands subsidiary during 2014. We obtained a favorable ruling from one of the foreign jurisdictions and will not be charged foreign taxes on the repatriation and we expect net operating loss carryforwards and foreign tax credits to offset any remaining tax liability. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $0.9 million compared to $1.1 million for the three months ended March 31, 2014. The operating activities that affected cash consisted primarily of net loss, which totaled $1.0 million for the three months ended March 31, 2013 compared to $0.4 million for the three months ended March 31, 2014. The decrease in our net loss was primarily attributable to an increase in revenues. Also, for the three months ended March 31, 2013, we incurred a loss from discontinued operations of $0.4 million. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our discontinued operations.

The adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31, 2014 for items that did not affect cash consisted of depreciation of $1.0 million and stock-based compensation expense of $0.6 million.

Cash flows from operations reflects the positive impact of $9.2 million related to a decrease in accounts receivable from December 31, 2013 to March 31, 2014, which was primarily due to the intra-quarter timing of revenues. This was partially offset by the increase in payment terms to a large OEM customer. The net result was a decrease in the number of days sales outstanding, from 67 days at the end of the fourth quarter of 2013 to 63 days at the end of the first quarter of 2014. Additionally, the balance in accounts receivable at December 31, 2013 was larger due to seasonal year-end demand. Deferred revenue had a $0.8 million positive impact to cash from operations from December 31, 2013 to March 31, 2014 due to an increase in prepaid maintenance agreements sold through our channel partners, and the deferral of revenue for certain software contracts, to be recognized over the contract terms. Prepaid expenses and other assets had a $1.2 million positive impact to cash from operations from December 31, 2013 to March 31, 2014, which was primarily due to increases in non-trade accounts receivable and certain other annual prepaid contracts.

Cash flows from operations reflect a negative impact of $7.1 million related to a decrease in accounts payable from December 31, 2013 to March 31, 2014, due to a decrease in inventory purchases driven by decreased sales volumes. The change in accrued compensation and other expenses negatively impacted the cash from operations by $2.8 million due primarily to the payment of accrued bonuses during the first quarter of 2014. The increase in inventory had a $1.1 million negative impact on operation cash flows. The inventory increase in the first quarter of 2014 primarily relates to strategic inventory purchases. The increase in other long-term liabilities of $0.3 million was primarily due to a decrease in long-term deferred revenue.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was $1.2 million compared to 1.0 million for the three months ended March 31, 2014. Cash used in investing activities for the three months ended March 31, 2014 was due to purchases of test and other equipment used at our contract manufacturing partners in the production of our products.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2013 was $0.3 million compared to $0.2 million of cash used in financing activities for the three months ended March 31, 2014. Cash used in financing activities for the three months ended March 31, 2014 was primarily due to a pay down of our borrowings on our credit facility of $2.0 million and tax liability payments of $0.1 million made by Dot Hill associated with employee equity awards. This was partially offset by the sale of stock to employees under our employee stock plans of $1.9 million.

Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months. However, we may deem it necessary to invest in our business, our technologies, or other businesses, in which case we may need to raise additional funds through debt or equity financing. Also, our capital resources could be negatively impacted by unforeseen future events.

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the timing and extent of net revenue and expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn, our major contract manufacturing partner, were to shorten our payment terms with them, or if HP were to further lengthen their payment terms with us, our financial condition could be negatively impacted.

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of March 31, 2014 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of March 31, 2014, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.

As of March 31, 2014, the Company had zero outstanding under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of March 31, 2014. We are currently in compliance with all covenant requirements.

At March 31, 2014, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our March 31, 2014 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of March 31, 2014, there was zero outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the three months ended March 31, 2014 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Additionally, if we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during 2014. The Netherlands operating unit currently has no active operations. Cumulative translation losses related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.1 million in foreign currency transaction gains during the three months ended March 31, 2014. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates could result in foreign currency losses of approximately $0.3 million.

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

Part II. Other Information

Item 1. Legal Proceedings

We are not party to any significant legal proceedings, but are involved in certain claims from time to time arising in the ordinary course of business involving our products, suppliers, and/or customers. Although adverse decisions or settlements of such claims may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2013. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. We face risks described but not limited to those detailed below. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.

Our business is highly dependent on a limited number of customers. For example, sales to HP and Tektronix accounted for 59% and 13%, respectively, of our net revenue for the year ended December 31, 2013 and 49% and 15%, respectively, of our net revenue for the three months ended March 31, 2014. We expect HP will represent much greater than 10% and Tektronix will represent at least 10% of our net revenue for the year ending December 31, 2014. If our relationship with HP, Tektronix or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix or our other customers will expand or not otherwise be disrupted.

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

None of our contracts with our existing customers, including HP and Tektronix, contain minimum purchase commitments and while our contracts typically contain a specified term, our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing or volume of purchases by our major customers could result in lower net revenue. For example, we cannot be certain that our sales to any of our customers will continue at historical levels or will reach expected levels. In addition, our existing contracts do not require our customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our customers may sell the products of our competitors. The decision by any of our customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenue to decline substantially, and our business, financial condition and results of operations could be significantly harmed.

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

Furthermore, we are contractually obligated to purchase excess and obsolete material and finished goods from our contract manufacturer if not consumed within 90 days of our contract manufacturer’s purchase, which could have a material effect on our financial results.

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

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions, new interface protocol, evolving industry standards and consolidation among our competitors, suppliers and customers. Customer preferences in this market are difficult to predict and changes in those preferences and the introduction of new products by our competitors or us, or new entrants into the open systems storage market, could render our existing products obsolete or uncompetitive. Our success will depend upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products, and to develop and introduce on a timely basis new competitive products, including new software and hardware, and enhancements to existing software and hardware that keep pace with technological developments and emerging industry standards, such as the market shift to cloud-related infrastructure. If we cannot successfully identify, manage, develop, manufacture or market product enhancements or new products, our business will be harmed. In addition, consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions.

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

We primarily sell to HP, Tektronix and other OEMs and thus do not need to make substantial incremental investments in sales and marketing to generate demand for our products to our customers. Additionally, we outsource substantially all of our manufacturing to very large contract manufacturing partners in Asia. Hence, there is little incremental cost required to increase our production capacity. Furthermore, we have an adopted modular architecture to our storage system products and consequently if our customers do not require substantial customization, we are able to launch products based on existing product platforms for new OEMs or channel partners at modest incremental expenditures.

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

Pricing pressures also exist from our significant customers that may attempt to change the terms, including pricing, payment terms and post sales obligations with us. For example, during the fourth quarter of 2013, we increased payment terms to a large OEM customer. We plan to grant an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. As our customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually, or otherwise, commit to price reductions for our products prior to determining if we can implement corresponding cost reductions. If we are unable to achieve such cost reductions, or are unable to pass along cost increases to our customers, and have to reduce the pricing of our products, our gross margin may be negatively impacted which could have a material adverse effect on our business, financial condition and results of operations.

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

For the years ended December 31, 2012 and 2013 we incurred income (loss) from continuing operations of $(10.4) million and $5.5 million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2014. Consequently, we cannot assure you that we will be profitable in any future period.

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

Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business over the coming years. Our results of operations, financial position and cash flows could be materially adversely affected due to this health care reform legislation. We expect to experience significant increases in health care costs during the remainder of 2014 and into the foreseeable future.

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

We retain sensitive data in our secure data centers and on our networks, including intellectual property, proprietary business information and personally identifiable information. We face a number of threats to our data centers and networks from unauthorized access, security breaches and other system disruptions. As with any company with an internet presence, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers’, our business partners’ or our employees’ intellectual property, proprietary business information or personally identifiable information. In addition, we have outsourced a number of our business functions to third party contractors, and any breach of their security systems could adversely affect us.

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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)
3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)
4.1	Form of Common Stock Certificate. (4)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)
4.3	Form of Rights Certificate. (5)
4.4	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)
10.1	Non-Employee Director Compensation Policy.
10.2†	Amendment Fifteen to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

†	Confidential treatment has been granted by, or requested from, the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date:	May 9, 2014

		By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	May 9, 2014

		By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)