Form 10-Q
period 2014-06-30
DOT HILL SYSTEMS CORP
filed 2014-08-08
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

The registrant had 60,377,412 shares of common stock, $0.001 par value, outstanding as of July 31, 2014.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2014

Part I. Financial Information

Item 1. Financial Statements

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
AS OF DECEMBER 31, 2013 AND JUNE 30, 2014
(In thousands, except par value data)

	December 31, 2013	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,406	$42,196
Accounts receivable, net	42,907	32,814
Inventories	6,539	7,532
Prepaid expenses and other assets	7,265	4,823
Total current assets	97,117	87,365
Property and equipment, net	7,565	7,577
Other assets	702	602
Total assets	$105,384	$95,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,255	$24,092
Accrued compensation	4,922	3,441
Accrued expenses	8,935	7,509
Deferred revenue	4,211	5,045
Credit facility borrowings	2,000	—
Total current liabilities	53,323	40,087
Other long-term liabilities	4,414	4,276
Total liabilities	57,737	44,363
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2013 and June 30, 2014	—	—
Common stock, $.001 par value, 100,000 shares authorized, 59,138 and 60,322 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	59	60
Additional paid-in capital	330,103	334,155
Accumulated other comprehensive loss	(3,254)	(3,283)
Accumulated deficit	(279,261)	(279,751)
Total stockholders’ equity	47,647	51,181
Total liabilities and stockholders’ equity	$105,384	$95,544
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
NET REVENUE	$50,683	$48,222	$95,163	$96,429
COST OF GOODS SOLD	33,676	32,199	63,716	65,141
GROSS PROFIT	17,007	16,023	31,447	31,288
OPERATING EXPENSES:
Research and development	8,908	9,340	17,621	18,816
Sales and marketing	3,187	3,843	6,295	7,137
General and administrative	2,767	2,851	5,904	5,749
Total operating expenses	14,862	16,034	29,820	31,702
OPERATING INCOME (LOSS)	2,145	(11)	1,627	(414)
OTHER INCOME (EXPENSE):
Interest income (expense), net	(8)	(4)	(15)	(22)
Other income (expense), net	1	11	—	21
Total other income (expense), net	(7)	7	(15)	(1)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	2,138	(4)	1,612	(415)
INCOME TAX EXPENSE	49	74	83	75
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,089	(78)	1,529	(490)
LOSS FROM DISCONTINUED OPERATIONS	(12)	—	(433)	—
NET INCOME (LOSS)	$2,077	$(78)	$1,096	$(490)
NET INCOME (LOSS) PER SHARE:
Continuing operations:
Basic and diluted income (loss) per share	$0.04	$(0.00)	$0.03	$(0.01)
Discontinued operations:
Basic and diluted loss per share	$(0.00)	$—	$(0.01)	$—
Net income (loss):
Basic and diluted income (loss) per share	$0.04	$(0.00)	$0.02	$(0.01)
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	58,384	60,159	58,194	59,920
Diluted	58,797	60,159	58,616	59,920
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2,077	$(78)	$1,096	$(490)
Foreign currency translation adjustment	60	1	204	(29)
Comprehensive income (loss)	$2,137	$(77)	$1,300	$(519)
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2014
(In thousands)

	Six Months Ended
	June 30,
	2013	2014
Cash Flows From Operating Activities:
Net income (loss)	$1,096	$(490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,463	1,891
Stock-based compensation expense	1,357	1,632
Provision for bad debt expense	(5)	2
Write-off of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(4,053)	9,861
Inventories	839	(1,035)
Prepaid expenses and other assets	(240)	2,544
Accounts payable	2,123	(9,122)
Accrued compensation and other expenses	(836)	(3,213)
Deferred revenue	1,098	831
Other long-term liabilities	160	(143)
Net cash provided by operating activities	3,002	2,763
Cash Flows From Investing Activities:
Purchases of property and equipment	(2,327)	(1,432)
Net cash used in investing activities	(2,327)	(1,432)
Cash Flows From Financing Activities:
Payments on bank borrowings	(5,600)	(2,000)
Proceeds from bank borrowings	4,900	—
Shares withheld for tax purposes	(215)	(80)
Proceeds from sale of stock to employees	428	2,500
Net cash provided by (used in) financing activities	(487)	420
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(101)	39
Net Increase in Cash and Cash Equivalents	87	1,790
Cash and Cash Equivalents, beginning of period	40,315	40,406
Cash and Cash Equivalents, end of period	$40,402	$42,196
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment acquired but not yet paid	$308	$832
Property and equipment transferred from inventory	—	42
Supplemental Cash Flow Data:
Cash paid for income taxes	$84	$260
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2014.

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

Deferred Revenue

We defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer, we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as "hubbing" arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. We currently have two customers that account for approximately 10% or more of our total net revenue: Hewlett Packard, or HP, and Tektronix, Inc., or Tektronix. Our agreements with our customers do not contain any minimum purchase commitments, do not obligate them to purchase their storage solutions exclusively from us and may be terminated at any time upon notice.

Net revenue consists of all product and services revenue. Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
HP	52%	50%	57%	50%
Tektronix	21%	4%	16%	10%
Other customers less than 10%	27%	46%	27%	40%
Total	100%	100%	100%	100%

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

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. As of December 31, 2013 and June 30, 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

As of June 30, 2014, $3.6 million of the $42.2 million of cash and cash equivalents was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2014. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any tax liability should one arise. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs.

Balance sheet details are as follows, (in thousands):

	June 30, 2013	June 30, 2014
Balance, beginning of the year	$240	$23
Additions to allowance	3	2
Write-offs	(213)	—
Recoveries	(8)	—
Balance, quarter ended	$22	$25

Long-lived Asset Impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges for the periods ended June 30, 2013 or 2014.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This update creates modifications to various revenue accounting standards for specialized transactions and industries. ASU 2014-09 is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The updated guidance is effective for public entities for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's unaudited condensed consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation - Stock Compensation (Topic 718) ("ASU 2014-12"). This update requires performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance target. The updated guidance is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities have the choice to apply ASU 2014-12 either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company will prospectively adopt the standard in our annual period beginning January 1, 2015. The adoption is not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

2. Earnings Per Share

Basic earnings per share, including continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share, including continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2014 because we incurred net losses in the periods and the effect of inclusion would have been anti-dilutive.

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three and six months ended June 30, 2013 and 2014 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Income (loss) from continuing operations	$2,089	$(78)	$1,529	$(490)
Basic weighted-average common shares outstanding	58,384	60,159	58,194	59,920
Assumed exercise of dilutive stock options, warrants and restricted stock	413	—	422	—
Diluted weighted-average common shares outstanding	58,797	60,159	58,616	59,920
Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.04	$(0.00)	$0.03	$(0.01)
Diluted income (loss) per share	$0.04	$(0.00)	$0.03	$(0.01)

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	Three Months Ended
	June 30,
	2013		2014
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	7,299,887	$1.26 - $16.36	10,573,585	$0.47 - $7.84
Unvested stock awards	5,550	$—	34,845	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40

	Six Months Ended
	June 30,
	2013		2014
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	8,725,951	$1.06 - $16.36	10,573,585	$0.47 - $7.84
Unvested stock awards	11,753	$—	34,845	—
Warrants	1,602,489	$2.40	1,602,489	2.40

Shares issued

Common stock activity during the period is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Shares issued:
Options exercised	27	273	31	905
Restricted stock awards granted	30	30	30	30
Shares purchased under stock plan	—	68	458	266
Share decreases:
Shares repurchased for tax purposes	(61)	(2)	(147)	(17)
Restricted stock awards canceled	—	—	(23)	—

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

The following is a summary of the components of loss from discontinued operations for the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net revenue	$2	$—	$22	$—
Cost of goods sold	11	—	142	—
Gross loss	(9)	—	(120)	—
Operating expenses:
Research and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	3	—	323	—
Restructuring charge	—	—	(10)	—
Total operating expenses	3	—	313	—
Operating loss	(12)	—	(433)	—
Other expense, net	—	—	—	—
Loss from discontinued operations	$(12)	$—	$(433)	$—

The activity in 2013 was limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer.

4. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2013	June 30, 2014
Purchased parts and materials	$2,911	$2,027
Finished goods	3,628	5,505
Total inventory	$6,539	$7,532

Inventories are comprised of finished goods and purchased parts and assemblies, which include costs to purchase assembled units and overhead, and are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our customers may require us to purchase and stock material amounts of inventory to ensure availability to meet forecasts, which increases our risk of excess quantities. Because our markets are volatile and are subject to technological risks, price changes and inventory reduction programs by our customers, and because we are required to make last-time buys of certain components on occasion, there is a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes result in a new cost basis for the inventory. When we sell or dispose of reserved inventory, the new cost basis is charged to cost of sales.

5. Product Warranties

Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component, system, or firmware without charge generally for a period of three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. Estimated liabilities for product warranties are included in accrued expenses.

Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Balance, beginning of period	$2,743	$3,244	$4,455	$2,965
Charges to operations	372	412	490	826
Deductions for payments made	(145)	(175)	(1,166)	(350)
Changes in estimates	(287)	(118)	(1,096)	(78)
Balance, end of period	$2,683	$3,363	$2,683	$3,363

During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change in estimate. In addition, the decrease in deductions for payments made during the six months ended June 30, 2013 as compared to the six months ended June 30, 2014 relates to price concessions and rebates based on sales volumes issued in 2013 to a material customer related to a quality issue associated with certain power supply devices.

6. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of June 30, 2014 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of June 30, 2014, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.

As of June 30, 2014, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of June 30, 2014. We are currently in compliance with all covenant requirements.

7. Fair Value Measurements

The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,406	$40,406	$—	$—	$—

		Fair Value Measurements Using
Description	June 30, 2014	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$42,196	$42,196	$—	$—	$—

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and credit facility borrowings. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short maturities. The following disclosures relate to financial instruments for which the ending balances at December 31, 2013 and June 30, 2014 are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheet. This table presents the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at December 31, 2013 (in thousands):

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,000	$—	$2,000	$—	$—

The Company had no outstanding borrowings on the credit facility as of June 30, 2014.

The fair value of the Company's debt was estimated using a market approach based on the amount at the measurement date that the Company would receive to enter into the identical liability, since quoted prices for the Company's debt instrument are not available.

8. Commitments and Contingencies

We are currently involved in a legal proceeding that in our opinion lacks merit, but has a possibility of resulting in an unfavorable outcome. However, we are unable to determine a range of possible outcomes at this point. In addition, we are involved in certain claims from time to time arising in the ordinary course of business involving our products, suppliers, and/or customers. Although adverse decisions or settlements of such claims may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

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

The Corporate segment consists primarily of costs that support both the Server OEM and Vertical Markets segments.

Segment information for all periods presented has been reclassified to conform to fiscal 2014 presentation.

Net revenues by segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net revenue:
Server OEM	$29,400	$27,463	$59,783	$53,317
Vertical Markets	21,283	20,759	35,380	43,112
Corporate	—	—	—	—
Consolidated net revenue	$50,683	$48,222	$95,163	$96,429

Operating income (loss) by segment and a reconciliation to consolidated income (loss) before income taxes and discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Operating income (loss):
Server OEM	$7,270	$6,242	$15,118	$11,364
Vertical Markets	7,168	6,762	11,245	14,169
Corporate	(12,293)	(13,015)	(24,736)	(25,947)
Consolidated operating income (loss)	2,145	(11)	1,627	(414)
Consolidated total other income (expense), net	(7)	7	(15)	(1)
Consolidated income (loss) before income taxes and discontinued operations	$2,138	$(4)	$1,612	$(415)

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

Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our Server OEMs go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and

Planning, retail transactions and voicemail. On the other hand, much of our product sales into Vertical Markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN(TM) family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the U.S. government) compliant based on their ruggedness and reliability.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through Server OEMs, Vertical Markets partners that include embedded solution OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' Server OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our Vertical Markets partners include Teradata, CGG, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Imagine Communications and Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our U.S. operations.

We began shipping products to HP in the fourth quarter of 2007. Our products are primarily sold as HP’s MSA 2000/P2000 product family. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 50% of our total net revenue for the three and six months ended June 30, 2014 compared to net revenue from HP of approximately 52% and 57% of our total net revenue for the three and six months ended June 30, 2013. We expect sales to HP to continue to decline as a percentage of total revenue, but we still anticipate it to represent a substantial percentage of our total net revenue in 2014.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM specifications, schedules and milestones;

•	our ability to sell Dot Hill branded products through resellers;

•	our ability to win new Server OEM customers and OEMs who embed our products into their solutions;

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

For these and other reasons, our net revenue and results of operations for the three and six months ended June 30, 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.

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

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Management believes that there have been no significant changes during the three and six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Deferred Revenue

We defer revenue on upfront nonrefundable payments from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer, we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as "hubbing" arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not recalculate due to rounding):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	66.4	66.8	67.0	67.6
GROSS PROFIT	33.6	33.2	33.0	32.4
OPERATING EXPENSES:
Research and development	17.6	19.4	18.5	19.5
Sales and marketing	6.3	8.0	6.6	7.4
General and administrative	5.5	5.9	6.2	6.0
Total operating expenses	29.4	33.3	31.3	32.9
OPERATING INCOME (LOSS)	4.2	(0.1)	1.7	(0.5)
Other income (expense), net	(0.0)	0.0	(0.0)	(0.0)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	4.2	(0.1)	1.7	(0.5)
INCOME TAX EXPENSE	0.1	0.2	0.1	0.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	4.1	(0.3)	1.6	(0.6)
LOSS FROM DISCONTINUED OPERATIONS	(0.0)	—	(0.5)	—
NET INCOME (LOSS)	4.1%	(0.3)%	1.1%	(0.6)%

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2014

Net Revenue

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Net revenue:
Server OEM	$29,400	$27,463	$(1,937)	(6.6)%
Vertical Markets	21,283	20,759	(524)	(2.5)%
Consolidated net revenue	$50,683	$48,222	$(2,461)	(4.9)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Net revenue:
Server OEM	$59,783	$53,317	$(6,466)	(10.8)%
Vertical Markets	35,380	43,112	7,732	21.9%
Consolidated net revenue	$95,163	$96,429	$1,266	1.3%

Server OEM net revenue decreased $1.9 million from $29.4 million for the three months ended June 30, 2013 to $27.5 million for the three months ended June 30, 2014. This decrease was due to a $2.0 million decrease in revenue from HP from $26.2 million for the three months ended June 30, 2013 to $24.2 million for the three months ended June 30, 2014, which was partially offset by an increase of $0.1 million in sales to various other Server OEM customers. Sales to HP approximated 52% of our net revenue for the three months ended June 30, 2013 compared to 50% of our net revenue for the three months ended June 30, 2014.

Vertical Markets net revenue decreased $0.5 million from $21.3 million for the three months ended June 30, 2013 to $20.8 million for the three months ended June 30, 2014. The decrease was due to an $8.7 million decrease in revenue from our second largest customer, Tektronix, from $10.5 million for the three months ended June 30, 2013 to $1.8 million for the three months ended June 30, 2014, which was partially offset by an increase of $8.2 million in sales to various other Vertical Market customers that was primarily due to a ramp in sales to existing Vertical Markets OEM customers. Sales to Tektronix approximated 21% of our net revenue for the three months ended June 30, 2013 compared to 4% of our net revenue for the three months ended June 30, 2014. Revenues to Tektronix can fluctuate quarter to quarter based on the nature of its business model.

Server OEM net revenue decreased $6.5 million from $59.8 million for the six months ended June 30, 2013 to $53.3 million for the six months ended June 30, 2014. This decrease was due to a $6.3 million decrease in revenue from HP from $54.1 million for the six months ended June 30, 2013 to $47.8 million for the six months ended June 30, 2014, along with a decrease of $0.2 million in sales to various other Server OEM customers. Sales to HP approximated 57% of our net revenue for the six months ended June 30, 2013 compared to 50% of our net revenue for the six months ended June 30, 2014. We expect sales to HP as a percentage of total revenue for the year ending December 31, 2014 to continue to decline relative to the year ended December 31, 2013, but to continue to represent a substantial portion of our net revenue during 2014.

Vertical Markets net revenue increased $7.7 million from $35.4 million for the six months ended June 30, 2013 to $43.1 million for the six months ended June 30, 2014. The increase in net revenue was primarily due to a ramp in sales to existing Vertical Markets OEM customers. Specifically, sales to Tektronix decreased $6.5 million, from $15.7 million for the six months ended June 30, 2013 to $9.2 million for the six months ended June 30, 2014, which was partially offset by an increase of $14.2 million in sales to various other Vertical Market customers. Sales to Tektronix approximated 16% of our net revenue for the six months ended June 30, 2013 compared to approximately 10% of our net revenue for the six months ended June 30, 2014. We expect sales to Tektronix to continue to represent a substantial portion of our net revenue during 2014.

Cost of Goods Sold

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Cost of goods sold:
Server OEM	$21,557	$20,680	$(877)	(4.1)%
Vertical Markets	12,119	11,519	(600)	(5.0)%
Consolidated cost of goods sold	$33,676	$32,199	$(1,477)	(4.4)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Cost of goods sold:
Server OEM	$43,657	$40,930	$(2,727)	(6.2)%
Vertical Markets	20,059	24,211	4,152	20.7%
Consolidated cost of goods sold	$63,716	$65,141	$1,425	2.2%

Server OEM cost of goods sold decreased $0.9 million from $21.6 million for the three months ended June 30, 2013 to $20.7 million for the three months ended June 30, 2014, primarily as a result of the decrease in revenue from these customers during the three months ended June 30, 2014. In addition, cost of goods sold did not decrease at the same rate as revenue due to the overhead allocated to costs of goods sold being relatively stable in comparison to the decrease in revenue.

Vertical Markets cost of goods sold decreased $0.6 million from $12.1 million for the three months ended June 30, 2013 to $11.5 million for the three months ended June 30, 2014, primarily as a result of the decrease in revenue during the quarter.

Server OEM cost of goods sold decreased $2.7 million from $43.7 million for the six months ended June 30, 2013 to $40.9 million for the six months ended June 30, 2014, largely as a result of the decrease in revenue from these customers during the six months ended June 30, 2014. In addition, cost of goods sold did not decrease at the same rate as revenue due to the overhead allocated to costs of goods sold being relatively stable in comparison to the decrease in revenue.

Vertical Markets cost of goods sold increased $4.2 million from $20.1 million for the six months ended June 30, 2013 to $24.2 million for the six months ended June 30, 2014, mainly as a result of the increase in revenue during the six months ended June 30, 2014.

Gross Profit

	Three Months Ended June 30,				Increase/(Decrease)	% Change
	2013	% of Revenue	2014	% of Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$7,843	26.7%	$6,783	24.7%	$(1,060)	(13.5)%
Vertical Markets	9,164	43.1%	9,240	44.5%	76	0.8%
Consolidated gross profit	$17,007	33.6%	$16,023	33.2%	$(984)	(5.8)%

	Six Months Ended June 30,				Increase/(Decrease)	% Change
	2013	% of Revenue	2014	% of Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$16,126	27.0%	$12,387	23.2%	$(3,739)	(23.2)%
Vertical Markets	15,321	43.3%	18,901	43.8%	3,580	23.4%
Consolidated gross profit	$31,447	33.0%	$31,288	32.4%	$(159)	(0.5)%

Server OEM gross profit decreased from 26.7% for the three months ended June 30, 2013 to 24.7% for the three months ended June 30, 2014. The main driver of the decrease in gross profit margin for Server OEM was the allocated fixed cost of goods sold being relatively stable in comparison to the decrease in revenue and secondarily due to the mix of product sales.

Vertical Markets gross profit increased from 43.1% for the three months ended June 30, 2013 to 44.5% for the three months ended June 30, 2014. The main driver of the increase in gross profit margin for Vertical Markets was the revenue mix of customers and secondarily the allocated fixed cost of goods sold being relatively stable in comparison to the increase in revenue.

Server OEM gross profit decreased from 27.0% for the six months ended June 30, 2013 to 23.2% for the six months ended June 30, 2014. The main driver of the decrease in gross profit margin for Server OEM was the allocated fixed cost of goods sold being relatively stable in comparison to the decrease in revenue and secondarily due to the mix of product sales.

Vertical Markets gross profit increased from 43.3% for the six months ended June 30, 2013 to 43.8% for the six months ended June 30, 2014. The main driver of the increase in gross profit margin for Vertical Markets was the revenue mix of customers and secondarily the allocated fixed cost of goods sold being relatively stable in comparison to the increase in revenue.

Research and Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Research and development expenses	$8,908	$9,340	$432	4.8%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Research and development expenses	$17,621	$18,816	$1,195	6.8%

Consolidated research and development expenses increased $0.4 million from $8.9 million for the three months ended June 30, 2013 to $9.3 million for the three months ended June 30, 2014. Research and development expenses are included in the Corporate segment and not allocated between the Server OEM and Vertical Markets segments as most research and development efforts are deployed in both of these segments. The increase was primarily due to a $0.2 million increase in allocated common costs and an increase of $0.2 million in stock compensation expense, offset by a decrease of $0.2 million related to project materials and tooling expenses. The increase in stock compensation expense was driven by a higher stock value on grant date and the timing of grants issued. The decrease in project materials and tooling expenses was due to the scheduling and timing of new product development.

Consolidated research and development expenses increased $1.2 million from $17.6 million for the six months ended June 30, 2013 to $18.8 million for the six months ended June 30, 2014. The increase was primarily due to a $0.2 million increase in allocated common costs, an increase in salaries and related expenses of $0.2 million. The increase in salaries and related expenses was due to higher headcount in 2014 as compared to 2013. In addition, the research and development expenses for the six months ended June 30, 2013 included a non-recurring deferral of $0.4 million related to a certain software contract.

We expect that the timing of our engineering material purchases and headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Sales and marketing expense:
Server OEM	$573	$541	$(32)	(5.6)%
Vertical Markets	1,996	2,478	482	24.1%
Corporate	618	824	206	33.3%
Consolidated sales and marketing	$3,187	$3,843	$656	20.6%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Sales and marketing expense:
Server OEM	$1,008	$1,023	$15	1.5%
Vertical Markets	4,076	4,732	656	16.1%
Corporate	1,211	1,382	171	14.1%
Consolidated sales and marketing	$6,295	$7,137	$842	13.4%

Vertical Markets sales and marketing expense increased $0.5 million from $2.0 million for the three months ended June 30, 2013 to $2.5 million for the three months ended June 30, 2014. In addition, Corporate sales and marketing expense increased $0.2 million from $0.6 million for the three months ended June 30, 2013 to $0.8 million for the three months ended June 30, 2014. These increases were primarily due to an increase of $0.2 million in salaries and related expenses due to an increase in headcount and an increase of $0.2 million in trade shows and other marketing activities.

Vertical Markets sales and marketing expense increased $0.7 million from $4.1 million for the six months ended June 30, 2013 to $4.7 million for the six months ended June 30, 2014. In addition, Corporate sales and marketing expense increased $0.2 million from $1.2 million for the six months ended June 30, 2013 to $1.4 million for the six months ended June 30, 2014. These increases were primarily due to an increase of $0.6 million in salaries and related expenses due to an increase in headcount and an increase of $0.2 million in trade shows and other marketing activities.

General and Administrative Expenses

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
General and administrative expenses	$2,767	$2,851	$84	3.0%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
General and administrative expenses	$5,904	$5,749	$(155)	(2.6)%

Consolidated general and administrative expense increased $0.1 million from $2.8 million for the three months ended June 30, 2013 to $2.9 million for the three months ended June 30, 2014. General and administrative expenses are included in the Corporate segment. The increase was primarily due to a $0.4 million increase in legal and other professional fees and an increase of $0.2 million in stock compensation expense, offset by a decrease in salaries and related expenses of $0.3 million. The increase in stock compensation expense was driven by a higher stock value on grant date and the timing of grants issued. The decrease in salaries and related expenses was due to lower bonus accruals as compared to 2013.

Consolidated general and administrative expense decreased $0.2 million from $5.9 million for the six months ended June 30, 2013 to $5.7 million for the six months ended June 30, 2014. The decrease was primarily due to an increase of $0.4 million in unrealized foreign currency. In addition, there was a decrease in salaries and related expenses of $0.5 million, partially offset by a $0.7 million increase in legal and other professional fees and an increase of $0.2 million in stock compensation expense. The decrease in salaries and related expenses was due to lower bonus accruals as compared to 2013. The increase in stock compensation expense was driven by a higher stock value on grant date and the timing of grants issued.

Other Income (Expense), net

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded income tax expense of $0.0 million and $0.1 million for the three and six months ended June 30, 2013, as compared to income tax expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2014. Our current year provision primarily includes estimated liabilities relating to tax expense in certain states and foreign jurisdictions in which we operate, offset partially by a favorable adjustment to settlements for tax liabilities owed to certain foreign jurisdictions.

Loss From Discontinued Operations

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Loss from discontinued operations	$(12)	$—	$12	100.0%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Loss from discontinued operations	$(433)	$—	$433	(100.0)%

Loss from discontinued operations decreased approximately $0.0 million from a loss from discontinued operations of approximately $0.0 million for the three months ended June 30, 2013 to no loss from discontinued operations for the three months ended June 30, 2014 and decreased $0.4 million from a loss from discontinued operations of $0.4 million for the six months ended June 30, 2013 to no loss from discontinued operations for the six months ended June 30, 2014. The activity in 2013 was limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for more details regarding our discontinued operations.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net income (loss), working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our suppliers. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if intra quarter timing of revenues is back-end loaded within the quarter. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We granted an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014 and anticipate that cash will be impacted from this increase in terms in the third quarter of 2014. While this will delay collection of our accounts receivable and correspondingly reduce cash, our net working capital will not be impacted. Our accounts payable also increase or decrease in connection with changes in volumes as well as our cash conservation strategies.

As of June 30, 2014, we had $42.2 million of cash and cash equivalents and $47.3 million of working capital compared to $40.4 million of cash and cash equivalents and $43.8 million of working capital as of December 31, 2013. The changes in cash and cash equivalents are further described below.

Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of June 30, 2014, $3.6 million of the $42.2 million of cash and cash equivalents was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2014. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any tax liability should one arise. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $3.0 million compared to $2.8 million for the six months ended June 30, 2014. The operating activity that affected cash was primarily net income of $1.1 million for the six months ended June 30, 2013 compared to net loss of $0.5 million for the six months ended June 30, 2014.

The adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30, 2014 for items that did not affect cash consisted of depreciation of $1.9 million and stock-based compensation expense of $1.6 million.

Cash flows from operations reflects the positive impact of $9.9 million related to a decrease in accounts receivable from December 31, 2013 to June 30, 2014, which was primarily due to lower overall revenues in the second quarter of 2014 relative to the fourth quarter of 2013. Days sales outstanding declined from 67 days at the end of the fourth quarter of 2013 to 62 days at the end of the second quarter of 2014 reflecting the intra quarter timing of revenues. Deferred revenue had a $0.8 million positive impact to cash from operations from December 31, 2013 to June 30, 2014 due to an increase in prepaid maintenance agreements sold through our channel partners, and the deferral of revenue for certain software contracts, to be recognized over the contract terms. Prepaid expenses and other assets had a $2.5 million positive impact to cash from operations from December 31, 2013 to June 30, 2014, which was primarily due to increases in non-trade accounts receivable and certain other annual prepaid contracts.

Cash flows from operations reflect a negative impact of $9.1 million related to a decrease in accounts payable from December 31, 2013 to June 30, 2014, driven by decreased sales volumes. The change in accrued compensation and other expenses negatively impacted the cash flows from operations by $3.2 million due primarily to the payment of accrued bonuses during the first half of 2014. The increase in inventory had a $1.0 million negative impact on cash flows from operations. The inventory increase in the six months ended June 30, 2014 primarily relates to strategic inventory purchases. The decrease in other long-term liabilities of $0.1 million was primarily due to a decrease in long-term deferred revenue.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2013 was $2.3 million compared to $1.4 million for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2014 was due to purchases of test and other equipment used in internal laboratories and at our contract manufacturing partners in the production of our products.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013 was $0.5 million compared to $0.4 million of cash used in financing activities for the six months ended June 30, 2014. Cash used in financing activities for the six months ended June 30, 2014 was primarily due to a pay down of our borrowings on our credit facility of $2.0 million and tax liability payments of $0.1 million made by Dot Hill associated with employee equity awards. This was partially offset by the sale of stock to employees under our employee stock plans of $2.5 million. The increase in proceeds from the sale of stock to employees under our employee stock plans is due to favorable stock prices incenting more employees to exercise their options.

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

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the intra quarter timing and overall levels of net revenue, expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations, legal settlements and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn, our major contract manufacturing partner, were to shorten our payment terms with them, or if HP were to further lengthen their payment terms with us, our financial condition could be negatively impacted.

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of June 30, 2014 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of June 30, 2014, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.

As of June 30, 2014, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of June 30, 2014. We are currently in compliance with all covenant requirements.

At June 30, 2014, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our June 30, 2014 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of June 30, 2014, there was zero outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the six months ended June 30, 2014 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Additionally, if we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during 2014. The Netherlands operating unit currently has no active operations. Cumulative translation losses related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.1 million in foreign currency transaction gains during the six months ended June 30, 2014. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates could result in foreign currency losses of approximately $0.2 million.

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

Part II. Other Information

Item 1. Legal Proceedings

We are currently involved in a legal proceeding that in our opinion lacks merit, but has a possibility of resulting in an unfavorable outcome. However, we are unable to determine a range of possible outcomes at this point. In addition, we are involved in certain claims from time to time arising in the ordinary course of business involving our products, suppliers, and/or customers. Although adverse decisions or settlements of such claims may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP and Tektronix accounted for 59% and 13%, respectively, of our net revenue for the year ended December 31, 2013 and 50% and approximately 10%, respectively, of our net revenue for the six months ended June 30, 2014. We expect HP will represent much greater than 10% and Tektronix will represent approximately 10% or more of our net revenue for the year ending December 31, 2014. If our relationship with HP, Tektronix or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix or our other customers will expand or not otherwise be disrupted.

Going forward, we expect to generate additional revenue from our Vertical Markets partners and from potential new Server OEM customers. However, if we are unable to generate sufficient revenue and gross profit from these sources, our financial results could be harmed.

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

Our contracts with customers do not include minimum purchase requirements and are not exclusive, and we cannot provide assurance that our relationship with these customers will not be terminated or will generate significant sales.

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

Additional factors that may extend our sales cycle, particularly orders for new products, include:

•	the amount of time needed for technical evaluations by customers;

•	customers’ budget constraints and changes to customers’ budgets during the course of the sales cycle;

•	customers’ internal review and testing procedures;

•	our engineering work necessary to integrate a storage solution with a customer’s system;

•	the complexity of technical challenges that need to be overcome during the development, testing and/or qualification process for new products and/or new customers;

•	our ability to meet unique customer specifications and requirements;

•	difficulties by our customers in integrating our products and technologies into their own products;

•	the timing of our customer's product launches and their sales cycles;

•	the ability of our customers to ramp sales of our products including the desire of customer's to purchase legacy products; and

•	the total available market for our products within each specific customer.

Our net revenue is difficult for us to predict since it is directly affected by the timing of large orders. We may ship products representing a significant portion of our net revenue for a quarter during the last month of that quarter. In addition, our expense levels are based, in part, on our expectations as to future sales. As a result, if sales levels are below expectations, our operating results may be disproportionately affected. We cannot provide assurance that our sales will not decline in future periods.

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

We cannot provide assurance that we will be able to successfully incorporate these factors into our products and compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to cost effectively develop and market products to compete with the products of competitors, our business will be materially and adversely affected. In addition, if major customers who are also competitors cease purchasing our products in order to concentrate on sales of their own products, our business will be harmed.

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

Pricing pressures also exist from our significant customers that may attempt to change the terms, including pricing, payment terms and post sales obligations with us. For example, during the fourth quarter of 2013, we increased payment terms to a large OEM customer. We granted an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. As our customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually, or otherwise, commit to price reductions for our products prior to determining if we can implement corresponding cost reductions. If we are unable to achieve such cost reductions, or are unable to pass along cost increases to our customers, and have to reduce the pricing of our products, our gross margin may be negatively impacted which could have a material adverse effect on our business, financial condition and results of operations.

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

For the years ended December 31, 2012 and 2013 we incurred income (loss) from continuing operations of $(10.4) million and $5.5 million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2014. Consequently, we cannot provide assurance that we will be profitable in any future period.

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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)
3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)
4.1	Form of Common Stock Certificate. (4)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)
4.3	Form of Rights Certificate. (5)
4.4	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)
10.1†	Addendum Two to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.2	Amendment Three to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.3	Amendment Four to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.4†	Amendment Five to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.5†	Amendment Six to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.6†	Amendment Nine to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.7†	Amendment Ten to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.8†	Amendment Thirteen to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.9	First Amendment to Loan and Security Agreement dated July 30,2009 by and between Dot Hill Systems Corp. and Silicon Valley Bank.
10.10	Second Amendment to Loan and Security Agreement dated February 3, 2011 by and between Dot Hill Systems Corp. and Silicon Valley Bank.
10.11	Non-Employee Director Compensation Policy.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dot Hill Systems Corp.

Date:	August 8, 2014

		By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	August 8, 2014

		By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)