Form 10-Q
period 2014-09-30
DOT HILL SYSTEMS CORP
filed 2014-11-07
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

The registrant had 60,527,353 shares of common stock, $0.001 par value, outstanding as of October 31, 2014.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended September 30, 2014
INDEX

Part I. Financial Information		3
Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2014	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
Part II. Other Information		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

Signatures		41

Part I. Financial Information

Item 1. Financial Statements

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2014
(In thousands, except par value data)

	December 31, 2013	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,406	$42,369
Accounts receivable, net	42,907	36,921
Inventories	6,539	6,985
Prepaid expenses and other assets	7,265	7,749
Total current assets	97,117	94,024
Property and equipment, net	7,565	8,827
Intangible assets	—	1,235
Other assets	702	483
Total assets	$105,384	$104,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,255	$30,873
Accrued compensation	4,922	3,266
Accrued expenses	8,935	7,912
Deferred revenue	4,211	5,272
Credit facility borrowings	2,000	—
Total current liabilities	53,323	47,323
Other long-term liabilities	4,414	4,706
Total liabilities	57,737	52,029
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2013 and September 30, 2014	—	—
Common stock, $.001 par value, 100,000 shares authorized, 59,138 and 60,476 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	59	60
Additional paid-in capital	330,103	335,423
Accumulated other comprehensive loss	(3,254)	(3,232)
Accumulated deficit	(279,261)	(279,711)
Total stockholders’ equity	47,647	52,540
Total liabilities and stockholders’ equity	$105,384	$104,569
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
NET REVENUE	$52,603	$52,121	$147,766	$148,550
COST OF GOODS SOLD	35,730	35,159	99,446	100,300
GROSS PROFIT	16,873	16,962	48,320	48,250
OPERATING EXPENSES:
Research and development	8,972	9,516	26,593	28,332
Sales and marketing	3,512	3,522	9,807	10,659
General and administrative	2,512	3,836	8,416	9,585
Total operating expenses	14,996	16,874	44,816	48,576
OPERATING INCOME (LOSS)	1,877	88	3,504	(326)
OTHER INCOME (EXPENSE):
Interest income (expense), net	(1)	(4)	(16)	(26)
Other income (expense), net	(1)	2	(1)	23
Total other income (expense), net	(2)	(2)	(17)	(3)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,875	86	3,487	(329)
INCOME TAX EXPENSE	100	46	183	121
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,775	40	3,304	(450)
LOSS FROM DISCONTINUED OPERATIONS	(18)	—	(452)	—
NET INCOME (LOSS)	$1,757	$40	$2,852	$(450)
NET INCOME (LOSS) PER SHARE:
Continuing operations:
Basic and diluted income (loss) per share	$0.03	$0.00	$0.06	$(0.01)
Discontinued operations:
Basic and diluted loss per share	$(0.00)	$—	$(0.01)	$—
Net income (loss):
Basic and diluted income (loss) per share	$0.03	$0.00	$0.05	$(0.01)
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	58,736	60,396	58,376	60,021
Diluted	60,062	63,755	58,879	60,021
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,757	$40	$2,852	$(450)
Foreign currency translation adjustment	11	51	215	22
Comprehensive income (loss)	$1,768	$91	$3,067	$(428)
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014
(In thousands)

	Nine Months Ended
	September 30,
	2013	2014
Cash Flows From Operating Activities:
Net income (loss)	$2,852	$(450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,315	2,880
Stock-based compensation expense	1,917	2,397
Provision for bad debt expense	3	67
Write-off of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(5,161)	5,614
Inventories	(1,397)	(488)
Prepaid expenses and other assets	(991)	(268)
Accounts payable	4,705	(3,655)
Accrued compensation and other expenses	(358)	(2,823)
Deferred revenue	1,342	1,065
Other long-term liabilities	151	298
Net cash provided by operating activities	5,378	4,642
Cash Flows From Investing Activities:
Purchases of property and equipment	(3,096)	(3,028)
Purchase of intangible assets	—	(545)
Net cash used in investing activities	(3,096)	(3,573)
Cash Flows From Financing Activities:
Payments on bank borrowings	(7,700)	(2,000)
Proceeds from bank borrowings	4,900	—
Shares withheld for tax purposes	(222)	(92)
Proceeds from sale of stock to employees	808	3,016
Net cash provided by (used in) financing activities	(2,214)	924
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(26)	(30)
Net Increase in Cash and Cash Equivalents	42	1,963
Cash and Cash Equivalents, beginning of period	40,315	40,406
Cash and Cash Equivalents, end of period	$40,357	$42,369
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$340	$2,165
Property and equipment transferred from inventory	—	42

Supplemental Cash Flow Data:
Cash paid for income taxes	$75	$245
See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp. (referred to herein as Dot Hill, we, our or us) contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2014.

Use of Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation, recurring and specific issue warranty obligations (see Note 6), the valuation and recognition of stock-based compensation expense, and the valuation of long-lived assets. In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, accruals for restructuring, capitalization of future software development costs, contingent liabilities, and income taxes, including the valuation allowance for deferred tax assets. Actual results may differ from these estimates and such differences could be material.

Revenue Recognition

We derive our revenue from sales of our hardware products, software and services.

Hardware

Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that are integrated with our OEM customers' industry standard hardware and which become essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to the revenue reserves may be required.

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

Service

Our service revenue primarily relates to out-of-warranty repairs and product maintenance contracts. Out-of warranty repairs primarily consist of product repair services performed by our contract manufacturers for those customers that allowed their original product warranty to expire without purchasing one of our higher level support service plans. Revenue from these out-of-warranty repairs, and the associated cost of sales, is recognized in the period these services are provided. Service revenue also consists of product maintenance contracts purchased by our customers as an extension of our standard warranty. Revenue from our product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. Net revenue derived from services was less than 10% of total revenue for all periods presented.

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

Contingent Liabilities

We are involved in certain claims from time to time arising in the ordinary course of business involving our products, suppliers, and/or customers. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we may be unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: possible third-party contributions, the inherent uncertainties of the estimation process, and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows.

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. Historically, we have had two customers that account for approximately 10% or more of our total net revenue: Hewlett-Packard Company, or HP, and Tektronix, Inc., or Tektronix. Our agreements with our customers do not contain any minimum purchase commitments, do not obligate them to purchase their storage solutions exclusively from us and may be terminated at any time upon notice.

Net revenue consists of all product and services revenue. Net revenue by major customer is as follows (as a percentage of total net revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
HP	58%	55%	56%	52%
Tektronix	13%	5%	15%	8%
Other customers less than 10%	29%	40%	29%	40%
Total	100%	100%	100%	100%

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

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. As of December 31, 2013 and September 30, 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

As of September 30, 2014, $2.9 million of the $42.4 million of cash and cash equivalents was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2014 or early 2015. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any tax liability should one arise. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs.

Balance sheet details are as follows, (in thousands):

	September 30, 2013	September 30, 2014
Balance, beginning of the year	$240	$23
Additions to allowance	4	67
Write-offs	(212)	—
Recoveries	(1)	(2)
Balance, quarter ended	$31	$88

Research and Development and Capitalized Software Development Costs

Research and development costs are expensed as incurred. In conjunction with the development of our products, we incur certain software development costs. For the majority of our software development projects, no costs have been capitalized because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant. On a specific software development project being developed externally, it was determined that the period between achieving technological feasibility and completion of the software is not relatively short and software development costs qualifying for capitalization will be significant. For this project, since technological feasibility has been established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. The amortization of these costs will be included in cost of revenue over the estimated life of the products. Refer to Note 5, Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Long-lived Asset Impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges for the periods ended September 30, 2013 or 2014.

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

2. Earnings Per Share

Basic earnings per share, including continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share, including continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in the nine months ended September 30, 2014 because we incurred net losses in the period and the effect of inclusion would have been anti-dilutive.

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three and nine months ended September 30, 2013 and 2014 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Income (loss) from continuing operations	$1,775	$40	$3,304	$(450)
Basic weighted-average common shares outstanding	58,736	60,396	58,376	60,021
Assumed exercise of dilutive stock options, warrants and restricted stock	1,326	3,359	503	—
Diluted weighted-average common shares outstanding	60,062	63,755	58,879	60,021
Income (loss) per share from continuing operations:
Basic income (loss) per share	$0.03	$0.00	$0.06	$(0.01)
Diluted income (loss) per share	$0.03	$0.00	$0.06	$(0.01)

Outstanding equity awards not included in the calculation of diluted net loss per share because their effect was anti-dilutive were as follows:

	Three Months Ended
	September 30,
	2013		2014
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	4,457,057	$1.74 - $16.36	2,794,413	$2.84 - $7.84
Unvested stock awards	112,977	$—	—	$—

	Nine Months Ended
	September 30,
	2013		2014
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	9,167,615	$1.26 - $16.36	10,245,392	$0.47 - $7.84
Unvested stock awards	279,415	$—	8,050	—
Warrants	1,602,489	$2.40	1,602,489	2.40

Shares issued

Common stock activity during the period is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Shares issued:
Options exercised	19	157	50	1,062
Restricted stock awards granted	—	—	30	30
Shares purchased under stock plan	351	—	809	266
Share decreases:
Shares repurchased for tax purposes	(4)	(3)	(151)	(20)
Restricted stock awards canceled	(2)	—	(25)	—

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

The following is a summary of the components of loss from discontinued operations for the three and nine months ended September 30, 2013 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net revenue	$18	$—	$40	$—
Cost of goods sold	—	—	142	—
Gross loss	18	—	(102)	—
Operating expenses:
Research and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	36	—	350	—
Restructuring charge	—	—	—	—
Total operating expenses	36	—	350	—
Operating loss	(18)	—	(452)	—
Other expense, net	—	—	—	—
Loss from discontinued operations	$(18)	$—	$(452)	$—

The activity in 2013 was limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer.

4. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2013	September 30, 2014
Purchased parts and materials	$2,911	$2,104
Finished goods	3,628	4,881
Total inventory	$6,539	$6,985

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

5. Intangible Assets

The Company had no identifiable intangible assets with a net carrying value greater than zero as of December 31, 2013.

Identifiable intangible assets at September 30, 2014 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Technology-based intangible assets (a)	$1,235	$—	$1,235
Total intangible assets	$1,235	$—	$1,235
(a) Technology-based intangible assets include software to be sold, leased, or otherwise marketed. Refer to Note 1, Summary of Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements.

There was no amortization of intangible assets for the three and nine months ended September 30, 2013 or September 30, 2014 as the product was not generally available for release to customers. The estimated useful life and projected date that the intangible asset will be generally available for release to customers is not readily determinable as of September 30, 2014.

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

Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Balance, beginning of period	$2,683	$3,363	$4,455	$2,965
Charges to operations	320	344	1,025	1,170
Deductions for payments made	(142)	(476)	(1,308)	(826)
Changes in estimates	(5)	49	(1,316)	(29)
Balance, end of period	$2,856	$3,280	$2,856	$3,280

During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change in estimate. In addition, the decrease in deductions for payments made during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014 relates to price concessions and rebates based on sales volumes issued in 2013 to a material customer related to a quality issue associated with certain power supply devices.

7. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of September 30, 2014 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of September 30, 2014, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents, net of the total amount outstanding under the credit facility, fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.

As of September 30, 2014, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of September 30, 2014. We are currently in compliance with all covenant requirements.

8. Fair Value Measurements

The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,406	$40,406	$—	$—	$—

		Fair Value Measurements Using
Description	September 30, 2014	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$42,369	$42,369	$—	$—	$—

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and credit facility borrowings. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short maturities. The following disclosures relate to financial instruments for which the ending balances at December 31, 2013 and September 30, 2014 are not carried at fair value in their entirety on the Unaudited Condensed Consolidated Balance Sheet. This table presents the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at December 31, 2013 (in thousands):

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,000	$—	$2,000	$—	$—

The Company had no outstanding borrowings on the credit facility as of September 30, 2014.

The fair value of the Company's debt was estimated using a market approach based on the amount at the measurement date that the Company would receive to enter into the identical liability, since quoted prices for the Company's debt instrument are not available.

9. Commitments and Contingencies

During the quarter ended September 30, 2014, the Company met with Crossroads Inc. to establish a framework to resolve the contractual dispute regarding the Amended Settlement and License Agreement dated October 2006. On September 19, 2014, the U.S. District Court for the Western District of Texas partially granted the Company’s motion for partial summary judgment as to Crossroads’ claims concerning royalty payments on product sales to HP for the period after the Fall of 2011 and at the same time held that the Company is not entitled to the benefit of a license Crossroads granted to HP for the period prior to fall 2011. In addition, a patent claim construction hearing occurred on October 6-7, 2014 but no claim construction order was issued and no trial date has been set. Based on the U.S. District Court’s response to the Company’s motion for partial summary judgment and ongoing discussions with Crossroads, it is probable that the Company will resolve this contractual dispute for royalty payments from 2009 to the current period for a total amount in the range of $1.0 million to $3.4 million, with no amount in that range being a better estimate than any other amount. Accordingly, $1.0 million was accrued as of September 30, 2014 and charged to general and administrative expense. We are in the early stages of a potential settlement of this matter.  Accordingly, the actual amount of a settlement could be different than the amount accrued or the currently estimated maximum amount and the difference could be material.

Cumulative Translation Adjustment

If we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during 2014 or early 2015. The Netherlands operating unit currently has no active operations. Cumulative translation losses of approximately $2.7 million related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss.

10. Segment Information

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

The Corporate segment consists primarily of costs that support both the Server OEM and Vertical Markets segments.

Segment information for all periods presented has been reclassified to conform to fiscal 2014 presentation.

Net revenues by segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net revenue:
Server OEM	$35,126	$31,643	$94,909	$84,960
Vertical Markets	17,477	20,478	52,857	63,590
Corporate	—	—	—	—
Consolidated net revenue	$52,603	$52,121	$147,766	$148,550

Operating income (loss) by segment and a reconciliation to consolidated income (loss) before income taxes and discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Operating income (loss):
Server OEM	$8,470	$7,604	$23,588	$18,968
Vertical Markets	5,533	6,249	16,778	20,418
Corporate	(12,126)	(13,765)	(36,862)	(39,712)
Consolidated operating income (loss)	1,877	88	3,504	(326)
Consolidated total other income (expense), net	(2)	(2)	(17)	(3)
Consolidated income (loss) before income taxes and discontinued operations	$1,875	$86	$3,487	$(329)

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

Overview

We design, manufacture and market a range of software and hardware storage systems for the entry and mid-range storage markets. We focus on selling through Server-based original equipment manufacturers (OEMs), such as HP, Dell Inc. or Dell, Lenovo Group Limited, or Lenovo, Advanced Micro Devices, Inc., or AMD, and Stratus Technologies, or Stratus; as well as into Vertical Markets through embedded solution OEMs, such as Teradata Corporation or Teradata, CGG Veritas or CGG, Motorola, Inc. or Motorola, Tektronix Inc. or Tektronix, Samsung Electronics or Samsung, Concurrent Computer Corporation or Concurrent, Autodesk Inc. or Autodesk, Imagine Communications and Nokia Siemens Network or Nokia Siemens, which primarily include media and entertainment, telecommunications, high performance computing, digital image archive, big data and oil and gas. Our Vertical Market customers are OEMs, who embed our products into their solutions, as well as resellers.

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

Our products span Price Bands 2 through 5 as defined by International Data Corporation. Our AssuredSAN 3000 Series product addresses the entry-level market (bands 2 and 3) and AssuredSAN 4000 and Pro 5000 Series products address the mid-range market (bands 4 and 5). AssuredSAN Pro 5000 Series products include RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance Solid State Drives (SSDs) to their maximum benefit, while storing less frequently accessed data on larger and much less expensive hard disk drives (HDDs). Our AssuredSAN 3000 Series product is typically, but not exclusively, sold through our Server OEM partners and AssuredSAN 4000 and Pro 5000 Series are typically, but not exclusively, sold through our Vertical Market partners.

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

We began shipping products to HP in the fourth quarter of 2007. Our products are primarily sold as HP’s MSA 2000/P2000 product family. The agreement with HP does not contain any minimum purchase commitments. In October 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in March 2008 to expire concurrently with the supply agreement in October 2016. Net revenue from HP approximated 55% and 52% of our total net revenue for the three and nine months ended September 30, 2014 compared to net revenue from HP of approximately 58% and 56% of our total net revenue for the three and nine months ended September 30, 2013. We expect sales to HP to continue to decline as a percentage of total revenue, but we still anticipate it to represent a substantial percentage of our total net revenue in 2014.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our Server OEM and Vertical Markets customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM specifications, schedules and milestones;

•	our ability to sell Dot Hill branded products through resellers;

•	our ability to win new Server OEM and Vertical Markets customers who embed our products into their solutions;

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

For these and other reasons, our net revenue and results of operations for the three and nine months ended September 30, 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years and are currently in negotiations to extend our contract. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. The majority of our products sold in 2013 and to date in 2014 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products throughout 2014.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Management believes that there have been no significant changes during the three and nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the addition of the contingent liabilities and research and development and capitalized software development costs policies. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not recalculate due to rounding):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	67.9	67.5	67.3	67.5
GROSS PROFIT	32.1	32.5	32.7	32.5
OPERATING EXPENSES:
Research and development	17.1	18.3	18.0	19.1
Sales and marketing	6.7	6.8	6.6	7.2
General and administrative	4.8	7.4	5.7	6.5
Total operating expenses	28.6	32.5	30.3	32.8
OPERATING INCOME (LOSS)	3.5	0.0	2.4	(0.3)
Other income (expense), net	(0.0)	(0.0)	(0.0)	(0.0)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	3.5	0.0	2.4	(0.3)
INCOME TAX EXPENSE	0.2	0.1	0.1	0.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	3.3	(0.1)	2.3	(0.4)
LOSS FROM DISCONTINUED OPERATIONS	(0.0)	—	(0.3)	—
NET INCOME (LOSS)	3.3%	(0.1)%	2.0%	(0.4)%

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2014

Net Revenue

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Net revenue:
Server OEM	$35,126	$31,643	$(3,483)	(9.9)%
Vertical Markets	17,477	20,478	3,001	17.2%
Consolidated net revenue	$52,603	$52,121	$(482)	(0.9)%

The decrease in Server OEM net revenue was due to a $1.7 million decrease in revenue from HP from $30.5 million for the three months ended September 30, 2013 to $28.8 million for the three months ended September 30, 2014, along with a decrease of $1.8 million in sales to various other Server OEM customers. Sales to HP approximated 58% of our net revenue for the three months ended September 30, 2013 compared to 55% of our net revenue for the three months ended September 30, 2014.

The increase in Vertical Markets net revenue was due to an increase of $7.0 million that was primarily due to a ramp in sales to existing Vertical Markets OEM customers. This increase was partially offset by a $4.0 million decrease in revenue from Tektronix from $6.6 million for the three months ended September 30, 2013 to $2.6 million for the three months ended September 30, 2014. Sales to Tektronix approximated 13% of our net revenue for the three months ended September 30, 2013 compared to 5% of our net revenue for the three months ended September 30, 2014. Revenues to Tektronix can fluctuate quarter to quarter based on the nature of its business model.

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Net revenue:
Server OEM	$94,909	$84,960	$(9,949)	(10.5)%
Vertical Markets	52,857	63,590	10,733	20.3%
Consolidated net revenue	$147,766	$148,550	$784	0.5%

The decrease in Server OEM net revenue was due to a $6.7 million decrease in revenue from HP from $83.3 million for the nine months ended September 30, 2013 to $76.6 million for the nine months ended September 30, 2014, along with a decrease of $3.2 million in sales to various other Server OEM customers. Sales to HP approximated 56% of our net revenue for the nine months ended September 30, 2013 compared to 52% of our net revenue for the nine months ended September 30, 2014. We expect sales to HP as a percentage of total revenue for the year ending December 31, 2014 to continue to decline relative to the year ended December 31, 2013, but to continue to represent a substantial portion of our net revenue during 2014.

The increase in Vertical Markets net revenue was due to an increase of $21.1 million that was primarily due to a ramp in sales to existing Vertical Markets OEM customers. This increase was partially offset by a $10.4 million decrease in revenue from Tektronix from $22.3 million for the nine months ended September 30, 2013 to $11.9 million for the nine months ended September 30, 2014. Sales to Tektronix approximated 15% of our net revenue for the nine months ended September 30, 2013 compared to approximately 8% of our net revenue for the nine months ended September 30, 2014. We expect sales to Tektronix to continue to represent a substantial portion of our net revenue during 2014.

Cost of Goods Sold

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Cost of goods sold:
Server OEM	$26,163	$23,523	$(2,640)	(10.1)%
Vertical Markets	9,567	11,636	2,069	21.6%
Consolidated cost of goods sold	$35,730	$35,159	$(571)	(1.6)%

Server OEM cost of goods sold decreased primarily as a result of the decrease in revenue from these customers during the three months ended September 30, 2014.

Vertical Markets cost of goods sold increased primarily as a result of the increase in revenue during the three months ended September 30, 2014.

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Cost of goods sold:
Server OEM	$69,820	$64,453	$(5,367)	(7.7)%
Vertical Markets	29,626	35,847	6,221	21.0%
Consolidated cost of goods sold	$99,446	$100,300	$854	0.9%

Server OEM cost of goods sold decreased largely as a result of the decrease in revenue from these customers during the nine months ended September 30, 2014. In addition, cost of goods sold did not decrease at the same rate as revenue due to the overhead allocated to costs of goods sold being relatively stable in comparison to the decrease in revenue.

Vertical Markets cost of goods sold increased mainly as a result of the increase in revenue during the nine months ended September 30, 2014.

Gross Profit

	Three Months Ended September 30,				Increase/(Decrease)	% Change
	2013	% of Revenue	2014	% of Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$8,963	25.5%	$8,120	25.7%	$(843)	(9.4)%
Vertical Markets	7,910	45.3%	8,842	43.2%	932	11.8%
Consolidated gross profit	$16,873	32.1%	$16,962	32.5%	$89	0.5%

The primary driver of the increase in gross profit margin for Server OEM was the decrease in product cost from component cost reductions.

The primary driver of the decrease in gross profit margin for Vertical Markets was the reduction in revenue from higher margin customers.

	Nine Months Ended September 30,				Increase/(Decrease)	% Change
	2013	% of Revenue	2014	% of Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$25,089	26.4%	$20,507	24.1%	$(4,582)	(18.3)%
Vertical Markets	23,231	44.0%	27,743	43.6%	4,512	19.4%
Consolidated gross profit	$48,320	32.7%	$48,250	32.5%	$(70)	(0.1)%

The primary drivers of the decrease in gross profit margin for Server OEM were the mix of product sales and the increased warranty costs.

The primary driver of the decrease in gross profit margin for Vertical Markets was the reduction in revenue from higher margin customers.

Research and Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Research and development expenses	$8,972	$9,516	$544	6.1%

Research and development expenses are included in the Corporate segment and not allocated between the Server OEM and Vertical Markets segments as most research and development efforts are deployed across both of these segments. The increase in consolidated research and development expenses was primarily due to a $0.2 million increase in allocated common costs due to an increase in headcount and an increase of $0.2 million in project spend due to additional expense in 2014 caused by the introduction of new products. In addition, salaries and related expenses increased by $0.4 million and consultant fees increased by $0.2 million, offset by capitalization of software development costs of $0.5 million.

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Research and development expenses	$26,593	$28,332	$1,739	6.5%

The increase in consolidated research and development expenses was primarily due to a $0.3 million increase in allocated common costs due to an increase in headcount and an increase of $0.3 million in project spend due to additional expense in 2014 caused by the introduction of new products. In addition, the research and development expenses for the nine months ended September 30, 2013 included a non-recurring deferral of $0.4 million related to a certain software contract. Also, salaries and related expenses increased by $0.7 million and consultant fees increased by $0.3 million, offset by capitalization of software development costs of $0.5 million.

We expect that the timing of our engineering material purchases and headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Sales and marketing expenses:
Server OEM	$493	$516	$23	4.7%
Vertical Markets	2,377	2,593	216	9.1%
Corporate	642	413	(229)	(35.7)%
Consolidated sales and marketing expenses	$3,512	$3,522	$10	0.3%

Consolidated sales and marketing expenses were flat for the three months ended September 30, 2013 and September 30, 2014, with a $0.2 million increase in Vertical Markets sales and marketing expenses, offset by a $0.2 million decrease in Corporate sales and marketing expenses.

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Sales and marketing expenses:
Server OEM	$1,501	$1,539	$38	2.5%
Vertical Markets	6,453	7,325	872	13.5%
Corporate	1,853	1,795	(58)	(3.1)%
Consolidated sales and marketing expenses	$9,807	$10,659	$852	8.7%

The increase in consolidated sales and marketing expenses was primarily due to an increase of $0.6 million in salaries and related expenses due to an increase in headcount and an increase of $0.2 million in trade shows and other marketing activities.

General and Administrative Expenses

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
General and administrative expenses	$2,512	$3,836	$1,324	52.7%

General and administrative expenses are included in the Corporate segment. The increase in consolidated general and administrative expenses was primarily due to the accrual a loss contingency of $1.0 million. Refer to Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements. In addition, there was a $0.2 million increase in foreign currency losses for the three months ended September 30, 2014.

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
General and administrative expenses	$8,416	$9,585	$1,169	13.9%

The increase in consolidated general and administrative expenses was primarily due to the accrual of a loss contingency of $1.0 million. Refer to Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements. In addition, there was a $0.8 million increase in legal and other professional fees. These increases were offset by a $0.3 million decrease in salaries and related expenses and a $0.2 million decrease in foreign currency losses for the nine months ended September 30, 2014.

Other Income (Expense), net

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, as compared to income tax expense of $0.0 million and $0.1 million for the three and nine months ended September 30, 2014. Our current year provision primarily includes estimated liabilities relating to tax expense in certain states and foreign jurisdictions in which we operate, offset partially by a favorable adjustment to settlements for tax liabilities owed to certain foreign jurisdictions.

Loss From Discontinued Operations

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Loss from discontinued operations	$(18)	$—	$18	100.0%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2013	2014
	(in thousands, except percentages)
Loss from discontinued operations	$(452)	$—	$452	(100.0)%

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

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net income (loss), working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our suppliers. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if intra quarter timing of revenues is back-end loaded within the quarter. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We granted an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. While this did delay collection of our accounts receivable and correspondingly reduce cash, our net working capital was not impacted. In addition, we expect our cash to be impacted in the future due to increases in inventory related to ramp in sales to new or existing customers. Our accounts payable may also increase or decrease in connection with changes in volumes as well as our cash conservation strategies. In connection with our contingent liabilities, our cash could be impacted to the extent we incur settlements, fines, penalties or judgments in connection with some of these matters. Refer to Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements.

As of September 30, 2014, we had $42.4 million of cash and cash equivalents and $46.7 million of working capital compared to $40.4 million of cash and cash equivalents and $43.8 million of working capital as of December 31, 2013. The changes in cash and cash equivalents are further described below.

Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of September 30, 2014, $2.9 million of the $42.4 million of cash and cash equivalents was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2014 or early 2015. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any tax liability should one arise. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable U.S. income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $5.4 million compared to $4.6 million for the nine months ended September 30, 2014. The operating activity that affected cash was primarily net income of $2.9 million for the nine months ended September 30, 2013 compared to net loss of $0.5 million for the nine months ended September 30, 2014.

The adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2014 for items that did not affect cash consisted of depreciation of $2.9 million, stock-based compensation expense of $2.4 million, and provision for bad debt expense of $0.1 million.

Cash flows from operations reflects the positive impact of $5.6 million related to a decrease in accounts receivable from December 31, 2013 to September 30, 2014, which was primarily due to lower overall revenues in the third quarter of 2014 relative to the fourth quarter of 2013. Days sales outstanding declined from 67 days at the end of the fourth quarter of 2013 to 65 days at the end of the third quarter of 2014 reflecting the intra-quarter timing of revenues. Deferred revenue had a $1.1 million positive impact to cash from operations from December 31, 2013 to September 30, 2014 due to an increase in prepaid maintenance agreements sold through our channel partners, and the deferral of revenue for certain software contracts, to be recognized over the contract terms. The increase in other long-term liabilities of $0.3 million was primarily due to the accrual of a legal settlement, partially offset by a decrease in long-term deferred revenue.

Cash flows from operations reflect a negative impact of $3.7 million related to a decrease in accounts payable from December 31, 2013 to September 30, 2014, driven by decreased sales volumes. The change in accrued compensation and other expenses negatively impacted the cash flows from operations by $2.8 million due primarily to the payment of accrued bonuses during the first half of 2014. The increase in inventory had a $0.5 million negative impact on cash flows from operations. The inventory increase in the nine months ended September 30, 2014 primarily relates to strategic inventory purchases and ramping of certain customers. Prepaid expenses and other assets had a $0.3 million negative impact to cash from operations from December 31, 2013 to September 30, 2014, which was primarily due to decreases in non-trade accounts receivable and certain other annual prepaid contracts. In addition, other factors combined resulted in a $0.1 million negative impact to cash flows from operations.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013 was $3.1 million compared to $3.6 million for the nine months ended September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2014 was due to purchases of test and other equipment used in internal laboratories and at our contract manufacturing partners for use in the production of our products and also the capitalization of costs associated with software development.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013 was $2.2 million compared to $0.9 million of cash provided by financing activities for the nine months ended September 30, 2014. Cash provided by financing activities for the nine months ended September 30, 2014 was primarily due to the sale of stock to employees under our employee stock plans of $3.0 million. The increase in proceeds from the sale of stock to employees under our employee stock plans is due to favorable stock prices incenting more employees to exercise their options. This was partially offset by a pay down of our borrowings on our credit facility of $2.0 million and tax liability payments of $0.1 million made by Dot Hill associated with employee equity awards.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of September 30, 2014 and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of September 30, 2014, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents, net of the total amount outstanding under the credit facility, fall below $20 million (measured on a rolling three-month basis), the interest rate will increase to the bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2015.

As of September 30, 2014, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of September 30, 2014. We are currently in compliance with all covenant requirements.

At September 30, 2014, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Recent Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our September 30, 2014 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of September 30, 2014, there was zero outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the nine months ended September 30, 2014 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Additionally, if we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during 2014. The Netherlands operating unit currently has no active operations. Cumulative translation losses related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred less than $0.1 million in foreign currency transaction losses during the nine months ended September 30, 2014. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates could result in foreign currency losses of approximately $0.3 million.

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

Part II. Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 9, Commitments and Contingencies, of the financial statements of this quarterly report on Form 10-Q.

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

Our business is highly dependent on a limited number of customers. For example, sales to HP and Tektronix accounted for 59% and 13%, respectively, of our net revenue for the year ended December 31, 2013 and 52% and 8%, respectively, of our net revenue for the nine months ended September 30, 2014. We expect HP will represent much greater than 10% and Tektronix will represent approximately 10% or more of our net revenue for the year ending December 31, 2014. If our relationship with HP, Tektronix or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with HP, Tektronix or our other customers will expand or not otherwise be disrupted.

Going forward, we expect to generate additional revenue from our Vertical Markets partners and from potential new Server OEM customers. However, if we are unable to generate sufficient revenue and gross profit from these sources, our financial results could be harmed.

Factors that could influence our relationship with our significant customers and other potential new customers include:

•	our ability to maintain our products at prices that are competitive with those of our competitors;

•	our ability to maintain quality levels for our products sufficient to meet the expectations of our customers;

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers;

•	our ability to continue to develop and launch new products that our customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

•	our ability to provide timely, responsive and accurate customer support to our customers;

•	the ability of our customers to effectively deliver, market and increase sales of their own solutions based on our products; and

•	our customers' ability to develop and produce competing products to replace our technology.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, Infortrend, Promise Technology, Inc., or Promise, NEC and NetApp as a result of its acquisition of LSI’s Engenio Division in May 2011. We also compete with traditional suppliers of computer systems, including International Business Machines Corporation, Oracle Corp., Dell, HP and Nimble Storage Inc., which market storage systems as well as other computer products.

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

For the years ended December 31, 2012 and 2013, we incurred income (loss) from continuing operations of $(10.4) million and $5.5 million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from HP and our other customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2014. Consequently, we cannot provide assurance that we will be profitable in any future period.

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

We are currently involved in an ongoing contractual dispute with Crossroads Inc. It is probable that the Company will resolve this contractual dispute for royalty payments from 2009 to the current period for a total amount in the range of $1.0 million to $3.4 million. Refer to Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Dot Hill Systems Corp.

Date:	November 7, 2014

		By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	November 7, 2014

		By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)