Form 10-Q/A
period 2014-06-30
DOT HILL SYSTEMS CORP
filed 2014-12-03
CIK 1042783

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

Explanatory Note

Dot Hill Systems Corp. (“Dot Hill” or the “Company”) is filing this amendment to its quarterly report on Form 10-Q (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2014, as an exhibit-only filing solely for the purpose of amending Exhibit 10.5 filed with the Form 10-Q to reflect changes made to portions of Exhibit 10.5. No other information included in the Form 10-Q is amended by this Form 10-Q/A.

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

Part II. Other Information

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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)
3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)
4.1	Form of Common Stock Certificate. (4)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)
4.3	Form of Rights Certificate. (5)
4.4	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)
10.1†	Addendum Two to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (7)
10.2	Amendment Three to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (7)
10.3	Amendment Four to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (7)
10.4†	Amendment Five to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (7)
10.5†	Amendment Six to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company.
10.6†	Amendment Nine to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (7)
10.7†	Amendment Ten to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (7)
10.8†	Amendment Thirteen to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (7)
10.9	First Amendment to Loan and Security Agreement dated July 30,2009 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (7)
10.10	Second Amendment to Loan and Security Agreement dated February 3, 2011 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (7)
10.11	Non-Employee Director Compensation Policy. (7)
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
101.INS**	XBRL Instance Document (7)
101.SCH**	XBRL Taxonomy Extension Schema Document (7)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (7)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (7)

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

†	Confidential treatment has been granted by, or requested from, the SEC.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 5, 2010 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014 and incorporated herein by reference.

Dot Hill’s Current Reports on Form 8-K have a Commission File Number of 001-13317.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date:	December 3, 2014

		By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	December 3, 2014

		By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

5