Form 10-K
period 2014-12-31
DOT HILL SYSTEMS CORP
filed 2015-03-11
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 was $277,450,499.

The registrant had 60,813,245 shares of common stock, $0.001 par value, outstanding as of February 27, 2015.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

DOT HILL SYSTEMS CORP.
FORM 10-K
For the Year Ended December 31, 2014

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

PART I
Item 1. Business

We design, manufacture and market a range of storage systems, including hybrid storage arrays, for the entry and mid-range storage markets. We focus on selling through Server-based original equipment manufacturers, or OEMs, such as Hewlett-Packard, or HP, Dell Inc., or Dell, Lenovo Group Limited, or Lenovo, Advanced Micro Devices, Inc., or AMD, and Stratus Technologies, or Stratus; as well as into Vertical Markets through embedded solution OEMs, such as Flextronics, Teradata Corporation, or Teradata, Motorola, Inc., or Motorola, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Concurrent Computer Corporation, or Concurrent, Autodesk Inc., or Autodesk, Imagine Communications and Nokia Siemens Network, or Nokia Siemens, which primarily include media and entertainment, telecommunications, high performance computing, digital image archive, big data and oil and gas.
Typical customers for our storage systems products, which include our AssuredSANTM line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our Server OEMs go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource Planning, retail transactions and voicemail. On the other hand, much of our product sales into Vertical Markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities with both hard disk drives, or HDDs, and flash-based Solid State Drives, or SSDs, for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI, or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the United States government) compliant based on their ruggedness and reliability.
Our products span Price Bands 2 through 5 as defined by International Data Corporation, or IDC. Our AssuredSAN 3000 Series product addresses the entry level market (bands 2 and 3) and AssuredSAN 4000 and Pro 5000 Series products address the mid-range market (bands 4 and 5). AssuredSAN Pro 4000 and Pro 5000 Series products include RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance SSDs, to their maximum benefit, while storing less frequently accessed data on larger and much less expensive HDDs. Our AssuredSAN 3000 Series products are typically, but not exclusively, sold through our Server OEM partners, our AssuredSAN 4000 Series products are sold through both Server OEM partners and Vertical Markets partners, and our Pro 5000 Series are typically, but not exclusively, sold through our Vertical Market partners.
Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable customer. Our ability to achieve and maintain profitability will depend on, among other things:

•	the level and mix of orders we actually receive from such customers;

•	the actual amounts we spend on marketing support;

•	the actual amounts we spend for inventory support and incremental internal investment to develop or enhance our products;

•	our ability to reduce product cost;

•	our product lead time;

•	our ability to meet delivery schedules required by our customers; and

•	the economic environment.

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through Server OEMs, Vertical Markets partners that include embedded solution OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' Server OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our Vertical Markets partners include Flextronics, Teradata, CGG, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Imagine Communications, Quantum and Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our United States operations.
We began shipping products to HP, currently our largest customer, in the fourth quarter of 2007. In 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA product family. HP launched its third generation product line, called the P2000 product line, in 2010. Sales to HP increased in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. HP launched its fourth generation product line with the introduction of the 2040 line in mid-2013, and extended the portfolio in early 2014 with the 1040 line. In late 2014, HP introduced firmware with the ability of autonomic real time tiering. The agreement with HP does not contain any minimum purchase commitments. In 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in 2008 to expire concurrently with the supply agreement in October 2016.
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

For these and other reasons, our net revenue and results of operations in 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.
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

Industry Background
Overall Storage Market
According to "Worldwide and U.S. Enterprise Storage Systems 2014 - 2018 Forecast," published by IDC, the overall enterprise storage market is a $35.7 billion industry in 2014, and will grow to $41.7 billion in 2018. Included in the total is spending on external storage systems which is estimated at $27.2 billion in 2014, and will grow to $31.7 billion in 2018 at a 3.7% compound annual growth rate, or CAGR.
External storage refers to storage systems not inside a server. The main components of a storage array system are HDDs, SSDs, one or two storage controllers, power supplies and an enclosure. The main advantage of networked storage, including SAN and Network Attached Storage is that it allows multiple servers to share the storage resources connected through a network interface such as Fibre Channel or iSCSI.
IDC tracks shipments of products from storage vendors and divides the market into ten specific price bands. Price bands most relevant to Dot Hill are bands 2 through 5, which represent a $9.7 billion projected total available market in 2015.
Types of Data
Gartner, Inc., or Gartner, an information technology research and advisory company, classifies data types into four categories based on the format of how the data is stored. This differentiates data types across traditional relational, XML, messaging and multi-media formats. Examples of data types in the four categories include:

•	Structured data. Structured data includes relational databases where full atomicity, consistency, isolation, and durability, or ACID, features are supported.

•	Semi-structured data. Semi-structured data is structured data that include metadata and are self-descripting. This also includes XML data.

•	Quasi-structured data. Quasi-structured data includes web clickstream data that contains some inconsistencies in data values and format.

•	Unstructured data. Unstructured data includes text documents, images, video and general file-based data.
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

•
Mid-range. Mid-range or departmental/work-group storage products are designed for higher capacity and performance than entry-level products, but still feature ease of use and manageability, and are attached to a local server or a network of servers tailored to the needs of the local users. In this market, storage providers, OEMs and server companies primarily sell their products to local IT managers either directly or through distributors, VARs and regional system integrators, or SIs.

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

Industry Trends
There are several disruptive trends in the storage industry that will continue to drive demand for increasing storage requirements in terms of capacity, performance, and price. These trends include the following:

•
The real-time nature of information access based on rapid adoption of mobile consumer devices such as smart phones and tablets, which have created the need for application-aware data storage systems that respond to changing workloads in real-time;

•	The explosion of personal data stored and shared on social networking sites and stored or accessed on various mobile consumer devices;

•	Consolidation of compute power and storage in a variety of centralized or cloud architectures;

•	Big Data capture, storage and management of various unstructured and quasi-structured data formats;

•	Business intelligence and analytics, often applied to Big Data stores that require additional storage resources during the map/reduce process;

•	Data security and compliance requirements from government entities and customer privacy expectations; and

•	Storage systems optimized for flash storage and storage class memory products to increase performance while optimizing cost.
We believe the storage industry is strong and growing and our unique product and company strengths will satisfy a growing set of customers in the years ahead.
Our Strategy
Our primary objective is to sustain and grow profitability through our core business of selling entry and mid-level storage arrays through OEMs, including Server OEMs and Vertical Market's OEMs focused on solutions for media and entertainment, telecommunications, Big Data, HPC Digital Image Archive and oil and gas, and also through channel based resellers focused primarily on the same Vertical Markets. We launched our first mid-range products on August 22, 2012, which include the AssuredSAN Pro 5000 Series, with RealStor software that incorporates autonomic real-time data tiering, and the AssuredSAN 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability and exceptional streaming throughput. On November 4, 2014, we introduced RealStor 2.0, which represents the next advancement in storage intelligence, and expanded the RealStor software platform to the AssuredSAN 4000 Series with our storage array model 4004. In addition, we will strive to create greater economies of scale and operating leverage in our entry level OEM storage array business, by focusing on new customer opportunities that may arise as a result of industry consolidation.
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

•
Focus on existing customers and develop new customer relationships. We have entered into OEM agreements with, HP, Tektronix, Lenovo, Dell, AMD, Motorola, Samsung, Stratus, Concurrent, Flextronics, Teradata, and CGG, among others. We intend to focus on expanding our relationships with our existing customers and to continue seeking additional OEM relationships with other industry leaders to sell current products and expand the number of products offered to these customers to enable them to address new markets.

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

•
Continue to add value through software functionality. RealStor 2.0 was introduced to the market on November 4, 2014. In addition to expanding the software platform to the latest AssuredSAN 4000 Series product, new functionality was added, including tiering between different classes of HDDs and the ability to lock or pin a certain host application to a fixed tier within the hybrid array. Our real-time autonomic tiering algorithm enables fast response for changing workloads to maintain high performance with little or no intervention from a storage administrator.

•
Leverage our AssuredSAN architecture. We developed our AssuredSAN architecture as a foundational element of our AssuredSAN modular storage arrays. This modular architecture, along with the RealStor software platform, allows us to quickly develop and bring to market new products based on this foundation. We intend to focus and unify our development efforts on this approach, which we believe offers a competitive time to market advantage to us. In particular, we intend to utilize our AssuredSAN products to continually extend the feature sets of both our entry-level and mid-range solutions and build a comprehensive set of software-based features that offer our customers increased levels of value and differentiation.

•
Quickly adopt new standards. We strive to introduce products that are first to market. For example, in November 2013 we introduced AssuredSAN Series 4000, storage array model 4004, the first entry-level storage array with flexible Fibre Channel and Fibre Channel / iSCSI interfaces that can be configured for 8Gb or 16Gb FIBRE Channel, or 1Gb or 10Gb iSCI host connectivity. This model series also offers a 12Gb SAS interface option. In August 2012, we introduced AssuredSAN Pro 5000 Series with RealStor software that incorporates autonomic real-time data tiering. With RealStor, businesses gain the advantage of very high performance SSDs, using them to their maximum benefit to store very frequently accessed or "hot" data, while storing less frequently accessed data on slower, but much less expensive, hard disk drives. This storage array technology delivers performance improvements within minutes for workloads as data being stored on the Series 5000 products are analyzed in real-time and migrated to faster but more expensive SSDs or to slower HDDs, based on frequency of use. On the same day, we also introduced our AssuredSAN 4000 Series next-generation, high performance storage solution designed to deliver best-in-class price performance, 99.999 percent availability, and exceptional streaming throughput. The Series 4000 shares the same architecture as the Series 5000. In addition, our AssuredVRA enterprise redundant array of independent disks, or RAID, stack for Windows and Linux servers allow us to quickly adopt and migrate to next generation Intel and AMD class server architectures due to its highly modular architecture and approach.

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

Our Products
Product Positioning and Highlights
We design, manufacture and market a range of enterprise storage solutions and virtual RAID adapters for the entry and mid-range storage markets. Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our Server OEMs go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and Planning, retail transactions and voicemail. On the other hand, much of our product sales into Vertical Markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred TB SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture with RealStor software for real-time autonomic tiering provides high performance and large disk array capacities for a broad variety of environments, employing Fibre Channel, iSCSI or SAS interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays.

Our AssuredSAN storage solutions are positioned in the market to lead in these areas:

•	Proven value for network storage. Our storage arrays support raw capacities up to 576TB with 6TB disk drives, and offer high availability with dual redundant controllers.

•
Best-in-Class reliability and high availability. Based on approximately 700,000 total storage array systems shipped, and the large number of systems tracked in field service, the AssuredSAN product line has consistently demonstrated 99.999 percent availability. Our products have been validated by rigorous testing by multiple demanding OEM customers.

•
Best-in-Class price/performance. With the introduction of the AssuredSAN Series 4000, storage array model 4004 and RealStor 2.0 software, we have established industry leading performance in terms of streaming read/write performance and transactions per second for this class of product. Our mid-range class products deliver more performance at a given price point than competing systems in the market. Multiple OEM customers have selected and qualified our RealStor software for use in their mid-range storage solutions.

•
Most responsive storage with real-time tiering. Our RealStor 2.0 software enables autonomic real-time tiering across disk technologies to achieve greater performance for dynamic workloads. With RealStor, businesses gain the advantage of deploying very high performance SSDs, using them to their maximum benefit to store very frequently accessed or “hot” data, while storing less frequently accessed data on slower, but much less expensive hard disk drives. This 8th generation storage array technology delivers performance improvements within minutes for workloads, as data being stored on the AssuredSAN 4000 Series, storage array model 4004 products are analyzed in real-time and migrated to faster but more expensive SSDs or to slower HDDs based on frequency of use.

•
Disruptively simple interface for improved operational efficiency. In addition to the autonomic real-time tiering in the RealStor 2.0, the software interface has been designed for simplicity that eliminates all low level configuration tasks without complex policy settings.

AssuredSAN Product Line
We design our family of open systems storage hardware and software products with the reliability, flexibility and performance necessary to meet IT managers' needs for easily scalable cost-effective solutions. We currently offer storage systems in Fibre Channel, iSCSI, and SAS host interfaces which include HDD and SSD drive technologies. We also offer enterprise class RAID software for industry standard Windows and Linux servers, as well as storage management applications, which can manage any one or all of our storage system configurations. The RealStor 2.0 software adds autonomic real-time tiering, thin provisioning, fast RAID rebuild and a disruptively simple user interface called Storage Management Console. In addition, performance-enhancing and Data Management Software is sold bundled with our storage systems or licensed separately to OEM customers, including AssuredSnap, AssuredCopy and AssuredRemote.
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

•
AssuredSAN 3000 Series. The 3000 Series is ideal for demanding applications such as video post-production, surveillance, and virtual machine environments (VMware, Microsoft and Citrix). With the introduction of the 24 drive small form factor drive products (2U/24), we believe we were also the first to offer such systems with full embedded RAID and data protection capability. Our AssuredSAN 3000 Series includes a range of interface options including 8Gb and 16Gb Fibre Channel, 1Gb and 10Gb iSCSI, 6Gb SAS and a hybrid Fibre Channel / iSCSI option.

•
AssuredSAN 4000 Series. Our AssuredSAN™ 4000 storage arrays which were announced on August 22, 2012 are the highest performing storage solutions in our portfolio with a traditional user interface for RAID storage systems. On November 6, 2013, we further enhanced the AssuredSAN 4000 Series with the storage array model 4004 based on the Company's ninth-generation RAID architecture and added support for real-time autonomic tiering and other virtualized features with the introduction of RealStor 2.0 on November 4, 2014. These products offer greater data security, faster throughput and substantial business benefits for markets that demand extremely high-bandwidth performance, such as cloud service providers, media and entertainment, oil and gas, telecommunications, big data analytics and digital image archiving. Host interface options include 12Gb SAS, 8Gb and 16Gb FC, 1Gb and 10Gb iSCI and the only hybrid 16Gb Gen 5 Fibre Channel/10Gb iSCI converged interface. RealStor 2.0 software includes these key features:

◦	RealTier™, autonomic real-time storage tiering;

◦	RealThin™, thin provisioning solution;

◦	RealPool™, automated pooling dramatically simplifies storage setup;

◦	RealQuick™, method for rapidly rebuilding sectors in record time;

◦	RealSnapTM, create snapshots as equal volumes for greater flexibility; and

◦	RealCacheTM, increase cache capacity by 100 times to easily handle peak application demand.

•
AssuredSAN Pro 5000 Series. Also announced on August 22, 2012, our AssuredSAN Pro 5000 Series adds automated tiered storage capabilities to our smart, simple, SAN storage line-up. Using the Pro 5000 Series with integrated RealStor management software, IT managers can improve data responsiveness, remove provisioning and allocation guesswork, and simplify storage management and expansion. RealStor, our unique, patent pending software, takes tiered storage to a more advanced level going beyond batch data migration to Real-Time automated tiered storage that continuously responds to user data demands by moving 'hot' data to a high-speed SSD tier.

•
AssuredSAN Ultra48 Chassis. In February 2014, we introduced an industry-first high density chassis that supports 48 small form factor drives in an enclosure utilizing only two rack units of space. This chassis is compatible with all AssuredSAN Series 4000 and storage array model 4004 controllers and also supports expansion chassis to enable up to 196 drives utilizing only eight rack units.

•
AssuredSAN Ultra56 Chassis. In November 2014, we introduced a high density chassis that supports 56 large form factor drives in an enclosure utilizing four rack units of space. This enclosure meets NEBS Level 3 carrier-grade environmental requirements and also supports AssuredSAN Series 4000, storage array model 4004 controllers as well as expansion chassis.

Additional AssuredSAN Features

•
High Availability. We believe that high availability is essential to our customers due to the critical nature of the data being stored. We have demonstrated 99.999 percent availability in our product lines and integrate the latest in technological advances to meet expanding market opportunities. We design redundancy, high reliability, high performance and ruggedness into our storage systems. Redundant components have the ability to be replaced while the system is on-line without interrupting network activity.

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

•
Rugged Product Design. Our AssuredSAN products are designed to operate under extreme climatic and other harsh operating conditions without degradation in reliability or performance, as attested to with the NEBS Level 3 and MIL-STD-810F compliance.

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

Data Management Software for AssuredSAN Products
Software features available with our AssuredSAN products include the following:

•
AssuredSnap. AssuredSnap is our Data Management Software, or DMS, that introduces point in time snapshot technology into the AssuredSAN product family. AssuredSnap provides the ability to create point-in-time copies or backups of disk volumes with restoration of data to any captured point in time snapshot. Since AssuredSnap only copies changed data to disk, it can virtually eliminate backup windows. The AssuredSnap implementation is not only fast, but also reduces the size of snapshots by storing only a single instance of changed blocks. This technology allows IT managers increased backup efficiency and flexibility.

•
AssuredCopy. AssuredCopy is our DMS that introduces data cloning or volume copy services into the AssuredSAN product family. AssuredCopy leverages snapshot technology to create complete, physically independent copies of master or snapshot volumes. Once complete, volume copies can be mounted to any host system for read-only or read-write access. As both a data protection and a data management technology, AssuredCopy can be used to support applications such as backup and data recovery, data mining, decision support, data distribution and migration, application development and test. AssuredCopy protects against accidental or malicious loss or corruption of data, and provides additional protection against complete volume failure.

•
AssuredRemote. AssuredRemote is our DMS that introduces remote replication into the AssuredSAN product family. AssuredRemote leverages snapshot technology and then transfers them to a paired array over either Fiber Channel or Ethernet for enhanced data protection and disaster recovery.

•
Storage Management Console. Storage Management Console is a web-based interface with RealStor 2.0 using a new, intuitive design to manage and monitor all aspects of the storage array. User actions are organized with powerful tools to sort and filter information for easy access. A customization tool kit is available to enable OEM customers to private-label the interface for their individual brands.

•
RAIDar. RAIDar is a web-based interface used for configuring, monitoring, error reporting and running diagnostics for certain of our RAID systems. A customization tool kit available with this interface enables our OEM customers to private-label the user interface quickly and cost efficiently.

AssuredVRA Product Line
AssuredVRA is a high-performance, feature rich, host based RAID stack for Windows and Linux based enterprise servers. Our OEM and SI customers typically integrate AssuredVRA as an ingredient of their entry-level Intel or AMD based server products. It has the ability to replace a dedicated hardware RAID adapter in many applications by utilizing the built-in disk I/O ports built into modern server hardware. In most instances, AssuredVRA is private labeled and branded with the OEMs own brand.
Dot Hill Market Access
Horizontal Markets

•
Server Attach Storage. This is the traditional market for external network storage systems. SAN storage arrays connected through a network interface such as Fibre Channel or iSCSI, or as a direct-attach configuration using a SAS interface and sold by one of the major system manufacturers. We currently sell to HP, Lenovo, Stratus and other manufacturers that attach to server systems.

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

Vertical Markets

•
Telecommunications. We sell through multiple OEMs in the telecommunications space including Tektronix, Samsung, Motorola, and Nokia Siemens. Demand for storage in this market remains strong due to the proliferation of mobile devices and the build-out of 4G wireless networks.

•
Media and Entertainment. We have established success in various media and entertainment industries such as video post-production and broadcast systems. Our success in this segment spans both OEM and Indirect Channel partners. Current OEM customers include Autodesk, Concurrent, Quantum and Imagine Communications.

•
Big Data / Data Analytics. Numerous business and technology trends are disrupting the traditional data management and processing landscape and perhaps none more than big data and data analytics. Many businesses now view the analysis of big data stores as a competitive advantage. This approach requires a new approach to the analysis of large unstructured data sources. We have engaged in this segment through OEM partners and expect this market will continue to expand with opportunities across all channels. Current OEM customers include Flextronics and Teradata.

•
Oil and Gas. Energy exploration and delivery is significant part of the worldwide economy. In this industry advanced computing and storage technologies are used for acquisition, retrieval and analysis for seismic data as well as equipment monitoring and process optimization. Current OEM customers include CGG.

•	Digital Image Archive. This segment includes the capture, storage and analysis of digital images from satellite, surveillance systems, medical images and many other applications.
OEM Partners for AssuredSAN platform
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through Server OEMs and OEMs who focus on select Vertical Markets. Our storage system products' OEM partners currently include, among others, Autodesk, CGG, Concurrent, Imagine Communications, HP, Lenovo, Motorola, Quantum, Samsung, Stratus, Tektronix, Flextronics and Teradata. Although our products and services are sold worldwide, the majority of our net revenue is derived from our United States operations.
OEM Partners for AssuredVRA Platform
Virtual RAID Adapter, or VRA, technology is a unique class of pure, host-based software RAID that combines key advantages of pure software RAID with many of the key advantages of hardware RAID adapters. As such it optimized for integration with server manufacturers. Our AssuredVRA OEM partners currently include, among others, Dell, AMD, and Supermicro.
Distribution Partners
Beginning in late 2009, we began placing more emphasis on selling higher gross margin products, which include appliance products and hardware products through indirect sales channels. This involves a two-tier distribution model whereby we sell directly to distributors who then sell to solutions partners who sell a final solution to end customers. In 2014, we maintained distribution agreements in North America with Promark Technology, Inc., Pacific Alliance Capital, Inc., and Synnex among others, and in EMEA with Hammer PLC and Avnet, among others.
Business Overview
Sales and Marketing
Our hardware and software products and services are sold worldwide to facilitate network storage implementations in the entry level and mid-range market segments. Dot Hill branded products are sold primarily through distributors, VARs and resellers while “blackbox” and OEM-customized products are sold primarily through Server OEMs, Vertical Markets OEMs and federal contractors. We utilize these channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We maintain a sales and marketing organization operating out of our office in Longmont, Colorado, with regional offices in Germany, Japan, the United Kingdom and China as well as several smaller localized field sales offices throughout North America. Generally, our customers have no minimum purchase requirements and have certain rights to extend, delay or cancel shipment of their orders without penalty.
We support our indirect and OEM channels with a set of marketing programs designed to promote our products and technology leadership, attract additional channel partners and generate end-user demand. Our product marketing team focuses on marketing strategy, market requirements, product launches, product messaging, demand assessment, competitive analysis, public relations, marketing communications and channel marketing. The marketing team ensures that all marketing activities occur on a well-managed, timely basis in coordination with our development, manufacturing and sales groups, as well as our sales channel partners. The groups work closely with our sales and research and development groups to align our product development road map to meet key customer and channel technology requirements.
Sales and marketing expenses consist primarily of salaries, marketing program related costs, lead generation, customer-related evaluation unit expenses, promotional costs and travel expenses.
Outsourced Manufacturing
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties' manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved payment terms. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to further extend our contract. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement, as the Company may issue purchase orders and Foxconn may accept purchase orders under the terms and conditions of the existing agreement. The majority of our products sold in 2012, 2013, and 2014 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2015.
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
Our software capabilities were significantly expanded in 2014 with the introduction of RealStor 2.0 software which expanded the product line coverage for real-time autonomic tiering and other storage virtualized features to certain 4000 Series products. RealStor technology overcomes the limitations of other tiered storage solutions to deliver a combination of industry-leading high performance and high availability on a scalable platform with advanced features that are easy to manage with minimal IT resources. Intelligent RealTier algorithms operate continuously, autonomically and in real-time to deliver the best possible improvement in performance for today's rapidly-changing real-world workloads. And the low initial capital expenditure, combined with streamlined management, result in a surprisingly low total cost of ownership, while the performance gains yield a high return on investment.
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
We are focused on continuously developing products that meet changing customer needs and anticipating and proactively responding to highly evolving technology in a timely and cost-effective manner. We also generally design and develop our products to have a modular architecture that can be scaled to meet customer needs and modified to respond to technological developments in the open systems computing environment across product lines. We are actively working on next generation technologies in both storage hardware protocols and storage software applications. Research and development expenses consist primarily of project-related expenses, consulting charges and salaries for employees directly engaged in research and development. Our total research and development expenses were $34.2 million in 2012, $35.3 million in 2013 and $37.6 million in 2014. In 2014, we capitalized software development costs of $1.2 million. There were no capitalized software development costs in 2013 or 2012.
Customer Service and Support
We recognize that providing comprehensive, proactive and responsive support is essential to maintaining and growing customer satisfaction, fostering customer loyalty and securing repeat business.
Our team of pre-sales sales engineers work in conjunction with their sales counterparts within our partners to train, scope opportunities and implement Dot Hill products in their customer environments when required. There are sales tools, try and buy and Beta evaluations, Partner Portal with all required sales information and competitive data. We offer partner boot camps in the Longmont, Colorado office for new product training, partner collaboration and feedback at various times throughout the year. This pre-sales support approach ensures our partners get whatever they require to be successful selling Dot Hill Products.
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
As of December 31, 2014, we had been awarded a total of 101 United States patents, 9 of which were awarded in 2014. 93 of these patents generally cover RAID controller and SAN-related technology. In addition, as of December 31, 2014 we had 25 filed United States patent applications pending approval. The patents covering our core technologies expire from 2022 to 2033. In addition, if we are unable to protect our intellectual property, or infringe intellectual property of a third party, our operating results could be harmed.
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
Competition
The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage products sold to OEMs, we compete primarily against independent storage system suppliers including Fujitsu Technology Solutions GmbH, or Fujitsu, NEC Corporation, Infortrend Technology or Infortrend, Promise Technology, Inc., or Promise, Nimble Storage, Inc., or Nimble, and NetApp as a result of its acquisition of LSI's Engenio Division in May 2011. For our AssuredSAN storage products sold through indirect channels, our competitors include EMC Corp., or EMC, Hitachi Data Systems Corp., or Hitachi, NetApp, Infortrend, and Promise. Our indirect channels also compete with traditional suppliers of computer systems and servers, including International Business Machines Corporation, or IBM, Oracle Corp., or Oracle, Dell, HP and Nimble, which market storage systems as well as other computer products.
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
Dot Hill Operating Leverage
We believe we have several unique points of operating leverage that will create value for the business. As such, we are focused on improving our business strength in these areas.
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
Operating expense levers enable us to significantly leverage a relatively fixed engineering investment across multiple customers with similar product needs. Within the OEM sales team, the effort is largely centered on design wins and not on-

going demand generation. Also, general and administrative costs are relatively fixed and as volume increases, the incremental expense to support the increased volume is disproportionately smaller than the increased volume, which will improve operating margins.
Balance sheet and cash leverage is gained with working capital and line of credit that are sufficient to satisfy customers and suppliers. This enables investment in adding new customers to the pipeline. If needed, we have the cash to invest in inventory.
Employees
As of December 31, 2014, we had 324 full-time employees, of whom 171 were engaged in research and development, 53 in sales and marketing, 53 in manufacturing, 34 in general management and administration and 13 in customer service and support. We have not had a work stoppage among our employees and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
Named Executive Officers of the Registrant

Name	Age	Position	Officer or Key Employee Since
Dana W. Kammersgard	59	Chief Executive Officer and President	August 1984(1)
Hanif I. Jamal	54	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	July 2006

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
Our business is highly dependent on a limited number of customers. For example, sales to our largest Server OEM customer, or Customer A, and two large Vertical Markets customers, or Customers B and C, accounted for 68%, 0% and 10%, respectively, of our net revenue for the year ended December 31, 2012, 59%, less than 1% and 13%, respectively, of our net revenue for the year ended December 31, 2013 and 47%, 11% and 8%, respectively, of our net revenue for the year ended December 31, 2014. We expect Customers A and C to represent much greater than 10% and Customer B to represent around 10% of our net revenue for 2015. If our relationships with Customers A, B and/or C or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Customers A, B and/or C or our other customers will expand or not otherwise be disrupted.
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
Product recalls, epidemic failures, post-manufacture repairs of our products, liability claims and associated costs could harm our reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on our financial condition and our results of operations.
Our products may contain undetected errors, or failures that become epidemic failures (as defined in our customer agreements), which may be discovered after shipment, resulting in a loss of net revenue, an increase in costs to rework or replace failed products, product liability claims, a tarnished reputation, a loss of customers, or a loss or delay in market acceptance of our products, any of which could harm or disrupt our business. Product failures or recalls could be the result of components purchased from our suppliers not meeting the required specifications or containing undetected quality errors and manufacturing defects despite our quality controls, or from our own design deficiencies.
Even if the errors are detected before shipment, such errors still could result in the halting of production, delay of shipments, delay of recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in loss of customers and goodwill. Our customers may assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Significant claims exceeding our expected warranty provisions could distract management’s attention from operating our business and, if successful, result in material claims against us that might not be covered by our insurance. The last significant quality issue was discovered in 2009, and was due to a problem with one of our power supply vendors. Refer to Note 6 of the Consolidated Financial Statements of this annual report on Form 10-K for further details.
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
None of our contracts with our existing customers, including Customers A, B and C, contain minimum purchase commitments and while our contracts typically contain a specified term, our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing or volume of purchases by our major customers could result in lower net revenue. For example, we cannot be certain that our sales to any of our customers will continue at historical levels or will reach expected levels. In addition, our existing contracts do not require our customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our customers may sell the products of our competitors. The decision by any of our customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenue to decline substantially, and our business, financial condition and results of operations could be significantly harmed.
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
We primarily sell to Customers A, B and C and other OEMs and thus do not need to make substantial incremental investments in sales and marketing to generate demand for our products to our customers. Additionally, we outsource substantially all of our manufacturing to very large contract manufacturing partners in Asia. Hence, there is little incremental cost required to increase our production capacity. Furthermore, we have an adopted modular architecture to our storage system products and consequently if our customers do not require substantial customization, we are able to launch products based on existing product platforms for new OEMs or channel partners at modest incremental expenditures.
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
The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC, Hitachi, Infortrend, Promise, NEC and NetApp as a result of its acquisition of LSI’s Engenio Division in May 2011. We also compete with traditional suppliers of computer systems, including IBM, Oracle, Dell, HP and Nimble, which market storage systems as well as other computer products.
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
We primarily rely on Foxconn to manufacture our products. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for three years. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to further extend our contract. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement, as the Company may issue purchase orders and Foxconn may accept purchase orders under the terms and conditions of the existing agreement. However, if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. If Foxconn fails to meet their obligations under the agreement, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our customers and one that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.
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
We may experience losses in the future, and may have difficulty forecasting future operating results, which could result in revenue and earnings volatility, which could cause our stock price to decline.
For the years ended December 31, 2014, 2013, and 2012, we incurred income (loss) from continuing operations of $8.1 million, $5.5 million, and $(10.4) million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from our customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2014. Consequently, we cannot provide assurance that we will be profitable in any future period.
Our future operating results and profitability will depend on, and could vary substantially as a result of many factors, including:

•	our ability to maintain and enhance relationships with our customers, in particular our OEM customers, as well as our ability to win new business;

•	our ability to implement and achieve targeted gross margin and cost reduction objectives;

•	our ability to contain operating expenses and manufacturing variances;

•	our ability to meet product delivery schedules for our customers which could result in increased air freight, expedite and overtime charges;

•	the extent to which we invest in new initiatives such as channel sales and software development;

•	our plans to maintain and enhance our engineering, research, development and product testing programs;

•	the success of our manufacturing strategy and relationships with our contract manufacturing partners;

•	the success of our sales and marketing efforts;

•	the amount of field failures resulting in product replacements, recalls or customer penalties;

•	the extent and terms of any development, marketing or other arrangements;

•	changes in economic, regulatory or competitive conditions, including the current worldwide economic crisis;

•	costs of filing, prosecuting, defending and enforcing intellectual property rights;

•	costs of litigating and defending law suits; and

•	our ability to capitalize on new customer opportunities resulting from industry consolidation.
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
We are currently involved in an ongoing dispute with Crossroads Inc. It is probable that we will resolve this contractual dispute for royalty payments from 2009 to the current period for a total amount in the range of $1.0 million to $3.4 million. Refer to Note 12 of the Consolidated Financial Statements of this annual report on Form 10-K for further details.
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
We maintain a system of internal controls in order to ensure we are able to collect, process, summarize, and disclose the information required by the Securities and Exchange Commission within the time periods specified. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Due to these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Additionally, public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. If the internal controls put in place by us, including a wide range of manual internal controls, are not adequate or fail to perform as anticipated, errors could occur that would not be detected, which could require us to restate our consolidated financial statements, receive an adverse audit opinion on the effectiveness of our internal controls, and/or take other actions that will divert significant financial and managerial resources, as well as be subject to fines and/or other government enforcement actions. Furthermore, the price of our stock could be adversely affected.
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
Although a substantial portion of our business is located and conducted in the United States, a significant portion of our operations are located outside of the United States. The majority of our products are manufactured outside of the United States, and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.
We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in United States Dollars and in foreign currencies. An increase in the value of the United States Dollar relative to foreign currencies could make our products more expensive and therefore, potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower United States-based revenues. A decrease in the value of the United States Dollar relative to foreign currencies could increase operating expenses in foreign markets. Prices for our products are substantially United States Dollar denominated, even when sold to customers that are located outside the United States. Therefore, as a substantial portion of our sales are from countries outside the United States, fluctuations in currency exchange rates, most notably the strengthening of the United States Dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could adversely impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the United States.
Additional risks inherent in our international business activities generally include, among others, difficulties in managing international operations and compliance with complex tax regulations in each tax jurisdiction.
In addition, due to the global nature of our business, we are subject to complex legal, tax and regulatory requirements in the United States and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than United States laws. Such factors could have an adverse impact on our business, operating results and financial position.
Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by our internal policies and procedures, or Unites States laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, financial condition or results of operations.
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
A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as the changes to revenue recognition standards, the increased use of fair value measures, additional proposed changes to revenue recognition, lease accounting, financial instruments and other accounting standards, and the potential requirement that United States registrants prepare financial statements in accordance with International Financial Reporting Standards, could have a significant effect on our reported financial results or the way we conduct our business. Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue, which may affect our results of operations.
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
Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business over the coming years. Our results of operations, financial position and cash flows could be materially adversely affected due to this health care reform legislation. We expect to experience significant increases in health care costs into the foreseeable future.
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
Over the past several years, our business strategy has been to derive a competitive advantage by moving from being a follower of new technologies to being a leader in the innovation and development of new technologies. This strategy requires us to make significant investments in research and development and, in attempting to remain competitive, we may increase our capital expenditures and expenses above our historical run-rate model, including the capitalization of a software project under development discussed more fully in Note 5 to the Consolidated Financial Statements of this annual report on Form 10-K. There can be no assurance that these investments will result in viable technologies or products, or if these investments do result in viable technologies or products, that they will be profitable or accepted by the market. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
We lease approximately 7,300 square feet of office space located in Plymouth, Minnesota, under a lease that expires in October 2015. We use this office space as a research and development facility for our AssuredVRA software.
In addition, we lease other international office space in Germany, Japan, China, Singapore and the United Kingdom, primarily for supply-based management and sales and marketing functions.
Our existing leased facilities are appropriate for our current needs. We do not own any real estate.

Item 3. Legal Proceedings
The information required by this Item is incorporated by reference from Note 12, Commitments and Contingencies, of the Consolidated Financial Statements of this annual report on Form 10-K.

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

Year Ended December 31, 2013:	Low	High
First Quarter	$0.88	$1.39
Second Quarter	1.10	2.31
Third Quarter	2.04	2.97
Fourth Quarter	2.13	3.41

Year Ended December 31, 2014:
First Quarter	$3.17	$6.06
Second Quarter	2.91	4.77
Third Quarter	3.31	4.93
Fourth Quarter	3.14	4.99
On February 27, 2015 the last reported sale price for our common stock on the NASDAQ Global Market was $4.06 per share. As of February 27, 2015 there were 60,813,245 shares of our common stock outstanding held by approximately 91 holders of record. We have never paid any cash dividends on our common stock, and currently intend to retain future earnings, if any, to the extent possible to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
The information required to be disclosed by item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this annual report on Form 10-K.

PERFORMANCE MEASUREMENT COMPARISON
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2009 and its relative performance is tracked through December 31, 2014.

Item 6. Selected Financial Data
We derived the selected consolidated financial data presented below from our audited consolidated financial statements for the years ended December 31, 2012, 2013 and 2014, which are included elsewhere in this annual report on Form 10-K. Statement of Operations data for the years ended December 31, 2010 and 2011 and balance sheet data as of December 31, 2010, 2011 and 2012 have been derived from our audited consolidated financial statements not included herein. All data are in thousands except per share data. You should read the selected consolidated financial data together with our consolidated financial statements and related disclosures thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	2010	2011	2012	2013	2014
	(in thousands, except per share amounts)
Statement of Operations Data (Year Ended December 31):
Net Revenue	$251,838	$195,827	$194,548	$206,565	$217,665
Cost of goods sold	207,653	150,544	146,177	140,495	145,090
Gross profit	44,185	45,283	48,371	66,070	72,575
Operating expenses:
Research and development	28,113	31,196	34,199	35,332	37,645
Sales and marketing	11,837	13,225	14,133	13,450	14,505
General and administrative	11,251	9,174	9,695	11,658	12,122
Operating income (loss)	(7,016)	(8,312)	(9,656)	5,630	8,303
Other income (loss), net	(3)	(23)	3	(39)	(21)
Income tax expense	213	129	749	51	227
Income (loss) from continuing operations	(7,232)	(8,464)	(10,402)	5,540	8,055
Loss from discontinued operations (2)	(6,019)	(13,560)	(4,548)	(476)	—
Net income (loss)	$(13,251)	$(22,024)	$(14,950)	$5,064	$8,055

Net income (loss) per share - basic and diluted (1):
Income (loss) from continuing operations	$(0.14)	$(0.15)	$(0.18)	$0.09	$0.13
Loss from discontinued operations	(0.11)	(0.25)	(0.08)	(0.01)	—
Basic and diluted	$(0.25)	$(0.40)	$(0.26)	$0.09	$0.13
Balance Sheet Data (as of December 31):
Cash, cash equivalents and short-term investments	$45,732	$46,168	$40,315	$40,406	$42,492
Working capital	49,879	41,387	34,286	43,794	53,494
Total assets	107,502	98,879	83,937	105,384	120,232
Total long-term debt	71	—	—	—	—
Total stockholders' equity	64,378	48,702	38,775	47,647	62,530

(1)	See Note 2 of Notes to Consolidated Financial Statements of this annual report on Form 10-K for an explanation of the calculation of net income (loss) per share.

(2)
During September 2011, we performed an impairment analysis over our long-lived and intangible assets. The impairment analysis identified $4.1 million of impaired goodwill, $2.8 million of impaired acquired software and $0.1 million of impaired acquired trade name, all related to our acquisition of Cloverleaf, Inc. As of December 31, 2011, the goodwill impairment charge, long-lived asset impairment charge and the acquired software impairment charge were recorded as components of discontinued operations. In February 2012, our Board of Directors approved a plan to exit our AssuredUVS business and close down our Israel Technology Development Center. During the second quarter of 2012, we explored the potential sale of the AssuredUVS business, but were unsuccessful in locating a buyer and ended efforts to sell the business or its component assets as of June 30, 2012. Accordingly, during 2012, we recognized an impairment of $0.2 million of property, plant and equipment and $1.6 million for the remaining value of acquired software as a component of discontinued operations.

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
Overview
We design, manufacture and market a range of storage systems, including hybrid storage arrays, for the entry and mid-range storage markets. We focus on selling through Server-based original equipment manufacturers, or OEMs, such as Hewlett-Packard, or HP, Dell Inc., or Dell, Lenovo Group Limited, or Lenovo, Advanced Micro Devices, Inc., or AMD, and Stratus Technologies, or Stratus; as well as into Vertical Markets through embedded solution OEMs, such as Flextronics, Teradata Corporation, or Teradata, Motorola, Inc., or Motorola, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Concurrent Computer Corporation, or Concurrent, Autodesk Inc., or Autodesk, Imagine Communications and Nokia Siemens Network, or Nokia Siemens, which primarily include media and entertainment, telecommunications, high performance computing, digital image archive, big data and oil and gas.
Typical customers for our storage systems products, which include our AssuredSAN line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our Server OEMs go into the IT infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource Planning, retail transactions and voicemail. On the other hand, much of our product sales into Vertical Markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities with both hard disk drives, or HDDs, and flash-based Solid State Drives, or SSDs, for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI, or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the United States government) compliant based on their ruggedness and reliability.
Our products span Price Bands 2 through 5 as defined by International Data Corporation, or IDC. Our AssuredSAN 3000 Series product addresses the entry level market (bands 2 and 3) and AssuredSAN 4000 and Pro 5000 Series products address the mid-range market (bands 4 and 5). AssuredSAN Pro 4000 and Pro 5000 Series products include RealStor software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance SSDs, to their maximum benefit, while storing less frequently accessed data on larger and much less expensive HDDs. Our AssuredSAN 3000 Series products are typically, but not exclusively, sold through our Server OEM partners, our AssuredSAN 4000 Series products are sold through both Server OEM partners and Vertical Markets partners, and our Pro 5000 Series are typically, but not exclusively, sold through our Vertical Market partners.

Our agreements with our customers do not contain any minimum purchase commitments and may be terminated at any time upon notice from the applicable customer. Our ability to achieve and maintain profitability will depend on, among other things:

•	the level and mix of orders we actually receive from such customers;

•	the actual amounts we spend on marketing support;

•	the actual amounts we spend for inventory support and incremental internal investment to develop or enhance our products;

•	our ability to reduce product cost;

•	our product lead time;

•	our ability to meet delivery schedules required by our customers; and

•	the economic environment.
Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through Server OEMs, Vertical Markets partners that include embedded solution OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' Server OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and Dell and AMD, who purchase our AssuredVRA products. Our Vertical Markets partners include Flextronics, Teradata, CGG, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Imagine Communications, Quantum and Nokia Siemens. Although our products and services are sold worldwide, the majority of our net revenue is derived from our United States operations.
We began shipping products to HP, currently our largest customer, in the fourth quarter of 2007. In 2008, we amended our agreement with HP to allow for sales of additional products to additional divisions within HP. Our products are primarily sold as HP’s MSA product family. HP launched its third generation product line, called the P2000 product line, in 2010. Sales to HP increased in 2010 as we began selling our next generation host interfaces across the HP P2000 product line. HP launched its fourth generation product line with the introduction of the 2040 line in mid-2013, and extended the portfolio in early 2014 with the 1040 line. In late 2014, HP introduced firmware with the ability of autonomic real time tiering. The agreement with HP does not contain any minimum purchase commitments. In 2011, we extended our supply agreement with HP by five years to expire in October 2016 and also extended the expiration of 1.6 million warrants granted to HP in 2008 to expire concurrently with the supply agreement in October 2016.
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

For these and other reasons, our net revenue and results of operations in 2014 and prior periods may not necessarily be indicative of future net revenue and results of operations.
Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services, including final assembly, testing and configure-to-order services, through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved our payment terms. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to further extend our contract. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement, as the Company may issue purchase orders and Foxconn may accept purchase orders under the terms and conditions of the existing agreement. The majority of our products sold in 2012, 2013 and 2014 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products in 2015.
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
Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and other miscellaneous income and expense items.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We have many accounting policies that require us to make estimates and assumptions - the determination of useful lives of long-lived assets, the valuation of long-lived assets, accruals for restructuring, capitalization of software development costs, contingent liabilities and income taxes, including the valuation allowance for deferred tax assets, and the valuation and recognition of share-based compensation expense. The items listed below are not inclusive of all of our accounting policies but is a listing, identified by management, of those policies which require the most significant judgments and estimates to be made in the preparation of the consolidated financial statements.

Revenue Recognition
We derive our revenue from sales of our hardware products, software and services.
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that are integrated with our OEM customers' industry standard hardware and which become essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and, in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
We exclude from revenues taxes collected from customers on behalf of governmental authorities.
Software
In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative fair value method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all elements related to our products is available. We have established VSOE for the fair value of our software licenses and support services as measured by the prices paid by our customers when the licenses and services are sold separately on a standalone basis. Software revenue represents less than 5% of our net revenue, which could become more significant in future fiscal years.
Specific long-term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support, or PCS, for which we have not established VSOE of fair value of any of the elements.  Under specific guidance for recognizing software revenue, we defer all revenue related to each deliverable until the only undelivered element is PCS. We then begin recognizing revenue ratably over the PCS period.
We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred costs are then recognized ratably over the contractual PCS support periods as a component of Cost of Goods Sold.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology to the contract.  The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012.
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
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality and undelivered non-software services (all non-software related elements), we allocate the transaction price to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating the transaction price to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value generally exists only when we sell the deliverable separately and represents the actual price charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of the deliverables would be if they were sold regularly on a standalone basis.
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
Deferred Revenue
We defer revenue on upfront nonrefundable payments received from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer, we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as "hubbing" arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has taken legal title of our product from the warehouse to incorporate into its end products.

Warranty and Related Obligations
Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component, system or firmware without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are typically intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

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

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not aggregate due to rounding):

	Years Ended December 31,
	2012	2013	2014
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.1	68.0	66.7
Gross profit	24.9	32.0	33.3
Operating expenses:
Research and development	17.6	17.1	17.3
Sales and marketing	7.3	6.5	6.7
General and administrative	5.0	5.6	5.6
Total operating expenses	29.9	29.2	29.5
Operating income (loss)	(5.0)	2.8	3.8
Other income (expense), net	—	—	—
Income (loss) before income taxes and discontinued operations	(5.0)	2.8	3.8
Income tax expense	0.4	—	0.1
Income (loss) from continuing operations	(5.4)	2.8	3.7
Loss from discontinued operations	(2.3)	(0.2)	—
Net income (loss)	(7.7)%	2.6%	3.7%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2014

Net Revenue

	Year Ended December 31,
	2013		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Net Revenue:
Server OEM	$134,798	65.3%	$115,580	53.1%	$(19,218)	(14.3)%
Vertical Markets	71,767	34.7	102,085	46.9	30,318	42.2
Consolidated Net Revenue	$206,565	100.0%	$217,665	100.0%	$11,100	5.4%

Revenues from our largest Server OEM customer declined from approximately 59% of our consolidated net revenue for the year ended December 31, 2013 to approximately 47% of our consolidated net revenue for the year ended December 31, 2014. We expect sales to this customer as a percentage of consolidated net revenue to continue to decline, but to continue to represent a substantial portion of our Server OEM net revenue during 2015.

Net revenue from the Vertical Markets segment increased primarily due to a ramp in sales to existing and new Vertical Markets customers. The ramp in sales was due to a combination of factors, including additional demand for our existing product line and the addition of our higher density chassis options. We expect the growth trend in sales to Vertical Markets to continue during 2015.

Cost of Goods Sold

	Year Ended December 31,
	2013		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Cost of Goods Sold:
Server OEM	$99,264	48.1%	$86,369	39.7%	$(12,895)	(13.0)%
Vertical Markets	41,231	20.0	58,721	27.0	17,490	42.4
Consolidated Cost of Goods Sold	$140,495	68.0%	$145,090	66.7%	$4,595	3.3%

Server OEM cost of goods sold decreased largely as a result of the decrease in revenue from Server OEM customers during the year ended December 31, 2014. In addition, Server OEM cost of goods sold did not decrease at the same rate as Server OEM revenue due to the relatively fixed overhead costs being allocated to lower revenue.
Vertical Markets cost of goods sold increased mainly as a result of the increase in Vertical Markets revenue during the year ended December 31, 2014.
Gross Profit

	Year Ended December 31,
	2013		2014
	Amount	% of Segment Net Revenue	Amount	% of Segment Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Gross Profit:
Server OEM	$35,534	26.4%	$29,211	25.3%	$(6,323)	(17.8)%
Vertical Markets	30,536	42.5	43,364	42.5	12,828	42.0
Consolidated Gross Profit	$66,070	32.0%	$72,575	33.3%	$6,505	9.8%

The primary drivers of the decrease in Server OEM gross profit margin were the mix of product sales and the increased warranty costs, in addition to relatively fixed overhead costs being allocated to lower revenue.
Vertical Markets gross profit margin was consistent year over year, with the benefits of allocating relatively fixed overhead costs to higher revenues being offset by changes in product and customer mix.
Consolidated gross profit margin increased due to increase in higher margin Vertical Markets business revenue.
Research and Development Expenses

	Year Ended December 31,
	2013		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Research and Development Expenses	$35,332	17.1%	$37,645	17.3%	$2,313	6.5%

Research and development expenses are included in the Corporate segment and are not allocated between the Server OEM and Vertical Markets segments as most research and development efforts are deployed across both of these segments. The increase in research and development expenses was due to a combination of an increase in compensation expense of $1.4 million, with associated increases in share-based compensation expense of $0.2 million, travel expenses of $0.1 million and allocated common costs of $0.4 million, due to an increase in headcount necessary to support the research and development function. This increase was partially offset by capitalization of software development costs of $1.2 million. In addition, there was an increase of $0.6 million in project spend expenses to support new product releases, as well as an increase in depreciation and other expenses of $0.4 million. The increase was also due to the research and development expenses for the year ended December 31, 2013 including a non-recurring deferral of $0.4 million related to a certain software contract.

We expect that the timing of our engineering headcount requirements and material purchases to support new product releases will affect the amount of research and development expenses in future periods. In addition, we expect that future levels of capitalized software development costs will fluctuate significantly dependent upon the type of software development projects undertaken.

Sales and Marketing Expenses

	Year Ended December 31,
	2013		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses:
Server OEM	$2,070	1.0%	$2,120	1.0%	$50	2.4%
Vertical Markets	8,755	4.2	9,777	4.5	1,022	11.7
Corporate	2,625	1.3	2,608	1.2	(17)	(0.6)
Consolidated Sales and Marketing Expenses	$13,450	6.5%	$14,505	6.7%	$1,055	7.8%

Server OEM sales and marketing expense was relatively consistent year over year.

Vertical Markets sales and marketing expense rose due to an increase of $0.5 million in compensation expense due to additional headcount, and an increase of $0.3 million in marketing expenses, as well as an increase of $0.2 million in related travel expenses, which rose in the year ended December 31, 2014 as a result of new product introductions.

Corporate sales and marketing expense was consistent year over year.

General and Administrative Expenses

	Year Ended December 31,
	2013		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$11,658	5.6%	$12,122	5.6%	$464	4.0%

General and administrative expenses are included in the Corporate segment. General and administrative expenses increase was primarily due to the accrual of a loss contingency of $1.0 million. For a discussion of the loss contingency, refer to Note 12 of the Consolidated Financial Statements of this annual report on Form 10-K. In addition, the increase is partially due to a $0.7 million increase in legal and other professional fees. These increases were partially offset by a $0.6 million decrease in compensation expense, a $0.4 million decrease in foreign currency losses and a $0.2 decrease in bank charges for the year ended December 31, 2014.

Other Income (Expense), net

	Year Ended December 31,
	2013		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Increase) Decrease	% Change
	(in thousands, except percentages)
Other Income (Expense), net	$(39)	—%	$(21)	—%	$18	46.2%

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded an income tax expense of $0.1 million for the year ended December 31, 2013 and an income tax expense of $0.2 million for the year ended December 31, 2014. Our current year provision primarily relates to estimated liabilities relating to certain tax expense in certain states and foreign jurisdictions in which we operate, offset partially by a favorable adjustment to settlements for tax liabilities owed to certain foreign jurisdictions.

Loss From Discontinued Operations

	Year Ended December 31,
	2013		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Increase) Decrease	% Change
	(in thousands, except percentages)
Loss From Discontinued Operations	$(476)	(0.2)%	$—	—%	$476	(100.0)%

Loss from discontinued operations for the year ended December 31, 2013 was limited to the continued support of certain maintenance contracts entered into prior to the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit our AssuredUVS business. See Note 3 to the Consolidated Financial Statements of this annual report on Form 10-K for more details regarding our discontinued operations.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2013

Net Revenue

	Year Ended December 31,
	2012		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Net Revenue:
Server OEM	$143,353	73.7%	$134,798	65.3%	$(8,555)	(6.0)%
Vertical Markets	51,195	26.3	71,767	34.7	20,572	40.2
Consolidated Net Revenue	$194,548	100.0%	$206,565	100.0%	$12,017	6.2%
Revenue from our largest Server OEM customer declined from approximately 68% of our consolidated net revenue for the year ended December 31, 2012 to approximately 59% of our consolidated net revenue for the year ended December 31, 2013. During the fourth quarter of 2013, as a result of amending our agreement with a large OEM customer, we granted them more favorable payment terms commencing in October 2013, and granted an additional but smaller increase in payment terms in June 2014. In return for this concession, the customer awarded the Company two additional product or feature development programs and committed to purchase products to approximately their forecasted levels for the fourth quarter of 2013 as at the time of the execution of the contract amendment. In the fourth quarter of 2013, sales to this customer were a little higher than their contractual commitments for the quarter, partially offsetting the decrease in sales volume.
During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology to the contract.  The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012.
This was corrected in the fourth quarter of 2012, and the net out-of-period impact of these adjustments was $1.1 million, consisting of a reduction of revenue and research and development costs of $4.2 million and $3.1 million, respectively.

Vertical Markets increase in net revenue was primarily due to a ramp in sales to new and existing Vertical Markets customers. The ramp in sales was due to increased demand for our product lines and focused efforts on developing sales to Vertical Markets including the Big Data/Data Analytics, Media and Entertainment and telco providers sectors.

Cost of Goods Sold

	Year Ended December 31,
	2012		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Cost of Goods Sold:
Server OEM	$112,670	57.9%	$99,264	48.1%	$(13,406)	(11.9)%
Vertical Markets	33,507	17.2	41,231	20.0	7,724	23.1
Consolidated Cost of Goods Sold	$146,177	75.1%	$140,495	68.0%	$(5,682)	(3.9)%

Server OEM cost of goods sold decreased primarily as a result of the decrease in revenue from customers during the year. In addition, Server OEM cost of goods sold decreased due to a more favorable customer and product mix, greater supply chain efficiencies, component cost reductions, the absence of specific non-recurring charges to cost of goods sold in the year ended December 31, 2013 and decreased warranty related costs.

Vertical Markets cost of goods sold increased primarily as a result of the increase in revenue during the year ended December 31, 2013 and specific nonrecurring charges to Vertical Markets cost of goods sold in the year ended December 31, 2013, which was partially offset by greater supply chain efficiencies, component cost reductions and decreased warranty related costs.

Gross Profit

	Year Ended December 31,
	2012		2013
	Amount	% of Segment Net Revenue	Amount	% of Segment Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Gross Profit:
Server OEM	$30,683	21.4%	$35,534	26.4%	$4,851	15.8%
Vertical Markets	17,688	34.6	30,536	42.5	12,848	72.6
Gross Profit	$48,371	24.9%	$66,070	32.0%	$17,699	36.6%
The increase in Server OEM gross profit margin was driven by the benefits from the absence of specific non-recurring charges to Server OEM cost of goods sold in the year ended December 31, 2013, a more favorable customer and product mix, as well as greater supply chain efficiencies, component cost reductions and decreased warranty related costs. The decrease in warranty related costs reflects our negotiation of more favorable rates with a third-party service provider during the first quarter of 2013. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change.

The increase in Vertical Markets gross profit margin was due to the benefits from greater supply chain efficiencies, component cost reductions, decreased warranty related costs and a greater revenue base across which to spread certain overhead charges.
Research and Development Expenses

	Year Ended December 31,
	2012		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Research and Development Expenses	$34,199	17.6%	$35,332	17.1%	$1,133	3.3%

Research and development expenses are included in the Corporate segment and are not allocated between the Server OEM and Vertical Markets segments as most research and development efforts are deployed across both of these segments. The increase in research and development expenses was primarily due to the fact that in 2012, the Company deferred $3.6 million in direct and incremental engineering costs related to a long-term customer software contract (see Note 1 to the Consolidated Financial Statements of this annual report on Form 10-K). In addition, allocable costs increased $0.6 million.

This increase was partially offset by a $1.5 million decrease in project materials, test equipment and tooling expense, a $0.7 million decrease in share-based compensation expense, and a $0.6 million decrease to consultant fees.

The increase in allocated costs is due to increased headcount and equipment necessary to support the research and development function. The decrease in project materials, test equipment and tooling expense resulted from the scheduling and timing of new product development. The decrease in share-based compensation expense is due to an overall decline in the value of unvested options and awards, driven by a lower share price on grant date and increased use of options versus unvested stock awards.

We expect that the timing of our engineering material purchases and additional headcount requirements to support new product releases will affect the amount of research and development expenses in future periods.

Sales and Marketing Expenses

	Year Ended December 31,
	2012		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Sales and Marketing Expenses:
Server OEM	$1,965	1.0%	$2,070	1.0%	$105	5.3%
Vertical Markets	9,830	5.1	8,755	4.2	(1,075)	(10.9)
Corporate	2,338	1.2	2,625	1.3	287	12.3
Consolidated Sales and Marketing Expenses	$14,133	7.3%	$13,450	6.5%	$(683)	(4.8)%
Server OEM sales and market expense increased slightly for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to increased compensation related expenses.

Vertical Markets sales and marketing expense decreased primarily due to a decrease in evaluation unit expenses of $0.7 million and a decrease in other marketing expenses of $0.4 million, both of which were higher in the year ended December 31, 2012 as a result of new product introduction.

Corporate sales and marketing expenses increase was primarily due to increased participation in trade shows and industry events.

General and Administrative Expenses

	Year Ended December 31,
	2012		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
General and Administrative Expenses	$9,695	5.0%	$11,658	5.6%	$1,963	20.2%
General and administrative expenses are included in the Corporate segment. General and administrative expenses increase was partially due to a $0.9 million increase in compensation expense for the hiring of key administrative personnel, as well as increased bonus accruals. Professional fees also increased by $0.5 million as a result of an increase in special projects performed by one of our service providers. Bank charges increased by $0.3 million due to a realignment between expense categories in 2013.

Other Income (Expense), net

	Year Ended December 31,
	2012		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentages)
Other Income (Expense), net	$3	—%	$(39)	—%	$(42)	1,400.0%

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

Loss From Discontinued Operations

	Year Ended December 31,
	2012		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Increase) Decrease	% Change
	(in thousands, except percentages)
Loss From Discontinued Operations	$(4,548)	(2.3)%	$(476)	(0.2)%	$4,072	(89.5)%
The decline in loss from discontinued operations was primarily driven by the Company's decision in the first quarter of 2012 to close down our Israel Technology Center and exit out of our AssuredUVS business. See Note 3 to the Consolidated Financial Statements of this annual report on Form 10-K for more details regarding our discontinued operations.

Liquidity and Capital Resources
The primary drivers affecting cash and liquidity are net income (loss), working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our suppliers. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments, or if intra quarter timing of revenues is back-end loaded within a particular quarter. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We granted an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. While this did delay collection of our accounts receivable and correspondingly reduce cash, our net working capital was not impacted. In addition, we expect our cash to be impacted in the future due to increases in inventory related to a ramp in sales to new or existing customers. In March 2015, we agreed to shorten our payment terms to our primary contract manufacturer which will reduce our cash, but our net working capital will not be impacted. Our accounts payable may also increase or decrease in connection with changes in volumes as well as our cash conservation strategies. In connection with our contingent liabilities, our cash could be impacted to the extent we incur settlements, fines, penalties or judgments in connection with some of these matters. Refer to Note 12 of the Consolidated Financial Statements of this annual report on Form 10-K.
As of December 31, 2014, we had $42.5 million of cash and cash equivalents and $53.5 million of working capital compared to $40.4 million of cash and cash equivalents and $43.8 million of working capital as of December 31, 2013. The changes in cash and cash equivalents are further described below.
Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of December 31, 2014, $3.0 million of the $42.5 million of cash and cash equivalents was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2015. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any United States tax liability, should one arise. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable United States income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits.
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2014 was $6.7 million compared to $4.1 million for the year ended December 31, 2013. The operating activities that affected cash were primarily net income (loss), which totaled $8.1 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively, in addition to the factors discussed below.
The adjustments to reconcile net income to net cash provided by operating activities for the year ended December 31, 2014 for items that did not affect cash consisted of depreciation and amortization of $4.0 million and share-based compensation expense of $3.1 million.
Cash flows from operations reflect the positive impact of $3.0 million related to the increase in accounts payable for the year ended December 31, 2014, driven by higher inventory purchases due to increased sales volumes. However, due to higher levels of cost of goods sold, our days payable outstanding decreased from 74 days at December 31, 2013 to 72 days at December 31, 2014. Deferred revenue had a $1.1 million positive impact to cash from operations during the year ended December 31, 2014 due to an increase in prepaid maintenance agreements sold through our channel partners, and the deferral of revenue for certain software contracts, to be recognized over the contract terms.
Cash flows from operations reflect the negative impact of $0.9 million, related to an increase in accounts receivable during the year ended December 31, 2014, which was primarily due to significantly higher overall revenues in the fourth quarter of 2014 relative to the fourth quarter of 2013, partially offset by an increase in sales returns reserve also due to higher overall revenues in the fourth quarter of 2014. Days sales outstanding declined from 67 days at December 31, 2013 to 63 days at December 31, 2014 despite the increase in overall accounts receivable balance, reflecting the intra quarter timing of revenues. The increase in inventory for the year ended December 31, 2014 had a $4.8 million negative impact on cash flows from operations, primarily related to the increase in sales and ramping of certain customers. Cash flows from operations also reflects the negative impact of $3.7 million related to an overall increase in prepaid expenses and other assets at December 31, 2014, which was primarily due to increases in non-trade accounts receivable and certain other annual prepaid contracts, as well as the negative impact of $1.5 million related to an overall increase in other long-term liabilities, primarily due to the accrual of a legal settlement. Accrued compensation and other expenses negatively impacted the cash from operations by $1.8 million for the year ended December 31, 2014 due primarily to the payment of accrued bonuses during the first half of 2014.
Investing Activities
Cash used in investing activities for the year ended December 31, 2014 was approximately $6.1 million compared to $3.6 million for the year ended December 31, 2013. Cash used in investing activities for the year ended December 31, 2014 was due to test and other equipment used in internal laboratories and at our contract manufacturing partners for use in the production of our products and also the capitalization of costs associated with software development.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2014 was approximately $1.6 million compared to insignificant amounts for the year ended December 31, 2013. Cash provided by financing activities for the year ended December 31, 2014 was primarily due to the sale of stock to employees under our employee stock plans of approximately $3.7 million. The increase in proceeds from the sale of stock to employees under our employee stock plans is due to favorable stock prices enticing more employees to exercise their options. This was partially offset by a pay-down of our borrowings on our credit facility of $2.0 million and tax liability payments of $0.1 million made by Dot Hill associated with employee equity awards.
Based on current macro-economic conditions and conditions in the state of the data storage systems markets, our own organizational structure and our current outlook, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months. However, we may deem it necessary to invest in our business, our technologies or other businesses, in which case we may need to raise additional funds through debt or equity financing. Also, our capital resources could be negatively impacted by unforeseen future events.
The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including the intra quarter timing and overall levels of net revenue and expenditures from our core business and strategic investments, the overall level of net profits or losses, our ability to manage our relationships with our contract manufacturers, the potential growth or decline in inventory to support our customers, costs associated with product quality issues and the recovery, if any, of such costs from a supplier, the status of our relationships with key customers, partners and suppliers, the timing and extent of the introduction of new products and services, growth in operations, legal settlements and the economic environment. In addition, the actual amount and timing of working capital will depend on our ability to maintain payment terms with our suppliers consistent with the credit terms of our customers. For example, if Foxconn, our major contract manufacturing partner, were to further shorten our payment terms with them, or if significant customers were to further lengthen their payment terms with us, our financial condition could be negatively impacted.
We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30.0 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% at December 31, 2014, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of December 31, 2014, the Company had significant coverage with regard to this covenant. The agreement also includes provisions to increase the financing facility by $20.0 million subject to our meeting certain requirements, including $40.0 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20.0 million (measured on a rolling three-month basis), the interest rate will increase to the Silicon Valley Bank's prime rate plus 1.0% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2017.
As of December 31, 2014 we had no outstanding letters of credit and there was zero outstanding under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of December 31, 2014. We are currently in compliance with all covenant requirements.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (in thousands).

	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$2,942	$873	$849	$860	$360	$—	$—
Inventory-related purchase obligations	47,440	47,440	—	—	—	—	—
Credit facility borrowings	—	—	—	—	—	—	—
Total	$50,382	$48,313	$849	$860	$360	$—	$—
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
In addition to the amounts shown in the table above, $0.6 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

Off — Balance Sheet Arrangements

At December 31, 2014, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.
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

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Consolidated Financial Statements of this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our December 31, 2014 financial statements.
We have a line of credit agreement, which accrues interest on any outstanding balances at the Silicon Valley Bank's prime rate. As of December 31, 2014, there was zero outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.
Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than the United States Dollar, the currency in which our Consolidated Financial Statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the year ended December 31, 2014 were the Euro, British Pound, and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the United States Dollar. Additionally, if we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during early 2015. The Netherlands operating unit currently has no active operations. Cumulative translation losses related to the Netherlands operating unit of approximately $2.7 million would be reclassified from Other Comprehensive Income (Loss) to Operating Income (Loss). Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred $0.1 million in foreign currency losses during the year ended December 31, 2014. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates would result in foreign currency losses of approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data
The information required by this Item is incorporated by reference from the financial statements beginning on page F-1 of this annual report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
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
Longmont, Colorado
We have audited the internal control over financial reporting of Dot Hill Systems Corp. and Subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission . The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 11, 2015

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Some of the information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2015 annual meeting of stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Other information required by this item is incorporated by reference to Item 1 of Part I of this annual report on Form 10-K under the heading “Named Executive Officers and Key Employees of the Registrant.”
We have adopted a code of ethics that applies to our principal executive officer and principal financial officer, who is also our principal accounting officer. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors and employees. A copy of our code of business conduct and ethics is available on our website at www.dothill.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our website. A paper copy of our code of business conduct and ethics may be obtained free of charge by writing to our Investor Relations Department at our principal executive office.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2015 annual meeting of stockholders under the headings “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2015 annual meeting of stockholders is incorporated by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth our equity securities authorized for issuance under equity compensation plans as of December 31, 2014.

Stock Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
2000 Equity Incentive Plan	2,178,746	$3.48	—
2009 Equity Incentive Plan	7,124,198	$2.41	7,814,281
2000 Employee Stock Purchase Plan	Not Applicable	Not Applicable	—
2014 Employee Stock Purchase Plan	Not Applicable	Not Applicable	3,803,519
2000 Non-Employee Directors Stock Option Plan	650,000	$2.44	243,124
Total	9,952,944		11,860,924
All of our equity compensation plans have been approved by our stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2015 annual meeting of stockholders under the headings “Election of Director(s),” “Transactions with Related Persons” and “Policies and Procedures with Respect to Related Party Transactions.”

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2015 annual meeting of stockholders under the heading “Ratification of Selection of Independent Auditors.”

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial statements:
The consolidated balance sheets as of December 31, 2013 and 2014, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2012, 2013 and 2014, together with notes thereto included elsewhere in this annual report on Form 10-K are incorporated herein by reference.

(2)
All other schedules have been omitted from this annual report on Form 10-K because they are not applicable or because the information required by any applicable schedule is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2004, by and among Dot Hill Systems Corp., DHSA Corp., Chaparral Network Storage, Inc., and C. Timothy Smoot, as Stockholders' Representative. (1)
2.2	Amended and Restated Asset Purchase and Technology License Agreement dated September 17, 2008 by and between Dot Hill Systems Corp. and Ciprico Inc. (2)
3.1	Certificate of Incorporation of Dot Hill Systems Corp. (3)
3.2	Amended and Restated By-laws of Dot Hill Systems Corp. (4)
4.1	Form of Common Stock Certificate. (5)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (6)
4.3	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (8)
10.1	2000 Amended and Restated Equity Incentive Plan. (9)†
10.2	2009 Equity Incentive Plan, as amended. (29)†
10.3	Form of Stock Option Agreement (Incentive and Non-statutory Stock Options) used in connection with the 2000 Amended and Restated Equity Incentive Plan. (9)†
10.4	Form of Stock Option Grant Notice used in connection with the 2000 Amended and Restated Equity Incentive Plan. (9)†
10.5	Amended and Restated 2000 Employee Stock Purchase Plan. (10)†
10.6	Amended and Restated 2000 Non-Employee Directors' Stock Option Plan. (11)†
10.7	Form of Stock Option Agreement used in connection with the 2000 Non-Employee Directors' Stock Option Plan.(12)†
10.8	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Dana Kammersgard, effective as of December 18, 2008. (13)†
10.9	Amended and Restated Employment Agreement between Dot Hill Systems Corp. and Hanif I. Jamal, effective as of March 16, 2009. (27)†
10.10	Non-Employee Director Compensation Policy. (15)†
10.11	Form of Indemnity Agreement. (16)
10.12	Lease Agreement by and between Dot Hill Systems Corp. and Equastone 2200 Faraday, LLC effective as of September 1, 2005 and dated as of September 16, 2005. (17)
10.13	Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007.(18)

10.14	Loan and Security Agreement dated August 1, 2008 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (19)
10.15	Manufacturing Agreement between Dot Hill Systems Corp. and Flextronics Corporation dated May 20, 2002.(20)*
10.16	Amendment to Manufacturing Agreement between Dot Hill Systems Corp. and Solectron Corporation dated April 5, 2005. (21)*
10.17	Second Amendment to Manufacturing Agreement dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation. (22)*
10.18	Second Award Letter dated September 16, 2005 between Dot Hill Systems Corp. and Solectron Corporation. (22)*
10.19	Manufacturing Agreement by and among Dot Hill Systems Corp., MiTAC International Corporation and SYNNEX Corporation dated February 20, 2007. (23)*
10.20	Manufacturing and Purchase Agreement dated September 24, 2008 by and between Dot Hill Systems Corp. and Hon Hai Precision Industry LTD. (2)*
10.21	Amended and Restated Technology License Agreement, dated as of October 29, 2010 among NetApp, Inc., NetApp Holding and Manufacturing B.V. and Dot Hill Systems Corp. (28)*
10.22	Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (25)*
10.23	Amendment One to Product Purchase Agreement dated January 4, 2008, by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (25)*
10.24	Amendment Eight to Product Purchase Agreement dated September 30, 2008 by and between Dot Hill Systems Corp. and Hewlett Packard Company. (2)*
10.25	Patent Cross License dated December 29, 2005 between Dot Hill Systems Corp. and International Business Machines Corporation. (24)*
10.26	Amended Settlement and License Agreement dated October 5, 2006 by and between Dot Hill Systems Corp. and Crossroads, Inc. (26)*
10.27	Amendment to Lease Agreement by and between Dot Hill Systems Corp. and Circle Capital Longmont LLC as of April 12, 2007. (30)
10.28	Amendment Twelve to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (30)*
10.29	Third Amendment to Loan and Security Agreement dated June 22, 2012 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (31)
10.30	First Amendment to Lease Agreement by and between Dot Hill Systems Corp. and DL Faraday L.P. as of July 24, 2012. (32)
10.31	Amendment Fourteen to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (33)*
10.32	Amendment Fifteen to Product Purchase Agreement dated September 10, 2007, by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (34)*
10.33	Addendum Two to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (15)*
10.34	Amendment Three to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (15)
10.35	Amendment Four to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (15)
10.36	Amendment Five to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (15)*
10.37	Amendment Six to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (35)*
10.38	Amendment Nine to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (15)*
10.39	Amendment Ten to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (15)*
10.40	Amendment Thirteen to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. (15)*
10.41	First Amendment to Loan and Security Agreement dated July 30,2009 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (15)
10.42	Second Amendment to Loan and Security Agreement dated February 3, 2011 by and between Dot Hill Systems Corp. and Silicon Valley Bank. (15)
10.43	Dot Hill Systems Corp. 2014 Employee Stock Purchase Plan. (36)†

10.44	Amendment Three to Manufacturing and Purchase Agreement Between Dot Hill Systems Corp. and Hon Hai Precision Industry Co. Ltd. +
10.45	Amendment Four to Manufacturing and Purchase Agreement Between Dot Hill Systems Corp. and Hon Hai Precision Industry Co. Ltd. +
10.46	Strategic Supplier Master Purchase Agreement by and between Dot Hill Systems Corp. and Teradata Operations, Inc. as of July 12, 2012. *+
10.47	Supplier Managed Inventory Agreement by and between Dot Hill Systems Corp. and Flextronics as of August 8, 2013. *+
10.48	Fourth Amendment to Loan and Security Agreement dated November 13, 2014 by and between Dot Hill Systems Corp. and Silicon Valley Bank. +
10.49	Amendment Sixteen to Product Purchase Agreement dated September 10, 2007 by and between Dot Hill Systems Corp. and Hewlett-Packard Company. *+
10.50	Amendment Five to Manufacturing and Purchase Agreement Between Dot Hill Systems Corp. and Hon Hai Precision Industry Co. Ltd. +
10.51	Amendment Six to Manufacturing and Purchase Agreement Between Dot Hill Systems Corp. and Hon Hai Precision Industry Co. Ltd. +
10.52	Amendment Seven to Manufacturing and Purchase Agreement Between Dot Hill Systems Corp. and Hon Hai Precision Industry Co. Ltd. *+
21.1	Subsidiaries of Dot Hill Systems Corp. (7)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ Filed herewith.
† Indicates management or compensatory plan or arrangement.
* Confidential treatment has been granted by, or requested from, the SEC.
Dot Hill's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 001-13317.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 24, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 26, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 19, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-43834) and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference.

(14)	Filed as item 5.02(e) of our Current Report on Form 8-K filed with the SEC on April 3, 2008 and incorporated herein by reference.

(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 13, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2005 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by reference.

(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2008 and incorporated herein by reference.

(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(24)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(26)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(27)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2009 and incorporated herein by reference.

(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

(31)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2012 and incorporated herein by reference.

(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(33)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(34)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference

(35)	Filed as an exhibit to our Quarterly Report on Form 10-Q-A filed with the SEC on December 3, 2014 and incorporated herein by reference.

(36)	Filed as an exhibit to our Form S-8 filed with the SEC on January 22, 2014 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dot Hill Systems Corp.

Date:	March 11, 2015

		By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	March 11, 2015

		By:	/S/ HANIF I. JAMAL
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

Name	Title	Date
/S/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2015

/S/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 11, 2015

/S/ CHARLES F. CHRIST Charles F. Christ	Chairman of the Board of Directors	March 11, 2015

/S/ THOMAS H. MARMEN Thomas H. Marmen	Director	March 11, 2015

/S/ RICHARD MEJIA JR Richard Mejia, Jr.	Director	March 11, 2015

/S/ BARRY A. RUDOLPH Barry A. Rudolph	Director	March 11, 2015

/S/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Director	March 11, 2015

/S/ DEBRA E. TIBEY Debra E. Tibey	Director	March 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dot Hill Systems Corp. and Subsidiaries
Longmont, Colorado
We have audited the accompanying consolidated balance sheets of Dot Hill Systems Corp. and Subsidiaries (the "Company") as of December 31, 2013 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dot Hill Systems Corp. and Subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 11, 2015

DOT HILL SYSTEMS CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2014
(In thousands, except par value data)

	December 31,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,406	$42,492
Accounts receivable, net	42,907	43,328
Inventories	6,539	11,342
Prepaid expenses and other assets	7,265	11,126
Total current assets	97,117	108,288
Property and equipment, net	7,565	8,764
Intangible assets	—	2,680
Other assets	702	500
Total assets	$105,384	$120,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,255	$37,421
Accrued compensation	4,922	4,015
Accrued expenses	8,935	8,039
Deferred revenue	4,211	5,319
Credit facility borrowings	2,000	—
Total current liabilities	53,323	54,794
Other long-term liabilities	4,414	2,908
Total liabilities	57,737	57,702
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2013 and 2014	—	—
Common stock, $.001 par value, 100,000 shares authorized, 59,138 and 60,777 shares issued and outstanding at December 31, 2013 and 2014, respectively	59	61
Additional paid-in capital	330,103	336,827
Accumulated other comprehensive loss	(3,254)	(3,152)
Accumulated deficit	(279,261)	(271,206)
Total stockholders’ equity	47,647	62,530
Total liabilities and stockholders’ equity	$105,384	$120,232
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014
(In thousands, except per share amounts)

	Year ended December 31,
	2012	2013	2014
NET REVENUE	$194,548	$206,565	$217,665
COST OF GOODS SOLD	146,177	140,495	145,090
GROSS PROFIT	48,371	66,070	72,575
OPERATING EXPENSES:
Research and development	34,199	35,332	37,645
Sales and marketing	14,133	13,450	14,505
General and administrative	9,695	11,658	12,122
Total operating expenses	58,027	60,440	64,272
OPERATING INCOME (LOSS)	(9,656)	5,630	8,303
OTHER INCOME:
Interest income (expense), net	(8)	(16)	(36)
Other income (expense), net	11	(23)	15
Total other income (expense), net	3	(39)	(21)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(9,653)	5,591	8,282
INCOME TAX EXPENSE	749	51	227
INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,402)	5,540	8,055
LOSS FROM DISCONTINUED OPERATIONS	(4,548)	(476)	—
NET INCOME (LOSS)	$(14,950)	$5,064	$8,055

NET INCOME (LOSS) PER SHARE
Income (Loss) from continuing operations - basic and diluted	$(0.18)	$0.09	$0.13
Loss from discontinued operations - basic and diluted	$(0.08)	$(0.01)	$—
Net Income (Loss) per share - basic and diluted	$(0.26)	$0.09	$0.13
WEIGHTED AVERAGE SHARES USED TO CALCULATE NET LOSS PER SHARE:
Basic	56,954	58,521	60,171
Diluted	56,954	59,247	63,898

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(14,950)	$5,064	$8,055
Foreign currency translation adjustment	129	279	102
Comprehensive income (loss)	$(14,821)	$5,343	$8,157
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2012	57,699	$58	$321,681	$(3,662)	$(269,375)	$48,702
Common stock issued (canceled) under stock plans, net	(253)	—	166			166
Common stock issued under bonus plan	819	—	1,005			1,005
Share-based compensation expense			3,723			3,723
Foreign currency translation adjustment				129		129
Net loss					(14,950)	(14,950)
Balance, December 31, 2012	58,265	$58	$326,575	$(3,533)	$(284,325)	$38,775
Common stock issued under stock plans, net	873	1	838			839
Share-based compensation expense			2,690			2,690
Foreign currency translation adjustment				279		279
Net income					5,064	5,064
Balance, December 31, 2013	59,138	$59	$330,103	$(3,254)	$(279,261)	$47,647
Common stock issued under stock plans, net	1,639	2	3,579			3,581
Share-based compensation expense			3,145			3,145
Foreign currency translation adjustment				102		102
Net income					8,055	8,055
Balance, December 31, 2014	60,777	$61	$336,827	$(3,152)	$(271,206)	$62,530
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014
(In thousands)

	2012	2013	2014
Cash Flows From Operating Activities:
Net income (loss)	$(14,950)	$5,064	$8,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,527	3,125	3,972
Provision for bad debt expense	25	2	64
Share-based compensation expense	3,723	2,690	3,145
Long-lived assets impairment charge	1,647	—	—
Write-off of property and equipment	244	23	63
Changes in operating assets and liabilities:
Accounts receivable	6,621	(17,931)	(859)
Inventories	213	(1,503)	(4,845)
Prepaid expenses and other assets	1,740	(1,618)	(3,682)
Accounts payable	(7,474)	11,100	2,962
Accrued compensation and other expenses	(2,505)	614	(1,783)
Deferred revenue	2,017	1,340	1,122
Other long-term liabilities	2,726	1,182	(1,490)
Net cash provided by (used in) operating activities	(2,446)	4,088	6,724
Cash Flows From Investing Activities:
Purchases of property and equipment	(6,152)	(3,644)	(4,156)
Purchases of intangible assets	—	—	(1,990)
Proceeds from sale of property and equipment	74	—	—
Net cash used in investing activities	(6,078)	(3,644)	(6,146)
Cash Flows From Financing Activities:
Principal payment of note payable	(71)	—	—
Payments on bank borrowings	(1,800)	(7,700)	(2,000)
Proceeds from bank borrowings	4,600	6,900	—
Shares withheld for tax purposes	(590)	(223)	(95)
Proceeds from sale of stock to employees	756	1,062	3,676
Net cash provided by financing activities	2,895	39	1,581
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(224)	(392)	(73)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,853)	91	2,086
Cash and Cash Equivalents, beginning of period	46,168	40,315	40,406
Cash and Cash Equivalents, end of period	$40,315	$40,406	$42,492
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$477	$398	$2,125
Property and equipment transferred from inventory	—	—	42
Stock payment for employee bonus plan	1,005	—	—
Supplemental Cash Flow Data:
Cash paid for income taxes	$116	$72	$254
See accompanying notes to consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014
1. Summary of Significant Accounting Policies
Description of Business
Dot Hill Systems Corp (referred to herein as Dot Hill, we, our or us) is a provider of storage systems for the entry and mid-range storage markets for organizations requiring high reliability, high performance networked storage and data management solutions in an open systems architecture. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various capacity or data protection schemes as needed. Our broad range of products, from medium capacity standalone storage units to complete multi-terabyte storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands without sacrificing performance.
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
For our foreign subsidiaries that maintain their books of record in a currency other than the functional currency, the subsidiaries remeasure monetary assets and liabilities using current rates of exchange at the balance sheet date and remeasure non-monetary assets and liabilities using historical rates of exchange. Gains and losses from re-measurement for such subsidiaries are recognized currently in income as a component of general and administrative expenses. We incurred foreign currency transaction losses of $0.5 million and $0.1 million for the years ended December 31, 2013 and 2014. We realized foreign currency transaction gains of $0.5 million for the year ended December 31, 2012.
Foreign currency translation adjustments comprise the entire amount of our accumulated other comprehensive loss at December 31, 2012, 2013 and 2014.
Use of Accounting Estimates
The preparation of our audited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation (refer to Note 4, Inventories) and recurring and specific issue warranty obligations (refer to Note 6, Product Warranties). In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, the valuation of long-lived assets, accruals for restructuring, capitalization of software development costs, contingent liabilities and income taxes, including the valuation allowance for deferred tax assets, and the valuation and recognition of share-based compensation expense. Actual results may differ from these estimates and such differences could be material.
Revenue Recognition
We derive our revenue from sales of our hardware products, software and services.
Hardware
Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that are integrated with our original equipment manufacturers, or OEM, customers' industry standard hardware and which become essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i)

persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer and, in addition, upon installation for certain of our AssuredUVS appliance products. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, additional revenue reserves may be required.
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
Specific long-term software contracts may contain multiple deliverables including software licenses, services, training and post-contract support, or PCS, for which we have not established VSOE of fair value of any of the elements.  Under specific guidance for recognizing software revenue, we defer all revenue related to each deliverable until the only undelivered element is PCS. We then begin recognizing revenue ratably over the PCS period.
We defer all the direct and incremental costs related to the deliverables in these contracts until delivery of all the elements except PCS. The deferred costs are then recognized ratably over the contractual PCS support periods as a component of Cost of Goods Sold.

During the preparation of the Company's consolidated financial statements for the year ended December 31, 2012 and the accounting analysis for the renewal of a long-term software contract, the Company determined that it had applied an inappropriate revenue recognition methodology to the contract.  The Company recorded revenue as royalty payments were received on this contract and should have deferred all the revenue and direct and incremental costs until all the deliverables, except PCS, were delivered in 2012.
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
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality and undelivered non-software services (all non-software related elements), we allocate the transaction price to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating the transaction price to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value generally exists only when we sell the deliverable separately and represents the actual price charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of the deliverables would be if they were sold regularly on a standalone basis.
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
Deferred Revenue
We defer revenue on upfront nonrefundable payments received from our customers and recognize it ratably over the term of the agreement, unless the payment is in exchange for products delivered that represent the culmination of a separate earnings process. When we provide consideration to a customer, we recognize the value of that consideration as a reduction in net revenue. We may be required to maintain inventory with certain of our largest OEM customers, which we refer to as "hubbing" arrangements. Pursuant to these arrangements we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer has taken legal title of our product from the warehouse to incorporate into its end products.
Advertising Costs
We expense advertising costs in the period incurred. Advertising expense is included as a component of sales and marketing expense. Advertising expense was $1.2 million, $1.6 million and $1.8 million for the years ended December 31, 2012, 2013 and 2014, respectively.
Shipping and Handling
Cost related to the shipping and handling of our products is included in cost of goods sold for all periods presented.
Research and Development and Capitalized Software Development Costs
Research and development costs are expensed as incurred. In conjunction with the development of our products, we incur certain software development costs. For the majority of our software development projects, no costs have been capitalized because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant. On a specific software project under development, it was determined that the period between achieving technological feasibility and completion of the software is not relatively short and software development costs qualifying for capitalization will be significant. For this project, since technological feasibility has been established, all software development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. The amortization of these costs will be included in cost of goods sold over the estimated life of the products. Refer to Note 5, Intangible Assets.
Share-Based Compensation
Share-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. We recognize these compensation costs net of an estimated forfeiture rate, and recognize compensation cost only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. We estimate forfeiture rates based on our historical experience.
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
Contingent Liabilities
We are involved in certain claims from time to time arising in the ordinary course of business involving our products, suppliers, and/or customers. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we may be unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: possible third-party contributions, the inherent uncertainties of the estimation process, and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows, except as disclosed. Refer to Note 12, Commitments and Contingencies.

Cash and Cash Equivalents
We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. At December 31, 2013 and 2014, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.
As of December 31, 2014, $3.0 million of the $42.5 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, as compared to $3.6 million of the $40.4 million of cash, cash equivalents and marketable securities held by our foreign subsidiaries as of December 31, 2013. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2015. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any United States tax liability, should one arise. We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable United States income taxes to the extent a tax liability results after utilization of net operating loss carryforwards and available tax credits. Refer to Note 12, Commitments and Contingencies, for a discussion of the associated cumulative translation loss.
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
The components of property and equipment consist of the following, (in thousands):

	December 31,
	2013	2014
Machinery and equipment	$16,628	$19,263
Furniture, fixtures, and computer software	1,669	2,072
Leasehold improvements	2,578	2,620
Construction in progress	831	228
Total property and equipment, at cost	21,706	24,183
Less accumulated depreciation	(14,141)	(15,419)
Property and equipment, net	$7,565	$8,764
Depreciation expense was $2.5 million, $3.1 million and $4.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.
Concentration of Customers and Suppliers
A majority of our net revenue is derived from a limited number of customers. For the years ended December 31, 2012 and 2013, we had two customers, Customer A and C, that accounted for 10% or more of our total net revenue. For the year ended December 31, 2014, we had two customers, Customer A and B, that account for 10% or more of our total net revenue. Our agreements with our customers do not contain any minimum purchase commitments, do not obligate them to purchase their storage solutions exclusively from us and may be terminated at any time upon notice.

Net revenue consists of all product and service revenues. Net revenue by major customer is as follows (as a percentage of total net revenue):

	Year Ended December 31,
	2012	2013	2014
Customer A	68%	59%	47%
Customer B	—%	0%	11%
Customer C	10%	13%	8%
Other customers less than 10%	22%	28%	34%
Total	100%	100%	100%
If our relationship with Customers A, B and/or C were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Customers A, B and/or C or our other customers will expand or not otherwise be disrupted.
At December 31, 2013, we had one customer, Customer A, comprising 63% of our total accounts receivable. At December 31, 2014, we had two customers, Customer A and B, comprising 40% and 31%, respectively, of our total accounts receivable. The decrease in accounts receivable from Customer A is due to decreased revenue in the fourth quarter of 2014 as compared to the fourth quarter of 2013, and the increase in accounts receivable from Customer B is due to increased revenue in the fourth quarter of 2014 as compared to the fourth quarter of 2013. No other customer balance exceeded 10% of our total accounts receivable balance at December 31, 2013 or 2014.
We currently rely on one contract manufacturing partner, Foxconn Technology Group, or Foxconn, to produce substantially all of our products. As a result, should Foxconn or parts suppliers not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to further extend our contract. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement, as the Company may issue purchase orders and Foxconn may accept purchase orders under the terms and conditions of the existing agreement.
Long-lived asset impairment
We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges in continuing operations for the years ended December 31, 2012, 2013 or 2014.
Valuation of Goodwill
The changes in the carrying amount of goodwill are as follows during the years ended December 31, 2013 and 2014 (in thousands):

	December 31,
	2013	2014
Balance, beginning of the year
Goodwill	$44,840	$44,840
Accumulated impairment losses	(44,840)	(44,840)
	—	—
Balance, end of the year
Goodwill	44,840	44,840
Accumulated impairment losses	(44,840)	(44,840)
	$—	$—
Goodwill is not allocated to reporting segments as the balance is fully impaired.

Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Bad debt expense was $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.
The changes in the allowance for doubtful accounts are as follows during the years ended December 31, 2013 and 2014 (in thousands):

	December 31,
	2013	2014
Balance, beginning of the year	$240	$23
Write offs	(219)	—
Additions to allowance	2	64
Balance, end of the year	$23	$87
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that, other than the matter described below, the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. This update creates modifications to various revenue accounting standards for specialized transactions and industries. ASU 2014-09 is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The updated guidance is effective for public entities for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's consolidated financial statements.

2. Earnings Per Share

Basic earnings per share, including continuing and discontinued operations, is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share, including continuing and discontinued operations, is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share for the year ended December 31, 2012 because we incurred a net loss in the period and the effect of inclusion would have been anti-dilutive.

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2013	2014
Income (loss) from continuing operations	$(10,402)	$5,540	$8,055
Basic weighted-average common shares outstanding	56,954	58,521	60,171
Assumed exercise of dilutive stock options, warrants and restricted stock	—	726	3,727
Diluted weighted-average common shares outstanding	56,954	59,247	63,898
Income (loss) from continuing operations:
Basic income (loss) per share	$(0.18)	$0.09	$0.13
Diluted income (loss) per share	$(0.18)	$0.09	$0.13

Outstanding equity awards not included in the calculation of diluted net earnings (loss) per share because their effect was anti-dilutive were as follows:

	December 31, 2012		December 31, 2013		December 31, 2014
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	8,952,129	$0.47 - $16.36	5,879,842	$1.55 - $15.15	2,518,000	$3.46 - $7.84
Unvested stock awards	655,402	$—	92,811	$—	55,900	$—
Warrants	1,602,489	$2.40	1,602,489	$2.40	—	$—

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
The following is a summary of the components of loss from discontinued operations, (in thousands):

	Year Ended December 31,
	2012	2013	2014
Net revenue	$360	$50	$—
Cost of goods sold	2,501	142	—
Gross profit	(2,141)	(92)	—
Operating expenses:
Research and development	741	—	—
Sales and marketing	56	—	—
General and administrative	765	393	—
Restructuring charge (recovery)	844	(10)	—
Total operating expenses	2,406	383	—
Operating loss	(4,547)	(475)	—
Other income (expense), net	(1)	(1)	—
Loss from discontinued operations	$(4,548)	$(476)	$—

The activity in 2013 was limited to the continued support of certain maintenance contracts entered into prior to shutting down the Israel Technology Development Center, as well as expenses related to the resolution of a dispute with the former primary AssuredUVS customer.

4. Inventories
The components of inventories consist of the following (in thousands):

	December 31,
	2013	2014
Purchased parts and materials	$2,911	$2,273
Finished goods	3,628	9,069
Total inventory	$6,539	$11,342
Inventories are comprised of finished goods and purchased parts and assemblies, which include costs to purchase assembled units and overhead, and are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our customers may require us to purchase and stock material amounts of inventory to ensure availability to meet forecasts, which increases our risk of excess quantities. Because our markets are volatile and are subject to technological risks, price changes and inventory reduction programs by our customers, and because we are required to make last-time buys of certain components on occasion, there is a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes result in a new cost basis for the inventory. When we sell or dispose of reserved inventory, the new cost basis is charged to cost of sales. The increase in inventory at December 31, 2014 as compared to December 31, 2013 is due to higher required levels of inventory for a significant customer maintained at a vendor managed inventory location.

5. Intangible Assets
Identifiable intangible assets are as follows (in thousands):

December 31, 2013
	Estimated Useful Life	Gross	Accumulated Amortization	Net
Technology-based intangible assets	N/A	$—	$—	$—
Total intangible assets		$—	$—	$—

		December 31, 2014
	Estimated Useful Life	Gross	Accumulated Amortization	Net
Technology-based intangible assets	Not yet determined	$2,680	$—	$2,680
Total intangible assets		$2,680	$—	$2,680
Technology-based intangible assets include software to be sold, leased or otherwise marketed. The estimated useful life and projected date that the intangible assets will be generally available for release to customers is not readily determinable as of December 31, 2014. Intangible assets have not been allocated to reporting segments as they are used across the operating segments.
Amortization expense related to intangible assets totaled $0.8 million, $0.0 million and $0.0 million for the years ended December 31, 2012, 2013 and 2014, respectively. Amortization expense for the year ended December 31, 2012 is included in the corporate segment.

6. Product Warranties
Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component, system or firmware without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are typically intended to be covered by corresponding supplier warranties. For warranty costs not covered by our suppliers, we provide for estimated warranty costs in the period the revenue is recognized. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, the absence of which could have a material effect on our financial statements. Estimated liabilities for product warranties are included in accrued expenses.

In October 2009, we discovered a quality issue associated with certain power supply devices provided by a long-term component supplier, which resulted in a higher than expected level of power supply failures to us and our customers. In the second and third quarters of 2011, a material customer provided us with a framework estimating the potential claims precipitated by the power supply failures. A final settlement with this material customer was reached during the second quarter of 2012. The terms of the agreement required an immediate payment of $2.0 million, and future price concessions and rebates based on sales volumes. As of December 31, 2014, less than $0.1 million in liability related to this settlement remains outstanding.

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

In addition, we have commenced discussions with our General Liability and Errors and Omissions Insurance and underwriters and will continue to pursue our rights to cover any damages we incur and that are not reimbursed by our supplier. The insurance company has issued a reservation of rights letter to us and at this time, it is not possible to estimate to what extent the residual amounts, if any, we will be covered by our carrier. As of December 31, 2014 we recorded $0.1 million for reimbursement to be received from our insurance carrier.

Our warranty accrual and cost activity is as follows (in thousands):

	December 31,
	2012	2013	2014
Balance, beginning of year	$6,871	$4,455	$2,965
Charges to operations	2,116	1,350	1,770
Deductions for payments made	(4,532)	(2,840)	(1,372)
Balance, end of year	$4,455	$2,965	$3,363
During the first quarter of 2013, we were able to negotiate more favorable rates with a third-party service provider. Accordingly, we adjusted our warranty accrual by $0.8 million to reflect this change. In addition, the decrease in deductions for payments made during year ended December 31, 2014 as compared to the year ended December 31, 2013 relates primarily to price concessions and rebates based on sales volumes issued in 2013 to a material customer related to a quality issue associated with certain power supply devices.

7. Credit Facilities
We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30.0 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limitations exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% at December 31, 2014, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of December 31, 2014, the Company had significant coverage with regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40.0 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents net of the total amount outstanding under the credit facility fall below $20.0 million (measured on a rolling three-month basis), the interest rate will increase to the Silicon Valley Bank's prime rate plus 1.0% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2017.
As of December 31, 2014 we had no outstanding letters of credit and there was zero outstanding under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of December 31, 2014. We are currently in compliance with all financial covenant requirements.

8. Fair Value Measurements
The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$40,406	$40,406	$—	$—	$—

		Fair Value Measurements Using
Description	December 31, 2014	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$42,492	$42,492	$—	$—	$—
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and credit facility borrowings. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short maturities. The following disclosures relate to financial instruments for which the ending balances at December 31, 2013 and December 31, 2014, are not carried at fair value in their entirety on the Consolidated Balance Sheets. These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at December 31, 2013 and 2014, respectively (in thousands).

		Fair Value Measurements Using
Description	December 31, 2013	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Credit facility borrowings	$2,000	$—	$2,000	$—	$—
The Company had no outstanding borrowings on the credit facility as of December 31, 2014.
The fair value of the Company's debt was estimated using a market approach based on the amount at the measurement date that the Company would receive to enter into an identical liability, since quoted prices for the Company's debt instrument are not available.

9. Income Taxes
Components of income (loss) from continuing operations before taxes are as follows, (in thousands):

	Year Ended December 31,
	2012	2013	2014
Income (loss) from continuing operations before taxes:
United States	$(7,211)	$9,051	$12,569
Foreign	(2,442)	(3,460)	(4,287)
Total income (loss) from continuing operations before taxes	$(9,653)	$5,591	$8,282
Components of the income tax provision (benefit) are as follows, (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$—	$(28)	$(26)
State and local	67	99	161
Foreign	682	85	89
	749	156	224
Deferred:
Federal	—	—	—
State, local and foreign	—	(105)	3
	—	(105)	3
Total income tax provision	$749	$51	$227
The reconciliation of the income tax provision computed using the federal statutory income tax rate to the recognized income tax provision (benefit) is as follows, (in thousands):

	Year Ended December 31,
	2012	2013	2014
Federal statutory rate	$(3,282)	$1,901	$2,816
State and local income taxes, net of federal benefit	(16)	65	106
State rate change and other adjustments	531	—	(49)
Adjustments to state deferred taxes	—	(590)	389
Increase (decrease) in valuation allowance	597	(1,672)	(3,332)
Foreign tax rate differential	915	24	(59)
Research and development credits	127	(365)	(267)
Share-based compensation	518	491	245
Uncertain tax positions	767	(43)	57
Adjustments to federal deferred taxes	525	110	208
Other	67	130	113
Income tax provision	$749	$51	$227

The tax effect of temporary differences that give rise to deferred income taxes are as follows, (in thousands):

	December 31,
	2013	2014
Deferred tax assets:
Net operating loss and tax credit carry forwards	$93,128	$88,656
Inventory reserve and uniform capitalization	1,474	1,705
Stock options and warrants	2,440	2,704
Allowance for bad debts and sales returns	171	880
Vacation accrual	261	146
Deferred rent	143	126
Deferred revenue	380	433
Warranty accrual	958	1,173
Depreciation and amortization	1,358	1,137
Other accruals and reserves	362	433
Accrued Bonus	873	418
Intangible assets	1,195	1,037
Total deferred tax assets	102,743	98,848
Deferred tax liabilities:
State taxes	(3,885)	(3,696)
Other	(548)	(187)
Total deferred income tax liabilities	(4,433)	(3,883)
Valuation allowance	(98,205)	(94,873)
Net deferred tax assets	$105	$92
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include deferred tax assets for net operating losses as of December 31, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.5 million if and when such excess tax benefits are recognized through current taxes payable. The Company uses FASB Accounting Standards Codification, or ASC, 740, Income Taxes, ordering when determining when excess tax benefits or shortfalls have been realized.
United States income and withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2012	2013	2014
Balance, January 1	$5,025	$5,726	$5,771
Increase related to prior period positions	583	341	122
Increase related to current year tax positions	241	380	169
Reductions for tax positions of prior years	(123)	(676)	(395)
Settlements	—	—	—
Balance, December 31	$5,726	$5,771	$5,667
At December 31, 2012, 2013, and 2014 we had cumulative unrecognized tax benefits of approximately $5.7 million, $5.8 million, and $5.7 million, respectively, of which approximately $0.9 million, $0.8 million, and $0.6 million, respectively, are included in other long term liabilities that, if recognized, would affect the effective tax rate. The remaining $4.8 million, $5.0 million and $5.1 million of unrecognized tax benefits will have no impact on the effective tax rate due to the existence of net operating loss carryforwards and a full valuation allowance. Consistent with previous periods, penalties and tax related interest expense are reported as a component of income tax expense. As of December 31, 2012, and 2013, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was less than $0.2 million and approximately $0.4 million, respectively. As of December 31, 2014, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheet was approximately $0.5 million. We anticipate none of our unrecognized tax positions will be settled or reversed within the next 12 months.

Due to net operating losses and other tax attributes going forward, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2000 through December 31, 2014. With few exceptions, our state income tax returns are open to audit for the years ended December 31, 2010 through 2014.
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
At December 31, 2014, based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, we determined that it was not more likely than not that our deferred tax assets would be realized and have a $94.9 million valuation allowance associated with our deferred tax assets.
As of December 31, 2014, we had federal net operating loss carryforwards of approximately $182.9 million which begin to expire in the tax year ending 2020, and state net operating loss carryforwards of approximately $101.7 million which begin to expire in the tax year ending 2015. We had foreign net operating loss carryforwards of $43.8 million, which have no expiration date. In addition, we had federal tax credit carryforwards of $4.9 million, of which approximately $0.4 million can be carried forward indefinitely to offset future tax liability, and the remaining $4.5 million begin to expire in the tax year ending 2018. We also had state tax credit carryforwards of $3.5 million, of which the entire $3.5 million has no expiration date.
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

10. Stockholders’ Equity, Equity Incentive Plans and Warrants
Stock Incentive Plans
2009 EIP. Our stockholders approved the 2009 Equity Incentive Plan, or the 2009 EIP, at our annual meeting of stockholders held on June 15, 2009. The 2009 EIP authorizes the issuance or grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards, performance cash awards and other stock awards to our employees, directors and consultants and is intended as the successor to and continuation of our 2000 EIP. Following the approval of the 2009 EIP by our stockholders, no additional stock awards may be granted under the 2000 Amended and Restated Equity Incentive Plan, or the 2000 EIP. All outstanding stock awards granted under the 2000 EIP will remain subject to the terms of the 2000 EIP provided, however, that any shares subject to outstanding stock awards granted under the 2000 EIP that expire or terminate for any reason prior to exercise or settlement shall become available for issuance pursuant to awards granted under the 2009 EIP. Awards granted under the 2000 EIP expire 10 years from the date of grant. Awards granted under the 2009 EIP expire seven years from the date of grant. As of June 15, 2009, the total number of shares of our common stock reserved for issuance under the 2009 EIP consisted of 4,500,000 shares plus 7,112,217 shares that are subject to outstanding stock awards under the 2000 EIP that may become available for grant under the 2009 EIP if they expire or terminate for any reason prior to exercise or settlement under the 2000 EIP. On May 2, 2011 shareholders approved our Amended 2009 Equity Incentive Plan, primarily to increase the share reserve by 8,000,000 shares. On May 5, 2014, shareholders approved an amendment to the Amended 2009 Equity Incentive Plan, primarily to increase the share reserve by 7,000,000 shares. Unless sooner terminated by our Board of Directors, the 2009 EIP shall automatically terminate on April 26, 2019, the day before the tenth anniversary of the date the 2009 EIP was adopted by the Board. The Board of Directors may also amend the 2009 EIP at any time subject to applicable laws and regulations, including the rules and regulations of The

NASDAQ Stock Market LLC. In general, no amendment or termination of the 2009 EIP may adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant.
During 2012, 2013 and 2014, we granted restricted stock and options to purchase common stock with various vesting as approved by the Compensation Committee of the Board and/or the Chief Executive Officer and Chief Financial Officer, as appropriate, upon each grant. As of December 31, 2014, 55,900 shares of restricted stock were outstanding under the 2009 EIP, of which none were performance-based restricted stock awards. Additionally, no shares of restricted stock were outstanding under the 2000 EIP. As of December 31, 2014, options to purchase 7,124,198 and 2,178,746 shares of common stock were outstanding under the 2009 EIP and 2000 EIP, respectively. 7,814,281 shares of common stock remained available for grant under the 2009 EIP.
2000 NEDSOP. Under our 2000 Non-Employee Directors Stock Option Plan, or 2000 NEDSOP, non-qualified stock options to purchase common stock are automatically granted to our non-employee directors upon appointment to our Board of Directors (initial grants) and upon each of our annual meeting of stockholders (annual grants). Options granted under the 2000 NEDSOP expire 10 years from the date of the grant. Initial grants vest over four years, with 25% of the shares subject to the option vesting one year from the date of grant and the remaining shares subject to the option vesting ratably thereafter on a monthly basis. Annual grants are fully vested on the date of grant. 1,000,000 shares of common stock are reserved for issuance under the 2000 NEDSOP. As of December 31, 2014, options to purchase 650,000 shares of common stock were outstanding under the 2000 NEDSOP and options to purchase 243,124 shares of common stock remained available for grant under the 2000 NEDSOP.
ESPP. Our stockholders approved our Amended and Restated Employee Stock Purchase Plan, or 2000 ESPP, at our annual meeting of stockholders held on June 15, 2009, primarily to increase the share reserve under the 2000 ESPP by 4,000,000 shares. The 2000 ESPP qualified under the provisions of Section 423 of the Internal Revenue Code, or IRC, and provided our eligible employees, as defined in the 2000 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 808,761 and 195,857 shares issued under the 2000 ESPP for the years ended December 31, 2013 and 2014, respectively. The 2000 ESPP was terminated after the last purchase on January 31, 2014. On January 21, 2014, the Board of Directors adopted the Dot Hill Systems Corp. 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which was approved by our stockholders on May 5, 2014. There are 4,000,000 shares of common stock reserved for issuance under the 2014 ESPP. The 2014 ESPP qualifies under the provisions of Section 423 of the IRC, and provides our eligible employees, as defined in the 2014 ESPP, with an opportunity to purchase shares of our common stock at 85% of fair market value. There were 196,481 shares issued under the 2014 ESPP for the year ended December 31, 2014. As of December 31, 2014, the 2014 ESPP had a total of 3,803,519 shares available for purchase.
As of December 31, 2014, total unrecognized share-based compensation cost related to unvested stock options, restricted stock awards, management stock incentive plan and our 2014 ESPP was $5.2 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
The following table summarizes share-based compensation expense, (in thousands):

	Year Ended December 31,
	2012	2013	2014
Cost of goods sold	$617	$334	$350
Sales and marketing	419	274	353
Research and development	1,705	1,054	1,304
General and administrative	1,024	1,028	1,138
Share-based compensation expense before taxes	3,765	2,690	3,145
Related deferred income tax benefits	—	—	—
Share-based compensation expense	$3,765	$2,690	$3,145
Share-based compensation expense is derived from:
Stock options	$1,508	$1,924	$2,642
Restricted stock awards	1,958	489	181
2014 and 2000 ESPP	299	277	322
Total	$3,765	$2,690	$3,145
We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes pricing model.

A summary of stock option activity for 2014 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2014	9,850,498	$2.58
Granted	2,370,500	4.04
Exercised	(1,184,829)	2.20
Forfeited	(554,079)	2.53
Expired	(529,146)	8.89
Outstanding at December 31, 2014	9,952,944	$2.64	4.34	$18,369,137
Vested and expected to vest at December 31, 2014	9,578,949	$2.61	4.27	$17,994,450
Exercisable at December 31, 2014	6,141,839	$2.48	3.52	$12,604,603
A summary of restricted stock award activity for 2014 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2014	92,811	$1.73
Granted	80,000	4.32
Vested	(116,661)	2.25
Forfeited	(250)	2.90
Outstanding and unvested at December 31, 2014	55,900	$4.33
The weighted average grant-date fair values of options granted during the years ended December 31, 2012, 2013 and 2014 were $0.89 per share, $1.05 per share, and $2.35 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014 were $0.0 million, $0.2 million, and $2.6 million, respectively.
The weighted average grant-date fair values of restricted stock awards granted during the years ended December 31, 2012, 2013 and 2014 were $1.23, $1.74 and $4.32 per share, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2012, 2013 and 2014 was $3.3 million, $1.3 million and $0.3 million, respectively.
Cash generated from options exercised under all share-based compensation arrangements for the years ended December 31, 2012, 2013 and 2014 were $0.0 million, $0.3 million and $2.6 million, respectively. Cash generated from the purchase of shares through the 2000 ESPP for the years ended December 31, 2012, and 2013 and through the 2000 ESPP and 2014 ESPP for the year ended December 31, 2014, was $0.7 million, $0.7 million, and $1.1 million respectively. We issue new shares from the respective plan share reserves upon exercise of options to purchase common stock and for purchases through the 2000 ESPP and 2014 ESPP.
The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $4.42 per share as of the last business day of the fiscal year ended December 31, 2014, which represents the value that would have been realized by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the years ended December 31, 2012, 2013 and 2014 was $2.1 million, $2.2 million, and $2.9 million, respectively.

To estimate compensation expense for the years ended December 31, 2012, 2013, and 2014 we used the Black-Scholes pricing model with the following weighted-average assumptions for equity awards granted:

	EIP and NEDSOP			ESPP
	Year Ended December 31,			Year Ended December 31,
	2012	2013	2014	2012	2013	2014
Risk-free interest rate	1.19%	1.07%	1.59%	0.12%	0.09%	0.05%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Volatility	81%	82%	70%	64%	63%	60%
Expected Term	5.2 years	5.3 years	4.9 years	0.5 years	0.5 years	0.5 years
Forfeiture Rate	0%-10.62%	0%-9.45%	0%-10.05%	—%	—%	—%
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
Warrants
In January 2008, we amended our Product Purchase Agreement, or Agreement, originally entered into with Hewlett-Packard Company, or HP, in September 2007, to allow for sales to additional divisions within HP. In connection with the Agreement, we issued a warrant to HP to purchase 1,602,489 shares of our common stock (approximately 3.5% of our outstanding shares prior to the issuance of the warrant) at an exercise price of $2.40 per share.
On October 31, 2011, we amended again the Product Purchase Agreement originally entered into with HP on September 10, 2007. In part, this Amendment extends until October 30, 2016 the expiration date of the warrant previously issued to HP to purchase 1,602,489 shares of our common stock at the original exercise price of $2.40 per share.

11. Employee Retirement Benefit Plans
Dot Hill Retirement Savings Plan
The Dot Hill Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, is open to eligible employees over 21 years of age. Under the plan, participating United States employees may defer up to 100% of their pretax salary, but not more than statutory limits. At our discretion we may make contributions to this plan for plan participants. Our matching contributions vest to employees as a percentage based on years of employment from one to five years, and matching contributions are fully vested to employees after five years of employment. Our matching contributions to the retirement savings plan for the years ended December 31, 2012, 2013 and 2014 were $0.3 million, $0.4 million and $0.3 million, respectively.

12. Commitments and Contingencies
Operating Leases
We lease office space, equipment and automobiles under non-cancelable operating leases, which expire at various dates through May 2018. Rent expense for the years ended December 31, 2012, 2013 and 2014 was $1.1 million, $1.2 million and $1.2 million, respectively. We record rent expense on a straight–line basis based on contractual lease payments.

Future minimum lease payments due under all non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

Year Ended December 31,
2015	$873
2016	849
2017	860
2018	360
2019	—
Thereafter	—
Total minimum lease payments	$2,942
For purposes of the table above, the operating lease obligations exclude common area maintenance, real estate taxes and insurance expenses.
Unconditional Purchase Obligations
We have unconditional inventory related purchase obligations to certain suppliers for certain commodities in order to ensure supply of select key components at the most favorable pricing. Additionally, we have non-inventory related purchase obligations that represent purchase commitments made in the ordinary course of business. At December 31, 2014, we had approximately $47.4 million of unconditional purchase obligations, of which $0.9 million for excess purchase commitments was recorded in Accrued Expenses on the balance sheet.
Cumulative Translation Adjustment
If we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. As discussed in Note 3 to the Consolidated Financial Statements, the Company currently anticipates liquidation of its Netherlands operating unit during early 2015. The Netherlands operating unit currently has no active operations. Cumulative translation losses of approximately $2.7 million related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss.
Legal Proceedings
We are not party to any significant legal proceedings, except as described below, but are involved in certain legal actions and claims from time to time arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.
Crossroads, Inc. - During the quarter ended September 30, 2014, the Company met with Crossroads Inc., or Crossroads, to establish a framework to resolve the dispute regarding the Amended Settlement and License Agreement dated October 2006. On September 19, 2014, the United States District Court for the Western District of Texas partially granted the Company’s motion for partial summary judgment as to Crossroads’ claims concerning royalty payments on product sales to HP for the period after the Fall of 2011 and at the same time held that the Company is not entitled to the benefit of a license Crossroads granted to HP for the period prior to fall 2011. In addition, a patent claim construction hearing occurred on October 6-7, 2014 but no claim construction order was issued and no trial date has been set. On February 27, 2015, the Company filed motions to join two inter partes reviews of the validity of the patent that are being conducted by the United States Patent Office and filed a motion to stay the district court litigation pending the entry of final written decisions in the inter partes reviews. No trial date has been set. Based on the United States District Court’s response to the Company’s motion for partial summary judgment and ongoing discussions with Crossroads, it is probable that the Company will resolve this dispute for royalty payments from 2009 to the current period for a total amount in the range of $1.0 million to $3.4 million. As of December 31, 2014, $1.0 million was accrued and charged to general and administrative expense. We are in the early stages of the potential settlement of this matter.  Accordingly, the actual amount of a settlement could be different than the amount accrued or the currently estimated maximum amount and the difference could be material.

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
Prior to the first quarter of 2014, our CODM managed our business as one reportable operating segment that included the design, manufacture, and marketing of a range of storage systems for the entry and mid-range storage markets. Beginning in the first quarter of 2014, due to the growth and significance of our Vertical Markets, our CODM is managing our business in three reportable operating segments: Server OEM, Vertical Markets and Corporate. Hence, we changed our reporting segments accordingly, and segment information for all periods presented has been reclassified to conform to fiscal 2014 presentation.
Server OEM
The Server OEM segment consists primarily of large Original Equipment Manufacturers who purchase products from us to sell along with their server products. Our products are typically sold in server led sales into their end-user customers' corporate information technology infrastructure. Server OEM customers include Customer A (refer to Note 1, Summary of Significant Accounting Policies - Concentration of Customers and Suppliers).
Vertical Markets
The Vertical Markets segment consists of strategically selected Vertical Markets that have a propensity for high data growth. Some of our target Vertical Markets include Media and Entertainment, Telecommunications Infrastructure, Oil and Gas, Big Data Analytics and Digital Imaging, among others. These customers typically embed their products into their customer solutions which quite often generate revenue for their end-user customers. We sell to these customers through both Vertical Markets OEM partners or embedded solutions integrators, as well as through channel partners. Vertical Markets customers include Customers B and C (refer to Note 1, Summary of Significant Accounting Policies - Concentration of Customers and Suppliers).
Corporate
The Corporate segment consists primarily of costs that support both the Server OEM and Vertical Markets segments.
Net revenues by segment are as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Net revenue:
Server OEM	$143,353	$134,798	$115,580
Vertical Markets	51,195	71,767	102,085
Total net revenue	$194,548	$206,565	$217,665
Operating income (loss) by segment, and a reconciliation to consolidated income (loss) before income taxes and discontinued operations is as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Operating income (loss):
Server OEM	$28,718	$33,464	$27,091
Vertical Markets	7,858	21,781	33,587
Corporate	(46,232)	(49,615)	(52,375)
Total operating income (loss)	(9,656)	5,630	8,303
Total other income (expense), net	3	(39)	(21)
Income (loss) before income taxes and discontinued operations	$(9,653)	$5,591	$8,282
The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore, asset, depreciation and amortization, or capital expenditure by segment information is not provided to our CODM.

Geographic Information
Net revenue is recorded in the geographic area in which the sale is originated. Long-lived assets include property and equipment, net, identifiable intangible assets and other non-current assets. Information concerning principal geographic areas in which we operate is as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Net revenue:
United States	$192,801	$204,764	$216,306
Europe, Middle East and Africa	14	3	—
Asia	1,733	1,798	1,359
Total net revenue	$194,548	$206,565	$217,665
Long-lived assets:
United States	$7,682	$8,147	$9,159
Europe, Middle East and Africa	68	15	13
Asia	—	—	—
Total long-lived assets	$7,750	$8,162	$9,172

14. Quarterly Financial Information (Unaudited)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts):

Year Ended December 31, 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$44,480	$50,683	$52,603	$58,799
Gross profit	14,440	17,007	16,873	17,750
Income (loss) before income taxes and discontinued operations	(526)	2,138	1,875	2,104
Net income (loss) from continuing operations	(560)	2,089	1,775	2,236
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$0.04	$0.03	$0.03

Year Ended December 31, 2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$48,207	$48,222	$52,121	$69,115
Gross profit	15,265	16,023	16,962	24,325
Income (loss) before income taxes and discontinued operations	(411)	(4)	86	8,611
Net income (loss) from continuing operations	(412)	(78)	40	8,505
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$(0.00)	$0.00	$0.14