Form 10-K/A
period 2014-12-31
DOT HILL SYSTEMS CORP
filed 2015-03-13
CIK 1042783

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends Dot Hill Systems Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Original Form 10-K"), filed with the U.S. Securities and Exchange Commission on March 11, 2015 ("Original Filing Date"). The purpose of this Amendment No. 1 is to correct a typographical error in Item 1A. Risk Factors, for the risk entitled "We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results." The risk factor identified our expectation for net revenue from specific customers for 2015. We inadvertently identified Customers A and C to represent much greater than 10% of our net revenue and Customer B to represent around 10% of our net revenue for 2015, when the item should have identified Customers A and B to represent much greater than 10% of our net revenue and Customer C to represent around 10% of our net revenue for 2015. The Item 1A. Risk Factors in this Amendment No. 1 reflects the revised information with the typographical error corrected.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial condition, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K (other than the updating of the Risk Factors to include the appropriate language, and the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers), nor does it reflect events occurring after the filing of the Original Form 10-K.

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
Our business is highly dependent on a limited number of customers. For example, sales to our largest Server OEM customer, or Customer A, and two large Vertical Markets customers, or Customers B and C, accounted for 68%, 0% and 10%, respectively, of our net revenue for the year ended December 31, 2012, 59%, less than 1% and 13%, respectively, of our net revenue for the year ended December 31, 2013 and 47%, 11% and 8%, respectively, of our net revenue for the year ended December 31, 2014. We expect Customers A and B to represent much greater than 10% and Customer C to represent around 10% of our net revenue for 2015. If our relationships with Customers A, B and/or C or certain of our other customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with Customers A, B and/or C or our other customers will expand or not otherwise be disrupted.
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

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment No. 1:

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

Dot Hill Systems Corp.

Date:	March 13, 2015

		By:	/S/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	March 13, 2015

		By:	/S/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANA W. KAMMERSGARD Dana W. Kammersgard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2015

/S/ HANIF I. JAMAL Hanif I. Jamal	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 13, 2015

/S/ CHARLES F. CHRIST * Charles F. Christ	Chairman of the Board of Directors	March 13, 2015

/S/ THOMAS H. MARMEN * Thomas H. Marmen	Director	March 13, 2015

/S/ RICHARD MEJIA JR * Richard Mejia, Jr.	Director	March 13, 2015

/S/ BARRY A. RUDOLPH * Barry A. Rudolph	Director	March 13, 2015

/S/ RODERICK M. SHERWOOD III * Roderick M. Sherwood III	Director	March 13, 2015

/S/ DEBRA E. TIBEY * Debra E. Tibey	Director	March 13, 2015
*Pursuant to Power of Attorney

By: /S/ DANA W. KAMMERSGARD Dana W. Kammersgard