Form 10-Q
period 2015-03-31
DOT HILL SYSTEMS CORP
filed 2015-05-08
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

The registrant had 61,217,348 shares of common stock, $0.001 par value, outstanding as of April 30, 2015.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2015

Part I. Financial Information

Item 1. Financial Statements

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
AS OF DECEMBER 31, 2014 AND MARCH 31, 2015
(In thousands, except par value data)

	December 31, 2014	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$42,492	$46,281
Accounts receivable, net	43,328	42,180
Inventories	11,342	9,452
Prepaid expenses and other assets	11,126	7,660
Total current assets	108,288	105,573
Property and equipment, net	8,764	9,112
Intangible assets	2,680	3,332
Other assets	500	288
Total assets	$120,232	$118,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,421	$30,829
Accrued compensation	4,015	3,260
Accrued expenses	8,039	9,594
Deferred revenue	5,319	4,692
Total current liabilities	54,794	48,375
Other long-term liabilities	2,908	2,484
Total liabilities	57,702	50,859
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2014 and March 31, 2015	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 60,777 and 61,121 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	61	61
Additional paid-in capital	336,827	337,879
Accumulated other comprehensive loss	(3,152)	(3,159)
Accumulated deficit	(271,206)	(267,335)
Total stockholders’ equity	62,530	67,446
Total liabilities and stockholders’ equity	$120,232	$118,305

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2015
NET REVENUE	$48,207	$61,121
COST OF GOODS SOLD	32,942	40,091
GROSS PROFIT	15,265	21,030
OPERATING EXPENSES:
Research and development	9,476	10,119
Sales and marketing	3,294	3,804
General and administrative	2,898	3,212
Total operating expenses	15,668	17,135
OPERATING INCOME (LOSS)	(403)	3,895
OTHER INCOME (EXPENSE):
Interest income (expense), net	(18)	(14)
Other income (expense), net	10	—
Total other income (expense), net	(8)	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(411)	3,881
INCOME TAX EXPENSE	1	10
NET INCOME (LOSS)	$(412)	$3,871

NET INCOME (LOSS) PER SHARE:
Net Income (Loss) per share - basic and diluted	$(0.01)	$0.06

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	59,678	60,760
Diluted	59,678	64,816

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(412)	$3,871
Foreign currency translation adjustment	(30)	(7)
Comprehensive income (loss)	$(442)	$3,864

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015
(In thousands)

	Three Months Ended
	March 31,
	2014	2015
Cash Flows From Operating Activities:
Net income (loss)	$(412)	$3,871
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	959	1,153
Share-based compensation expense	578	880
Changes in operating assets and liabilities:
Accounts receivable	9,240	1,213
Inventories	(1,122)	1,890
Prepaid expenses and other assets	1,238	3,680
Accounts payable	(7,112)	(5,890)
Accrued compensation and other expenses	(2,809)	725
Deferred revenue	799	(628)
Other long-term liabilities	(252)	(425)
Net cash provided by operating activities	1,107	6,469
Cash Flows From Investing Activities:
Purchases of property and equipment	(995)	(1,517)
Purchases of intangible assets	—	(1,342)
Net cash used in investing activities	(995)	(2,859)
Cash Flows From Financing Activities:
Payments on bank borrowings	(2,000)	—
Shares withheld for tax purposes	(72)	—
Proceeds from sale of stock to employees	1,854	172
Net cash provided by (used in) financing activities	(218)	172
Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	7
Net Increase (Decrease) in Cash and Cash Equivalents	(84)	3,789
Cash and Cash Equivalents, beginning of period	40,406	42,492
Cash and Cash Equivalents, end of period	$40,322	$46,281

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$995	$461

Supplemental Cash Flow Data:
Cash paid for income taxes	$195	$98

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp., referred to herein as Dot Hill, we, our or us, contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2015.

Use of Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, inventory valuation (refer to Note 3, Inventories) and recurring and specific issue warranty obligations (refer to Note 5, Product Warranties). In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, the valuation of long-lived assets, accruals for restructuring, capitalization of software development costs, contingent liabilities and income taxes, including the valuation allowance for deferred tax assets, and recognition of share-based compensation expense. Actual results may differ from these estimates and such differences could be material.

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

Software

In accordance with the specific guidance for recognizing software revenue, where applicable, we recognize revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. We use the relative fair value method to allocate revenue to software licenses at the inception of the license term when vendor-specific objective evidence, or VSOE, of fair value for all elements related to our products is available. We have established VSOE for the fair value of our software licenses and support services as measured by the prices paid by our customers when the licenses and services are sold separately on a standalone basis. Software revenue represents less than 5% of our net revenue for all periods presented.

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

Research and Development and Capitalized Software Development Costs

Research and development costs are expensed as incurred. In conjunction with the development of our products, we incur certain software development costs. For the majority of our software development projects, no costs have been capitalized because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant. On a specific software project under development, it was determined that the period between achieving technological feasibility and completion of the software is not relatively short and software development costs qualifying for capitalization will be significant. For this project, since technological feasibility has been established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. The amortization of these costs will be included in cost of revenue over the estimated life of the products. Refer to Note 4, Intangible Assets.

Contingent Liabilities

We are involved in certain claims from time to time arising in the ordinary course of business involving our products, suppliers, and/or customers. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we may be unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: possible third-party contributions, the inherent uncertainties of the estimation process, and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows, except as disclosed. Refer to Note 8, Commitments and Contingencies.

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. For the three months ended March 31, 2014, we had two customers, Customer A and Customer C, that accounted for 10% or more of our total net revenue. For the three months ended March 31, 2015, we had three customers, Customer A, Customer C and Customer D, that accounted for 10% or more of our total net revenue. Our agreements with our customers do not contain any minimum purchase commitments, do not obligate them to purchase their storage solutions exclusively from us and may be terminated at any time upon notice.

Net revenue consists of all product and services revenue. Net revenue by major customer, or a customer who has accounted for 10% or more of our total net revenue in the current quarter and/or any quarter in the prior fiscal year, is as follows (as a percentage of total net revenue):

	Three Months Ended
	March 31,
	2014	2015
Customer A	49%	35%
Customer B	1%	7%
Customer C	15%	18%
Customer D	7%	17%

If our relationship with our major customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with our major customers or our other customers will expand or not otherwise be disrupted.

We currently rely on one contract manufacturing partner, Foxconn Technology Group, or Foxconn, to produce substantially all of our products. As a result, should Foxconn not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to further extend our contract. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement, as the Company may issue purchase orders and Foxconn may accept purchase orders under the terms and conditions of the existing agreement.

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. At December 31, 2014 and March 31, 2015, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

As of March 31, 2015, $3.0 million of the $46.3 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries, as compared to $3.0 million of the $42.5 million of cash, cash equivalents and marketable securities held by our foreign subsidiaries as of December 31, 2014. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2015. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any United States tax liability, should one arise.

We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable United States income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits. Refer to Note 8, Commitments and Contingencies, for a discussion of the associated cumulative translation loss.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Allowance for doubtful accounts was $0.1 million at December 31, 2014 and March 31, 2015.

Long-lived Asset Impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges for the three months ended March 31, 2014 or 2015.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that, other than the matter described below, the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. This update creates modifications to various revenue accounting standards for specialized transactions and industries. ASU 2014-09 is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The updated guidance is effective for public entities for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. In April 2015, the FASB tentatively decided to defer for one year the effective date of ASU 2014-09, which will extend the effective date for public entities to annual reporting periods beginning on or after December 15, 2017, and determined that Company's will be permitted to early adopt the standard as of the original effective date of ASU 2014-09. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's unaudited condensed consolidated financial statements. The Company does not expect to early adopt the standard.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05. This update provides guidance to customers about whether a cloud computing arrangement includes a software license, and if so, to apply the accounting requirements for other intangible assets. If the cloud computing arrangement does not include a software license, ASU 2015-05 indicates that the arrangement should be accounted for as a service contract. The updated guidance is effective for public entities for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the requirements of ASU 2015-05 and has not yet determined its impact on the Company's unaudited condensed consolidated financial statements.

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

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three months ended March 31, 2014 and 2015 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2015
Net income (loss)	$(412)	$3,871
Basic weighted-average common shares outstanding	59,678	60,760
Assumed exercise of dilutive stock options, warrants and restricted stock	—	4,056
Diluted weighted-average common shares outstanding	59,678	64,816
Net income (loss):
Basic income (loss) per share	$(0.01)	$0.06
Diluted income (loss) per share	$(0.01)	$0.06

Outstanding equity awards not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive were as follows:

	Three Months Ended
	March 31,
	2014		2015
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	10,923,538	$0.47 - $7.84	4,401,602	$4.00 - $7.04
Unvested stock awards	43,220	$—	336,708	$—
Warrants	1,602,489	$2.40	—	$—

Shares issued

Common stock activity during the period is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Shares issued:
Options exercised	632	62
Restricted stock awards granted	—	283
Shares purchased under stock plan	198	—
Share decreases:
Shares repurchased for tax purposes	(15)	(1)

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2014	March 31, 2015
Purchased parts and materials	$2,273	$2,568
Finished goods	9,069	6,884
Total inventory	$11,342	$9,452

Inventories are comprised of finished goods and purchased parts and assemblies, which include costs to purchase assembled units and overhead, and are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our customers may require us to purchase and stock material amounts of inventory to ensure availability to meet forecasts, which increases our risk of excess quantities. Because our markets are volatile and are subject to technological risks, price changes and inventory reduction programs by our customers, and because we are required to make last-time buys of certain components on occasion, there is a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes result in a new cost basis for the inventory. When we sell or dispose of reserved inventory, the new cost basis is charged to cost of sales. The decrease in inventory from December 31, 2014 to March 31, 2015 is due to lower required levels of inventory for a significant customer maintained at a vendor managed inventory location.

4. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2014
	Estimated Useful Life	Gross	Accumulated Amortization	Net
Technology-based intangible assets	Not yet determined	$2,680	$—	$2,680
Total intangible assets		$2,680	$—	$2,680

		March 31, 2015
	Estimated Useful Life	Gross	Accumulated Amortization	Net
Technology-based intangible assets	Not yet determined	$3,332	$—	$3,332
Total intangible assets		$3,332	$—	$3,332

Technology-based intangible assets consist of software to be sold, leased or otherwise marketed, and includes capitalized software development costs. The estimated useful life and projected date that the intangible assets will be generally available for release to customers is not readily determinable as of December 31, 2014 or March 31, 2015. Intangible assets have not been allocated to reporting segments as they are used across the operating segments.

There was no amortization of intangible assets for the three months ended March 31, 2014 as there were no technology-based intangible assets as of March 31, 2014, and there was no amortization of intangible assets for the three months ended March 31, 2015 as the intangible assets product was not generally available for release to customers.

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

Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Balance, beginning of period	$2,965	$3,363
Charges to operations	414	342
Deductions for payments made	(175)	(385)
Changes in estimates	40	149
Balance, end of period	$3,244	$3,469

6. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30.0 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of March 31, 2015, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, agreeing that other than in the ordinary course of business, we will not convey, sell, lease, transfer or otherwise dispose of these assets without the prior written consent of Silicon Valley Bank, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of March 31, 2015, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20.0 million subject to our meeting certain requirements, including $40.0 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents, net of the total amount outstanding under the credit facility fall below $20.0 million (measured on a rolling three-month basis), the interest rate will increase to the Silicon Valley Bank's prime rate plus 1.0% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2017.

As of March 31, 2015, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of March 31, 2015. We are currently in compliance with all covenant requirements.

7. Fair Value Measurements

The short-term nature of our financial instruments expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. There were no transfers between Level I, II or III inputs for any of our assets measured at fair value during the reporting period.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
Description	December 31, 2014	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$42,492	$42,492	$—	$—	$—

		Fair Value Measurements Using
Description	March 31, 2015	Quoted Prices for Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
	(in thousands)
Cash and cash equivalents	$46,281	$46,281	$—	$—	$—

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and credit facility borrowings. The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short maturities.

The Company had no outstanding borrowings on the credit facility as of December 31, 2014 or March 31, 2015, and as such, no fair value estimate was required.

8. Commitments and Contingencies

Cumulative Translation Adjustment

If we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during 2015. The Netherlands operating unit currently has no active operations. Cumulative translation losses of approximately $2.7 million related to the Netherlands operating unit would be reclassified from other comprehensive loss to operating loss.

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

Crossroads, Inc. - During the quarter ended September 30, 2014, the Company met with Crossroads Inc., or Crossroads, to establish a framework to resolve the dispute regarding the Amended Settlement and License Agreement dated October 2006. On September 19, 2014, the United States District Court for the Western District of Texas partially granted the Company’s motion for partial summary judgment as to Crossroads’ claims concerning royalty payments on product sales to Hewlett Packard, or HP, for the period after the Fall of 2011 and at the same time held that the Company is not entitled to the benefit of a license Crossroads granted to HP for the period prior to fall 2011. In addition, a patent claim construction hearing occurred on October 6-7, 2014 but no claim construction order was issued and no trial date has been set. On February 27, 2015, the Company filed motions to join two inter partes reviews of the validity of the patent that are being conducted by the United States Patent Office and filed a motion to stay the district court litigation pending the entry of final written decisions in the inter partes reviews. No trial date has been set. Based on the United States District Court’s response to the Company’s motion for partial summary judgment and ongoing discussions with Crossroads, it is probable that the Company will resolve this contractual dispute for royalty payments from 2009 to the current period for a total amount in the range of $1.0 million to $3.4 million. As of March 31, 2015, there was a $1.0 million balance accrued, which was charged to general and administrative expense for the year ended December 31, 2014. We are in the early stages of a potential settlement of this matter.  Accordingly, the actual amount of a settlement could be different than the amount accrued or the currently estimated maximum amount and the difference could be material.

9. Segment Information

Operating segments, as defined in ASC 280, Segment Reporting, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker, or CODM, in deciding how to allocate resources and in assessing performance.
The Company's CODM is the President and Chief Executive Officer. The CODM manages the Company's business as three reportable operating segments: Server OEM, Vertical Markets, and Corporate.

Server OEM - The Server OEM segment consists primarily of large OEMs who purchase products from us to sell along with their server products. Our products are typically sold in server led sales into their end-user customers' corporate information technology infrastructure. Server OEM customers include Customer A (refer to Note 1, Summary of Significant Accounting Policies - Concentration of Customers and Suppliers).

Vertical Markets - The Vertical Markets segment consists of strategically selected Vertical Markets, that have a propensity for high data growth. Some of our target Vertical Markets include Media and Entertainment, Telecommunications Infrastructure, Oil and Gas, Big Data Analytics and Digital Imaging, among others. These customers typically embed their products into their customer solutions, which quite often generate revenue for their end-user customers. We sell to these customers through both Vertical Markets OEM partners or embedded solutions integrators, as well as through channel partners. Vertical Markets customers include Customer B, Customer C and Customer D (refer to Note 1, Summary of Significant Accounting Policies - Concentration of Customers and Suppliers).

Corporate - The Corporate segment consists primarily of costs that support both the Server OEM and Vertical Markets segments.

Net revenues by segment are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Net revenue:
Server OEM	$25,854	$25,178
Vertical Markets	22,353	35,943
Corporate	—	—
Total net revenue	$48,207	$61,121

Operating income (loss) by segment and a reconciliation to consolidated income (loss) before income taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Operating income (loss):
Server OEM	$5,122	$5,394
Vertical Markets	7,407	12,486
Corporate	(12,932)	(13,985)
Total operating income (loss)	(403)	3,895
Total other income (expense), net	(8)	(14)
Income (loss) before income taxes	$(411)	$3,881

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore asset, depreciation and amortization, or capital expenditure by segment information is not provided to our CODM.

10. Subsequent Event

In April 2015, the Company announced an agreement with Quantum Corporation, or Quantum, whereby Quantum will integrate the Company's full line of disk storage systems into their tiered storage offerings, and will provide global channel sales and marketing resources, service and support. As a result, the Company may initially experience a reduction in sales and marketing expenses, and expects to record less than $0.2 million of severance and related restructuring costs associated with this agreement in the second quarter of 2015. Correspondingly, the gross profit on sales through the channel may decline, however, the impact on future net income is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

In this quarterly report on Form 10-Q, "Dot Hill", "we", "us" and "our" refer to Dot Hill Systems Corp. and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer, and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Because such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found in Part II, Item 1A, “Risk Factors” and in our reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015, or Form 10-K, as amended by Form 10-K/A for the year ended December 31, 2014 filed with the SEC on March 13, 2015, or Form 10-K/A. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2014.

Overview

We design, manufacture and market a range of storage systems, including hybrid storage arrays, for the entry and mid-range storage markets. We focus on selling through Server-based original equipment manufacturers, or OEMs, such as Hewlett-Packard, or HP, Lenovo Group Limited, or Lenovo, Advanced Micro Devices, Inc., or AMD and Stratus Technologies, or Stratus; as well as into Vertical Markets through embedded solution OEMs, such as Flextronics, Teradata Corporation or Teradata, Motorola, Inc., or Motorola, Tektronix Inc., or Tektronix, Samsung Electronics, or Samsung, Concurrent Computer Corporation, or Concurrent, Autodesk Inc., or Autodesk, Imagine Communications, Quantum Corp., or Quantum and Nokia Solutions and Networks US LLC , or Nokia, which primarily include media and entertainment, telecommunications, high performance computing, digital image archive, big data and oil and gas.

Typical customers for our storage systems products, which include our AssuredSANTM line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our Server OEMs go into the information technology, or IT, infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and Planning, retail transactions and voicemail. On the other hand, much of our product sales into Vertical Markets support the revenue streams of embedded solution partners' end-user customers, such as the central office infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities with both hard disk drives, or HDDs, and flash-based Solid State Drives, or SSDs, for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the United States government) compliant based on their ruggedness and reliability.

Our products span Price Bands 2 through 6 as defined by International Data Corporation, or IDC. Our AssuredSAN 3000 Series product addresses the entry level market (bands 2 and 3) and AssuredSAN 4000 and 6000 Series products address the mid-range market (bands 4 through 6). AssuredSAN Pro 4000 Series products include RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance SSDs to their maximum benefit, while storing less frequently accessed data on larger and much less expensive HDDs. Our AssuredSAN 3000 Series products are typically, but not exclusively, sold through our Server OEM partners, our AssuredSAN 4000 Series products are sold through both Server OEM partners and Vertical Markets partners, and our AssuredSAN 6000 Series are typically, but not exclusively, sold through our Vertical Market partners.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through Server OEMs, Vertical Markets partners that include embedded solution OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' Server OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and AMD, among others, who purchase our AssuredVRA products. Our Vertical Markets partners include Flextronics, Teradata, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Imagine Communications, Quantum and Nokia. Although our products and services are sold worldwide, the majority of our net revenue is derived from our United States operations.

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

For these and other reasons, our net revenue and results of operations for the three months ended March 31, 2015 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved payment terms. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to further extend our contract. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement, as the Company may issue purchase orders and Foxconn may accept purchase orders under the terms and conditions of the existing agreement. The majority of our products sold in 2014 and to date in 2015 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products throughout 2015.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Refer to Note 1, Summary of Significant Accounting Policies, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not recalculate due to rounding):

	Three Months Ended
	March 31,
	2014	2015
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	68.3	65.6
GROSS PROFIT	31.7	34.4
OPERATING EXPENSES:
Research and development	19.7	16.6
Sales and marketing	6.8	6.2
General and administrative	6.0	5.3
Total operating expenses	32.5	28.0
OPERATING INCOME (LOSS)	(0.8)	6.4
Other income (expense), net	(0.0)	(0.0)
INCOME (LOSS) BEFORE INCOME TAXES	(0.8)	6.3
INCOME TAX EXPENSE	0.0	0.0
NET INCOME (LOSS)	(0.8)%	6.3%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2015

Net Revenue

	Three Months Ended March 31,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Net Revenue:
Server OEM	$25,854	53.6%	$25,178	41.2%	$(676)	(2.6)%
Vertical Markets	22,353	46.4%	35,943	58.8%	13,590	60.8%
Consolidated Net Revenue	$48,207	100.0%	$61,121	100.0%	$12,914	26.8%

Revenues from our largest Server OEM customer declined from approximately 49% of our consolidated net revenue for the three months ended March 31, 2014 compared to 35% of our consolidated net revenue for the three months ended March 31, 2015. We expect sales to this customer to continue to represent a substantial portion of our Server OEM net revenue during the remainder of 2015. This decrease was partially offset by an increase in sales to other existing Server OEM customers.

Net revenue from Vertical Markets segment increased primarily due to a ramp in sales to existing and new Vertical Markets customers. The ramp in sales was due to a combination of factors, including additional demand for our existing product line and the addition of our higher density chassis options. We expect the growth trend in sales to Vertical Markets to continue during the remainder of 2015.

Cost of Goods Sold

	Three Months Ended March 31,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold:
Server OEM	$20,250	42.0%	$19,182	31.4%	$(1,068)	(5.3)%
Vertical Markets	12,692	26.3%	20,909	34.2%	8,217	64.7%
Consolidated Cost of Goods Sold	$32,942	68.3%	$40,091	65.6%	$7,149	21.7%

Server OEM cost of goods sold decreased largely as a result of the decrease in revenue from Server OEM customers during the three months ended March 31, 2015, partially offset by the change in product mix for the first quarter of 2015.

Vertical Markets cost of goods sold increased mainly as a result of the increase in Vertical Markets revenue during the three months ended March 31, 2015, as well as the change in product and customer mix during the quarter.

Gross Profit

	Three Months Ended March 31,				Increase(Decrease)	% Change
	2014	% of Segment Net Revenue	2015	% of Segment Net Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$5,604	21.7%	$5,996	23.8%	$392	7.0%
Vertical Markets	9,661	43.2%	15,034	41.8%	5,373	55.6%
Consolidated Gross Profit	$15,265	31.7%	$21,030	34.4%	$5,765	37.8%

The primary driver of the increase in gross profit percentage for Server OEM was the mix of product sales.

Vertical Markets gross profit percentage declined slightly year over year due to the change in product and customer mix, partially offset by the benefits of allocating relatively fixed overhead costs to higher revenues.

Research and Development Expenses

	Three Months Ended March 31,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$9,476	19.7%	$10,119	16.6%	$643	6.8%

Research and development expenses are included in the Corporate segment and not allocated between the Server OEM and Vertical Markets segments as most research and development efforts are deployed across both of these segments. The increase in consolidated research and development expenses was due to a combination of an increase in compensation expense of $0.5 million, with associated increases in share-based compensation expense of $0.1 million, travel expenses of $0.1 million and allocated common costs of $0.3 million, due to an increase in headcount necessary to support the research and development function. These headcount related increases were partially offset by the capitalization of software development costs of $0.6 million. In addition, there was an increase of $0.1 million in project spend expenses to support product releases, as well as an increase in depreciation and other expenses of $0.2 million.

We expect that the timing of our engineering headcount requirements and material purchases to support new product releases will affect the amount of research and development expenses in future periods. In addition, we expect that future levels of capitalized software development costs will fluctuate significantly dependent upon the type of software development projects undertaken.

Sales and Marketing Expenses

	Three Months Ended March 31,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses:
Server OEM	$482	1.0%	$602	1.0%	$120	24.9%
Vertical Markets	2,254	4.7%	2,548	4.2%	294	13.0%
Corporate	558	1.2%	654	1.1%	96	17.2%
Consolidated Sales and Marketing Expenses	$3,294	6.8%	$3,804	6.2%	$510	15.5%

Server OEM sales and marketing expense increase was primarily due to an increase in variable compensation including share-based compensation, retirement savings plan contributions and severance payments, as well as slightly higher allocation of common costs.

Vertical Markets sales and marketing expense rose during the three months ended March 31, 2015 due to the combination of an increase in salaries and related expenses due to an increase in consultant expenses and an increase in bonuses, as well as an increase of $0.1 million in travel and related expenses to support sales opportunities, and an increase of $0.1 million in evaluation unit expenses due to the promotion of new products and to encourage sales opportunities.

Corporate sale and marketing expense increase was primarily due to an increase in variable compensation including share-based compensation and retirement savings plan contributions, as well as slight increases in other administrative and professional fees, including the allocation of common costs.

General and Administrative Expenses

	Three Months Ended March 31,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$2,898	6.0%	$3,212	5.3%	$314	10.8%

General and administrative expenses are included in the Corporate segment. General and administrative expenses increase was due to an increase of $0.2 million in compensation and related expenses due to additional headcount to support growth in the Company, with associated increases in share-based compensation expense of $0.1 million.

Other Income (Expense), net

Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded insignificant amounts of income tax expense for the three months ended March 31, 2014 and for the three months ended March 31, 2015. Our current period provision primarily includes estimated liabilities relating to tax expense in certain states and foreign jurisdictions in which we operate, offset partially by a favorable adjustment to uncertain tax positions.

The Company maintains a valuation allowance against substantially all of its deferred tax assets primarily related to various net operating loss and tax credit carry forwards. We periodically evaluate the likelihood of the realization of deferred tax assets. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, and other relevant factors. Based upon our analysis of these factors, we do not believe that our principal tax paying entity has attained a sustained level of profitability. In the future, we may release all or a portion of the valuation allowance when the Company determines that it is more likely than not that our deferred tax assets will be realized. Any future release of the valuation allowance may be recorded as a tax benefit increasing our net income.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net income (loss), working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our suppliers. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if intra quarter timing of revenues is back-end loaded within a particular quarter. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We granted an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. While this did delay collection of our accounts receivable and correspondingly reduce cash, our net working capital was not impacted. In addition, we expect our cash to be impacted in the future due to increases in inventory related to ramp in sales to new or existing customers. In March 2015, we agreed to shorten our payment terms to our primary contract manufacturer which will reduce our cash, but our net working capital will not be impacted. Our accounts payable may also increase or decrease in connection with changes in volumes as well as our cash conservation strategies. In connection with our contingent liabilities, our cash could be impacted to the extent we incur settlements, fines, penalties or judgments in connection with some of these matters. Refer to Note 8, Commitments and Contingencies, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q.

As of March 31, 2015, we had $46.3 million of cash and cash equivalents and $57.2 million of working capital compared to $42.5 million of cash and cash equivalents and $53.5 million of working capital as of December 31, 2014. The changes in cash and cash equivalents are further described below.

Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of March 31, 2015, $3.0 million of the $46.3 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We currently intend to repatriate approximately $2.0 million of our cash and cash equivalents when we close down our Netherlands subsidiary during 2015. We obtained a favorable ruling from the Netherlands and will not be charged foreign taxes on the repatriation and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any United States tax liability, should one arise.

We anticipate that future foreign earnings will be deemed to be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable United States income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $1.1 million compared to $6.5 million for the three months ended March 31, 2015. The operating activity that affected cash was primarily net loss of $0.4 million for the three months ended March 31, 2014 compared to net income of $3.9 million for the three months ended March 31, 2015.

The adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31, 2015 for items that did not affect cash consisted of depreciation of $1.2 million and share-based compensation expense of $0.9 million.

Cash flows from operations reflects the positive impact of $1.2 million related to a decrease in accounts receivable from December 31, 2014 to March 31, 2015, which was primarily due to lower overall revenues in the first quarter of 2015 relative to the fourth quarter of 2014. Days sales outstanding slightly decreased from 63 days at the end of the fourth quarter of 2014 to 62 days at the end of the first quarter of 2015. Inventory decreased which positively impacted cash flows from operations by $1.9 million. The inventory decrease in the three months ended March 31, 2015 primarily relates to lower levels of inventory purchases and ramping of sales to certain customers. The decrease in prepaid expenses and other assets had a $3.7 million positive impact to cash from operations from December 31, 2014 to March 31, 2015 due to decreases in non-trade accounts receivable and decreases in certain other annual prepaid contracts. Accrued compensation and other expenses had a $0.7 million positive impact on cash flows due primarily to timing of payments for vendor obligations, compensation and bonus amounts.

Cash flows from operations reflect a negative impact of $5.9 million related to a decrease in accounts payable from December 31, 2014 to March 31, 2015, primarily driven by decreased sales volumes relative to the fourth quarter of 2014. Days payable outstanding decreased from 72 days at the end of the fourth quarter of 2014 to 69 days at the end of the first quarter of 2015. Cash flows from operations also reflects the negative impact of a $0.6 million decrease in deferral of revenue for certain software contracts recognized over the contract term, and an overall decrease of $0.4 million in other long-term liabilities, primarily due to a decrease in long-term deferred revenue. The remaining negative impact was due to $0.1 million rounding of items to cash flows from operations.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $1.0 million compared to $2.9 million for the three months ended March 31, 2015. Cash used in investing activities for the three months ended March 31, 2015 was due to test and other equipment used in internal laboratories and at our contract manufacturing partners for use in the production of our products, and also the capitalization of costs associated with software development.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2014 was $0.2 million compared to $0.2 million of cash provided by financing activities for the three months ended March 31, 2015. Cash provided by financing activities for the three months ended March 31, 2015 was from the sale of stock to employees under our employee stock plans of $0.2 million.

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

The actual amount and timing of working capital and capital expenditures that we may incur in future periods may vary significantly and will depend upon numerous factors, including:

•	the intra quarter timing and overall levels of net revenue;

•	expenditures from our core business and strategic investments;

•	the overall level of net profits or losses;

•	our ability to manage our relationships with our contract manufacturers;

•	the potential growth or decline in inventory to support our customers;

•	costs associated with product quality issues and the recovery, if any, of such costs from a supplier;

•	the status of our relationships with key customers, partners and suppliers;

•	the timing and extent of the introduction of new products and services;

•	the growth in operations;

•	legal settlements; and

•	the economic environment.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30.0 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of March 31, 2015, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, agreeing that other than in the ordinary course of business, we will not convey, sell, lease, transfer or otherwise dispose of these assets without the prior written consent of Silicon Valley Bank, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of March 31, 2015, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40.0 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents, net of the total amount outstanding under the credit facility fall below $20.0 million (measured on a rolling three-

month basis), the interest rate will increase to the Silicon Valley Bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2017.

As of March 31, 2015, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of March 31, 2015. We are currently in compliance with all covenant requirements.

At March 31, 2015, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein or in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our March 31, 2015 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of March 31, 2015, there was zero outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the United States Dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the three months ended March 31, 2015 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the United States Dollar. Additionally, if we liquidate any of our foreign subsidiaries, our cumulative translation adjustment recorded in Other Comprehensive Income would be required to be reclassified into earnings. The Company currently anticipates liquidation of its Netherlands operating unit during 2015. The Netherlands operating unit currently has no active operations. Cumulative translation losses related to the Netherlands operating unit of approximately $2.7 million would be reclassified from Other Comprehensive Income (Loss) to Operating Income (Loss). Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Although foreign currency transaction gains and losses have not historically been material, we incurred less than $0.1 million in foreign currency transaction gains during the three months ended March 31, 2015. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates could result in foreign currency losses of approximately $0.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 8, Commitments and Contingencies, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The following sets forth risk factors that may affect our future results, including certain revisions to the risk factors included in our annual report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2014. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this Quarterly Report on Form 10-Q.

We are dependent on sales to a relatively small number of customers and a disruption in sales to any one of these customers could materially harm our financial results.

Our business is highly dependent on a limited number of customers. If our relationship with certain of our customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with our customers will expand or not otherwise be disrupted. Refer to Note 1, Summary of Significant Accounting Policies - Concentration of Customers and Suppliers, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q for further details on our customers. Going forward, we expect to generate additional revenue from our Vertical Markets partners and from potential new Server OEM customers. However, if we are unable to generate sufficient revenue and gross profit from these sources, our financial results could be harmed.

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

Even if the errors are detected before shipment, such errors still could result in the halting of production, delay of shipments, delay of recovery costs, loss of goodwill, tarnishment of reputation and/or a substantial decrease in net revenue. Our standard warranty provides that if our systems do not function to published specifications, we will repair or replace the defective component or system without charge generally for a period of approximately three years. We generally extend to our customers the warranties provided to us by our suppliers, and accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. There can be no assurance that our suppliers will continue to provide such warranties to us in the future or that our warranty obligations to our customers will be covered by corresponding warranties from our suppliers, which could have a material adverse effect on our operating results and financial condition. Significant warranty costs could decrease our gross margin and negatively impact our business, financial condition and results of operations. In addition, defects in our products could result in our customers claiming property damages, consequential damages, or bodily injury, which could also result in loss of customers and goodwill. Our customers may assert claims that our products have failed to meet agreed-to specifications or that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Significant claims exceeding our expected warranty provisions could distract management’s attention from operating our business and, if successful, result in material claims against us that might not be covered by our insurance. Refer to Note 5, Product Warranties, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q for further details.

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

None of our contracts with our existing customers contain minimum purchase commitments and while our contracts typically contain a specified term, our customers may cancel purchase orders at any time, cease making purchases or elect not to renew the applicable contract upon the expiration of the current term. Consequently, our customers generally order only through written purchase orders. Further, we do not expect that future contracts with customers, if any, will include any minimum purchase commitments. Changes in the timing or volume of purchases by our major customers could result in lower net revenue. For example, we cannot be certain that our sales to any of our customers will continue at historical levels or will reach expected levels. In addition, our existing contracts do not require our customers to purchase our products exclusively or on a preferential basis over the products of any of our competitors. Consequently, to the extent they are not sole sourced, our customers may sell the products of our competitors. The decision by any of our customers to cancel purchase orders, cease making purchases or terminate their respective contracts could cause our net revenue to decline substantially, and our business, financial condition and results of operations could be significantly harmed.

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

Our inability to manage our relationship with our channel sales reseller may significantly impact our ability to increase net revenue, gross margin and operating income.

We have recently changed our channel distribution model to utilize an exclusive reseller for channel sales which will utilize the reseller’s global distribution marketing, sales, support and services. If we cannot successfully manage, develop and generate sufficient net revenue through our reseller, our net revenue, gross margin and our results of operations could be adversely affected.

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

We primarily sell to large customers and other OEMs and thus do not need to make substantial incremental investments in sales and marketing to generate demand for our products to our customers. Additionally, we outsource substantially all of our manufacturing to very large contract manufacturing partners in Asia. Hence, there is little incremental cost required to increase our production capacity. Furthermore, we have an adopted modular architecture to our storage system products and consequently if our customers do not require substantial customization, we are able to launch products based on existing product platforms for new OEMs or channel partners at modest incremental expenditures.

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

The storage market is intensely competitive and is characterized by rapidly changing technology. For our AssuredSAN storage hardware products, we compete primarily against independent storage system suppliers, including EMC Corporation, Hitachi Data Systems Corp., Infortrend, Nimble Storage, Inc., Promise Technology, Inc., NEC and NetApp, Inc. as a result of its acquisition of LSI’s Engenio Division in May 2011. We also compete with traditional suppliers of computer systems, including International Business Machines Corporation, Oracle Corporation, Dell Inc. and HP, which market storage systems as well as other computer products.

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

For the years ended December 31, 2013 and 2014, we generated income from continuing operations of $5.5 million and $8.1 million, respectively. We expect our business to remain volatile as we are often unable to reliably predict net revenue from our customers. Net revenue from our customers, the mix of products sold to our customers, our ability to introduce new products as planned and our ability to reduce product costs and manage our operating expenses and manufacturing variances will continue to affect our financial results for 2015. Consequently, we cannot provide assurance that we will be profitable in any future period.

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

We are currently involved in an ongoing dispute with Crossroads Inc. It is probable that we will resolve this contractual dispute for royalty payments from 2009 to the current period for a total amount in the range of $1.0 million to $3.4 million. Refer to Note 8, Commitments and Contingencies, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q for further details.

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

Over the past several years, our business strategy has been to derive a competitive advantage by moving from being a follower of new technologies to being a leader in the innovation and development of new technologies. This strategy requires us to make significant investments in research and development and, in attempting to remain competitive, we may increase our capital expenditures and expenses above our historical run-rate model, including the capitalization of a software project under development discussed more fully in Note 4, Intangible Assets, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q. There can be no assurance that these investments will result in viable technologies or products, or if these investments do result in viable technologies or products, that they will be profitable or accepted by the market. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.

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

*
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Dot Hill Systems Corp.

Date:	May 8, 2015

		By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	May 8, 2015

		By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)