Form 10-Q
period 2015-06-30
DOT HILL SYSTEMS CORP
filed 2015-08-06
CIK 1042783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

The registrant had 62,332,870 shares of common stock, $0.001 par value, outstanding as of July 31, 2015.

DOT HILL SYSTEMS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2015

Part I. Financial Information

Item 1. Financial Statements

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
AS OF DECEMBER 31, 2014 AND JUNE 30, 2015
(In thousands, except par value data)

	December 31, 2014	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$42,492	$49,137
Accounts receivable, net	43,328	44,975
Inventories	11,342	9,201
Prepaid expenses and other assets	11,126	6,444
Total current assets	108,288	109,757
Property and equipment, net	8,764	8,923
Intangible assets	2,680	4,512
Other assets	500	485
Total assets	$120,232	$123,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,421	$27,998
Accrued compensation	4,015	4,684
Accrued expenses	8,039	9,837
Deferred revenue	5,319	3,836
Total current liabilities	54,794	46,355
Other long-term liabilities	2,908	2,283
Total liabilities	57,702	48,638
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding at December 31, 2014 and June 30, 2015	—	—
Common stock, $0.001 par value, 100,000 and 200,000 shares authorized, 60,777 and 62,251 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	61	62
Additional paid-in capital	336,827	342,082
Accumulated other comprehensive loss	(3,152)	(455)
Accumulated deficit	(271,206)	(266,650)
Total stockholders’ equity	62,530	75,039
Total liabilities and stockholders’ equity	$120,232	$123,677

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
NET REVENUE	$48,222	$61,539	$96,429	$122,660
COST OF GOODS SOLD	32,199	41,405	65,141	81,496
GROSS PROFIT	16,023	20,134	31,288	41,164
OPERATING EXPENSES:
Research and development	9,340	9,960	18,816	20,079
Sales and marketing	3,843	3,441	7,137	7,245
General and administrative	2,851	5,960	5,749	9,172
Total operating expenses	16,034	19,361	31,702	36,496
OPERATING INCOME (LOSS)	(11)	773	(414)	4,668
OTHER INCOME (EXPENSE):
Interest income (expense), net	(4)	(13)	(22)	(27)
Other income (expense), net	11	—	21	—
Total other income (expense), net	7	(13)	(1)	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(4)	760	(415)	4,641
INCOME TAX EXPENSE	74	75	75	85
NET INCOME (LOSS)	$(78)	$685	$(490)	$4,556

NET INCOME (LOSS) PER SHARE:
Net Income (Loss) per share - basic and diluted	$(0.00)	$0.01	$(0.01)	$0.07

WEIGHTED AVERAGE SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
Basic	60,159	61,292	59,920	61,027
Diluted	60,159	66,562	59,920	65,611

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(78)	$685	$(490)	$4,556
Foreign currency translation adjustment	1	27	(29)	20
Reclassification of accumulated foreign currency translation losses into net income (loss) upon liquidation of foreign subsidiary	—	2,677	—	2,677
Comprehensive income (loss)	$(77)	$3,389	$(519)	$7,253

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2015
(In thousands)

	Six Months Ended
	June 30,
	2014	2015
Cash Flows From Operating Activities:
Net income (loss)	$(490)	$4,556
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,891	2,348
Share-based compensation expense	1,632	2,080
Provision for bad debt expense	2	9
Write-off of property and equipment	5	—
Foreign currency translation adjustment upon liquidation of foreign subsidiary	—	2,677
Changes in operating assets and liabilities:
Accounts receivable	9,861	(1,533)
Inventories	(1,035)	2,140
Prepaid expenses and other assets	2,544	4,693
Accounts payable	(9,122)	(9,225)
Accrued compensation and other expenses	(3,213)	2,378
Deferred revenue	831	(1,480)
Other long-term liabilities	(143)	(622)
Net cash provided by operating activities	2,763	8,021
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,432)	(2,359)
Purchases of intangible assets	—	(2,177)
Net cash used in investing activities	(1,432)	(4,536)
Cash Flows From Financing Activities:
Payments on bank borrowings	(2,000)	—
Shares withheld for tax purposes	(80)	(10)
Proceeds from sale of stock to employees	2,500	3,186
Net cash provided by financing activities	420	3,176
Effect of Exchange Rate Changes on Cash and Cash Equivalents	39	(16)
Net Increase in Cash and Cash Equivalents	1,790	6,645
Cash and Cash Equivalents, beginning of period	40,406	42,492
Cash and Cash Equivalents, end of period	$42,196	$49,137

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$832	$970
Property and equipment transferred from inventory	$42	$—
Supplemental Cash Flow Data:
Cash paid for income taxes	$260	$262

See accompanying notes to unaudited condensed consolidated financial statements.

DOT HILL SYSTEMS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of Dot Hill Systems Corp., referred to herein as Dot Hill, we, our or us, contained herein are unaudited and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2015.

Use of Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, income taxes, including the valuation allowance for deferred tax assets, inventory valuation (refer to Note 3, Inventories) and recurring and specific issue warranty obligations (refer to Note 5, Product Warranties). In addition, we have other accounting policies that involve estimates such as the determination of useful lives of long-lived assets, the valuation of long-lived assets, accruals for restructuring, capitalization of software development costs, contingent liabilities and recognition of share-based compensation expense. Actual results may differ from these estimates and such differences could be material.

Revenue Recognition

We derive our revenue from sales of our hardware products, software and services.

Hardware

Hardware product revenue consists of revenue from sales of our AssuredSAN storage systems that are integrated with our original equipment manufacturers', or OEM, customers' industry standard hardware and which become essential to the integrated system product. We recognize hardware product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized for hardware product sales upon transfer of title and risk of loss to the customer. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on contractual return rights, historical sales returns, analysis of credit memo data and other factors known at the time. If actual future returns and pricing adjustments differ from past experience and our estimates, adjustments to revenue reserves may be required.

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

Services

Our service revenue primarily relates to out-of-warranty repairs and product maintenance contracts. Out-of-warranty repairs primarily consist of product repair services performed by our contract manufacturers for those customers that allowed their original product warranty to expire without purchasing one of our higher level support service plans. Revenue from these out-of-warranty repairs, and the associated cost of sales, is recognized in the period these services are provided. Service revenue also consists of product maintenance contracts purchased by our customers as an extension of our standard warranty. Revenue from our product maintenance contracts is deferred and recognized ratably over the contract term, generally 12 to 36 months. Net revenue derived from services was less than 10% of total revenue for all periods presented.

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

Research and Development and Capitalized Software Development Costs

Research and development costs are expensed as incurred. In conjunction with the development of our products, we incur certain software development costs. For the majority of our software development projects, no costs have been capitalized because the period between achieving technological feasibility and completion of such software is relatively short and software development costs qualifying for capitalization have been insignificant. On a specific software project under development, it was determined that the period between achieving technological feasibility and completion of the software development is not relatively short and the development costs qualifying for capitalization will be significant. For this project, since technological feasibility has been established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. The amortization of these costs will be included in cost of revenue over the estimated life of the products. Refer to Note 4, Intangible Assets.

Income Taxes

We recognize deferred tax assets and liabilities for the expected tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We periodically evaluate the likelihood of the realization of deferred tax assets. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the amount of our net operating loss carryforwards not subject to limitations, the number of periods it will take to realize our net operating loss carryforwards and other relevant factors. Based upon our analysis of these factors, we have not concluded that our principal tax paying entity has attained a sustained level of profitability sufficient to reduce our valuation allowance. However, given our current earnings and anticipated future earnings, we believe that it is possible that within the next twelve months, we may reduce all or a portion of the valuation allowance if the Company determines that it is more likely than not that a material amount of our deferred tax assets will be realized. The exact timing and amount of any valuation allowance reduction is subject to change on the basis of the level of profitability that we are able to actually achieve. Any future reduction of the valuation allowance will be recorded as a tax benefit increasing our net income.

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

Concentration of Customers and Suppliers

A majority of our net revenue is derived from a limited number of customers. For the three months ended June 30, 2014, we had one customer, and for the three months ended June 30, 2015, we had three customers, that accounted for 10% or more of our total net revenue. For the six months ended June 30, 2014, we had two customers, and for the six months ended June 30, 2015, we had four customers, that accounted for 10% or more of our total net revenue. Our agreements with our customers do not contain any minimum purchase commitments, do not obligate them to purchase their storage solutions exclusively from us and may be terminated at any time upon notice.

Net revenue consists of all product and services revenue. Net revenue by major customer, or a customer who has accounted for 10% or more of our total net revenue in the current quarter and/or any quarter in the prior fiscal year, is as follows (as a percentage of total net revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Customer A	50%	45%	50%	40%
Customer B	2%	14%	2%	10%
Customer C	4%	8%	10%	13%
Customer D	9%	11%	8%	14%

If our relationship with our major customers were disrupted or declined significantly, we would lose a substantial portion of our anticipated net revenue and our business could be materially harmed. We cannot guarantee that our relationship with our major customers or our other customers will expand or not otherwise be disrupted.

We currently rely on one contract manufacturing partner, Foxconn Technology Group, or Foxconn, to produce substantially all of our products. As a result, should Foxconn not produce and deliver inventory for us to sell on a timely basis, operating results may be adversely impacted. Our agreement with Foxconn is currently set to expire on September 1, 2015. We are currently in negotiations to extend our contract with Foxconn. If the agreement is not extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement. In the event the Company does not extend its agreement with Foxconn, we have developed plans with an alternative contract manufacturer.

Cash and Cash Equivalents

We classify investments as cash equivalents if they are readily convertible to cash and have original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of money market mutual funds issued or managed in the United States. At December 31, 2014 and June 30, 2015, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

As of June 30, 2015, $1.0 million of the $49.1 million of cash and cash equivalents was held by our foreign subsidiaries, as compared to $3.0 million of the $42.5 million of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2014. On June 17, 2015, we repatriated approximately $2.0 million of our cash and cash equivalents when we liquidated our Netherlands subsidiary. We obtained a favorable ruling from the Netherlands and were not charged foreign taxes on the repatriation, and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any United States tax liability, should one arise.

We anticipate that future foreign earnings will be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable United States income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. We determine the allowance for doubtful accounts based on the aging of our accounts receivable balances and an analysis of our historical experience of bad debt write-offs. Allowance for doubtful accounts was $0.1 million and $0.1 million at December 31, 2014 and June 30, 2015, respectively.

Long-lived Asset Impairment

We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges for the three and six months ended June 30, 2014 or 2015.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that, other than the matter described below, the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. This update creates modifications to various revenue accounting standards for specialized transactions and industries. ASU 2014-09 is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The updated guidance is effective for public entities for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. In July 2015, the FASB officially reaffirmed its April 2015 decision to defer for one year the effective date of ASU 2014-09, which will extend the effective date for public entities to annual reporting periods beginning on or after December 15, 2017, and determined that it will be permissible to early adopt the standard as of the original effective date of ASU 2014-09. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's unaudited condensed consolidated financial statements. The Company does not expect to early adopt the standard.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05. This update provides guidance to customers about whether a cloud computing arrangement includes a software license, and if so, to apply the accounting requirements for other intangible assets. If the cloud computing arrangement does not include a software license, ASU 2015-05 indicates that the arrangement should be accounted for as a service contract. The updated guidance is effective for public entities for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption to have a material impact on the Company's unaudited condensed consolidated financial statements.

2. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period and including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding warrants, stock options, share based compensation awards and other dilutive securities.

The following is a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted earnings from continuing operations per share for the three and six months ended June 30, 2014 and 2015 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net income (loss)	$(78)	$685	$(490)	$4,556
Basic weighted-average common shares outstanding	60,159	61,292	59,920	61,027
Assumed exercise of dilutive stock options, warrants and restricted stock	—	5,270	—	4,584
Diluted weighted-average common shares outstanding	60,159	66,562	59,920	65,611
Net income (loss):
Basic income (loss) per share	$(0.00)	$0.01	$(0.01)	$0.07
Diluted income (loss) per share	$(0.00)	$0.01	$(0.01)	$0.07

Outstanding equity awards not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive were as follows:

	Three Months Ended
	June 30,
	2014		2015
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	10,573,585	$0.47 - $7.84	2,384,500	$4.75 - $7.04
Unvested stock awards	34,845	$—	—	$—
Warrants	1,602,489	$2.40	—	$—

	Six Months Ended
	June 30,
	2014		2015
	Number of Potential Shares	Range of Exercise Prices	Number of Potential Shares	Range of Exercise Prices
Stock options	10,573,585	$0.47 - $7.84	3,969,113	$4.00-$7.04
Unvested stock awards	34,845	$—	—	$—
Warrants	1,602,489	$2.40	—	$—

Shares issued

Common stock activity during the period is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Shares issued:
Options exercised	273	938	905	1,000
Restricted stock awards granted	30	50	30	333
Shares purchased under stock plan	68	143	266	143
Share decreases:
Shares repurchased for tax purposes	(2)	(1)	(17)	(2)

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2014	June 30, 2015
Purchased parts and materials	$2,273	$3,303
Finished goods	9,069	5,898
Total inventory	$11,342	$9,201

Inventories are comprised of finished goods and purchased parts and assemblies, which include costs to purchase assembled units and overhead, and are valued at the lower of cost (first-in, first-out method) or market value. The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. Our customers may require us to purchase and stock material amounts of inventory to ensure availability to meet forecasts, which increases our risk of excess quantities. Because our markets are volatile and are subject to technological risks, price changes and inventory reduction programs by our customers, and because we are required to make last-time buys of certain components on occasion, there is a risk that we will forecast incorrectly and produce excess inventories of particular products or have commitments to purchase excess inventory components from our suppliers. As a result, actual demand will differ from forecasts, and such a difference has in the past and may in the future have a material adverse effect on our gross margin and our results of operations. Any write downs to inventory due to the existence of excess quantities, physical obsolescence, changes in pricing, damage, or other causes result in a new cost basis for the inventory. When we sell or dispose of this inventory, the new cost basis is charged to cost of sales. The decrease in inventory from December 31, 2014 to June 30, 2015 is due to lower required levels of inventory for a significant customer maintained at a vendor managed inventory location.

4. Intangible Assets

Identifiable intangible assets are as follows (in thousands):

		December 31, 2014
	Estimated Useful Life	Gross	Accumulated Amortization	Net
Technology-based intangible assets	Not yet determined	$2,680	$—	$2,680
Total intangible assets		$2,680	$—	$2,680

		June 30, 2015
	Estimated Useful Life	Gross	Accumulated Amortization	Net
Technology-based intangible assets	Not yet determined	$4,512	$—	$4,512
Total intangible assets		$4,512	$—	$4,512

Technology-based intangible assets consist of software to be sold, leased or otherwise marketed, and includes capitalized software development costs. The estimated useful life and projected date that the intangible assets will be generally available for release to customers is not readily determinable as of December 31, 2014 or June 30, 2015. Intangible assets have not been allocated to reporting segments as they are used across the operating segments.

There was no amortization of intangible assets for the three and six months ended June 30, 2014 as there were no technology-based intangible assets as of June 30, 2014, and there was no amortization of intangible assets for the three and six months ended June 30, 2015 as the intangible assets product was not generally available for release to customers.

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

Our warranty accrual and cost activity is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Balance, beginning of period	$3,244	$3,469	$2,965	$3,363
Charges to operations	412	447	826	789
Deductions for payments made	(175)	(318)	(350)	(704)
Changes in estimates	(118)	(382)	(78)	(232)
Balance, end of period	$3,363	$3,216	$3,363	$3,216

6. Credit Facilities

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30.0 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of

June 30, 2015, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, agreeing that other than in the ordinary course of business, we will not convey, sell, lease, transfer or otherwise dispose of these assets without the prior written consent of Silicon Valley Bank, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of June 30, 2015, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20.0 million subject to our meeting certain requirements, including $40.0 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents, net of the total amount outstanding under the credit facility fall below $20.0 million (measured on a rolling three-month basis), the interest rate will increase to the Silicon Valley Bank's prime rate plus 1.0% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2017.

As of June 30, 2015, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of June 30, 2015. We are currently in compliance with all covenant requirements.

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

The Company had no outstanding borrowings on the credit facility as of December 31, 2014 or June 30, 2015, and as such, no fair value estimate was required.

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

Crossroads, Inc. - On September 11, 2013, Crossroads Inc., or Crossroads, filed suit against the Company in the United States District Court for the Western District of Texas alleging non-payment of royalties and breach of the Amended Settlement and License Agreement dated October 2006, and infringement of United States Patent No. 6425035. During the quarter ended September 30, 2014, the Company met with Crossroads to establish a framework to resolve the dispute regarding the Amended Settlement and License Agreement dated October 2006. On September 19, 2014, the United States District Court for the Western District of Texas partially granted the Company’s motion for partial summary judgment as to Crossroads’ claims concerning royalty payments on product sales to Hewlett Packard, or HP, for the period after the Fall of 2011 and at the same time held that the Company is not entitled to the benefit of a license Crossroads granted to HP for the period prior to fall 2011. On February 27, 2015, the Company filed motions to join two inter partes reviews of the validity of the patent that are being conducted by the United States Patent Office and filed a motion to stay the district court litigation pending the entry of final written decisions in the inter partes reviews. On June 16, 2015, the District Court for the Western District of Texas granted the Company's motion to stay the lawsuit and suspended all litigation activity. No trial date has been set. Based on the United States District Court’s response to the Company’s motion for partial summary judgment and prior discussions with Crossroads, it is probable that the Company will resolve this contractual dispute for royalty payments from 2009 to the current period for a total amount in the range of $1.0 million to $3.4 million. As of June 30, 2015, there was a $1.0 million balance accrued, which was charged to general and administrative expense for the year ended December 31, 2014. The actual amount of any settlement could be different than the amount accrued or the currently estimated maximum amount and the difference could be material.

9. Accumulated Other Comprehensive Loss

Foreign currency translation adjustments comprise the entire amount of our accumulated other comprehensive loss as of December 31, 2014 and June 30, 2015. Effective June 17, 2015, we liquidated our Netherlands subsidiary, which had no active operations, and the cumulative translation adjustment loss of $2.7 million recorded in accumulated other comprehensive loss was reclassified into operating income (loss). Refer to Note 1, Summary of Significant Accounting Policies - Cash and Cash Equivalents for further discussion.

The amounts reclassified into operating income (loss) from accumulated other comprehensive loss are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
OPERATING EXPENSES:
General and administrative	$—	$2,677	$—	$2,677

The components of accumulated other comprehensive loss, net of tax, as of June 30, 2015 and changes during the three and six months ended June 30, 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Cumulative Foreign Currency Translation Adjustment:
Balance, beginning of period	$3,284	$3,159	$3,254	$3,152
Foreign currency translation adjustment	(1)	(27)	29	(20)
Reclassification of accumulated foreign currency translation losses into net income (loss)	—	(2,677)	—	(2,677)
Balance, end of period	$3,283	$455	$3,283	$455

10. Segment Information

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

Vertical Markets - The Vertical Markets segment consists of strategically selected Vertical Markets, that are recognized as processing large amounts of data. Our target Vertical Markets include Media and Entertainment, Telecommunications Infrastructure, Oil and Gas, Big Data Analytics and Digital Imaging, among others. These customers typically embed their products into their customer solutions, which quite often generate revenue for their end-user customers. We sell to these customers through both Vertical Markets OEM partners that include embedded solutions integrators, as well as through channel partners. Vertical Markets customers include Customer B, Customer C and Customer D (refer to Note 1, Summary of Significant Accounting Policies - Concentration of Customers and Suppliers).

Corporate - The Corporate segment consists primarily of costs that support both the Server OEM and Vertical Markets segments.

Net revenues by segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net revenue:
Server OEM	$27,463	$36,733	$53,317	$61,911
Vertical Markets	20,759	24,806	43,112	60,749
Corporate	—	—	—	—
Total net revenue	$48,222	$61,539	$96,429	$122,660

Operating income (loss) by segment and a reconciliation to consolidated income (loss) before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Operating income (loss):
Server OEM	$6,242	$9,189	$11,364	$14,583
Vertical Markets	6,762	8,287	14,169	20,773
Corporate	(13,015)	(16,703)	(25,947)	(30,688)
Total operating income (loss)	(11)	773	(414)	4,668
Total other income (expense), net	7	(13)	(1)	(27)
Income (loss) before income taxes	$(4)	$760	$(415)	$4,641

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and therefore asset, depreciation and amortization, or capital expenditure by segment information is not provided to our CODM.

Operating income (loss) for the Corporate segment for the three and six months ended June 30, 2015 includes accumulated foreign currency translation amounts reclassified into earnings from accumulated other comprehensive income. Refer to Note 9, Accumulated Other Comprehensive Loss.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in the preceding pages in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2014.

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

Typical customers for our storage systems products, which include our AssuredSANTM line of storage array products, include organizations requiring high reliability, high performance networked or direct attached storage and data management solutions in an open systems architecture. Most of our sales through our Server OEMs go into the information technology, or IT, infrastructure of companies and organizations to support a wide variety of internal applications, including email, Enterprise Resource and Planning, file sharing and retail transactions. On the other hand, much of our product sales into Vertical Markets support the revenue streams of embedded solution partners' end-user customers, such as the infrastructure of telco providers, video editing and streaming appliances, and big data analytics solutions. Our storage solutions consist of integrated hardware, firmware and software products employing a modular system that allows end-users to add various protocol, performance, capacity or data protection schemes as needed. Our broad range of products, from small capacity direct attached to complete multi-hundred terabyte, or TB, storage area networks, or SANs, provide end-users with a cost-effective means of addressing increasing storage demands at compelling price-performance points. Our current product family based on our AssuredSAN architecture provides high performance and large disk array capacities with both hard disk drives, or HDDs, and flash-based Solid State Drives, or SSDs, for a broad variety of environments, employing Fibre Channel, Internet Small Computer Systems Interface, or iSCSI or Serial Attached SCSI, or SAS, interconnects to switches and/or hosts. In addition, our Assured family of data protection software products provides additional layers of data protection options to complement our line of storage disk arrays. Our current mainstream AssuredSAN family of entry-level and mid-range storage products and Just a Bunch of Disks, or JBOD, arrays are targeted primarily at mainstream enterprise and small-to-medium business, or SMB, applications. Some of our AssuredSAN products have been distinguished by certification as Network Equipment Building System, or NEBS, Level 3 (a telecommunications standard for equipment used in central offices) and are MIL-STD-810F (a military standard created by the United States government) compliant based on their ruggedness and reliability.

Our products span Price Bands 2 through 6 as defined by International Data Corporation, or IDC. Our AssuredSAN 3000 Series product addresses the entry level market (bands 2 and 3) and AssuredSAN 4000 and 6000 Series products address the mid-range market (bands 4 through 6). AssuredSAN 4000 Series products include RealStorTM software that incorporates autonomic real-time data tiering via a virtualized back-end. With RealStor, businesses gain the advantage of using very high performance SSDs to their maximum benefit, while storing less frequently accessed data on larger and much less expensive HDDs. Our AssuredSAN 3000 Series products are typically, but not exclusively, sold through our Server OEM partners, our AssuredSAN 4000 Series products are sold through both Server OEM partners and Vertical Markets OEM partners, and our AssuredSAN 6000 Series are typically, but not exclusively, sold through our Vertical Market OEM partners.

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

Our products and services are sold worldwide to facilitate server and SAN storage implementations, primarily through Server OEMs, Vertical Markets OEM partners that include embedded solution OEMs that integrate our products into their solutions, and value-added resellers, or VARs. Our storage system products' Server OEM partners currently include, among others, HP, Lenovo and Stratus, who purchase our AssuredSAN products, and AMD, among others, who purchase our AssuredVRA products. Our Vertical Markets OEM partners include Flextronics, Teradata, Motorola, Tektronix, Samsung, Concurrent, Autodesk, Imagine Communications, Quantum and Nokia. Although our products and services are sold worldwide, the majority of our net revenue is derived from our United States operations.

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

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our ability to maintain and enhance relationships with our Server OEM and Vertical Markets OEM customers, as well as our ability to win new business;

•	our ability to source critical components such as integrated circuits, hard disk drives, memory and other components on a timely basis;

•	the amount of field failures resulting in product replacements or recalls;

•	our ability to launch new products in accordance with OEM specifications, schedules and milestones;

•	our ability to sell Dot Hill branded products through resellers;

•	our ability to win new Server OEM and Vertical Markets OEM customers who embed our products into their solutions;

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

For these and other reasons, our net revenue and results of operations for the three and six months ended June 30, 2015 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Our manufacturing strategy includes outsourcing substantially all of our manufacturing to third-party manufacturers in order to reduce sales cycle times and manufacturing infrastructure, enhance working capital and improve margins by taking advantage of the third parties’ manufacturing and procurement economies of scale. In September 2008, we entered into a manufacturing agreement with Foxconn Technology Group, or Foxconn. Under the terms of the agreement, Foxconn supplies us with manufacturing, assembly and test services from its facilities in China and final integration services including final assembly, testing and configure-to-order services through its worldwide facilities. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for a period of three years. In addition, Foxconn agreed to waive the requirement for a letter of credit and improved payment terms. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to extend our contract with Foxconn. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement. In the event the Company does not extend its agreement with Foxconn, we have developed plans with an alternative contract manufacturer. The majority of our products sold in 2014 and to date in 2015 were manufactured by Foxconn. We expect Foxconn to manufacture substantially all of our products throughout 2015.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the unaudited condensed consolidated financial statements. Management has added income taxes, including the valuation allowance for deferred tax assets, as a critical accounting policy and estimate during the three and six months ended June 30, 2015, as listed below. Management believes that other than the addition of income taxes, there have been no significant changes during the three and six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Refer to Note 1, Summary of Significant Accounting Policies, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q.

Income Taxes

We recognize deferred tax assets and liabilities for the expected tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We periodically evaluate the likelihood of the realization of deferred tax assets. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the amount of our net operating loss carryforwards not subject to limitations, the number of periods it will take to realize our net operating loss carryforwards and other relevant factors. Based upon our analysis of these factors, we have not concluded that our principal tax paying entity has attained a sustained level of profitability sufficient to reduce our valuation allowance. However, given our current earnings and anticipated future earnings, we believe that it is possible that within the next twelve months, we may reduce all or a portion of the valuation allowance if the Company determines that it is more likely than not that a material amount of our deferred tax assets will be realized. The exact timing and amount of any valuation allowance reduction is subject to change on the basis of the level of profitability that we are able to actually achieve. Any future reduction of the valuation allowance will be recorded as a tax benefit increasing our net income.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the periods indicated (percentages may not recalculate due to rounding):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF GOODS SOLD	66.8	67.3	67.6	66.4
GROSS PROFIT	33.2	32.7	32.4	33.6
OPERATING EXPENSES:
Research and development	19.4	16.2	19.5	16.4
Sales and marketing	8.0	5.6	7.4	5.9
General and administrative	5.9	9.7	6.0	7.5
Total operating expenses	33.3	31.5	32.9	29.8
OPERATING INCOME (LOSS)	(0.1)	1.3	(0.5)	3.8
Other income (expense), net	0.0	(0.0)	(0.0)	(0.0)
INCOME (LOSS) BEFORE INCOME TAXES	(0.1)	1.2	(0.5)	3.8
INCOME TAX EXPENSE	0.2	0.1	0.1	0.1
NET INCOME (LOSS)	(0.3)%	1.1%	(0.6)%	3.7%

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2015

Net Revenue

	Three Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Net Revenue:
Server OEM	$27,463	57.0%	$36,733	59.7%	$9,270	33.8%
Vertical Markets	20,759	43.0%	24,806	40.3%	4,047	19.5%
Consolidated Net Revenue	$48,222	100.0%	$61,539	100.0%	$13,317	27.6%

	Six Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Net Revenue:
Server OEM	$53,317	55.3%	$61,911	50.5%	$8,594	16.1%
Vertical Markets	43,112	44.7%	60,749	49.5%	17,637	40.9%
Consolidated Net Revenue	$96,429	100.0%	$122,660	100.0%	$26,231	27.2%

Revenues from our largest Server OEM customer increased in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to additional demand for our current product line. However, the revenues from this customer declined from approximately 50% of our total consolidated net revenue for the three months ended June 30, 2014 to 45% of our total consolidated net revenue for the three months ended June 30, 2015. The decline as a percentage of consolidated net revenue is due to the increase in consolidated net revenues from other new and existing customers, and the associated revenue diversification. We expect sales to our largest Server OEM customer to continue to represent a substantial portion of our Server OEM net revenue during the remainder of 2015. The remainder of the increase in Server OEM revenues was due to an increase in sales to another large Server OEM customer.

Net revenue from the Vertical Markets segment increased primarily due to a ramp in sales to existing and new customers. The ramp in sales was due to a combination of factors, including additional demand for our existing product line and the addition of our higher density chassis options. We expect the growth trend in sales to Vertical Markets to continue during the remainder of 2015.

Revenues from our largest Server OEM customer increased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to increased demand for our existing product line. However, the revenues from this customer declined from approximately 50% of our total consolidated net revenue for the six months ended June 30, 2014 to 40% of our total consolidated net revenue for the six months ended June 30, 2015. The decline as a percentage of consolidated net revenue is due to the increase in consolidated net revenues from other new and existing customers, and the associated revenue diversification. We expect sales to this customer to continue to represent a substantial portion of our Server OEM net revenue during the remainder of 2015. The remainder of the increase in Server OEM revenues was due to an increase in sales to other existing Server OEM customers.

Net revenue from the Vertical Markets segment for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 increased primarily due to a ramp in sales to existing and new Vertical Markets customers. The ramp in sales was due to a combination of factors, including additional demand for our existing product line and the addition of our higher density chassis options. We expect the growth trend in sales to Vertical Markets to continue during the remainder of 2015.

Cost of Goods Sold

	Three Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold:
Server OEM	$20,680	42.9%	$26,930	43.8%	$6,250	30.2%
Vertical Markets	11,519	23.9%	14,475	23.5%	2,956	25.7%
Consolidated Cost of Goods Sold	$32,199	66.8%	$41,405	67.3%	$9,206	28.6%

	Six Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Cost of Goods Sold:
Server OEM	$40,930	42.4%	$46,112	37.6%	$5,182	12.7%
Vertical Markets	24,211	25.1%	35,384	28.8%	11,173	46.1%
Consolidated Cost of Goods Sold	$65,141	67.6%	$81,496	66.4%	$16,355	25.1%

Server OEM cost of goods sold increased largely as a result of the increase in revenue from Server OEM customers during the three months ended June 30, 2015, with the increase partially offset by a change in product mix for the first quarter of 2015.

Vertical Markets cost of goods sold increased mainly as a result of the increase in Vertical Markets revenue during the three months ended June 30, 2015, as well as the change in product and customer mix during the quarter.

During the six months ended June 30, 2015, Server OEM cost of goods sold increased largely as a result of the increase in revenue from Server OEM customers, with the increase partially offset by a change in product mix for the first half of 2015.

During the six months ended June 30, 2015, Vertical Markets cost of goods sold increased mainly as a result of the increase in Vertical Markets revenue, as well as a change in product and customer mix during the quarter.

Gross Profit

	Three Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Segment Net Revenue	2015	% of Segment Net Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$6,783	24.7%	$9,803	26.7%	$3,020	44.5%
Vertical Markets	9,240	44.5%	10,331	41.6%	1,091	11.8%
Consolidated Gross Profit	$16,023	33.2%	$20,134	32.7%	$4,111	25.7%

	Six Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Segment Net Revenue	2015	% of Segment Net Revenue
	(in thousands, except percentages)
Gross Profit:
Server OEM	$12,387	23.2%	$15,799	25.5%	$3,412	27.5%
Vertical Markets	18,901	43.8%	25,365	41.8%	6,464	34.2%
Consolidated Gross Profit	$31,288	32.4%	$41,164	33.6%	$9,876	31.6%

The primary driver of the increase in gross profit percentage for Server OEM for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was the mix of product sales.

Vertical Markets gross profit percentage declined from the three months ended June 30, 2014 as compared to the three months ended June 30, 2015 due to the change in product and customer mix.

The primary driver of the increase in gross profit percentage for Server OEM for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was the mix of product sales.

Vertical Markets gross profit percentage declined slightly from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to the change in product and customer mix.

Research and Development Expenses

	Three Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Research and Development Expenses	$9,340	19.4%	$9,960	16.2%	$620	6.6%

	Six Months Ended June 30,
	2014	% of Net Revenue	2015	% of Net Revenue	Increase(Decrease)	% Change
	(in thousands, except percentages)
Research and Development Expenses	$18,816	19.5%	$20,079	16.4%	$1,263	6.7%

Research and development expenses are included in the Corporate segment and not allocated between the Server OEM and Vertical Markets segments as most research and development efforts are deployed across both of these segments. The increase in consolidated research and development expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was due to a combination of an increase in compensation expense of $1.1 million, with associated increases in share-based compensation expense of $0.1 million, due to an increase in headcount necessary to support the research and development function. These headcount related increases were partially offset by the capitalization of software development costs of $0.8 million. In addition, there was an increase in depreciation and other expenses of $0.2 million.

The increase in consolidated research and development expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due to a combination of an increase in compensation expense of $1.6 million, with associated increases in share-based compensation expense of $0.3 million, travel expenses of $0.1 million and allocated common costs of $0.4 million, due to an increase in headcount necessary to support the research and development function. These headcount related increases were partially offset by the capitalization of software development costs of $1.5 million. In addition, there was an increase in depreciation and other expenses of $0.4 million.

We expect that the timing of our engineering headcount requirements and material purchases to support new product releases will affect the amount of research and development expenses in future periods. In addition, we expect that future levels of capitalized software development costs will fluctuate significantly dependent upon the type of software development projects undertaken.

Sales and Marketing Expenses

	Three Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses:
Server OEM	$541	1.1%	$614	1.0%	$73	13.5%
Vertical Markets	2,478	5.1%	2,044	3.3%	(434)	(17.5)%
Corporate	824	1.7%	783	1.3%	(41)	(5.0)%
Consolidated Sales and Marketing Expenses	$3,843	8.0%	$3,441	5.6%	$(402)	(10.5)%

	Six Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Sales and Marketing Expenses:
Server OEM	$1,023	1.1%	$1,216	1.0%	$193	18.9%
Vertical Markets	4,732	4.9%	4,592	3.7%	(140)	(3.0)%
Corporate	1,382	1.4%	1,437	1.2%	55	4.0%
Consolidated Sales and Marketing Expenses	$7,137	7.4%	$7,245	5.9%	$108	1.5%

Server OEM sales and marketing expense for the three months ended June 30, 2015 increased slightly as compared to the three months ended June 30, 2014 primarily due to an increase in non-capitalized equipment costs necessary to support product sales.

Vertical Markets sales and marketing expense decreased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to a decrease in compensation expense, as well as travel and advertising expenses, due to the Company's entry in April 2015 into an agreement with Quantum, whereby Quantum is providing global channel sales and marketing resources, services and support that was previously a component of the Company's sales and marketing expenses.

Corporate sales and marketing expense for the three months ended June 30, 2015 was relatively flat as compared to the three months ended June 30, 2014.

Server OEM sales and marketing expense for the six months ended June 30, 2015 increased as compared to the six months ended June 30, 2014 primarily due to an increase in non-capitalized equipment costs necessary to support product sales.

Vertical Markets sales and marketing expense for the six months ended June 30, 2015 decreased as compared to the six months ended June 30, 2014 primarily due to a decrease in compensation expense, as well as travel and advertising expenses, partially offset by an increase in evaluation unit expenses and professional fees, due to the Company's entry in April 2015 into an agreement with Quantum, whereby Quantum is providing global channel sales and marketing resources, services and support that was previously a component of the Company's sales and marketing expenses.

Corporate sale and marketing expense for the six months ended June 30, 2015 was relatively flat as compared to the six months ended June 30, 2014.

General and Administrative Expenses

	Three Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$2,851	5.9%	$5,960	9.7%	$3,109	109.0%

	Six Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
General and Administrative Expenses	$5,749	6.0%	$9,172	7.5%	$3,423	59.5%

General and administrative expenses are included in the Corporate segment. The increase in general and administrative expenses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2015 was primarily due to recognition of $2.7 million in cumulative foreign currency translation losses previously recorded to other comprehensive income. The losses were reclassified from accumulated other comprehensive income to general and administrative expenses during the three months ended June 30, 2015 as the Company's Netherlands subsidiary which generated the losses was liquidated. The remaining increase was due to an increase of $0.4 million in compensation expense primarily due to increases in other compensation, as well as additional headcount to support growth in the Company.

The increase in general and administrative expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2015 was primarily due to recognition of $2.7 in cumulative foreign currency translation losses previously recorded to other comprehensive income, which were reclassified from accumulated other comprehensive income to general and administrative expenses during the three months ended June 30, 2015 as the Netherlands subsidiary which generated the losses was liquidated. The remaining increase was due to an increase of $0.6 million in compensation expense primarily due to increases in other compensation, as well as additional headcount to support growth in the Company.

Other Income (Expense), net

	Three Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense):
Interest Income (Expense), Net	$(4)	0.0%	$(13)	0.0%	$(9)	225.0%
Other Income (Expense), Net	11	0.0%	—	—%	(11)	(100.0)%
Other Income (Expense), Net	$7	0.0%	$(13)	0.0%	$(20)	(285.7)%

	Six Months Ended June 30,				Increase(Decrease)	% Change
	2014	% of Net Revenue	2015	% of Net Revenue
	(in thousands, except percentages)
Other Income (Expense):
Interest Income (Expense), Net	$(22)	0.0%	$(27)	0.0%	$(5)	22.7%
Other Income (Expense), Net	21	0.0%	—	—%	(21)	(100.0)%
Other Income (Expense), Net	$(1)	0.0%	$(27)	0.0%	$(26)	2,600.0%

Other income (expense), net, for the three and six months ended June 30, 2015, consists of interest income on our cash and cash equivalents, interest expense related to our note payable and other miscellaneous items.

Income Taxes

We recorded income tax expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2014, as compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2015. Our current period provision primarily includes estimated liabilities relating to tax expense in certain states and foreign jurisdictions in which we operate, offset partially by a favorable adjustment to uncertain tax positions.

The Company maintains a valuation allowance against substantially all of its deferred tax assets primarily related to various net operating loss and tax credit carry forwards. We periodically evaluate the likelihood of the realization of deferred tax assets. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the amount of our net operating loss carryforwards not subject to limitations, the number of periods it will take to realize our net operating loss carryforwards and other relevant factors. Based upon our analysis of these factors, we have not concluded that our principal tax paying entity has attained a sustained level of profitability sufficient to reduce our valuation allowance. However, given our current earnings and anticipated future earnings, we believe that it is possible that within the next twelve months, we may reduce all or a portion of the valuation allowance if the Company determines that it is more likely than not that a material amount of our deferred tax assets will be realized. The exact timing and amount of any valuation allowance reduction is subject to change on the basis of the level of profitability that we are able to actually achieve. Any future reduction of the valuation allowance will be recorded as a tax benefit increasing our net income.

Liquidity and Capital Resources

The primary drivers affecting cash and liquidity are net income (loss), working capital requirements and capital expenditures. Historically, the payment terms we have had to offer our customers have been relatively similar to the terms received from our suppliers. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Conversely, if our net revenue decreases, it is likely that our accounts receivable will also decrease. Our accounts receivable could increase if customers, such as large OEM customers, delay their payments or if intra quarter timing of revenues is back-end loaded within a particular quarter. During the fourth quarter of 2013, we increased payment terms to a large OEM customer. We granted an additional but smaller increase in payment terms to the same OEM customer commencing in the second quarter of 2014. While this did delay collection of our accounts receivable and correspondingly reduced cash, our net working capital was not impacted. In addition, we expect our cash to be impacted in the future due to increases in inventory related to ramp in sales to new or existing customers. In March 2015, we agreed to shorten our payment terms to our primary contract manufacturer, which will reduce our cash, but our net working capital will not be impacted. Our accounts payable may also increase or decrease in connection with changes in volumes as well as our cash conservation strategies. In connection with our contingent liabilities, our cash could be impacted to the extent we incur settlements, fines, penalties or judgments in connection with some of these matters. Refer to Note 8, Commitments and Contingencies, of the notes to unaudited condensed consolidated financial statements included in the preceding pages in this Quarterly Report on Form 10-Q.

As of June 30, 2015, we had $49.1 million of cash and cash equivalents and $63.4 million of working capital compared to $42.5 million of cash and cash equivalents and $53.5 million of working capital as of December 31, 2014. The changes in cash and cash equivalents are further described below.

Cash equivalents include highly liquid investments purchased with original maturities of 90 days or less and consist principally of money market funds. As of June 30, 2015, $1.0 million of the $49.1 million of cash and cash equivalents was held by our foreign subsidiaries. During the quarter ended June 30, 2015, we repatriated approximately $2.0 million of our cash and cash equivalents when we liquidated our Netherlands subsidiary. We obtained a favorable ruling from the Netherlands and were not charged foreign taxes on the repatriation, and we expect that our net operating loss carryforwards and foreign tax credits will be available to offset any United States tax liability, should one arise.

We anticipate that future foreign earnings will be permanently reinvested, although we could elect to repatriate funds held in one or more foreign jurisdictions. If applicable, withholding taxes could reduce the net amount repatriated, and we could be required to accrue and remit applicable United States income taxes to the extent a tax liability results after the utilization of net operating loss carryforwards and available tax credits.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $2.8 million compared to $8.0 million for the six months ended June 30, 2015. The operating activity that affected cash was primarily net loss of $0.5 million for the six months ended June 30, 2014 compared to net income of $4.6 million for the six months ended June 30, 2015.

The adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30, 2015 for items that did not affect cash consisted of depreciation of $2.3 million, share-based compensation expense of $2.1 million and the reclassification from accumulated other comprehensive income of $2.7 million related to the liquidation of our Netherlands subsidiary.

Cash flows from operations reflects the positive impact of a decrease in inventory, which positively impacted cash flows from operations by $2.1 million. The inventory decrease in the six months ended June 30, 2015 primarily relates to lower levels of inventory purchases and utilization of inventories due to ramping of sales to certain customers. The decrease in prepaid expenses and other assets had a $4.7 million positive impact to cash from operations from December 31, 2014 to June 30, 2015 due to decreases in non-trade accounts receivable and decreases in certain other annual prepaid contracts. Accrued compensation and other expenses had a $2.4 million positive impact on cash flows due primarily to timing of payments for vendor obligations and compensation amounts.

Cash flows from operations reflect a negative impact of $1.5 million related to an increase in accounts receivable from December 31, 2014 to June 30, 2015, which was primarily due to timing of revenues in the second quarter of 2015 being weighted to the last month of the quarter. Days Sales Outstanding increased from 63 days at the end of the fourth quarter of 2014 to 67 days at the end of the second quarter of 2015. Cash flows from operations were also negatively impacted by $9.2 million related to a decrease in accounts payable from December 31, 2014 to June 30, 2015, primarily driven by timing of payments and relative levels of revenues for the quarter ended June 30, 2015 as compared to the fourth quarter of 2014. Days Payable Outstanding decreased from 72 days at the end of the fourth quarter of 2014 to 62 days at the end of the second quarter of 2015 due to a change in terms with our contract manufacturer. Cash flows from operations also reflects the negative impact of a $1.5 million decrease in deferral of revenue for certain software contracts recognized over the contract term, and an overall decrease of $0.6 million in other long-term liabilities, primarily due to a decrease in long-term deferred revenue.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 was $1.4 million compared to $4.5 million for the six months ended June 30, 2015. Cash used in investing activities for the six months ended June 30, 2015 was due to test and other equipment used in internal laboratories and at our contract manufacturing partners for use in the production of our products, and also the capitalization of costs associated with software development.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 was $0.4 million compared to $3.2 million for the six months ended June 30, 2015. Cash provided by financing activities for the six months ended June 30, 2015 was primarily from the sale of stock to employees under our employee stock plans of $3.2 million.

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

We maintain a credit facility with Silicon Valley Bank for cash advances and letters of credit of up to an aggregate of $30.0 million based upon an advance rate dependent on certain concentration limits within eligible accounts receivable. These limits exclude certain eligible customer receivables if an individual customer account balance exceeds 25, 50 or 85 percent of the total eligible accounts receivable, depending on the customer, as defined by our Loan and Security Agreement with Silicon Valley Bank. Borrowings under the credit facility bear interest at the Silicon Valley Bank's prime rate, which was 4.0% as of June 30, 2015, and are secured by substantially all of our accounts receivable, deposit and securities accounts. The agreement provides for a negative pledge on our inventory and intellectual property, subject to certain exceptions, agreeing that other than in the ordinary course of business, we will not convey, sell, lease, transfer or otherwise dispose of these assets without the prior written consent of Silicon Valley Bank, and contains usual and customary covenants for an arrangement of its type, including an obligation that we maintain at all times a net worth, as defined in the agreement. As of June 30, 2015, the Company had significant coverage in regard to this covenant. The agreement also includes provisions to increase the financing facility by $20 million subject to our meeting certain requirements, including $40.0 million in borrowing base for the immediately preceding 90 days, and Silicon Valley Bank locating a lender willing to finance the additional facility. In addition, if our cash and cash equivalents, net of the total amount outstanding under the credit facility fall below $20.0 million (measured on a rolling three-month basis), the interest rate will increase to the Silicon Valley Bank's prime rate plus 1% and additional restrictions will apply. The maturity date of the credit facility is July 21, 2017.

As of June 30, 2015, the Company had no outstanding borrowings under the Silicon Valley Bank line of credit. There was $30.0 million available for borrowing under the agreement as of June 30, 2015. We are currently in compliance with all covenant requirements.

At June 30, 2015, our long-term commitments had not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein or in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We place our cash equivalents with high-credit-quality financial institutions, investing primarily in money market accounts. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Our investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being invested in our business. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. A 10% unfavorable change in the interest rate would not materially impact our June 30, 2015 financial statements.

We have a line of credit agreement, which accrues interest on any outstanding balances at the prime rate. As of June 30, 2015, there was zero outstanding under this line. As we make borrowings under this line, we are exposed to interest rate risk on such debt.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We conduct a portion of our business in currencies other than the United States Dollar, the currency in which our unaudited condensed consolidated financial statements are reported. The most significant foreign currencies that subjected us to foreign currency exchange rate risk for the six months ended June 30, 2015 were the Euro, British Pound and the Japanese Yen. Correspondingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the United States Dollar. In the quarter ended June 30, 2015, we recognized $2.7 million in losses for cumulative foreign currency translation adjustment amounts previously recorded to other comprehensive income as the Company's Netherlands subsidiary which generated the losses was liquidated. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions and foreign currency changes. Foreign currency transaction gains and losses have not historically been material and we incurred less than $0.1 million in foreign currency transaction gains during the six months ended June 30, 2015. Future changes in foreign currency rates could adversely impact our financial statements. A 10% unfavorable change in exchange rates could result in foreign currency losses of approximately $0.1 million.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. Any such acquisition and ongoing integration of the new business into our business may adversely affect our operations or profitability.

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

We have recently changed our channel distribution model to utilize an exclusive reseller for channel sales, which will utilize the reseller’s global distribution marketing, sales, support and services. If we cannot successfully manage, develop and generate sufficient net revenue through our reseller, our net revenue, gross margin and our results of operations could be adversely affected.

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

We primarily rely on Foxconn to manufacture our products. In November 2011, we amended our agreement with Foxconn to extend the manufacturing agreement for three years. In November 2014, we extended the agreement to March 11, 2015, and in March 2015, we extended the agreement to September 1, 2015. We are currently in negotiations to further extend our contract. If the agreement is not further extended, pursuant to terms in the existing agreement, we can continue to operate with Foxconn for a period of six months following the expiration of the agreement. However, if they do not perform their obligations under our agreement, or if we otherwise determine to transition manufacturing of our products to another third party manufacturer, it could take several months to establish and qualify alternative manufacturing for our products and we may not be able to fulfill our customers’ orders in a timely manner. If Foxconn fails to meet their obligations under the agreement, we cannot be certain that we will be able to identify a suitable alternative manufacturing partner that meets the requirements of our customers and one that is cost competitive. Failure to identify a suitable alternative manufacturing partner could impact our customer relationships and our financial condition.

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

3.1	Certificate of Incorporation of Dot Hill Systems Corp. (2)
3.2	Amended and Restated Bylaws of Dot Hill Systems Corp. (3)
4.1	Form of Common Stock Certificate. (4)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 19, 2003. (5)
4.3	Form of Rights Certificate. (5)
4.4	Warrant to Purchase Shares of Common Stock dated January 4, 2008. (6)
10.1	2000 Amended and Restated Non-Employee Director's Stock Option Plan. +
10.2	Non-Employee Director Compensation Policy. +
10.3	Strategic Supplier Master Purchase Agreement - First Amendment by and between Dot Hill Systems Corp. and Teradata Operations, Inc. ‡
31.1	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Confidential treatment has been granted by, or requested from, the SEC.

+	Indicates management or compensatory plan or arrangement.

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

Dot Hill Systems Corp.

Date:	August 6, 2015

		By:	/s/ DANA W. KAMMERSGARD
Dana W. Kammersgard
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	August 6, 2015

		By:	/s/ HANIF I. JAMAL
Hanif I. Jamal
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)